Form 10KSB40
period 2001-12-31
TEMPORARY FINANCIAL SERVICES INC
filed 2002-03-29
CIK 1140102

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2001

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from            to            .

Commission File Number: 333-60326

TEMPORARY FINANCIAL SERVICES, INC.
(Exact name of small business issuer as specified in its charter)

Washington	91-2079472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

200 North Mullan Road, Suite 213, Spokane, Washington 99206
(Address of principal executive offices)

(509) 340-0273
(Issuer's telephone number)

N.A.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities Registered under Section 12(g) of the Exchange Act: None

        Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III or any amendments to this Form 10 KSB. Yes ☒    No ☐

        The Registrant generated revenues for year ending December 31, 2001 of: $83,563

        The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as March 1, 2002, was: $1,097,500

        The number of shares of common stock outstanding on March 1, 2002 was: 400,000

        Documents incorporated by Reference: None

        Transitional Small Business Disclosure Format. Yes ☐    No ☒

FORM 10-KSB
PART I

Item 1. Description of Business.

        History.    Temporary Financial Services, Inc. was incorporated under the laws of the State of Washington on October 11, 2000. We formed the company to engage in the business of financing accounts receivable for temporary labor businesses. We also invest in temporary labor businesses and provide services to temporary labor businesses. We know a number of operators in the temporary labor industry that have experience and operational expertise that are interested in starting up new operations or expanding existing operations. We offer our accounts receivable financing, investing, and business services capabilities to these customers. We are currently focused on sales to potential customers already known to our management. As our business grows, we may expand our focus to include other prospects in the temporary labor industry. We also review and consider other business opportunities as they are presented to us.

        As of December 31, 2001, we have loans outstanding in the aggregate amount of $406,081 to a total of four temporary labor businesses. In early January, we began offering our common stock in an initial public offering, and we expect to close the offering sometime in March, 2001. Until our public offering closes, we are not actively soliciting new borrowers.

        Our investing activities relating to temporary labor businesses will be conducted through our wholly owned subsidiary, Temps Unlimited, Incorporated, which was incorporated under the laws of the State of Washington on October 31, 2000. Since inception, Temps Unlimited, Inc. has invested in two temporary labor businesses. A total of $12,000 was invested in Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and $11,250 was invested in Temps Unlimited of Nebraska, LLC doing business as ValuStaff. In each instance, we received an 18% equity stake in the business. Both Staffing on Demand and Valustaff have established operations but have not yet reached consistent breakeven results. For financial statement purposes, we report the investments on the equity method. At December 31, 2001, net investments after deducting our share of losses were $582 for Staffing on Demand, and $1,123 for Valustaff.

        Our business plan also calls for review of other business opportunities as they are presented to us for evaluation. In January, 2002, we reviewed and invested in Genesis Financial, Inc., a newly formed entity that will acquire seller financed real estate receivables at a discount. After holding the real estate receivables for a short time to provide some loan seasoning, Genesis will sell the contracts at a premium over its cost. Genesis will generate revenue from interest on the real estate receivable contracts while they are being held for seasoning, and from the premium received when the real estate receivable contracts are sold. TFS invested $200,350 and 50,000 shares of TFS Common Stock in exchange for 800,000 shares of Genesis common stock constituting approximately 42% of the total shares currently outstanding, and also loaned Genesis $200,000 on a convertible note. Subsequently, TFS has agreed to provide a secured warehousing line of credit with a $2,000,000 credit limit to Genesis for the acquisition of real estate contract receivables. It is expected that the Company will start to fund Genesis real estate receivables contract purchases in the first quarter of 2002.

        Temporary Labor Industry Overview.    TFS will provide financing to temporary labor offices engaged in the staffing services industry. In recent years, the staffing services industry has experienced significant growth in response to the changing work environment. According to published industry sources, the total staffing services market in the United States had revenues of approximately $124.8 billion in 1999 and 139.3 billion in 2000 (the Staffing Industry Report, Vol. XII, No. 12, June 26, 2001).

        The staffing industry is evolving. Traditionally, employers used staffing services to manage personnel costs and meet fluctuating staffing requirements. More recently, however, employers see

10-KSB Page 2

temporary staffing as a way to reduce administrative overhead by outsourcing human resources operations that are not part of the employers' core business competencies. The use of temporary workers typically shifts employment costs and risks, such as workers' compensation and unemployment insurance and the possible adverse effects of changing employment regulations, to temporary staffing companies, which can allocate those costs and risks over a larger pool of employees and customers. In addition, through the use of temporary employees, businesses avoid the inconvenience and expense of hiring and firing regular employees. The American Staffing Association has estimated that more than 81% of all U.S. businesses utilize staffing services. See Staffing Facts from the American Staffing Association, (www.staffingtoday.net/aboutasa/staffingfacts.shtml).

        The U.S. remains the largest and most developed staffing services market in the world. Since 1997, the U.S. staffing market grew at an annual rate of 11.4%. According to the Staffing Industry Report, U.S. staffing industry revenue for the industrial sector grew to an estimated $17.8 billion in 2000. Due to the economic slowdown that began in late 2000, the industrial sector of the temporary placement industry is expected to decline to $15.7 billion in 2001, and then recover to $18.1 in 2002. See Staffing Industry Report, Vol. XII, No. 12, June 26, 2001. Our proposed lending business will focus on loans to temporary staffing firms in the industrial sector.

        The industrial sector is believed to be highly fragmented. While there are a number of large national and international temporary labor businesses, most have not yet aggressively expanded into the industrial sector of the temporary labor business. One company that has aggressively pursued the industrial market is Labor Ready. With year 2000 revenues of $976 million, Labor Ready has an estimated 6% market share. We believe that Labor Ready is one of the largest competitors in this market segment. The remaining market is serviced by a small number national firms, many regional, multi-location firms, and a large number of local operations with fewer than five offices. We believe that many of these local operations will require capital for financing operations and growth, and we intend to focus our marketing efforts on this type of borrower.

        Market Opportunity.    The factors that have caused the rapid growth in the temporary labor industry give rise to several market opportunities that we are pursuing. Since inception, we have been refining our business plan to address these perceived market opportunities. Our business will have three primary activities: lending money, investing in businesses, and providing services.

        We believe that there are many individuals and small operators that have experience in the temporary labor industry that are currently looking to open their own business or expand the business they already have. Our management has extensive experience in growing a large international temporary labor business, and in the process many contacts have been established with entrepreneurs that have expressed interest in owning and operating temporary labor businesses. While the barriers to entry in the temporary labor business are low, a single location still requires a level of start-up capital and financial wherewithal that exceeds the capacity of many entrepreneurs. By serving as a source of capital, both for accounts receivable financing and seed investing, we will be offering a chance to these persons and it is our belief that our willingness to work with this group will build a loyal and capable customer base.

        Working with new or recently formed businesses increases the risks of our business plan because we will not have the benefit of evaluating our customers on the basis of historical information. We intend to offset this risk by focusing on individuals with whom our management has prior dealings, and who have demonstrated success in other similar endeavors in a management capacity. We believe individuals that demonstrate the ability to manage a successful temporary labor business will have a better than average likelihood of success as a business owner in a similar field.

        Lending Money.    We will provide accounts receivable financing for businesses engaged in the temporary labor business. We are new and relatively inexperienced at lending to businesses against

10-KSB Page 3

accounts receivable balances. In order to protect our capital base and minimize the potential for losses from bad loans, we will apply a multi-step evaluation and monitoring process to all of our borrowers.

        At the time a prospective customer applies for a loan, we will perform a detailed review of a number of lending criteria. We will evaluate the capitalization of the borrower, we will consider the adequacy of the borrowing base, and we will review credit information on the borrower and the principal owners of the borrower. We will also include documentation in the loan file on the operator's experience, character and references. When multiple borrowers are being evaluated for a limited amount of loan capital, we will prefer those operators known to management over those with whom we have not had prior dealings, all other criteria being equal.

        Our definition of the borrowing base refers to the unencumbered assets owned by the borrower that support the decision to advance credit. Most temporary labor businesses do not have a significant investment in fixed assets, since most of the business is in the nature of services provided. As a result, the borrowing base will primarily consist of the accounts receivable that the temporary labor business borrower has from its customers. Our focus on evaluation of the borrowing base will therefore consist primarily of a review of the accounts receivable aging and credit information on the significant accounts of the temporary labor business borrower. The borrowing base will be considered adequate when the evaluation indicates that the collateral is sufficient to support the loan being offered.

        Once the data for evaluating lending criteria is accumulated, we will submit the loan to the loan committee for consideration and when appropriate, approval. Once a loan is approved, we will prepare a loan documentation package that will include all of the loan documents necessary for the loan in question. This package will generally include the Loan Agreement, a Security Agreement, Continuing Personal Guarantees, and if applicable, a Pledge Agreement. We will request personal guarantees and pledge of ownership in the borrower prior to lending against accounts receivable when the risk assessment indicates that personal guarantees are warranted.

        As collateral for the loans we make, we will require a first position security interest in all of the assets of the borrower. We will also follow the appropriate procedures to perfect our security interests in assets under Article 9 of the Uniform Commercial Code, or other applicable secured transactions laws. In general, a perfected security interest provides protection to the first-to-perfect creditor against other creditors of the borrower. When we are the creditor in the first position with a perfected security interest on all of a borrower's assets, we will have a right to apply all of those assets toward our debt (including late fees, default interest charges, and collection cost), before payment to other creditors, with only limited exceptions (such as tax liens). This will increase the likelihood that we will be able to recover all, or at least some, of the amounts due from the debtor.

        After a loan is made to a particular borrower, we will perform ongoing monitoring of the borrower's business to assure that early notice of any concerns is received. The nature of the accounts receivable financing will require each borrower to provide weekly sales information to serve as the basis for future advances. This information will be monitored for inconsistent results, or other aberrations that indicate potential problems. Additionally, we will require independent accountants to perform accounting services to most of our borrowers, and we will monitor financial health through the accounting cycle.

        In the event one of our borrowers experiences financial difficulties and is unable to repay some or all of the amounts we have loaned, we will take action to protect our collateral position and obtain repayment through appropriate means. In instances where a distressed borrower appears to have an otherwise viable business, we may consider an equity stake offset against the delinquent balance. In the right circumstances, we believe that taking an equity stake in lieu of foreclosing on a security interest may be the best way to maximize value to our shareholders while allowing the business to continue as a customer.

10-KSB Page 4

        We expect to derive operating revenues from our lending activities through loan fees and financing charges. Each loan made will require that the borrower pay a weekly administrative fee. The amount of the loan fee will depend on the credit worthiness of the borrower, and an overall assessment of the factors evaluated during the loan approval process.

        Investing in Businesses.    We also intend to invest in businesses from time-to-time. Our business plan for investing in other businesses is focused on generating returns through growth in the value of the businesses we invest in and through near term returns from profits percentage allocations negotiated at the time the investments are made. Eventually, additional investment returns may be generated from sale or other disposition of the business. Exit opportunities for our investments will be evaluated on a case-by-case basis as the opportunities arise.

        At this time, we have invested in two temporary labor businesses. We own 18% each of Temps Unlimited of Minnesota, LLC and Temps Unlimited of Nebraska, LLC. We paid $12,000 for our 18% interest in Staffing on Demand, and $11,250 for our 18% interest in Valustaff.

        Temps Unlimited of Minnesota, LLC, doing business as Staffing on Demand ("Staffing on Demand"), was formed on March 14, 2001, as a Washington limited liability company, and operates out of a 1,728 square foot building in St. Cloud, Minnesota. In addition to our investment in Staffing on Demand, we also provide loans and accounting services to the business. As of December 31, 2001, Staffing on Demand had an outstanding accounts receivable financing line of $24,497. Staffing on Demand commenced operations on June 15, 2001, and as of December 31, 2001 had generated $202,239 in revenues, $266,003 in operating expenses, and a net loss of $63,664.

        Temps Unlimited of Nebraska, LLC, doing business as ValuStaff ("ValuStaff"), was formed on March 14, 2001, as a Washington limited liability company, and operates out of a 1500 square foot facility in Omaha, Nebraska. We also provide loans and accounting services to ValuStaff. As of December 31, 2001, ValuStaff had an outstanding accounts receivable financing line of $86,375. ValuStaff opened for business on May 7, 2001, and as of June 30, 2001 had generated $474,297 in revenues against $530,557 in expenses, for a net loss of $56,260.

        We continue to receive additional requests for business investment, but at this time, we are deferring further investment evaluations until after our initial public offering is completed. We will consider investments in businesses as opportunities arise.

        Providing Services.    We may also provide accounting and management advisory services to the businesses that we invest in. We are currently providing accounting services to two temporary labor businesses, and receive monthly fees for these services. We may also expand our services offerings to include management advisory services, marketing assistance, and other services as our customer base builds. Additional services will be priced on an as used basis. Our services offerings will continue to develop following completion of this offering. The service sector of our business is not expected to be a high priority in the coming months.

        Competition.    We believe that the businesses of lending to, investing in, and providing services are highly fragmented with a few large national or international players and many small regional or local companies. We expect that we will have to aggressively compete for our customers, and that high levels of competition will serve to keep our pricing for products and services down.

        In the lending business, there are many asset based lenders and accounts receivable factors that will offer similar products and services to our customers. We do not expect our competition for loans to come from traditional lenders such as banks and other financial institutions since our target customer base is not likely to qualify for traditional sources of lending. The use of accounts receivable financing and factoring is well known, widespread, and readily available. A search on the World Wide Web under the key words "accounts receivable financing" yields a very large number of firms (too numerous to

10-KSB Page 5

list) that are skilled at lending to businesses, including temporary labor businesses. Many of these firms are better capitalized, more experienced, and have more personnel resources than we have.

        We are not aware of any specific competitors that lend primarily to temporary labor businesses, but many diversified firms will make loans of this nature. We do not believe that we will experience a shortage of customers interested in our loan offerings, but our success in providing loans to customers will depend on our ability to price our offerings fairly, to competently service the accounts that we do win, and to manage our loan portfolio to yield a positive return. The large number of competing firms will make this task difficult.

        The business of investing in businesses faces a situation similar to the business of lending. The number of firms that make investment capital available to small start-up businesses, including temporary labor businesses, is too numerous to mention. The investment firms run the gamut from individual "angel" investor to very large and professionally managed investment banking concerns. Many of the investment firms are better capitalized and more experienced than we are. As a result, when seeking investment capital, our target customers will be faced with a number of financing options. It is likely that this will result in negotiation on the terms of the investment and could impact the return on our investment if we win the business.

        Our services offerings will also be faced with high levels of competition. Accountants and bookkeepers, consultants, and management advisory firms will compete for the right to service our customers. As a result, pricing of our services may be held down by competitive pressures and this could reduce the rate of return an investor in this offering might otherwise expect.

        Target Customers.    We believe that our customer base will come from small temporary labor businesses that provide unskilled and semi skilled labor to light industrial and commercial establishments and other businesses in a variety of fields.

        Methods of Marketing.    We will initially rely on the contacts of our Management to generate customers for our business activities. John Coghlan previously worked in the temporary labor industry and has extensive contacts with small temporary labor business operators and entrepreneurs. We believe that many of these small operators may be interested in our financing program, possible investment capital, and services.

        In addition, we are known in the business community to be interested in investing in and assisting business development efforts for early growth stage businesses. As a result, we regularly receive contacts on new businesses seeking investment funding and we have a number o f business opportunities waiting for review. We will continue to rely on word of mouth to attract other business opportunities.

        Our marketing efforts will be geared to match our availability of funds. As additional capital is required, we will undertake further fundraising and bank borrowing efforts. If we are unable to obtain the additional capital that we need, we will adjust our marketing efforts accordingly. If funds are not available, our business could be adversely affected. When needed, we will seek additional capital through common equity offerings, debt placement, preferred stock offerings, and/or other forms of capital infusion.

        Governmental Regulation.    Our proposed lines of business will be subject to government regulation in a number of areas.

        Temporary staffing firms are the legal employers of their temporary workers. To the extent that the Company invests in controlling interests of temporary staffing businesses, we may be governed by laws regulating the employer/employee relationship, such as tax withholding or reporting, social security or retirement, anti-discrimination and workers' compensation.

10-KSB Page 6

        We may also offer services to our loan and investment customers. These services may entail the filing of payroll tax returns and other government mandated reports in accordance applicable regulations.

        Employees.    As of December 31, 2001, the Company has three full time employees, an office manager and two clerical/bookkeeping positions.

Part 1, Item 2. Description of Property.

        Facilities.    Effective June 1, 2001, we entered into a three year lease for 1,425 square feet of office space in a professional office building in Spokane, Washington. We believe that this space will be adequate to meet our needs for at least the next three years. With the move to larger offices, we also acquired office furniture and equipment.

Part 1, Item 3. Legal Proceedings.

        There are no legal proceedings threatened or pending against the Company.

Part 1, Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of the security holders during the quarter ended December 31, 2001. It is anticipated that the Company will hold its annual shareholder meeting sometime in May, 2002.

Part II, Item 5. Market for Common Equity and Related Stockholder Matters.

        As of December 31, 2001, there has been no market for the Company's securities. The Company has been conducting its initial public offering and expects to close the offering in March, 2002. Once the initial public offering is closed, the Company's underwriter, Public Securities, Inc. will request a listing symbol and the right to provide quotations from the OTC Bulletin Board (OTCBB) operated by NASDAQ. If OTCBB approves the listing request, a market for the Company's securities may develop in the future.

        The Company has engaged in two offerings of unregistered securities, both of which were completed prior to December 31, 2000. The details of these unregistered offerings are included in the Prospectus that is part of the Company's Form SB-2 Registration Statement, SEC File Number 333-60326.

        The Company expects to close its initial public offering at the end of March, 2002. To date, all proceeds from the offering are held in an impound account and no proceeds from the offering have been applied by the company. Additional disclosure on uses of proceeds will follow in the next periodic report filed by the Company.

10-KSB Page 7

FORM 10-KSB
PART II

Part II, Item 6. Managements Discussion and Analysis or Plan of Operation.

        Temporary Financial Services, Inc. and its wholly owned subsidiary, Temps Unlimited, Inc. are engaged in the business of lending to, investing in, and providing services to businesses. We generate revenues from lending activities and fee based services. Our investing activities will yield returns through current distributions of earnings from the businesses we invest in and through realization of value appreciation when the investment asset is sold or transferred. After payment of operating expenses, we anticipate that profits and surplus cash flows will be reinvested in the growth of the Company for the foreseeable future.

Results of Operations

        The Company was organized in October, 2000, and began operations in the second quarter of 2001. Prior to April 1, 2001, our efforts were focused on initial fundraising activities and the development of our business plan and operational procedures.

        As of December 31, 2001, we had loans outstanding of $406,081, with four temporary labor businesses. We also hold minority investments in two temporary labor businesses through Temps Unlimited, Inc., a wholly owned subsidiary corporation. Investments of $12,000 for 18% of Temps Unlimited of Minnesota, LLC (dba Staffing on Demand), and of $11,250 for 18% of Temps unlimited of Nebraska, LLC (dba ValuStaff), were made in the second quarter 2001. We also provide accounting services to Staffing on Demand and Valustaff.

        During the twelve months ended December 31, 2001, we have generated $56,498 from loan fees, and $14,522 from fee based accounting services, and $12,543 from interest and investment income.    Total revenues for the twelve months ended December 31, 2001 were $83,563.

        We account for our investments in Staffing on Demand and ValuStaff under the equity method of accounting. Unrealized profits and losses on the investments are recorded as income or loss on the books of Temps Unlimited, Inc. and are then consolidated with the results of Temporary Financial Services, Inc. During the year ended December 31, 2001, we recorded an unrealized loss on investments of $11,418 from our investment in Staffing on Demand, and an unrealized loss of $10,127 from our investment in ValuStaff. Staffing on Demand commenced operations on June 15, 2001, and since its inception has generated $202,339 in total revenues, $266,003 in expenses, and has incurred total losses of $63,664. ValuStaff opened for business on May 7, 2001 and generated $474,297 in total revenues, $530,557 in total expenses, and total losses of $56,260. As the cold winter months end in Minnesota and Nebraska, we expect the businesses of Staffing on Demand and ValuStaff to pick up. Breakeven or better results for both operations are expected in 2002.

        On a consolidated basis, including the unrealized losses on investments, Temporary Financial Systems, Inc. incurred total expenses of $199,610, yielding a pre-tax net loss of $116,047 for the twelve months ended December 31, 2001.

        We believe that the losses incurred to date are consistent with the stage of development of the company and are in line with the business plan. We will continue to monitor progress throughout 2002 and will adjust our business plan to address any operational issues as they arise.

Liquidity and Capital Resources.

        At December 31, 2001, we have loans to temporary labor businesses outstanding in the amount of $406,081. We expect the amount of loaned funds to continue to increase as the borrowers' businesses grow and their borrowing needs increase.

10-KSB Page 8

        Cash and cash equivalents at December 31, 2001, amounted to $262,072. These amounts will be used to fund operations during 2002. In March, 2002, the company expects to close its initial public offering to raise additional equity capital between $1,000,000 and $4,000,000. With the near term completion of the public offering, we will have sufficient cash to fund our plan of operations for at least the next twelve months.

        Pending use of offering proceeds for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

10-KSB Page 9

Part II, Item 7. Financial Statements.

Temporary Financial Services, Inc. and Subsidiary

Contents

Page
INDEPENDENT AUDITORS' REPORT	10-KSB Page 11
CONSOLIDATED FINANCIAL STATEMENTS:
Consolidated balance sheets	10-KSB Page 12
Consolidated statements of income	10-KSB Page 13
Consolidated statements of stockholders' equity	10-KSB Page 14
Consolidated statements of cash flows	10-KSB Page 15
Notes to consolidated financial statements	10-KSB Page 16 - 19

10-KSB Page 10

INDEPENDENT AUDITORS' REPORT

Board of Directors
Temporary Financial Services, Inc. and Subsidiary
Spokane, Washington

We have audited the accompanying consolidated balance sheets of Temporary Financial Services, Inc. and Subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for the year ended December 31, 2001, and the period from October 4, 2000 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temporary Financial Services, Inc. and Subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the year ended December 31, 2001, and the period from October 4, 2000 (inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

                      LeMASTER & DANIELS PLLC
                      Certified Public Accountants

Spokane, Washington
February 27, 2002

10-KSB Page 11

Temporary Financial Services, Inc. and Subsidiary
Consolidated Balance Sheets

	December 31
	2001	2000
Assets
CURRENT ASSETS
Cash	$262,072	$546,334
Stock subscription and interest receivable	40	120,800
Deferred offering costs	56,218	8,943
Loans receivable:
Affiliates	110,872	—
Other	295,209	—

Total current assets	724,411	676,077
OTHER ASSETS
Investment in affiliated companies	1,705	—
FURNITURE AND EQUIPMENT, less accumulated depreciation of $1,983	23,535	—

	$749,651	$676,077

Liabilities and Stockholders' Equity
CURRENT LIABILITIES
Line of credit, officer/stockholder	$100,959	$—
Accounts payable	10,474	100
Due to officer/stockholder	—	600
Income tax payable	—	100
Accrued expenses	3,888	—

Total current liabilities	115,321	800

STOCKHOLDERS' EQUITY
Common Stock—100,000,000 shares, $0.001 par value, authorized; 350,000 and 300,000 shares, respectively, issued and outstanding	$350	$310
Preferred stock—5,000,000 shares, $0.001 par value, authorized; none issued	—	—
Additional paid in capital	749,650	629,690
Common stock subscribed	—	120,000
Notes receivable for stock purchase	—	(75,000)
Retained earnings (deficit)	(115,670)	277

Total stockholders' equity	634,330	675,277

	$749,651	$676,077

See accompanying notes to consolidated financial statements.

10-KSB Page 12

Temporary Financial Services, Inc. and Subsidiary
Consolidated Statements of Income

	Year Ended December 31, 2001	Period from October 4, 2000 (inception through December 31, 2000
REVENUE:
Loan and related fees:
Affiliates	$21,640	$—
Other	34,858	—
Interest and investment income	12,543	1,543
Accounting fees	14,522	—

	83,563	1,543

OPERATING EXPENSES:
Compensation and related expenses	29,756	—
Rent	10,894	600
Legal and professional	82,033	95
Office expense	31,941	—
Other	23,441	471

	178,065	1,166

OTHER EXPENSE:
Equity in losses of affiliates	21,545	—

INCOME (LOSS) BEFORE INCOME TAX	(116,047)	377
Income tax provision (benefit)	(100)	100

NET INCOME (LOSS)	$(115,947)	$277

BASIC EARNINGS (LOSS) PER SHARE	$(0.33)	$—

See accompanying notes to consolidated financial statements.

10-KSB Page 13

Temporary Financial Services, Inc. and Subsidiary
Consolidated Statements of Stockholders' Equity

	Year Ended December 31, 2001 and the Period From October 4, 2000 (Inception) through December 31, 2000
	Common Stock Issued	Additional Paid-in Capital	Common Stock Subscribed	Notes Receivable for Stock Purchase	Retained Earnings (Deficit)	Total
BALANCES ON OCTOBER 4, 2000 (INCEPTION)	$—	$—	$—	$—	$—	$—
ADD (DEDUCT):
100,000 common shares issued to officers and consultant at $1 per share for:
Cash	25	24,975	—	—	—	25,000
Notes receivable	75	74,925	—	(75,000)	—	—
Common stock issued for cash:
50,000 shares at $1 per share	50	49,950	—	—	—	50,000
160,000 shares at $3 per share	160	479,840	—	—	—	480,000
40,000 common shares subscribed at $3 per share	—	—	120,000	—	—	120,000
Net income for the period	—	—	—	—	277	277

BALANCES, DECEMBER 31, 2000	310	629,690	120,000	(75,000)	277	675,277
ADD (DEDUCT):
Issuance of common stock subscribed	40	119,960	(120,000)	—	—	—
Collection of note receivable for stock purchase	—	—	—	75,000	—	75,000
Net loss for the year	—	—	—	—	(115,947)	(115,947)

BALANCES, DECEMBER 31, 2001	$350	$749,650	$—	$—	$(115,670)	$634,330

See accompanying notes to consolidated financial statements.

10-KSB Page 14

Temporary Financial Services, Inc. and Subsidiary
Consolidated Statements of Cash Flows

	Year Ended December 31, 2001	Period from October 4, 2000 (Inception) through December 31, 2000
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(115,947)	$277

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,983	—
Equity losses of affiliates	21,545	—
(Increase) decrease in receivables	760	(800)
Increase in deferred offering costs	(47,275)	(8,943)
Increase in accounts payable	10,374	700
Increase in accrued expenses	3,288	—
Increase (decrease) in income taxes payable	(100)	100

Total adjustments	(9,425)	(8,943)

Net cash used in operating activities	(125,372)	(8,666)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliates	(23,250)	—
Increase in loans receivable, net	(406,081)	—
Additions to equipment and furniture	(25,518)	—

Net cash used in investing activities	(454,849)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Collections of stock subscriptions	120,000	—
Collections of notes receivable, stock purchase	75,000	—
Proceeds from line of credit, net	100,959	—
Issuance of common stock for cash	—	555,000

Net cash provided by financing activities	295,959	555,000

NET INCREASE (DECREASE) IN CASH	(284,262)	546,334
CASH, BEGINNING OF PERIOD	546,334	—

CASH, END OF PERIOD	$262,072	$546,334

SUPPLEMENTAL CASH FLOWS DISCLOSURE
Cash payment for:
Interest	$959	$—
Income tax	150	—

See accompanying notes to consolidated financial statements.

10-KSB Page 15

Temporary Financial Services, Inc. and Subsidiary
Notes to Consolidated Financial Statements

NOTE 1—ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

        The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000, and its wholly-owned subsidiary, Temps Unlimited, Incorporated, which was incorporated in Washington State on October 31, 2000 (collectively referred to herein as the Company). Both companies have established their fiscal year end to be December 31.

        The Company had no significant operations from inception through December 31, 2000, and was considered to be a development stage company. In late 2001, the Company evolved from the development stage to the operating stage and is no longer considered to be a development stage company. The Company's operations consist of two segments: financing and other services for the temporary employment services industry and minority ownership of temporary staffing businesses.

Summary of Significant Accounting Policies:

        Principles of consolidation—The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

        Use of estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

        Cash—Cash consists of demand deposits, including interest-bearing accounts, held in three local banks.

        Deferred stock offering costs—Legal and other fees and costs incurred in connection with the Company's proposed public stock offering have been deferred and are presented as current assets. Such costs, together with any additional costs to be incurred in connection with the offering, will be deducted from the offering proceeds and will reduce additional paid-in capital. If the offering is unsuccessful, offering costs will be charged to expense.

        Office furniture and equipment—Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years.

        Revenue recognition—The Company generates revenues from loan fees, loan administration fees, and fee based accounting services. The Company recognizes loan fees at the time the loan amounts are advanced to borrowers. Loan administration fees are set at a weekly fixed amount and are recognized as earned at the end of the week to which the loan administration fee applies. Loan advances are typically made on a weekly basis, and the amount of the advance is netted against the applicable loan fees and loan administration fees. Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

        Allowance for loan losses—The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss

10-KSB Page 16

experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At December 31, 2001, management determined that no allowance for loan losses was necessary.

        Investments in affiliates—The Company's minority investments in affiliated limited liability companies that operate temporary labor businesses are reported using the equity method. The Company's share of earnings and losses of the affiliates is reported as income or expense in the period in which the earnings or losses are incurred.

        Stock subscriptions receivable—Such amounts are classified as current assets at December 31, 2000 as full payment was received on January 2, 2001.

        Notes receivable for stock purchase—Notes receivable from officers/directors and a consultant in connection with the sale and issuance of common stock was reported as a reduction to stockholders' equity until payment was received in 2001. See note 3.

        Income tax—The Company files a consolidated federal income tax return with its subsidiary. Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

        Earnings per share—Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.

NOTE 2—RELATED-PARTY TRANSACTIONS:

        An officer/stockholder provided office space and administrative support to the Company through an informal arrangement at $200 per month through May 31, 2001. Beginning June 1, 2001, the Company provided the officer/stockholder office space and support under an informal arrangement at the rate of $500 per month.

        Interest income of $760 in 2001 and $800 in 2000 relating to notes receivable from stock purchases by officers/directors and a consultant, was accrued through December 31, 2001 and 2000, respectively.

        During 2001, the Company purchased professional services of an officer/director at a cost of $68,289. As discussed in note 3, the Company had loans receivable from affiliates totaling $110,872 at December 31, 2001.

        At December 31, 2001, the Company had a $1,000,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $959 was incurred in 2001.

NOTE 3—LOANS RECEIVABLE:

        The Company provides short-term financing for temporary staffing businesses, including affiliates. The financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operators capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the year ended December 31, 2001, the Company incurred no loan losses and there were no impaired loans outstanding at December 31, 2001.

        At December 31, 2001, the Company had no outstanding commitments for undisbursed loans.

10-KSB Page 17

NOTE 4—INVESTMENTS IN AFFILIATES:

        In 2001, the Company, through Temps Unlimited, Incorporated, made minority (18%) investments in two start-up temporary labor dispatch offices. These investees, Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and Temps Unlimited of Nebraska, LLC, doing business as ValuStaff, are formed as limited liability companies. These businesses provide unskilled and semi-skilled temporary workers to customer businesses as requested.

NOTE 5—LINE OF CREDIT:

        At December 31, 2001, the Company had an outstanding balance of $100,959 against a $1,000,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 10%. The line-of-credit agreement expires on August 15, 2002 and any outstanding balance is due on that date.

NOTE 6—CAPITAL STOCK:

Shares Issued to Officers/Directors and Consultant:

        Upon incorporation, the Company entered into stock subscription agreements with three officers/directors and a consultant for a total of 100,000 common shares. Each of the four agreements provided for the sale and issuance of 25,000 shares at $1 per share. The agreements called for an initial payment of $6,250 in cash and an $18,750 note receivable from each of the individuals. The notes receivable, totaling $75,000 at December 31, 2000, were unsecured and bore interest at 6.3%. The notes receivable were reflected as a reduction of stockholders' equity until collected in full in 2001.

Private Placements:

        Through December 31, 2001, the Company completed two series of unregistered private placements of common stock. A total of 250,000 shares were subscribed and, for all but 40,000 shares at December 31, 2000, payment had been received in full by December 31, 2000. Subscriptions receivable for the remaining 40,000 shares ($120,000) at December 31, 2000, were collected on January 2, 2001. The gross proceeds, including the subscriptions subsequently collected, for the two private placements totaled $650,000.

Preferred Stock:

        Shares of the Company's authorized but unissued preferred stock, if issued, are entitled preference over common shares in distribution of assets upon the Company's liquidation or dissolution. Preferred shares have no stated dividend rate.

Public Stock Offering:

        Effective January 9, 2002, the Company initiated an initial public offering of 200,000 to 800,000 shares of its common stock at $5 per share. The Company has filed a registration statement with the Securities and Exchange Commission in connection with the offering. The offering will terminate on March 31, 2002.

        In connection with the offering, the Company has entered into an underwriting agreement with Public Securities of Spokane, Washington on a 200,000 share "best efforts, all or none" basis, with an additional 600,000 shares on a "best efforts" basis. The Company will pay the Underwriter a 10% commission on sales, except for sales to existing stockholders, and a 1% non-accountable expense allowance. The Underwriter will also receive one common stock warrant for each ten shares of stock sold in the public offering. The warrants and underlying shares will be registered and entitle the Underwriter to purchase the stock covered by the warrants at $7 per share any time following

10-KSB Page 18

expiration of twelve months after the effective date of the offering and prior to the expiration of 60 months following the effective date.

NOTE 7—INCOME TAX:

        The Company generated a tax-basis net operating loss of approximately $115,000 for the year ended December 31, 2001, which is available for carryover to offset future taxable income through 2021.

        At December 31, 2001, the Company had a $20,000 deferred tax asset relating to the operating loss carryover. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to realize the tax benefit. For the year ended December 31, 2001, the income tax benefit differed from the $20,000 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8—OPERATING LEASES:

        In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. Following are the future commitments under the leases as of December 31, 2001:

2002	$17,000
2003	17,000
2004	8,000

NOTE 9—SUBSEQUENT EVENT:

        In January 2002, the Company purchased a 42% interest in Genesis Financial, Inc. (Genesis) in exchange for $200,350 cash and 50,000 shares of the Company's common stock. In addition, the Company loaned Genesis $200,000 on a convertible note and has subsequently agreed to provide Genesis a $2,000,000 secured warehousing line of credit for the acquisition of real estate contract receivables.

10-KSB Page 19

Part II, Item 8. Changes in and Disagreements with Accountants on Financial Disclosure.

        There have been no disagreements between the Company and its accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

FORM 10-KSB
PART III

Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

        The following sets forth information concerning our Management and key personnel:

        John R. Coghlan, age 58, is President of the Company and serves as Chairman of the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100% owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan's children and grand children.

        Labor Ready is an international provider of temporary labor with 816 locations as of December 31, 2000 and annual revenues of $976,000,000 for the year then ended. Mr. Coghlan retired from Labor Ready in 1996 to pursue other interests and manage his investment accounts. At the time that Mr. Coghlan left Labor Ready, it operated 200 locations and generated $163,000,000 in annual revenues. Mr. Coghlan will utilize his business experience in the temporary labor industry, and the contacts that he established during that period to provide a source of business prospects for the Company. Mr. Coghlan's investment experience over the past four and one half years will also be beneficial to the extent that we have surplus cash while we build our customer base.

        Brad E. Herr, age 47, is Secretary and a Director. Mr. Herr is graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. From 1993 through 1996, Mr. Herr practiced law in the firm of Brad E. Herr, P.S. In June 1996, Mr. Herr joined AC Data Systems, Inc. (AC Data) in Post Falls, Idaho. From 1996 through 1998, Mr. Herr held the position of Director of Finance. From 1998 through June 2001, Mr. Herr held the position of Vice-President—Business Development. AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

        In June, 2001, Mr. Herr left employment at AC Data Systems to pursue other business opportunities. Mr. Herr is currently employed by Brad E. Herr, P.S., a professional services corporation that he owns. Brad E. Herr, P.S. provides professional services to Temporary Financial Services, Inc., Temps Unlimited, Inc., and other business clients.

        Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana.

        Kristie L. Jesmore, age 50, is Treasurer for the Company. Ms. Jesmore graduated from Eastern Washington University in 1982 with a Bachelor of Science Degree in Business Administration. From 1987 through September, 2000, Ms. Jesmore was self-employed providing accounting and administrative

10-KSB Page 20

services for small businesses. On September 19, 2000, Ms. Jesmore began working with Coghlan Family Corporation and John Coghlan on Mr. Coghlan's investment and other business interests, including Temporary Financial Services, Inc. As our business has developed, Ms. Jesmore has devoted more of her time to company activities and effective on July 1, 2001, Ms. Jesmore is now employed by Temporary Financial Services, Inc. Ms. Jesmore manages the office, maintains the company's books, and provides accounting services to our customers.

        Dwight Enget, age 50, is a Director of the Company. Mr. Enget graduated from Minot State University with a degree in Business Administration. Mr. Enget was employed by Labor Ready, Inc from 1989 to 1997. Mr. Enget began his career with Labor Ready as a branch manager and held the position of Director of Operations for the Western District upon his retirement. Since 1997, Mr. Enget has been retired.

Independent Directors.

        In registering the Company's shares for its initial public offering, the Securities Administrators of several states required that the Company agree to maintain a minimum of two independent directors of the Company. For this purpose, independent directors are individuals that do not have an employment, significant business, or ownership relationship with the Company. Maintaining at least two independent directors will provide an independent source for evaluating and approving or disapproving transactions that may involve the inside officers and directors. We consider individuals owning less than 5% of the outstanding shares following completion of this offering to be independent provided they are not employees and do not have some other business relationship with us that could affect their independence.

        Gregory B. Lipsker, age 51, is an independent Director of the Company. Mr. Lipsker is a practicing attorney in Spokane, Washington. Mr. Lipsker graduated from the Georgetown University Law Center in 1976. Mr. Lipsker's practice emphasizes corporate transactions and securities matters. Since 1993 Mr. Lipsker has been the president and a director of Metaline Mining and Leasing Company, an inactive mining exploration company. From 1993 to 2000 Mr. Lipsker was the president and a director of Cimarron—Grandview Group, Inc. (now Full Moon Universe, Inc.). Both companies are reporting companies.

        C. Eugene Olsen, age 60, accepted a position as an independent Director of the Company in October, 2001. Mr. Olsen has over fifteen years experience in public accounting, with seven years as a partner in the Spokane, Washington office of an international CPA firm. Since 1995, Mr. Olsen has served as Chief Financial Officer for Dellen Wood Products, Inc. in Spokane Washington. Mr. Olsen is currently President and CEO of AC Data Systems, Inc., a manufacturing company located in Post Falls, Idaho.

        Mr. Olsen received a Bachelor of Science Degree in Business from the University of Idaho, and holds Certified Public Accountant certificates in Washington and Montana. He has been active in the Washington and Montana Societies of CPAs, and is a past president of the Spokane Chapter of Washington Society of CPAs.

Compliance with Section 16(a) of the Exchange Act.

        The Company is not currently subject to the reporting requirements of Section 12(b) or 12(g) of the Exchange Act. As a result, compliance with Section 16(a) of the Exchange Act is not required of the executive officers and directors of the Company.

10-KSB Page 21

Transactions with Affiliates and Conflicts of Interest.

        In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors will assure that all activities of the Company are in the best interest of the Company and its shareholders.

        Through our wholly owned subsidiary, Temps Unlimited, Inc., we intend to invest in temporary labor businesses. We also expect that there may be opportunities to invest in more businesses than we will choose to accept. We may decline an investment because of the timing, other commitments, size, suitability standards, or any number of other sound business reasons. In such circumstances, it is possible that some or all of our officers and directors may choose to make the investment from personal funds. In order to fulfill their fiduciary responsibilities to the Company and our shareholders, each officer and director is aware that he or she must make business opportunities that are consistent with our business plan available to the company first. If we decline to participate, the individual officers and directors may then participate individually. Beyond the obligation to present opportunities to the Company first, there are no restrictions on participation in business opportunities by our officers and directors.

Part III, Item 10. Executive Compensation.

        Effective July 1, 2001, Ms. Jesmore receives a salary of $3,000 per month from the Company. Ms. Jesmore currently handles all of the administrative and set-up tasks related to establishing loan accounts, monitoring loan activity, and addressing daily operational matters. Ms. Jesmore receives assistance as needed on business matters from John Coghlan and Brad Herr.

        John Coghlan is not currently compensated by the Company for their activities on our behalf. Brad E. Herr, P.S., a professional services corporation solely owned by Brad E. Herr, receives payment for professional services provided to the company as invoiced at the rate of $60 per hour. In the year ended December 31, 2001, Brad E. Herr, P.S. received $68,289 from the Company for services and costs.

        At this time, our directors receive no annual compensation or attendance fees for serving as directors. Reasonable directors' fees may be established for attendance at meetings once this offering is competed. The Company does not anticipate payment to officers for serving in that capacity, although corporate officers may also serve and will be compensated as employees when appropriate.

        During the year ended December 31, 2001, no executive officer received $100,000 in compensation. The Company does not currently provide any employees with any form of benefits other than cash compensation, normal payroll tax benefits, and health insurance.

Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management.

        The following tables set forth information regarding the number and percentage of our Shares of Common Stock held by each director, each of the named executive officers and directors and officers as a group. The table also sets forth the ownership of any non-management person known to us to own more than five percent of any class of our voting Shares.

10-KSB Page 22

        Security Ownership of Non-Management Owners.    The following table sets forth information about those persons, excluding Management, that we know own more than 5% of any class of our voting Shares on December 31, 2001:

Name	Number of Shares	% of Class at 12-31-01
Welstad Family LLC 1016 S. 28th St. Tacoma, WA 98409	34,500	9.9%
Terry Dunne 601 W. Main Ave. Spokane, WA 99201	25,000	7.1%
Bill Newton 5300 North Prince Pl. Jackson Hole, WY 83001	20,000	5.7%
Jerry Smith 8040 E. Morgan Trail. Scottsdale, AZ 85258	20,000	5.7%
Norm Schroth Box 841 Hermiston, OR 97838	20,000	5.7%

        Security Ownership of Management.    The following table sets forth information concerning the ownership of our Common Shares by all directors and all directors and officers as a group as of December 31, 2001. The numbers of shares and the percentages indicated do not take into account the possible purchase of shares by the named individuals in this offering. The number of shares owned by John Coghlan include 10,000 shares owned by Coghlan Family LLC and 10,000 shares owned by Coghlan Family Corporation.

Name	Number of Shares	% of Class at 12-31-01
John R. Coghlan 200 N. Mullan, Suite 213 Spokane, WA 99206	80,500	23.0%
Brad E. Herr 200 N. Mullan, Suite 213 Spokane, WA 99206	30,000	8.6%
Kristie L. Jesmore 200 N. Mullan, Suite 213 Spokane, WA 99206	25,000	7.1%
Dwight Enget 5510 W. Camelback Road Glendale, AZ 85031	45,000	12.9%
All Officers and Directors as a group (4 individuals)	180,500	51.6%

Part III, Item 12. Certain Relationships and Related Transactions.

        Temporary Financial Services, Inc. was formed in October, 2000. Since its inception, we have engaged in a number of transactions with our management in an effort to establish business operations. These transactions may not be considered to have been conducted at arms length, although the disinterested Directors approved the transactions and the terms were considered fair at the time.

        The initial capitalization of the company was derived from a private placement of 100,000 shares of common stock sold to officers and directors (the founders' shares) at an offering price of $1.00 per share. In that offering, John Coghlan, Brad Herr, Kristie Jesmore, and Dwight Enget each purchased

10-KSB Page 23

25,000 shares in exchange for $6,250 cash and a promissory note for $18,750 payable in three annual installments of $6,250 each. The promissory notes are unsecured obligations of the individual officers and directors bearing interest at 6.3% per annum. Subsequently, on June 26, 2001, Mr. Coghlan purchased the notes from the company and the full value for the founders' shares has now been received by the Company. Brad Herr, Kristie Jesmore and Dwight Enget are now indebted to Mr. Coghlan under the promissory notes. At the same time that we were conducting the offering of founders' shares, we also offered 50,000 shares to unaffiliated investors at $1.00 per share payable in cash at the time of investment. This offering was fully subscribed in November, 2000.

        In December, 2000, we offered an additional 200,000 shares of Common Stock at an offering price of $3.00 per share. This offering was fully subscribed on December 31, 2000, and all subscriptions for shares in this private placement were received by January 2, 2001. In this private placement, John Coghlan purchased 55,500 shares, Brad Herr purchased 5,000 shares, and Dwight Enget purchased 20,000 shares. In each case, the full $3.00 per share price was paid by the officers and directors in cash, on the same terms as offered to other investors.

        Following incorporation and initial funding of the business, we operated out of offices provided by Mr. Coghlan and reimbursed Mr. Coghlan $200 per month for use of his facilities and office equipment. On June 1, 2001, we rented office space located at 200 N. Mullan, Suite 213, Spokane, Washington and Mr. Coghlan now shares our offices. Mr. Coghlan reimburses the company for his use at the rate of $500 per month. The amounts of rent we paid Mr. Coghlan prior to June 1, 2001, and the amounts of rent we now receive from Mr. Coghlan for his personal use of our facilities, are considered fair value for the facilities provided.

        Prior to July 1, 2001, Ms. Kristie Jesmore was employed by the Coghlan Family Corporation and compensated for the services she performed for Coghlan Family Corporation and John Coghlan. From October 1, 2000 through June 30, 2001, Mr. Coghlan and Ms. Jesmore were activlely involved in establishing and developing the business plan for Temporary Financial Services, Inc., but no charges were made to us for the time Ms. Jesmore and Mr. Coghlan spent on company business. Effective July 1, 2001, Ms. Jesmore is now employed by us. If her ongoing work with Coghlan Family Corporation and John Coghlan require that Ms. Jesmore spend time on Mr. Coghlan's personal business, we will be reimbursed for Ms. Jesmore's time by Mr. Coghlan.

        Since May 1, 2001, we have been working with Brad E. Herr, P.S., a professional service corporation owned by Brad E. Herr. Mr. Herr is paid on a hourly basis at that rate of $60 per hour for hours actually spent on our business. Mr. Herr is currently working on general business matters including business plan development, loan documentation and loan procedures, and other business matters as requested.

Part III Item 13. Exhibits and Reports on Form 8-K

Exhibit Designation	Description	Reference
Item 601(3)(i)	Articles of Incorporation	Note 1
Item 601(3)(ii)	Bylaws	Note 1
Item 601(4)	Instruments defining rights of security holders	Note 2
Item 601(21)	Subsidiaries of Registrant	Exhibit 21

Note 1	Previously filed in the Company's Form SB-2 Registration Statement, SEC File Number 333-60326, declared effective on January 8, 2002.
Note 2	The statement of rights of security holders is included in the Articles of Incorporation (see Item 601(3)(i) and Note 1).

10-KSB Page 24

SIGNATURES

        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/ JOHN R. COGHLAN Signature	President Title	John R. Coghlan Printed Name	March 29, 2002 Date
/s/ BRAD E. HERR Signature	Secretary Title	Brad E. Herr Printed Name	March 29, 2002 Date

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JOHN R. COGHLAN Signature	Principal Executive Officer and Director Title	John R. Coghlan Printed Name	March 29, 2002 Date
/s/ BRAD E. HERR Signature	Principal Financial Officer and Director Title	Brad E. Herr Printed Name	March 29, 2002 Date
/s/ KRISTIE JESMORE Signature	Principal Accounting Officer Title	Kristie Jesmore Printed Name	March 29, 2002 Date
/s/ GREGORY B. LIPSKER Signature	Director Title	Gregory B. Lipsker Printed Name	March 29, 2002 Date
/s/ C. EUGENE OLSEN Signature	Director Title	C. Eugene Olsen Printed Name	March 29, 2002 Date

10-KSB Page 25

QuickLinks

FORM 10-KSB PART I
  Item 1. Description of Business.
  Part 1, Item 2. Description of Property.
  Part 1, Item 3. Legal Proceedings.
  Part 1, Item 4. Submission of Matters to a Vote of Security Holders.
  Part II, Item 5. Market for Common Equity and Related Stockholder Matters.
FORM 10-KSB PART II
  Part II, Item 6. Managements Discussion and Analysis or Plan of Operation.
  Part II, Item 7. Financial Statements.
INDEPENDENT AUDITORS' REPORT
  Part II, Item 8. Changes in and Disagreements with Accountants on Financial Disclosure.
FORM 10-KSB PART III
  Part III, Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
  Part III, Item 10. Executive Compensation.
  Part III, Item 11. Security Ownership of Certain Beneficial Owners and Management.
  Part III, Item 12. Certain Relationships and Related Transactions.
  Part III Item 13. Exhibits and Reports on Form 8-K
SIGNATURES