Form 10QSB
period 2002-03-31
TEMPORARY FINANCIAL SERVICES INC
filed 2002-05-13
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT

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
(Issuer’s telephone number)

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

Yes ☒ No ☐

The number of shares of common stock outstanding on April 25, 2002 was:	737,280

Transitional Small Business Disclosure Format.	Yes ☐ No ☒

FORM 10-QSB

PART I

Item 1.  Financial Statements.

Temporary Financial Services, Inc. and Subsidiary

MANAGEMENT STATEMENT

The accompanying (unaudited) consolidated balance sheets of Temporary Financial Services, Inc. and Subsidiary as of March 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three month periods ended March 31, 2002 and 2001, were prepared by Management of the Company.

In the opinion of Management of the Company, all adjustments necessary to a fair statement of results for the interim periods presented have been made.

Management has elected to include Footnotes with these unaudited interim financial statements.

Management

Temporary Financial Services, Inc.

May 2, 2002

Temporary Financial Services, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31
	2002	2001
Assets

CURRENT ASSETS

Cash	$153,351	$635,821
Accounts receivable	500	—
Federal income taxes	297	147
Prepaid expenses	1,876	—
Deferred offering costs	62,081	9,493
Loans receivable:
Affiliates	308,887	—
Other	334,860	—

Total current assets	861,852	645,461

OTHER ASSETS

Investment in affiliated companies	406,479	23,250

FURNITURE AND EQUIPMENT, less accumulated depreciation of $2,958	27,997	—

	$1,296,328	$668,711

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES

Line of credit, officer/stockholder	$510,877	$—
Accounts payable	2,306	605
Due to officer/stockholder	—	600
Accrued expenses	4,368	—
Total current liabilities	517,551	1,205

STOCKHOLDERS’ EQUITY

Common Stock — 100,000,000 shares, $0.001 par value, authorized 400,000 and 350,000 shares respectively, issued and outstanding	$400	$350
Preferred stock — 5,000,000 shares, $0.001 par value, authorized; none issued	—	—
Additional paid in capital	999,600	749,650
Notes receivable for stock purchase	—	(75,000)
Retained earnings (deficit)	(221,223)	(7,494)
Total stockholders’ equity	778,777	667,506

	$1,296,328	$668,711

See accompanying notes to consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Income

	Three Months Ended
	March 31, 2002	March 31, 2001
REVENUE:

Loan and related fees:
Affiliates	$12,084	$—
Other	14,728	—
Interest and investment income	9,720	6,069
Accounting fees	5,500	—

	42,032	6,069

OPERATING EXPENSES:

Advertising	5,085	—
Compensation and related expenses	20,659	—
Rent	5,332	600
Legal and professional	42,335	11,309
Office expense	9,927	—
Interest Expense	10,326	—
Other	8,344	2,031

	102,008	13,940

OTHER EXPENSE:

Equity in losses of affiliates	45,577	—

(LOSS) BEFORE INCOME TAX	(105,553)	(7,871)

Income tax benefit	—	100

NET INCOME (LOSS)	$(105,553)	$(7,771)

BASIC EARNINGS (LOSS) PER SHARE	$(0.28)	$(0.02)

WEIGHTED AVERAGE SHARES OUTSTANDING	383,333	350,000

See accompanying notes to consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Stockholders’ Equity	Inception (October 4, 2000) through March 31, 2002

	Common Stock Issued	Additional Paid-in Capital	Common Stock Subscribed	Notes Receivable for Stock Purchase	Retained Earnings (Deficit)	Total
BALANCES ON OCTOBER 4, 2000 (INCEPTION)	$—	$—	$—	$—	$—	$—

ADD (DEDUCT):

100,000 common shares issued to officers and consultant at $1 per share for:
Cash	25	24,975	—	—	—	25,000
Notes receivable	75	74,925	—	(75,000)	—	—

Common stock issued for cash:
50,000 shares at $1 per share	50	49,950	—	—	—	50,000
160,000 shares at $3 per share	160	479,840	—	—	—	480,000

40,000 common shares subscribed at $3 per share	—	—	120,000	—	—	120,000

Net income for the period	—	—	—	—	277	277

BALANCES, DECEMBER 31, 2000	310	629,690	120,000	(75,000)	277	675,277

Issuance of common stock subscribed	40	119,960	(120,000)	—	—	—

Collection of note receivable for stock purchase	—	—	—	75,000	—	75,000

Net loss for the year	—	—	—	—	(115,947)	(115,947)

BALANCES, DECEMBER 31, 2001	$350	$749,650	$—	$—	$(115,670)	$634,330

Issuance of common stock for stock	50	249,950	—	—	—	250,000

Net Loss for the three months ended March 31, 2002	—	—	—	—	(105,553)	(105,553)

BALANCES, MARCH 31, 2002	$400	$999,600	$—	$—	$(221,223)	$778,777

See accompanying notes to consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of

Cash Flows

	For the Three Months Ended
	March 31, 2002	March 31, 2001
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(105,553)	$(7,771)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	975	—
Equity losses of affiliates	45,577	—
(Increase) in receivables	15	—
Increase in deferred offering costs	(8,036)	(550)
(Decrease) in accounts payable	(8,644)	(95)
Increase in accrued expenses	480	600
Increase (decrease) in income taxes payable	—	(247)
Total adjustments	30,367	(292)
Net cash used in operating activities	(75,186)	(8,063)

CASH FLOWS FROM INVESTING ACTIVITIES

Investment in affiliates	(200,350)	(23,250)
Increase in loans receivable, net	(237,667)	—
Additions to equipment and furniture	(5,436)	—
Net cash used in investing activities	(443,453)	(23,250)

CASH FLOWS FROM FINANCING ACTIVITIES

Collections of stock subscriptions	—	120,800
Proceeds from line of credit	409,918	—
Net cash from financing activities	409,918	120,800

NET INCREASE (DECREASE) IN CASH	(108,721)	89,487

CASH, BEGINNING OF PERIOD	262,072	546,334

CASH, END OF PERIOD	$153,351	$635,821

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Exchange of 50,000 shares of common stock for 250,000 shares of
Genesis Financial	$250,000	$—

See accompanying notes to consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B.   Accordingly, they do not include all of the information and disclosures required for complete financial statements.  In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results in the 2002 interim periods may not necessarily be indicative of the results that may be expected for the year ending December 31, 2002.   This report should be read in conjunction with the financial statements included in the Company’s 2001 Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2002.

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

The Company had no significant operations from inception (October 4, 2000) through March 31, 2001, and was considered to be a development stage company until late 2001.  In late 2001, the Company evolved from the development stage to the operating stage and is no longer considered to be a development stage company. The Company’s operations consist of two segments: financing and other services for businesses (including businesses engaged in the temporary employment services industry and businesses engaged in the seller financed real estate receivables secondary markets), and minority ownership of businesses.  As of March 31, 2002, the Company owned minority interests in two temporary labor businesses, and a business engaged in purchasing and reselling real estate contract receivables.

Summary of Significant Accounting Policies:

Principles of consolidation — The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All material intercompany accounts and transactions are eliminated in consolidation.

Use of estimates — The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash — Cash consists of demand deposits, including interest-bearing accounts, held in three local banks.

Deferred stock offering costs — Legal and other fees and costs incurred in connection with the Company’s public stock offering have been deferred as of March 31, 2002 and 2001, and are presented as current assets.  The Company’s public offering terminated on March 31, 2002 and was successfully closed on April 18, 2002.  As a result of the successful completion of the public offering, in the quarter ending June

30, 2002, all deferred offering costs will be deducted from the gross offering proceeds and will reduce additional paid-in capital.

Office furniture and equipment — Office furniture and equipment are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of seven years.

Investment Recoverability - The Company periodically evaluates the recoverability of its equity investments, in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and if circumstances arise where a loss in value is considered to be other than temporary, the Company will record a write-down of excess investment cost. As indicated in Note 4, in the first quarter, 2002, the Company invested $450,350 ($200,350 cash plus 50,000 shares of the Company’s common stock valued at $5.00 per share) for a 42% equity interest in Genesis Financial, Inc., and loaned Genesis an additional $200,000 on a convertible note.  The Company subsequently agreed to provide up to $2,000,000 under a secured warehousing line of credit.  At March 31, 2002, the Company considered its investment to be fairly valued at original cost ($450,350) less the Company’s share of “Equity Losses in Affiliates” ($42,776).  The net investment carrying value of the Genesis investment at March 31, 2002 was $407,574.

Revenue recognition - The Company generates revenues from loan fees, loan administration fees, and fee based accounting services.

For short term loans to temporary labor businesses, the Company recognizes loan fees at the time the loan amounts are advanced to borrowers.  Loan administration fees are set at a weekly fixed amount and are recognized as earned at the end of the week to which the loan administration fee applies. Loan advances are typically made on a weekly basis, and the amount of the advance is netted against the applicable loan fees and loan administration fees.

In the seller financed real estate receivables business, the Company advances loan proceeds to borrowers to finance the purchase of the real estate contracts.  The Company’s loans are then repaid at the time that the borrower resells the real estate receivable contract.  Interest will be charged monthly on line of credit advances from the date of the advance until repaid.

Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

Allowance for loan losses — The Company provides for estimated loan losses on loans receivable at a level which, in management’s opinion, is adequate to absorb credit losses on such loans.  The amount of the allowance is based on management’s evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans.  At March 31, 2002, management determined that no allowance for loan losses was necessary.

Investments in affiliates — The Company’s minority investments in affiliated companies are reported using the equity method.  The Company’s share of earnings and losses of the affiliates is reported as income or expense in the period in which the earnings or losses are incurred.

Notes receivable for stock purchase - Notes receivable from officers/directors and a consultant in connection with the sale and issuance of common stock was reported as a reduction to stockholders equity until payment was received on June 26, 2001.  See Note 3.

Income tax — The Company files a consolidated federal income tax return with its subsidiary. Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  There were no material temporary differences for the periods presented.  Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share — Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.

NOTE 2 — RELATED-PARTY TRANSACTIONS:

Beginning June 1, 2001, the Company provided an officer/stockholder with office space and support staff under an informal arrangement.  The officer/stockholder reimburses the Company at the rate of $500 per month for rent and personnel costs.

In the three months ended March 31, 2002 and 2001, the Company purchased professional services of an officer/director at a cost of $35,679 and -0-, respectively.

As discussed in note 3, the Company had loans receivable from affiliates totaling $308,887 at March 31, 2002.

At March 31, 2002, the Company had a $1,000,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $9,918 was incurred in the quarter ending March 31, 2002.

NOTE 3 — LOANS RECEIVABLE:

The Company provides short-term financing for temporary staffing businesses, including affiliates.  The financing consists of notes receivable that are generally collateralized by the borrower’s accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate.  Lending criteria established to minimize credit risk include, among other things, assessment of the operators capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants.  For the three months ended March 31, 2002, the Company incurred no loan losses and there were no impaired loans outstanding at March 31, 2002.

In addition, at March 31, 2002, the Company had loaned Genesis Financial, Inc. (see Note 4) $200,000 on a two year convertible note bearing interest at 6%, and has an outstanding commitment for an undisbursed loan in the amount of $2,000,000 to Genesis financial under its secured warehousing line of credit.

NOTE 4 — INVESTMENTS IN AFFILIATES:

In 2001, the Company’s wholly owned subsidiary, Temps Unlimited, Inc., made minority (18%) investments in two start-up temporary labor dispatch offices.  Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and Temps Unlimited of Nebraska, LLC, doing business as ValuStaff, are formed as limited liability companies.  These businesses provide unskilled and semi-skilled temporary workers to customer businesses as requested.  In the three months ended March 31, 2002, the Company reported unrealized losses from its investment in Staffing on Demand of $3,769, and unrealized gains from its investment in Valustaff of $969.

On January 25, 2002, the Company acquired a 42% equity interest in Genesis Financial, Inc., a newly formed Washington corporation engaged in the business of brokering, purchasing and reselling seller financed real estate receivable contracts.  The investment consisted of $200,350 cash plus 50,000 shares of restricted Temporary Financial Services, Inc. common stock (valued at $250,000), for which the Company received 800,000 shares of Genesis Common Stock.  After the Company’s investment, Genesis has 1,900,000 shares issued and outstanding.  From inception (January 2, 2002) through March 31, 2002, the Company’s share of unrealized losses amounted to $42,776.  For that period, Genesis generated no revenues or gross profit, and incurred a net loss of $96,843.

In addition, the Company loaned Genesis $200,000 on a convertible note, and agreed to provide a $2,000,000 secured warehousing line of credit for the acquisition of seller financed real estate receivable contracts.  The $2,000,000 line of credit expires on February 15, 2003, carries a ¼ % commitment fee, and bears interest at the rate of 2% over the Sterling Savings Bank Prime Rate.

NOTE 5 — LINE OF CREDIT:

At March 31, 2002, the Company had an outstanding balance of $510,877 against a $1,000,000 line-of-credit with an officer/stockholder.  The line-of-credit is unsecured and bears interest at 10%.  The line-of-credit agreement expires on August 15, 2002 and any outstanding balance is due on that date.

NOTE 6 — CAPITAL STOCK:

Shares Issued to Officers/Directors and Consultant:

Upon incorporation, the Company entered into stock subscription agreements with three officers/directors and a consultant officer for a total of 100,000 common shares.  Each of the four agreements provided for the sale and issuance of 25,000 shares at $1 per share.   The agreements called for an initial payment of $6,250 in cash and an $18,750 note receivable from each of the individuals.  The notes receivable, totaling $75,000 at March 31, 2001, were unsecured and bore interest at 6.3%.  The notes receivable were reflected as a reduction of stockholders’ equity until collected in full on June 26, 2001.

Private Placements:

Through March 31, 2001, the Company completed two series of unregistered private placements of common stock.  A total of 250,000 shares were subscribed and payment had been received in full by March 31, 2001.    The gross proceeds for the two private placements totaled $650,000.

Preferred Stock:

Shares of the Company’s authorized but unissued preferred stock, if issued, are entitled preference over common shares in distribution of assets upon the Company’s liquidation or dissolution.  Preferred shares have no stated dividend rate.  As of March 31, 2002, no shares of preferred stock had been issued.

Public Stock Offering:

Effective January 9, 2002, the Company initiated an initial public offering of 200,000 to 800,000 shares of its common stock at $5 per share.  In connection with the initial public offering, the Company previously filed a registration statement with the Securities and Exchange Commission and the registration statement was declared effective by the Commission on January 8, 2002.  The offering terminated on March 31, 2002, and was subsequently closed on April 18, 2002.  See Note 9.

NOTE 7 — INCOME TAX:

The Company generated a tax-basis net operating loss of approximately $105,000 for the three months ended March 31, 2002, which is available for carryover to offset future taxable income through 2022.  Total tax-basis net operating losses available for carryover as of March 31, 2002 amounted to approximately $220,000 (from inception of the Company on October 4, 2000).

At March 31, 2002, the Company estimates that it has a $55,000 deferred tax asset relating to the operating loss carryovers.  The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to realize the tax benefit.  At March 31, 2002, the income tax benefit differed from the $55,000 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 — OPERATING LEASES:

In June, 2001, the Company entered into an operating lease of its office premises.  Also in 2001, the Company leased certain office equipment under an operating lease agreement.  Following are the future commitments under the leases for the calendar periods presented:

2002	$17,000
2003	17,000
2004	8,000

NOTE 9 — SUBSEQUENT EVENTS:

On April 18, 2002, the Company closed its initial public offering after sale of 337,280 shares.  Gross offering proceeds of $1,686,400 were received and distributed in accordance with the terms of the offering.  As of March 31, 2002, the Company had incurred and recorded $62,081 in deferred offering costs.  Additional offering costs incurred from April 1 through April 18, 2002 amounting to $124,270 were paid at or prior to closing.  After payment of all offering costs and underwriting discounts, aggregating $186,350, the Company received net offering proceeds of $1,500,050.  This amount will be recorded as additional equity in the quarter ended June 30, 2002.

In connection with the initial public offering, the Company entered into an underwriting agreement with Public Securities of Spokane, Washington.  Underwriting discounts and non-accountable expense allowances paid to the Underwriter at closing amounted to $116,864.  The Underwriter also received common stock purchase warrants entitling the Underwriter to purchase up to 33,728 shares of the Company’s common stock at an exercise price of $7.00 per share.  The Warrants and underlying shares were registered in the initial public offering and are exercisable beginning one year after the effective date of the offering.  The Underwriter’s warrants expire on the March 31, 2007.

FORM 10-QSB

Part I, Item 2.                                                                      Managements Discussion and Analysis of financial condition and results of operations.

Temporary Financial Services, Inc. and its wholly owned subsidiary, Temps Unlimited, Inc. are engaged in the business of lending to, investing in, and providing services to businesses.  We generate revenues from lending activities and fee based services.  Our investing activities will yield returns through current distributions of earnings from the businesses we invest in and through realization of value appreciation when the investment asset is sold or transferred.  After payment of operating expenses, we anticipate that profits and surplus cash flows will be reinvested in the growth of the Company for the foreseeable future.  We do not expect to pay cash dividends.

The Company was organized in October, 2000, and began operations in the second quarter of 2001.  In the three months ended March 31, 2001, our efforts were focused on initial fundraising activities and the development of our business plan and operational procedures.  Consequently, the results of operations for the three months ended March 31, 2001 are not comparable to the three months ended March 31, 2002.  This quarterly report focuses on the three month period ended March 31, 2002.  Limited analysis of the period ending on March 31, 2001 is provided where such analysis aids in understanding the current financial condition of the business.

Results of Operations

As of March 31, 2002, we had loans outstanding of $643,747, with five businesses in two distinct industry segments.  The following table provides borrower information, affiliate status and outstanding balances as of March 31, 2002.

Temporary Staffing Businesses
Business Name	Affiliate Status	Loan Balance
Valustaff	Affiliated (18%)	$16,780
Staffing on Demand	Affiliated (18%)	89,970
Everyday Staffing	Independent	224,619
Ozark Labor	Independent	110,241
Total temporary staffing loans		441,610
Seller Financed Real Estate Receivables Businesses
Genesis Financial, Inc.	Affiliated (42%)	202,137
Total seller financed real estate receivables loans		202,137
Total loans outstanding all segments.		$643,747

In the quarter ending March 31, 2002, the Company generated loan related revenues of $26,812 on its lending business.

Revenues from funds loaned to businesses in the temporary staffing industry are derived from loan fees and loan set-up and administration costs.  Loans to temporary labor businesses are made weekly based on sales and collection reports provided by the temporary labor office, and require significant monitoring and review of accounts receivable collateral and weekly operations reports.  We also consider loans to temporary labor businesses to entail more than an average amount of risk and have based our loan rates on our assessment of effort and risk.  Our existing temporary labor business borrowers have been in our loan programs for more than six months, and at present, loan set-up fees included in loan revenues are scheduled to end after twelve months in the program.  We currently charge $100 per week for set-up fees.  When the set-up fees end on our existing borrowers, the aggregate loan revenues will decrease.  This may impact our business in future periods if new borrowers are not added to replace this lost revenue.

We have also loaned $200,000 to Genesis on a convertible note bearing interest at 6%. The interest rate on the Genesis loan reflects the conversion feature included in the note and a lower servicing cost for a two year fixed term loan.  The company expects to obtain a higher yield on this note over the term by converting the note when the underlying shares have appreciated in value.  We have no assurances that the underlying shares will actually appreciate in value, and, if not converted to Genesis common stock, the loan will yield 6% to maturity on January 4, 2004.

In the first quarter 2002, we generated $5,500 in accounting fee service income by providing monthly accounting services to three temporary staffing businesses and Genesis Financial, Inc.  Our temporary labor business accounting customers are located long distances from our offices, making onsite accounting assistance impracticable, and we have found that the local operators require regular monitoring to assure that the proper procedures are being followed in the local offices.  Some of this problem is related to the temporary labor business software that our customers use, and we continue our search for more effective procedures to streamline the accounting services. In the meantime, however, we have found that we cannot charge a fair amount for the effort we must expend to provide accounting services.  Accordingly, accounting services in the temporary staffing industry is not considered a viable business for the Company in the long term, and we expect that we will phase out much of our temporary labor accounting services business by the end of 2002.

We also hold minority investments in two temporary labor businesses through Temps Unlimited, Inc., a wholly owned subsidiary corporation.   Investments of $12,000 for 18% of Temps Unlimited of Minnesota, LLC (dba Staffing on Demand), and of $11,250 for 18% of Temps unlimited of Nebraska, LLC (dba ValuStaff), were made in the second quarter 2001.

We account for our investments in Staffing on Demand and ValuStaff under the equity method of accounting.  Unrealized profits and losses on the investments are recorded as income or loss on the books of Temps Unlimited, Inc. and are then consolidated with the results of Temporary Financial Services, Inc.  During the three months ended March 31, 2002, we recorded an unrealized loss on investments of $3,769 from our investment in Staffing on Demand, and an unrealized gain of $969 from our investment in ValuStaff.

Staffing on Demand commenced operations on June 15, 2001, and since its inception has incurred total losses of $84,606.  Our share of losses from Staffing on Demand total $15,229, exceeding our original investment of $12,000 by $3,229.  While we currently have negative capital account in Staffing on Demand, we expect that this business will continue to grow in the coming months as the weather in Minnesota improves.  We are exploring alternatives to reorganize the business to further improve operating results, and we remain optimistic about the long term prospects for Staffing on Demand.

ValuStaff opened for business on May 7, 2001 and since inception has incurred total losses of $50,876.  During the three months ended March 31, 2002, Valustaff generated a net profit of $5,383, and its business appears to be turning the corner to profitability.  Now that the warmer spring season is at hand, we expect the business of ValuStaff to pick up and we anticipate additional growth in revenues and profits.

On January 25, 2002, we funded Genesis Financial, Inc. (Genesis).  Genesis is engaged in the business of brokering, buying and reselling seller financed real estate receivables.  We invested $200,350 and 50,000 shares of Temporary Financial Services Inc. common stock into Genesis in exchange for 800,000 shares of Genesis Financial, Inc. common stock, representing a 42% interest in the company.  We also loaned Genesis $200,000 on a 6% convertible note, and agreed to provide Genesis with a $2,000,000 secured warehousing line of credit.  The Genesis secured line of credit bears expires February 15, 2003, carries a ¼ % loan commitment fee, and bears interest at 2% over the Sterling Savings Bank Prime Rate.

From January 25 through March 31, 2002, Genesis focused on setting up its offices and developing its operating procedures and business models.  Genesis also got the word out to the seller financed real estate receivables community that it was open for business.  As a result of these efforts, in the quarter ending March 31, 2002, Genesis attracted a significant amount of interest and tendered bids on approximately 160 real estate contracts with an aggregate face value exceeding $6,000,000.  The Company expects to close approximately one in three transactions that it bids on.  At March 31, 2002, the Company was working to close its first transaction, and expects to increase transaction closings to one a day in the near future.

Start-up expenses incurred by Genesis in the quarter ended March 31, 2002, resulted in an unrealized loss to Temporary Financial Services of $42,776.  This amount is reflected as Equity in Losses of Affiliates on the income statement and as a reduction in the Genesis investment on the balance sheet.  The losses incurred by Genesis in the first quarter were expected and are consistent with the Genesis business plan.  Revenue from operations will commence in the second quarter 2002.

Overall, the Company generated gross revenues of $42,032 during the three months ended March 31, 2002.  Expenses totaled $147,585, resulting in a net operating loss of $105,553 for the period.  Significant efforts were devoted to completing the Company’s initial public offering in the first quarter of 2002.  Consistent with our business plan, we did not actively solicit new loan business in the first quarter.  The capital provided from the initial public offering will now allow a more aggressive business development effort, and we expect that our business base will continue to grow in the coming periods.  We expect that operating results for the remainder of the year will continue to reflect operating losses, but the level of losses will decrease.  We anticipate breakeven operating results by the end of 2002.

We believe that the losses incurred to date are consistent with the stage of development of the company and are in line with the business plan.  We will continue to monitor progress throughout 2002 and will adjust our business plan to address any operational issues as they arise.  As noted, we are currently exploring a reorganization of our Minneapolis temporary labor affiliate to improve operating results in the Staffing on Demand stores, and we expect that we will phase out our temporary labor business accounting services over the remainder of the year.  This will allow us more time to review and evaluate other business opportunities.

Evolving Operations.

Since we began active operations in mid 2001, we have gained additional insights into the business of lending to temporary labor businesses.  We have also monitored a group of temporary labor business entrepreneurs with whom we expected to do substantial amounts of business.  The entrepreneurial group has proceeded more slowly and cautiously to develop new temporary labor offices, and this has affected the number and quality of borrowers that we are seeing.  As a result, our business of lending to temporary labor businesses is proceeding more slowly than we originally anticipated.

Our initial public offering raised net offering proceeds of $1,500,000 and this amount coupled with our prior private equity placements leave us with total invested capital to date of $2,500,000.  As noted above, this amount is sufficient to meet our anticipated needs for twelve to eighteen months.  We now believe, however, that we can build additional value for our shareholders by expanding the focus of our business.  During the remainder of 2002, we will evaluate other business opportunities and continue to refine the business plan to accommodate value building activities.  We anticipate that the funds from our public offering will be applied in a manner consistent with the Use of Proceeds in our Prospectus, but as additional opportunities arise, we may seek additional funding through private placements, follow-on public offerings, preferred stock or debt financings, or other appropriate sources, in order to pursue the additional opportunities.  When warranted, we may also redirect our existing capital structure to new business opportunities where we believe the benefits to our shareholders exceed the returns from the existing plan.

Liquidity and Capital Resources.

At March 31, 2002, we have loans to temporary labor businesses outstanding in the amount of $441,610, a term loan of $200,000 to Genesis, and a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000.   We expect the amount of loaned funds to continue to increase as the borrowers’ businesses grow and their borrowing needs increase.

At March 31, 2002, cash and cash equivalents amounted to $153,351 and our unused line of credit with an officer and director amounted to $489,000.  In anticipation of increasing loans to Genesis under the secured warehousing line of credit, and increasing loans to temporary labor businesses as business grows during the spring and summer,  we have discussed back-up financing with our primary bank and an officer and director should additional financing be needed.  In addition, we closed our public offering on April 18, 2002 and received over $1,500,000 in net offering proceeds.  Consequently, we believe that our cash position will be adequate to support our business operations for the next twelve to eighteen months.  If necessary, we believe that additional leverage is available to supplement our cash position if our borrowers require more funds than we are able to cover with our internal capital position.

Pending use of free cash for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

FORM 10-QSB

PART II

Part II, Item 1.  Legal proceedings. None

Part II, Item 2. Changes in securities.

On March 31, 2002, Temporary Financial Services, Inc. terminated its initial public offering.  On April 18, 2002, a closing was held for the offering and the offering proceeds were distributed in accordance with the terms of the offering.  The following information is provided.

•                    The effective date of the Registration Statement on Form SB-2 was January 8, 2002.

•                    The Registration Statement file number with the Securities & Exchange Commission is 333-60326.  800,000 shares of common stock were registered for sale at $5.00 per share.

•                    The offering Prospectus was dated January 9, 2002 and the offering commenced on January 15, 2002.

•                    In accordance with the terms set forth in the Prospectus, the offering terminated on March 31, 2002.

•                    As of the offering the termination date, a total of 337,280 shares had been sold at $5.00 per share, raising an aggregate of $1,686,400.

•                    The Underwriting was conducted by Public Securities Corporation as lead underwriter.

•                    The offering consisted of 200,000 shares (minimum), 800,000 shares (maximum) of Temporary Financial Services, Inc. common stock, $0.001 par value per share.

•                    Offering proceeds, offering costs, and net offering proceeds were as follows:

•	Gross offering proceeds	$1,686,400

•	Transfer agent fees	2,032
•	EDGAR filing services	2,073
•	Audit fees	3,434
•	Printing costs	25,874
•	Underwriter’s non-accountable expense allowance	16,864
•	Underwriter’s discounts	100,000
•	State blue sky filing fees	7,785
•	Legal fees	28,289
	• Total Offering Costs	186,352
	• Net Offering Proceeds	$1,500,048

As of March 31, 2002, none of the net offering proceeds had been applied to the business purposes of the Company.  Until the Closing of the offering on April 18, 2002, the gross offering proceeds were held in the Fund Impound Account at Sterling Savings Bank.  Application of the net offering proceeds will be reported in the Form 10-QSB for the quarter ended June 30, 2002.

Part II, Item 3. Defaults upon senior securities.  None

Part II, Item 4. Submission of matters to a vote of security holders.  None

Part II, Item 5. Other information.  None

Part II Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

Exhibit No.	Description
10.1	Genesis Financial, Inc. Stock Investment Agreement dated January 25, 2002
10.2	Genesis Financial, Inc. Convertible Note dated January 25, 2002
10.3	Option to Acquire Shares from a Shareholder dated January 25, 2002.
10.4	Warehousing Line of Credit dated February 20, 2002.
10.5	Exhibit B to Warehousing Line of Credit — Financial Covenants
10.6	Security Agreement dated February 20, 2002
10.7	Guaranty dated February 20, 2002.

(b)      Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan	President	John R. Coghlan	May 9, 2002
Signature	Title	Printed Name	Date

/s/Brad E. Herr	Secretary, Principal Financial Officer	Brad E. Herr	May 9, 2002
Signature	Title	Printed Name	Date

Form 10-QSB Exhibits Index

Exhibit Number	Description
10.1	Genesis Financial, Inc. Stock Investment Agreement dated January 25, 2002
10.2	Genesis Financial, Inc. Convertible Note dated January 25, 2002
10.3	Option to Acquire Shares from a Shareholder dated January 25, 2002.
10.4	Warehousing Line of Credit dated February 20, 2002.
10.5	Exhibit B to Warehousing Line of Credit — Financial Coovenenats
10.6	Security Agreement dated February 20, 2002
10.7	Guaranty dated February 20, 2002.