Form 10QSB
period 2002-06-30
TEMPORARY FINANCIAL SERVICES INC
filed 2002-08-13
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

	Yes ☒	No ☐

The number of shares of common stock outstanding on August 1, 2002 was:		737,280

Transitional Small Business Disclosure Format.	Yes ☐	No ☒

FORM 10-QSB

Temporary Financial Services, Inc. and Subsidiary

Temporary Financial Services, Inc. and Subsidiary

Consolidated Balance Sheets

	June 30 2002	December 31 2001
	(Unaudited)
Assets

CURRENT ASSETS

Cash	$631,112	$262,072
Accounts receivable	1,500	40
Federal income taxes	297	—
Prepaid expenses	2,838	—
Deferred offering costs	—	56,218
Loans receivable:
Affiliates	665,332	110,872
Other	503,501	295,209

Total current assets	1,804,580	724,411

OTHER ASSETS

Investment in affiliated companies	418,075	1,705

FURNITURE AND EQUIPMENT, less accumulated depreciation of $4,060 in 2002, and $1,983 in 2001, respectively	26,895	23,535

	$2,249,550	$749,651

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES

Accounts payable	—	10,474
Due to officer/stockholder	1,277	100,959
Accrued expenses	13,212	3,888
Total current liabilities	14,489	115,321

STOCKHOLDERS’ EQUITY

Common Stock — 100,000,000 shares, $0.001 par value, authorized 737,280 and 350,000 shares respectively, issued and outstanding	$737	$350
Preferred stock — 5,000,000 shares, $0.001 par value, authorized; none issued	—	—
Additional paid in capital	2,499,312	749,650
Retained earnings (deficit)	(264,988)	(115,670)
Total stockholders’ equity	2,335,061	634,330
	$2,249,550	$749,651

See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
REVENUE:

Loan and related fees:
Affiliates	$—	$—	$—	$—
Other	31,990	8,854	57,303	8,854
Interest and investment income	13,045	4,755	22,765	10,825
Rental Income	1,500	500	3,000	500
Accounting fees	6,500	2,000	12,000	2,000

	53,035	16,109	95,068	22,179

OPERATING EXPENSES:

Advertising	86	—	5,171	70
Compensation and related expenses	47,693	—	68,352	—
Rent	5,373	2,169	10,705	2,769
Legal and professional	11,323	10,312	53,658	21,621
Office expense	1,656	3,215	11,583	3,215
Interest Expense	6,429	—	16,756	25
Other	14,086	2,389	22,430	4,325

	86,646	18,085	188,655	32,025

OTHER EXPENSE:

Equity in losses of affiliates	10,154	14,120	55,731	14,120

(LOSS) BEFORE INCOME TAX	(43,765)	(16,096)	(149,318)	(23,966)

Income tax benefit	—	—	—	100

NET INCOME (LOSS)	$(43,765)	$(16,096)	$(149,318)	$(23,866)

BASIC EARNINGS (LOSS) PER SHARE	$(0.06)	$(0.05)	$(0.26)	$(0.07)

WEIGHTED AVERAGE SHARES OUTSTANDING	737,280	350,000	568,640	350,000

See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(43,765)	$(16,096)	$(149,318)	$(23,866)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,102	166	2,077	166
Equity losses of affiliates	10,154	14,120	55,730	14,120
Increase in Prepaid Expenses	(962)	(4,776)	(2,838)	(4,776)
(Decrease) in accounts payable	(2,306)	6,265	(10,474)	6,769
Increase in accrued expenses	8,844	—	9,324	—
Increase (decrease) in income taxes	—	(150)	(297)	(397)
Total adjustments	16,832	15,625	53,522	15,882
Net cash used in operating activities	(26,933)	(471)	(95,796)	(7,984)

CASH FLOWS FROM INVESTING ACTIVITIES

(Increase) in loans receivable	(526,086)	(228,067)	(764,212)	(228,067)
Investment in affiliates	(21,750)	—	(222,100)	(23,250)
Additions to equipment and furniture	—	(13,968)	(5,437)	(13,968)
Net cash used in investing activities	(547,836)	(242,035)	(991,749)	(265,285)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock sales for cash	1,500,049	—	1,500,049	—
(Increase) decrease in deferred offering costs	62,081	(15,616)	56,218	(16,166)
Collections of stock subscriptions	—	—	—	120,800
Collection of Note Receivable	—	75,000	—	75,000
Proceeds from line of credit	(509,600)	—	(99,682)	—
Net cash from financing activities	1,052,530	59,384	1,456,585	179,634

NET INCREASE (DECREASE) IN CASH	477,761	(183,122)	369,040	(93,635)

CASH, BEGINNING OF PERIOD	153,351	635,821	262,072	546,334

CASH, END OF PERIOD	$631,112	$452,699	$631,112	$452,699

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Exchange of 50,000 shares of common stock for 250,000 shares of Genesis Financial	$—	$—	$250,000	$—

See accompanying notes to unaudited consolidated financial statements.

NOTE 1— BASIS OF PRESENTATION:

The accompanying unaudited consolidated financial statements of Temporary Financial Services, Inc. (the “Company”) have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-QSB and Regulation S-B.   Accordingly, they do not include all of the information and disclosures required for complete financial statements.  In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results in the 2002 interim periods may not necessarily be indicative of the results that may be expected for the year ending December 31, 2002.   This report should be read in conjunction with the financial statements included in the Company’s 2001 Form 10-KSB as filed with the Securities and Exchange Commission on March 29, 2002.

NOTE 2— RELATED-PARTY TRANSACTIONS:

As discussed in note 3, the Company had loans receivable from affiliates totaling $665,332 at June 30, 2002.

At June 30, 2002, the Company had a $1,000,000 line of credit with an officer/stockholder (see note 4) on which interest expense of $6,429 was incurred in the quarter ending June 30, 2002 and $16,347 was incurred for the six months ended June 30, 2002.

NOTE 3 — LOANS RECEIVABLE:

The Company provides short-term financing for temporary staffing businesses, including affiliates.  The financing consists of notes receivable that are generally collateralized by the borrower’s accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate.  Lending criteria established to minimize credit risk include, among other things, assessment of the operators capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants.  For the three months and six months ended June 30, 2002, the Company incurred no loan losses and there were no impaired loans outstanding at June 30, 2002.

At June 30, 2002, the Company had an outstanding loan balance with Genesis of $200,000 on a two year convertible note bearing interest at 6%, and an outstanding commitment for a secured warehousing line of credit to Genesis in the amount of $2,000,000.  At June 30, 2002, Genesis had borrowed $177,211 against the line of credit.

NOTE 4 — LINE OF CREDIT:

At June 30, 2002, the Company had a zero balance against a $1,000,000 line-of-credit with an officer/stockholder.  The line-of-credit is unsecured and bears interest at 10%.  The line-of-credit agreement expires on August 15, 2002 and any outstanding balance is due on that date.  The Company is presently in negotiations to extend the line for another year.

NOTE 5 — PUBLIC STOCK OFFERING:

On April 18, 2002, the Company closed an initial public offering of 337,280 shares of its common stock at $5 per share.  In connection with the initial public offering, the Company previously filed a registration statement with the Securities and Exchange Commission and the registration statement was declared effective by the

Commission on January 8, 2002.  Net offering proceeds of $1,500,049 were received by the Company from the offering on the closing date.

NOTE 6 — INCOME TAX:

The Company generated a tax-basis net operating loss of approximately $43,765 for the three months ended June 30, 2002 ($149,318 for the six months ended June 30, 2002) which is available for carryover to offset future taxable income through 2022.  Total tax-basis net operating losses available for carryover as of June 30, 2002 amounted to approximately $265,000 (from inception of the Company on October 4, 2000).

At June 30, 2002, the Company estimates that it has a $66,250 deferred tax asset relating to the operating loss carryovers.  The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to realize the tax benefit.  At June 30, 2002, the income tax benefit differed from the $66,250 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

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

The Company was organized in October, 2000, and began operations in the second quarter of 2001.  In the three and six months ended June 30, 2001, our business operations were at a very early operational stage and, consequently, the results of operations for the three and six months ended June 30, 2001 are not comparable to the three and six month periods ended June 30, 2002.  This quarterly report focuses on the three and six month periods ended June 30, 2002.  Limited analysis of the three and six month periods ending on June 30, 2001 is provided where such analysis aids in understanding the current financial condition of the business.

Results of Operations

As of June 30, 2002, we had loans outstanding of $1,168,833, with six businesses in two distinct industry segments.  The following table provides borrower information, affiliate status and outstanding balances as of June 30, 2002.

Temporary Staffing Businesses

Business Name	Affiliate Status	Loan Balance
Everyday Staffing	Independent	$417,765
Ozark Labor	Independent	137,717
Subtotal Independent Loans		555,482
Staffing on Demand	Affiliated (18%)	85,365
Valustaff	Affiliated (18%)	80,049
Workers For You	Affiliated (Common Ownership)	65,597
Subtotal Affiliated Loans		231,011
Total temporary staffing loans		$786,493

Seller Financed Real Estate Receivables Businesses
Genesis – Convertible Note	Affiliated (42%)	205,129
Genesis – Contract’s Financed	Affiliated (42%)	177,211
Total seller financed real estate receivables loans		$382,340
Total loans outstanding all segments.		$1,168,833

Three Months Ended June 30, 2002 and 2001

In the quarter ending June 30, 2002, the Company generated loan related revenues of $31,990 on its lending business, compared to $8,854 for the three months ended June 30, 2001.   The results for 2001 are for a partial period since the Company did not begin active operations until late April.  The increase in revenues for the current quarter reflects an increase in the number of borrowers and corresponding growth in the loan base.

Revenues from funds loaned to businesses in the temporary staffing industry are derived from loan fees and loan set-up and administration costs.  Loan advances to temporary labor businesses are made weekly based on sales and collection reports provided by the temporary labor office, and require significant monitoring and review of accounts receivable collateral and weekly operations reports.  We consider loans to temporary labor businesses to entail more than an average amount of risk and have based our loan rates on our assessment of effort and risk.  We currently loan to five temporary labor businesses, three of which are affiliated with the Company. Total outstanding loans to temporary labor businesses at June 30, 2002 amounted to $786,493.  Of this amount, $555,482 is with independent borrowers and $231,011 is with affiliates.

In the quarter ended June 30, 2002, we generated $6,500 in accounting fee service income by providing monthly accounting services to three temporary staffing businesses and Genesis Financial, Inc.  Two of our temporary labor accounting customers are located long distances from our offices, making onsite accounting assistance impracticable, and we have found that the local operators require regular monitoring to assure that the proper procedures are being followed in the local offices.  Some of this problem is related to the temporary labor business software that our customers use.  In the meantime, however, we have found that we cannot charge a fair amount for the effort we must expend to provide accounting services.  Accordingly, accounting services in the temporary staffing industry is not considered a viable business for the Company in the long term, and we expect that we will phase out much of our temporary labor accounting services business by the end of 2002.

Near the end of the quarter, the Company began restructuring the interests in minority owned temporary labor offices, and is now in the process of reducing or eliminating its interests in the Minnesota and Nebraska operations.  Management believes that this restructuring will help to minimize conflicts of interest inherent in loaning funds to related businesses, and will allow the Company to better focus on monitoring and controlling its loan accounts.

For the three months ended June 30, 2002, our investments in temporary labor businesses consisted of the following.  We invested $12,000 for 18% of Temps Unlimited of Minnesota, LLC (dba Staffing on Demand), and $33,000 for 42% of Temps Unlimited of Nebraska, LLC (dba ValuStaff).  In the three months ended June 30, 2002, we increased our interest in Valustaff with an additional investment of $21,750 and an increase in ownership to 42% from 18%.  The additional investment in Valustaff was made to facilitate a planned reorganization of the Valustaff office.  We expect that the reorganization will be completed sometime before the end of the year.  We have also reorganized our investment in Staffing on Demand.  Both reorganizations will eventually result in a reduction or elimination of the Company’s ownership position in Staffing on Demand before the end of the year.

We account for our investments in Staffing on Demand and ValuStaff under the equity method of accounting.  Unrealized profits and losses on the investments are recorded as income or loss on the books of Temps Unlimited, Inc. and are then consolidated with the results of Temporary Financial Services, Inc.

Staffing on Demand commenced operations on June 15, 2001. From April 1 through June 30, 2002, Staffing on Demand reported gross revenues of $120,767 against operating expenses of $138,200 for a total operating loss for the quarter of $17,433.  Our share of losses from Staffing on Demand for the three months ended June 30, 2002 total $3,138.    In addition to the operating loss, in connection with the reorganization of Staffing on Demand, the business reported a gain on sale of assets amounting to $40,000.  Our share of this gain on sale was $7,200, resulting in an aggregate unrealized profit of $4,061 for our investment in Staffing on Demand.

ValuStaff opened for business on May 7, 2001.  From April 1 through June 30, 2002, Valustaff reported gross revenues of $212,223 against operating expenses of $208,492, for a total operating profit of $3,731. Our share of profits from Valustaff for the three months ended June 30, 2002 total $1,567.

In January, 2002, we loaned $200,000 to Genesis on a convertible note bearing interest at 6%. The interest rate on the Genesis loan reflects the conversion feature included in the note and a lower servicing cost for a two year fixed term loan.  The company expects to obtain a higher yield on this note over the term by converting the note when the underlying shares have appreciated in value.  We have no assurances that the underlying shares will actually appreciate in value, and, if not converted to Genesis common stock, the loan will yield 6% to maturity on January 4, 2004.

In addition to the Genesis convertible note, on February 20, 2002, we also provided Genesis with a $2,000,000 secured warehousing line of credit bearing interest at the Sterling Savings Bank (Spokane, Washington) prime rate plus two percent.  At June 30, 2002, Genesis had an outstanding balance of $177,211 against the line.  Line of Credit interest income amounted to $2,694 for the three month period ended June 30, 2002.

We also own 42% of Genesis Financial, Inc.   For the three months ended June 30, 2002, Genesis generated gross revenues of $353,758 against cost of sales of $311,181 for an operating margin of $42,577.  Selling, general and administrative expenses totaled $83,293 for the quarter for a net loss of $$40,716.  Genesis was profitable for the first time in the month of June, generating a profit of $9,106 on total revenues of $352,488.

Start-up expenses incurred by Genesis from inception (January 24, 2002) through June 30, 2002, resulted in aggregate unrealized losses of $139,076, and $58,558 of this loss flowed through to the books of Temporary Financial Services.  This amount is reflected as Equity in Losses of Affiliates on the income statement and as a reduction in the Genesis investment on the balance sheet.  The losses incurred by Genesis in the second quarter were expected and are consistent with the Genesis business plan.

Overall, TFS generated gross revenues of $53,035 during the three months ended June 30, 2002.  Expenses totaled $96,800, resulting in a net operating loss of $43,765 for the period.    We expect that operating results for the remainder of the year will continue to reflect operating losses, but the level of losses will decrease.  We anticipate breakeven operating results by the end of 2002.

We believe that the losses incurred to date are in line with our business plan.  As our loan portfolio grows, our loan revenues will increase.  We expect that earnings from our equity investment in Genesis will also have a positive impact on our earnings in future periods. We will continue to monitor progress throughout 2002 and will adjust our business plan to address any operational issues as they arise.  We are in the process of reorganizing our Minneapolis and Nebraska temporary labor affiliates, and we will work to phase out our temporary labor business investments and accounting services over the remainder of the year.  This will allow us more time to focus on our lending activities where the bulk of our operating cash flows will be generated, and to review and evaluate other business opportunities.

Six Months Ended June 30, 2002 and 2001.

For the six months ended June 30, 2002, the Company generated gross revenues of $95,068, expenses of $188,655, equity in losses of affiliates of $55,731, and a net loss before income taxes of $149,318.  This compares to $22,179 in revenues, $32,035 in expenses, $14,120 equity in losses of affiliates, and a net loss before taxes of $23,966 in 2001. The Genesis investment occurred in January, 2002, and our loan activity did not commence until April, 2001, so the six month periods are not considered comparable.  Through the first half of 2002, we have expanded our business operation through our investment in Genesis.  Our loan portfolio has also grown in the first half of 2002.  These activities are consistent with our business plan and we expect that our operating results will improve in the second half of 2002.

Compensation expense and advertising expense saw significant increases in 2002 compared to 2001.  Compensation increased to $68,352 from -0- in 2001, and advertising increased to $5,171 in 2002, compared to $70 in 2001.  These increases are the result of business growth and positioning the Company for additional growth in the future.

Legal expenses incurred in the six months ended June 30, 2002 amounted to $53,658.  Most of this amount was incurred in connection with the completion of the Company’s public offering registration, and the closing of the offering which occurred in April 2002.  Most of the legal services were performed by Brad E. Herr.  On April 1, 2002, Mr. Herr became an employee of the company and will receive a salary for his services in the future.  As a result, legal fees which had previously been paid to Mr. Herr will no longer be paid, but the decrease in legal fees will be at least partially offset by an increase in compensation costs.

Evolving Operations.

Since we began active operations in mid 2001, we have gained additional insights into the business of lending to temporary labor businesses.  We have also monitored a group of temporary labor business entrepreneurs with whom we expected to do substantial amounts of business.  The entrepreneurial group has proceeded more slowly and cautiously to develop new temporary labor offices, and this has affected the number and quality of borrowers that we are seeing.  As a result, our business of lending to temporary labor businesses is growing more slowly than we originally anticipated.

Our initial public offering raised net offering proceeds of approximately $1,500,000 and this amount coupled with our prior private equity placements leave us with total invested capital to date of approximately $2,500,000.   We believe that we can build additional value for our shareholders by expanding the focus of our business.  During the remainder of 2002, we will evaluate other business opportunities and continue to refine the business plan to accommodate value building activities.  We anticipate that the funds from our public offering will be applied in a manner consistent with the Use of Proceeds in our Prospectus, but as additional opportunities arise, we may seek additional funding through private placements, follow-on public offerings, preferred stock or debt financings, or other appropriate sources, in order to pursue the additional opportunities.  When warranted, we may also redirect our existing capital structure to new business opportunities where we believe the benefits to our shareholders exceed the returns from the existing plan.

Liquidity and Capital Resources.

At June 30, 2002, we have loans to temporary labor businesses outstanding in the amount of $786,493, a term loan of $205,129 (including accrued interest) to Genesis, and a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $177,211.   We expect the amount of loaned funds to continue to increase as the borrowers’ businesses grow and their borrowing needs increase.

At June 30, 2002, cash and cash equivalents amounted to $631,112 and our unused line of credit with an officer and director amounted to $1,000,000.  In anticipation of increasing loans to Genesis under the secured warehousing line of credit, and increasing loans to temporary labor businesses as business grows during the spring and summer,  we have discussed back-up financing with our primary bank and an officer and director should additional financing be needed.  In addition, we closed our public offering on April 18, 2002 and received over $1,500,000 in net offering proceeds.  Consequently, we believe that our cash position will be adequate to support our business operations for the next twelve to eighteen months.  If necessary, we believe that additional leverage is available to supplement our cash position if our borrowers require more funds than we are able to cover with our internal capital position.

Pending use of free cash for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

FORM 10-QSB

PART II

Part II, Item 1.  Legal proceedings. None

Part II, Item 2. Changes in securities.

On June 30, 2002, Temporary Financial Services, Inc. terminated its initial public offering.  On April 18, 2002, a closing was held for the offering and the offering proceeds were distributed in accordance with the terms of the offering.  The following information is provided.

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

As of June 30, 2002, the net offering proceeds have been applied to the business purposes of the Company in accordance with the Uses of Proceeds set out in the offering document.  Loans of $786,493 have been made to temporary labor businesses, $200,000 was invested in Genesis, and at June 30, 2002, the Company was holding in excess of $600,000 in cash for working capital purposes.

Part II, Item 3. Defaults upon senior securities.  None

Part II, Item 4. Submission of matters to a vote of security holders.

No matters were submitted to a vote of the shareholders in the quarter ended June 30, 2002.  Subsequent to the end of the quarter, the Company held its annual meeting of shareholders on August 1, 2002.

The meeting involved election of the slate of Directors nominated by the prior Board.  At the meeting, John R. Coghlan, Brad E. Herr, Michael Kirk, Gregory Lipsker, and C. Eugene Olsen were elected to serve as directors for the coming year and until their successors are elected and qualified.  A total of 449,790 shares (61%) of the 737,280 shares issued and outstanding were represented at the meeting and constituted a valid quorum.  All shares represented voted for John Coghlan as director.  A total of 600 shares abstained from voting for the other directors and the remaining 449,190 shares (61%) were voted in favor of the remaining slate.  The shareholders also approved a resolution authorizing the officers of the Company, subject to board approval, to pursue reorganization of the Minnesota and Nebraska temporary labor investments with the objective of reducing or eliminating the company’s interests in those operations.  No other matters came before the shareholders for vote at the annual meeting.

Part II, Item 5. Other information.  None

Part II Item 6.  Exhibits and Reports on Form 8-K

(a)                                  Exhibits.  No exhibits are required to be filed with this Form 10-QSB.

(b)                                  Reports on Form 8-K.  None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in this periodic report fairly presents, in all material respects, the financial condition and results of operations of the Company.

TEMPORARY FINANCIAL SERVICES, INC.

/s/ John R. Coghlan	President	John R. Coghlan	August 9, 2002
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	Secretary, Principal Financial Officer	Brad E. Herr	August 9, 2002
Signature	Title	Printed Name	Date