Form 10QSB
period 2002-09-30
TEMPORARY FINANCIAL SERVICES INC
filed 2002-11-07
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

FORM 10-QSB

Temporary Financial Services, Inc. and Subsidiary

Temporary Financial Services, Inc. and Subsidiary

Consolidated Balance Sheets

	September 30 2002	December 31 2001
	(Unaudited)
Assets

CURRENT ASSETS

Cash	$1,342,111	$262,072
Accounts receivable	69,326	40
Federal income taxes	297	—
Prepaid expenses	1,876	—
Deferred offering costs	—	56,218
Loans receivable:
Affiliates	1,304,871	110,872
Other	435,800	295,209

Total current assets	3,154,281	724,411

OTHER ASSETS

Investment in affiliated companies	580,724	1,705

FURNITURE AND EQUIPMENT, less accumulated depreciation of $5,578 in 2002, and $1,983 in 2001, respectively	30,924	23,535

	$3,765,929	$749,651

Liabilities and Stockholders’ Equity

CURRENT LIABILITIES

Accounts payable	361	10,474
Due to officer/stockholder	1,586,959	100,959
Accrued expenses	12,908	3,888
Total current liabilities	1,600,228	115,321

STOCKHOLDERS’ EQUITY

Common Stock – 100,000,000 shares, $0.001 par value, authorized 737,280 and 350,000 shares respectively, issued and outstanding	$737	$350
Preferred stock – 5,000,000 shares, $0.001 par value, authorized; none issued	—	—
Additional paid in capital	2,499,312	749,650
Retained earnings (deficit)	(334,348)	(115,670)
Total stockholders’ equity	2,165,701	634,330

	$3,765,929	$749,651

See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Income (unaudited)

	Three Months Ended		Nine Months Ended
	September 30 2002	September 30 2001	September 30 2002	September 30 2001
REVENUE:

Loan and related fees:	$34,181	$21,735	$91,484	$30,589
Interest and investment income	15,783	975	38,547	11,800
Rental Income	1,500	1,500	4,500	2,000
Accounting fees	7,500	4,500	19,500	6,500

	58,964	28,710	154,031	50,889

OPERATING EXPENSES:

Advertising	75	51	5,246	121
Compensation and related expenses	50,780	11,899	119,132	11,899
Rent	4,532	6,729	17,438	9,498
Legal and professional	5,370	28,050	59,028	49,671
Office expense	8,623	23,958	20,206	27,173
Interest expense	7,875	—	24,631	25
Other	13,213	9,497	33,442	13,820

	90,468	80,184	279,123	112,207

OTHER EXPENSE:

Equity in losses of affiliates	37,857	4,364	93,587	18,484

(LOSS) BEFORE INCOME TAX	(69,361)	(55,838)	(218,679)	(79,802)

Income tax benefit	—	—	—	—

NET INCOME (LOSS)	$(69,361)	$(55,838)	$(218,679)	$(79,802)

BASIC EARNINGS (LOSS) PER SHARE	$(0.09)	$(0.16)	$(0.35)	$(0.23)

WEIGHTED AVERAGE SHARES OUTSTANDING	737,280	350,000	624,853	350,000

See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc. and Subsidiary

Consolidated Statements of Cash Flows (unaudited)

	For the Nine Months Ended
	September 30, 2002	September 30, 2001
Increase (Decrease) in Cash

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(218,679)	$(79,802)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	3,596	1,065
Equity losses of affiliates	93,587	18,484
Increase in accounts receivable	(69,286)	—
Increase in prepaid expenses	(1,876)	(1,876)
Increase (decrease) in accounts payable	(10,113)	10,573
Increase in accrued expenses	9,020	—
Decrease in income taxes	(297)	(297)
Total adjustments	24,631	27,949
Net cash used in operating activities	(194,048)	(51,853)

CASH FLOWS FROM INVESTING ACTIVITIES

Increase in loans receivable	(1,334,590)	(377,952)
Investment in affiliates	(422,606)	(23,250)
Additions to equipment and furniture	(10,984)	(25,518)
Net cash used in investing activities	(1,768,180)	(426,720)

CASH FLOWS FROM FINANCING ACTIVITIES

Stock sales for cash	1,500,049	—
(Increase) decrease in deferred offering costs	56,218	(22,575)
Collections of stock subscriptions	—	120,800
Collection of note receivable	—	75,000
Proceeds from line of credit	1,486,000	—
Net cash from financing activities	3,042,267	173,225

NET INCREASE (DECREASE) IN CASH	1,080,039	(305,348)

CASH, BEGINNING OF PERIOD	262,072	546,334

CASH, END OF PERIOD	$1,342,111	$240,986

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

Exchange of 50,000 shares of common stock for 250,000 shares of Genesis Financial	$250,000	$—

See accompanying notes to unaudited consolidated financial statements.

NOTE 1 — BASIS OF PRESENTATION:

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

NOTE 2 — RELATED-PARTY TRANSACTIONS:

As discussed in note 3, the Company provides a $2,000,000 line of credit facility to an affiliate.  At September 30, 2002, the outstanding balance on the line of credit was $1,304,871.  The credit facility bears interest at the rate of 8% per annum on amounts actually outstanding.

At September 30, 2002, the Company was borrower on a $1,750,000 line of credit from an officer/stockholder (see note 4).  For the three and nine month periods ended September 30, 2002, the Company incurred interest expense of $7,875 and 24,222, respectively, on the line of credit.  The outstanding balance on the line at September 30, 2002 was $1,586,959.  The line bears interest at 8% and expires August 15, 2003.

NOTE 3 — LOANS RECEIVABLE:

The Company provides short-term financing for temporary staffing businesses, including affiliates.  The financing consists of notes receivable that are generally collateralized by the borrower’s accounts receivable, all assets of the borrower, and by personal guarantees and pledges where appropriate.  Lending criteria established to minimize credit risk include, among other things, assessment of the operators’ capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants.

Prior to September 30, 2002, the Company had an outstanding convertible note receivable from Genesis in the amount of $200,000.  The note was scheduled to mature on January 25, 2004 and bore interest at 6%.  On September 30, 2002, the Company converted the Note into 200,000 shares of Genesis common stock.  Accrued interest to the date of conversion was paid in full.  The Company also provides Genesis with a secured warehousing line of credit in the amount of $2,000,000.  At September 30, 2002, Genesis had borrowed $1,304,871 against the line of credit.

NOTE 4 — LINE OF CREDIT:

At September 30, 2002, the Company had a $1,586,959 balance against a $1,750,000 line-of-credit with an officer/stockholder.  The line-of-credit is unsecured and bears interest at 8%.  The line-of-credit agreement expires on August 15, 2003 and any outstanding balance is due on that date.  The original line of credit agreement provided for a $1,000,000 cap and expired on August 15, 2002.  The line was renewed on August 15, 2002 for an additional year, the borrowing limit was increased to $1,750,000, and the interest rate was reduced from 10% to 8% retroactive to January 1, 2002.

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

NOTE 6 – INCOME TAX:

The Company generated a tax-basis net operating loss of approximately $69,361 for the three months ended September 30, 2002 ($218,679 for the nine months ended September 30, 2002) which is available for carryover to offset future taxable income through 2022.  Total tax-basis net operating losses available for carryover as of September 30, 2002 amounted to approximately $334,000 (from inception of the Company on October 4, 2000).

At September 30, 2002, the Company estimates that it has an $83,500 deferred tax asset relating to the operating loss carryovers.  The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to realize the tax benefit.  At September 30, 2002, the income tax benefit differed from the $83,500 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 7 – SALE OF EQUITY INTERESTS IN AFFILIATES:

The Company previously invested in minority interests of two temporary labor businesses that were reported in the Company’s financial statements on the equity method.  On September 30, 2002, the Company sold the equity interests to an affiliated company.  Immediately before the sale, the book value of the $12,000 investment in Temps Unlimited of Minnesota LLC (d.b.a. Staffing on Demand), was $874 and TUI-MN was indebted to the Company in the amount of $69,242.  The Company has booked additional losses in equity of affiliates in the amount of $21,242.

Immediately before the sale of Temps Unlimited of Nebraska LLC (d.b.a. Valustaff), the book value of the Company’s $33,000 investment in Valustaff was $17,188, and Valustaff is indebted to the Company in the amount of $171,451.  The company’s interest in Valustaff was sold for $27,500.  As a result of the sale, the Company has booked additional losses in equity of affiliates in the amount of $5,500.

The sales of the interests in Staffing on Demand and Valustaff were approved by the shareholders of the Company at the annual shareholder’s meeting on August 1, 2002.

NOTE 8– SUBSEQUENT EVENTS:

On October 17, 2002, the Company and others were sued by Labor Ready, Inc. for unfair business practices.  The Company disputes the allegations and intends to vigorously defend the action.  The potential impact of the litigation on the Company cannot be determined at this time.

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

The Company was organized in October, 2000, and began operations in the second quarter of 2001.  In the three and nine months ended September 30, 2001, our business operations were at a very early operational stage and, consequently, the results of operations for the three and nine months ended September 30, 2001 are not comparable to the three and nine month periods ended September 30, 2002.  This quarterly report focuses on the three and nine month periods ended September 30, 2002.  Limited analysis of the three and nine month periods ending on September 30, 2001 is provided where such analysis aids in understanding the current financial condition of the business.

Results of Operations

As of September 30, 2002, we had loans outstanding of $1,740,671, with five businesses in two distinct industry segments.  The following table provides borrower information, affiliate status and outstanding balances as of September 30, 2002.

Temporary Staffing Businesses

Business Name	Affiliate Status	Loan Balance
Everyday Staffing	Independent	$320,778
Ozark Labor	Independent	115,022
Valustaff	Common Ownership	56,280
Staffing on Demand – Note 1	Common Ownership	(142)
Workers For You	Common Ownership	41,939
Total temporary staffing		533,877
Seller Financed Real Estate Receivables Businesses
Genesis – Contract’s Financed	Affiliated (45%)	1,206,794
Total loans outstanding all segments.		$1,740,671

Three Months Ended September 30, 2002 and 2001

In the quarter ending September 30, 2002, the Company generated loan related revenues of $34,181 on its lending business, compared to $21,735 for the three months ended September 30, 2001.   The increase in revenues for the current quarter reflects an increase in the number of borrowers and corresponding growth in the loan base.

Revenues from funds loaned to businesses in the temporary staffing industry are derived from loan fees and loan set-up and administration costs.  Loan advances to temporary labor businesses are made weekly based on sales and collection reports provided by the temporary labor office, and require significant monitoring and review of accounts receivable collateral and weekly operations reports.  We consider loans to temporary labor businesses to entail more than an average amount of risk and have based our loan rates on our assessment of effort and risk.  We currently loan to four temporary labor businesses, two of which are affiliated with the Company through common ownership. Total outstanding loans to temporary labor businesses at September 30, 2002 amounted to $533,837.  Of this amount, $435,800 is with independent borrowers and $98,077 is with affiliates.

In the quarter ended September 30, 2002, we generated $7,500 in accounting fee service income by providing monthly accounting services to three temporary staffing businesses and Genesis Financial, Inc.  We have been working with our temporary staffing software provider to develop remote connectivity capabilities and expect that we will soon be able to provide oversight and review services to our borrowers.  We are currently reducing our focus on providing accounting services and may eliminate this business offering once the remote connectivity capabilities are fully operational.

Near the end of the second quarter, 2002, the Company began restructuring the interests in minority owned temporary labor offices, and on September 30, 2002, has sold its interests in the Minnesota and Nebraska operations.  Management believes that this restructuring will help to minimize conflicts of interest inherent in loaning funds to related businesses, and will allow the Company to better focus on monitoring and controlling its loan accounts.

Prior to September 30, 2002, our investments in temporary labor businesses consisted of $12,000 for 18% of Temps Unlimited of Minnesota, LLC (dba Staffing on Demand), and $33,000 for 42% of Temps Unlimited of Nebraska, LLC (dba ValuStaff).  On September 30, 2002, we sold our interests in Staffing on Demand and Valustaff to an affiliated company as part of a shareholder approved plan to focus our energies on the lending business.

Our investment in Staffing on Demand as of September 30, 2002, had book value of $874 and was indebted to the TFS in the amount of $69,942.  The affiliated purchaser of the Company’s interest in Staffing on Demand has agreed to assume a pro rata share of the obligations of Staffing on Demand.  Had Staffing on Demand not been sold, TFS would have been obligated to contribute additional capital to cover its negative capital account balance.  After all remaining Staffing on Demand accounts and notes are collected, it appears that there will still be a deficiency of approximately $60,000 that would also need to be made up by the members of Staffing on Demand.  For these reasons, TFS believes that the sale of the interest was in the best interest of the company.

Our investment in Valustaff as of September 30, 2002, had a book value of $17,188.  The Valustaff business is now operating at or near breakeven, and Rule 1-4 LLC has agreed to purchase the Valustaff interest for $27,500.  Management believes that this amount is a reasonable price for the interest.

As a result of the sale of the interests in Staffing on Demand and Valustaff, TFS incurred additional losses in equity of affiliates in the amount of $26,789.  These additional losses are reflected in the income statement for the three months ended September 30, 2002.

In January, 2002, we loaned $200,000 to Genesis on a convertible note bearing interest at 6%.  On September 30, 2002, TFS converted the Note into 200,000 shares of Genesis common stock in accordance with the terms of the Note.  All interest accrued to the date of conversion was paid by Genesis.

On February 20, 2002, we also provided Genesis with a $2,000,000 secured warehousing line of credit bearing interest at the Sterling Savings Bank (Spokane, Washington) prime rate plus two percent.  At September 30, 2002, Genesis had an outstanding balance of $1,206,794 against the line.  Line of Credit interest income amounted to $7,875 for the three month period ended September 30, 2002.

We also own 45% of Genesis Financial, Inc.   For the three months ended September 30, 2002, Genesis generated gross revenues of $666,613 against cost of sales of $586,863 for an operating margin of $79,750.  Selling, general and administrative expenses totaled $94,622 for the quarter producing a net loss of $14,873.  During the current quarter, TFS increased its ownership of Genesis through conversion of the $200,000 note, and as a result, has recorded losses of $11,068 for the quarter to reflect the Company’s pro rata share of losses incurred in the nine months ended September 30, 2002.

Overall, TFS generated gross revenues of $58,964 during the three months ended September 30, 2002.  Expenses totaled $90,468, resulting in a net operating loss of $31,504 for the period, before including equity losses of affiliates.    We expect that we will continue to increase revenues from operations in the fourth quarter and beyond and anticipate that we will be profitable in the fourth quarter.

We believe that the losses incurred to date are in line with our business plan.  As our loan portfolio grows, our loan revenues will increase.  We expect that earnings from our equity investment in Genesis will also have a positive impact on our earnings in future periods. We will continue to monitor progress throughout the remainder of 2002 and into 2003, and will adjust our business plan to address any operational issues as they arise.  The sale of our interests in Staffing on Demand and Valustaff will allow us more time to focus on our lending activities where the bulk of our operating cash flows will be generated.  In 2003, we will also review and evaluate other business opportunities with the intention of continuing to build long term shareholder value.

Nine Months Ended June 30, 2002 and 2001.

For the nine months ended September 30, 2002, the Company generated gross revenues of $154,031, operating expenses of $279,123, equity in losses of affiliates of $93,587, and a net loss before income taxes of $218,679.  This compares to $50,889 in revenues, $112,207 in expenses, $18,484 equity in losses of affiliates, and a net loss before taxes of $79,802 in 2001. The Genesis investment occurred in January, 2002, and our loan activity did not commence until April, 2001, so the six month periods are not considered comparable.  Through the first three quarters of 2002, we have expanded our business operation through our investment in Genesis.  Our loan portfolio has also grown in 2002.  These activities are consistent with our business plan and we expect that our operating results will improve in 2003.

Compensation expense and advertising expense saw significant increases in 2002 compared to 2001.  Compensation increased to $119,232 from 11,899 in 2001, and advertising increased to $5,246 in 2002, compared to $121 in 2001.  We incurred interest expense of $24,631, in the third quarter 2002.  These increases are the result of business growth and positioning.  While losses have continued for the first nine months of 2002, we believe that the direction the business is taking is the correct one.

Liquidity and Capital Resources.

At September 30, 2002, we have loans to temporary labor businesses outstanding in the amount of $533,877 and a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $1,206,794.   We expect the amount of loaned funds to continue to increase as the borrowers’ businesses grow and their borrowing needs increase.

At September 30, 2002, cash and cash equivalents amounted to $1,342,111 and the balance available on our line of credit with an officer and director amounted to $163,000.  In anticipation of increasing loans to Genesis under the secured warehousing line of credit, and increasing loans to temporary labor businesses as business grows during the spring and summer,  we have discussed back-up financing with our primary bank and an officer and director should additional financing be needed.  In addition, we closed our public offering on April 18, 2002 and received over $1,500,000 in net offering proceeds.  With our existing cash position and our backup plans, and subject to the outcome of the litigation discussed in the following paragraph, we believe that our cash position will be adequate to support our business operations for the next twelve to eighteen months.

On October 17, 2002, Temporary Financial Services, Inc. (TFS), Temps Unlimited, Inc., Temps Unlimited of Minnesota LLC, and Temps Unlimited of Nebraska LLC were served with a lawsuit by Labor Ready, Inc.  The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business.  The complaint contains a number of inaccurate allegations, and we believe the claims are without foundation in law or fact.  We intend to vigorously defend the action and are considering offensive actions to obtain early dismissal of the action.  We cannot be certain that early dismissal will occur, and if early dismissal is not obtained, the cost of litigation may be a serious drain on corporate resources for some time to come.  We also believe that, so long as the litigation is pending, it will impact our ability to obtain future funding for Genesis and TFS.  This could significantly impact the earnings and liquidity positions of both Genesis and TFS in coming periods.  See Part II, Item 1 on page 12, below.

Pending use of free cash for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

FORM 10-QSB

PART II

Part II, Item 1.  Legal proceedings. None

A lawsuit has been filed by Labor Ready under the following caption:

Labor Ready, Inc., Labor Ready Northwest, Inc., Labor Ready Midwest, Inc, and Labor Ready Southwest, Inc., (collectively “Labor ready”) as plaintiffs,

Vs.

Glenn Welstad, Welstad Family LLC, Temporary Financial Services, Inc., Temps Unlimited, Inc., Temps Unlimited of Minnesota LLC, Temps Unlimited of Nebraska LLC, Anytime Labor LLC, Everyday Staffing LLC, and Temp Services of Arkansas LLC, as defendants.

The suit was filed in the Superior Court of the State of Washington in and for Pierce County, Cause Number 02-2-12031-3, alleging that the defendants are collectively engaged in a conspiracy to illegally compete against Labor Ready.  The complaint, in large part depends on allegations that TFS and affiliated companies were founded and are controlled by Glenn Welstad.  Glenn Welstad is an owner of less than 5% of the outstanding shares of TFS, is not an officer, director, founder or promoter of the Company, and has no control relationship with the business.  Labor Ready includes allegations of misappropriation of trade secrets, unfair competition, aiding and abetting conspiracy, and tortuous interference with contract.  Relief sought includes issuance of injunctions prohibiting the actionable conduct, damages, and attorney fees.

It is the position of Management of TFS that the complaint is groundless.  Many of the factual allegations made in support of the claims are inaccurate, and the legal bases for the claims against TFS and affiliates are without merit.  At the time the complaint was filed, Labor Ready had constructive and actual knowledge of facts that are blatantly misstated and/or misrepresented in the action.  In Management’s opinion, Labor Ready is improperly pursuing a course of action that will damage the ability of TFS to pursue its chosen lines of business.  TFS intends to vigorously defend the action, and is evaluating damages that TFS will suffer as a result of the misrepresentations and falsehoods included in the complaint for the purpose of filing a counterclaim.

Part II, Item 2. Changes in securities. None

Part II, Item 3. Defaults upon senior securities.  None

Part II, Item 4. Submission of matters to a vote of security holders.

On August 1, 2002, the Company held its annual meeting of shareholders.  The meeting involved election of the slate of Directors nominated by the prior Board.  At the meeting, John R. Coghlan, Brad E. Herr, Michael Kirk, Gregory Lipsker, and C. Eugene Olsen were elected to serve as directors for the coming year and until their successors are elected and qualified.  A total of 449,790 shares (61%) of the 737,280 shares issued and outstanding were represented at the meeting and constituted a valid quorum.  All shares represented voted for John Coghlan as director.  A total of 600 shares abstained from voting for the other directors and the remaining 449,190 shares (61%) were voted in favor of the remaining slate.  The shareholders also approved a resolution authorizing the officers of the Company, subject to board approval, to pursue reorganization of the Minnesota and Nebraska temporary labor investments with the objective of reducing or eliminating the company’s interests in those operations.  No other matters came before the shareholders for vote at the annual meeting.

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

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan	President	John R. Coghlan	November 5, 2002
Signature	Title	Printed Name	Date

/s/Brad E. Herr	Secretary, Principal Financial Officer	Brad E. Herr	November 5, 2002
Signature	Title	Printed Name	Date

CERTIFICATIONS

I, John R. Coghlan, President, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Temporary Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ John R. Coghlan

John R. Coghlan, President

CERTIFICATIONS

I, Brad E. Herr, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Temporary Financial Services, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

/s/ Brad E. Herr

Brad E. Herr, Chief Financial Officer