Form 10KSB
period 2002-12-31
TEMPORARY FINANCIAL SERVICES INC
filed 2003-03-28
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒                                    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the annual period ended December 31, 2002

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III or any amendments to this Form 10 KSB.

Yes ☒ No ☐

The Registrant generated revenues for year ending December 31, 2002 of:	$340,011

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, as March 16, 2003, was:	$1,452,120

The number of shares of common stock outstanding on March 16, 2003 was:	737,280

Documents incorporated by Reference:	None

Transitional Small Business Disclosure Format.	Yes ☐ No ☒

FORM 10-KSB

PART I

Item 1.  Description of Business.

History and Current Focus.  Temporary Financial Services, Inc. was incorporated under the laws of the State of Washington on October 11, 2000. We formed the company to finance accounts receivable for temporary labor businesses, invest in temporary labor businesses, and provide services to temporary labor businesses.  We obtained funding for our accounts receivable financing and related ventures through two private placement offerings and an initial public offering.  We closed the initial public offering in April, 2002.  Aggregate equity capital from the two private offerings and the public offering amounted to $2,250,049.

Following completion of our funding efforts, we actively sought new accounts receivable financing opportunities in the temporary labor business.  This business, however, did not grow as quickly as we anticipated and since mid 2002, we have redirected our business focus to other areas not related to temporary labor.

As of December 31, 2002, we have loans outstanding to two temporary labor businesses totaling $413,768.  This amounts to 28% of loans outstanding at December 31, 2002.

During 2002, we sold off our interests in two temporary labor offices, and at December 31, 2002, we no longer owned interests in any temporary labor offices. We origianlly invested a total of $12,000 in Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and $11,250 in Temps Unlimited of Nebraska, LLC doing business as ValuStaff in 2001.  In each instance, we received an 18% equity stake in the business. During 2002, we determined that the organization of Staffing on Demand and ValuStaff as member managed limited liability companies created a larger than expected risk to the Company since control of the businesses did not rest with a single individual or entity and operational issues were not being adequately addressed.  After unsuccessfully working to resolve the control issue, we elected to sell the interests to an affiliated newly formed LLC controlled by two officer/directors of the company.  The sales of our interests in Staffing on Demand and ValuStaff were discussed and approved by the shareholders at the annual shareholders meeting held on August 1, 2002, and were approved by the Board of Directors following the shareholders meeting.

In addition to the sale of our interests in the two temporary labor businesses, we also reduced the level of loans to temporary labor businesses.  During 2002, we found that some of our borrowers and prospective borrowers could obtain funding at lower rates from more traditional lenders.  We were not willing to lend to these borrowers and prospective borrowers at lower rates.  Faced with the decision of reducing rates or losing business, we elected to hold our rates up and accept the consequence that we would lose business as a result.  At the beginning of 2002, we had five temporary labor business borrowers.  At the end of 2002, we were only financing accounts receivable for two temporary labor businesses, and one of these terminated its borrowing relationship in February, 2003.  At this time, we no longer expect to actively seek new temporary business borrowers.

In January, 2002, we invested in Genesis Financial, Inc., a company that buys and sells seller financed real estate receivables contracts.  After holding the real estate receivables for a short time to provide some loan seasoning, Genesis sells the contracts at a premium over its cost.  Genesis generates revenue from interest on the real estate receivable contracts while they are being held for seasoning, and from the premium received when the real estate receivable contracts are sold.  TFS invested $400,350 and 50,000 shares of TFS Common Stock in exchange for 1,000,000 shares Genesis common stock constituting approximately 45% of the total shares currently outstanding.  TFS also provides a secured warehousing line of credit with a $2,000,000 credit limit to Genesis for the acquisition of real estate contract receivables.

With the change in business focus away from temporary labor accounts receivable financing, we are now devoting substantial energy and capital to the seller financed real estate contract receivable business.  We have loans outstanding to Genesis Financial, Inc. of $1,055,525 for financing inventory purchases of seller financed real estate contracts by Genesis, and we have also started acquiring interests in seller financed real estate receivable contracts for our own account.

We also continue to review other business opportunities as they are presented to us for evaluation.  During 2003, we will continue to focus on growing the value of our interest in Genesis Financial, Inc., and we will actively seek other business opportunities in the coming year.

                Competition.   We believe that the businesses of lending and investing are highly fragmented with large national and international players, many small regional or local companies, and many companies and individuals focused on particular niche markets.  Many of these other lenders provide potential competition for our loans to Genesis, and we expect that Genesis will eventually obtain a line of credit with a more traditional bank or financial institution.

At this time, our primary lending activities are directed toward Genesis Financial, Inc.  We provide Genesis with a $2,000,000 secured line of credit that allows Genesis to acquire seller financed real estate receivable contracts.  Given our capital structure, we are not in a position to solicit other borrowers in this field.  Our affiliation with Genesis and the existing line of credit agreement presently provide us with a captive market for our lending activities.  Our primary competition for our Genesis loan comes from other traditional lenders, and individual investors.  We are working with Genesis to transition our line of credit to a new bank line of credit or other form of financing.  At this time, we are moving to diversify our asset base by acquiring interests in seller financed real estate contracts brokered through Genesis.  If Genesis is able to replace our line of credit with other financing arrangements, we will accelerate our acquisition of additional seller financed real estate contracts and will continue to seek other business opportunities.

                Reliance on a Few Major Customers.  Our lending business is now limited to only two customers (three at December 31, 2002), and we are focusing our available capital and our business development efforts on growing the business of Genesis Fiancial, Inc., a company in which we hold a 45% equity stake.  Our reliance on Genesis for the majority of our lending business increases the risk of our loan portfolio.  Should the business of Genesis suffer a downturn, their ability to repay amounts borrowed from us could be impacted.  We have a first position security interest in all assets of Genesis, and we believe that the real property assets underlying the real estate contracts are more than adequate to protect our interests.

                Governmental Regulation.  Our lending business is not presently subject to any significant governmental regulations.  We do not make direct real estate loans and are not subject to consumer protection statutes relating to real estate loans, nor are we a bank or financial institution.  To the best of our knowledge, we are in compliance with all applicable tax and securities rules and regulations that apply to our business as presently conducted.

                Employees.  As of December 31, 2002, the Company has two full time employees.

                Reports to Security Holders.  The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934.  The Company files quarterly reports on Form 10-QSB and annual reports on Form 10-KSB.  The Company is currently a Small Business Issuer under applicable SEC regulations.

                Copies of all materials that we file with the SEC may be inspected and read without charge at the Public Reference Room of the SEC, 450 Fifth Street NW, Washington, D.C. 20549. Interested persons may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  Copies of this material may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street NW, Washington, DC. 20549. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) through which the information we file with the SEC can be retrieved.

                We anticipate that we will hold an annual shareholders meeting sometime in May, 2003.  In connection with the annual meeting, the Company will provide at its cost, a copy of this Annual Report on Form 10-KSB, including audited financial statements, and a Proxy Statement addressing matters to be voted on at the annual shareholders meeting.

Item 2.  Description of Property.

                Facilities.  Effective  June 1, 2001, we entered into a three year lease for 1,425 square feet of office space in a professional office building in Spokane, Washington.  As presently staffed, we have more space than we need.  Our lease will expire on May 31, 2004, at which time we intend to find space that meets our staffing requirements at that time and for the then foreseeable future.  In the meantime, the excess space will allow us to take advantage of new business opportunities should they arise.

                Investment Policies.  We may invest in seller financed real estate contracts receivable from time to time.  The real estate contracts that we will purchase are in the sub-prime market, and may be secured by single family residences, multi-family residences, mobile homes, commercial property, and/or land.  We do not intend to limit our purchases of contracts to contracts with particular types of underlying real estate security.  We will look at each individual contract as a unique investment opportunity.  The contracts or interests in contracts that we purchase will generally offer a return of 10% or more and will be secured by real properties.  We will evaluate the adequacy of the underlying real property that serves as collateral for our investment on a case by case basis, but we will target an investment to value ratio below .75 to 1.  Contracts that we purchase will typically be held for more than one year.  We may purchase longer term contracts (three to five year terms) with the intent to hold until maturity.  We may also acquire long term contract obligations with the intent to hold for a period and then resell our interests in the secondary market.

Item 3.  Legal Proceedings.

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

It is the position of Management of TFS that the complaint is groundless.  Many of the factual allegations made in support of the claims are inaccurate, and the legal bases for the claims against TFS and affiliates are without merit.  At the time the complaint was filed, Labor Ready had constructive and actual knowledge of facts that are blatantly misstated and/or misrepresented in the action.  In Management’s opinion, Labor Ready is improperly pursuing a course of action that will damage the ability of TFS to pursue valid and legal business purposes.  TFS intends to vigorously defend the action, and has filed a counterclaim against Labor Ready.

Item 4.  Submission of Matters to a Vote of Security Holders.

                No matters were submitted to a vote of the security holders during the quarter ended December 31, 2002.  It is anticipated that the Company will hold its annual shareholder meeting sometime in May, 2003.

FORM 10-KSB

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

                The Company closed its initial public offering in April, 2002.  Since closing the public offering, the Company’s securities have traded in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol TPFS.  The following table sets out the range of high and low bid prices for the common stock for the periods presented.

	Bid Information
Quarter Ended	High	Low

June 30, 2002	$7.00	$6.00
September 30, 2002	$6.10	$5.00
December 31, 2002	$5.00	$3.50

The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.  At December 31, 2002, the Company had eighty-two shareholders of record of its common stock, and the Company estimates that it has approximately ninety-five total shareholders, including beneficial owners.  The Company has paid no cash dividends on its common stock and it does not intend to pay cash dividends on its common stock in the near future.

                In October 2000, we offered and sold a total of 50,000 Shares of Common Stock at a price of $1.00 per share to six individuals, four of whom were officers and directors and two of whom were consultants. Each of these purchasers was an accredited investor. The Shares were issued pursuant to a Section 4(2) exemption from registration under the Act.

                Between November 2000 and January 2001 we offered and sold an additional 200,000 shares at a price of $3.00 per Share to 14 purchasers. Four of the purchasers were Officers or Directors. Each purchaser was an accredited investor and each investor was deemed to be sophisticated based on their prior investment experience and their knowledge of the temporary labor industry. The Shares were issued pursuant to a Section 4(2) exemption from registration under the Act and to Rule 506 of Regulation D.

Each of the certificates issued in connection with the above offerings contained restrictive language on its face and each certificate had a restrictive legend in substantially the following form:

The Securities represented by this certificate have not been registered under the Securities Act of 1933 (the “Act”) and may not be offered for sale, sold or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established by opinion of counsel satisfactory to the Company to the effect that in the opinion of such counsel such registration in not required.

None of the Shares were offered by means of advertising or general solicitation. No commissions were paid directly or indirectly to any person in connection with the offer or sale of any of the Shares.

Item 6.  Managements Discussion and Analysis of Financial Condition and Results of Operations.

                The Company was organized in October, 2000, and began operations in the second quarter of 2001.  In the twelve months ended December 31, 2001, our business operations were at a very early operational stage and, consequently, the results of operations for 2001 are not comparable to the results for 2002.  This annual report focuses on the period ended December 31, 2002.  Limited analysis of the results of operations for the period ended December 31, 2001 is provided where such analysis aids in understanding the current financial condition of the business.

Results of Operations.  As of December 31, 2002, we had loans outstanding of $1,469,293, with three businesses in two distinct industry segments.  The following table provides borrower information, affiliate status and outstanding balances as of December 31, 2002.

Temporary Staffing Businesses
Business Name	Affiliate Status	Loan Balance
Everyday Staffing	Independent	$358,807
Valustaff	Common Ownership	54,961
Total temporary staffing		413,768
Seller Financed Real Estate Receivables Businesses
Genesis — Contract’s Financed	Affiliated (45%)	1,055,525
Total loans outstanding all segments.		$1,469,293

Years Ended December 31, 2002 and 2001.

Revenues.  In the year ending December 31, 2002, the Company generated loan related revenues of $118,045 on its temporary labor lending business, compared to $56,498 for the year ended December 31, 2001.   The increase in temporary labor loan related revenues for the current year reflects growth in the loan base over the course of the year.  In 2002, we had loans outstanding at various times to as many as five temporary staffing businesses.  As a result of a reevaluation of our business and market factors that allowed some of our temporary labor borrowers to finance their business elsewhere, by December 31, 2002, our temporary labor loan business was down significantly. We are not actively seeking new temporary labor loan business, and as a result, we expect the revenues generated from temporary labor loans in future periods will decrease.  Of the $413,768 balance of temporary labor loans outstanding on December 31, 2002, $54,961 was paid off and not renewed in the first quarter of 2003, and we understand that Everyday Staffing (accounting for $358,807 of the temporary labor loans outstanding) is currently seeking alternative financing.  We anticipate that we will be completely out of the temporary labor loan business by the end of 2003.

In 2002, we also generated $61,966 in interest and investment income, compared to $12,543 in the year ended December 31, 2001.  The increase is due primarily to the closing of our public offering in April, 2002. The public offering provided net offering proceeds of $1,500,049. This additional capital was invested in interest bearing accounts or used for line of credit loans that generated interest income for the company.  We expect that interest income will show additional growth in 2003 to reflect the investment of our capital base for a full year compared to the partial year in 2002.

In the year ended December 31, 2002, we generated $35,000 in accounting fee and other income compared to $14,522 in 2001.  Most of this revenue category is derived from accounting fee service income ($29,000 in 2002, and $11,000 in 2001).  The increase in accounting fee income in 2002 resulted from providing accounting services to additional temporary labor businesses and Genesis Financial, Inc.  Toward the end of 2002, and coincident with the reduction in our temporary labor accounts receivable financing business, we saw a reduction in the number of accounting services customers.  As a result, we expect this revenue category to decline in 2003.  In addition to the accounting fees in this revenue category, we also received rental income of $6,000 in 2002 and $3,500 in 2001 from the President of the Company for office space that he uses in our present facility.  We discontinued the office rental arrangement in January 2003, and no additional office rental income is being collected in 2003.

                In 2002, we invested in a newly formed business, Genesis Financial, Inc.  Genesis purchases and resells seller financed real estate receivable contracts.  As a result of our investment, Genesis presents us with investment opportunities from time to time.  In the third quarter, 2002, we entered into a joint venture with Genesis on the purchase of a real estate contract for commercial property in California.  The contract obligor paid off the contract obligation early to take advantage of an early payoff discount that we offered, and as a result, we realized revenues of $107,500 from our interest in the joint venture.  We also generated consulting fees from Genesis of $17,500 in 2002, for financial consulting services we provide to Genesis.  The $125,000 total of consulting and joint venture fees is a new revenue category in 2002 that is directly attributable to our investment in Genesis.  We expect this category to grow significantly in 2003 and beyond as we focus our business development efforts on joint ventures with and providing services to Genesis.

                Overall, TFS generated gross revenues of $340,011 in 2002, compared to $83,563 in 2001.

                Operating Expenses.  Operating expenses totaled $369,189 in 2002 compared to $178,065 in 2001.  In 2001, in anticipation of a rapid increase in our temporary labor accounts receivable financing business, we added staff and infrastructure to deal with the expected increase in workloads.  When the expected growth did not occur in the expected timeframe, we found that we were overstaffed and that our facilities were larger than needed.  With the reevaluation of or business and the redirection to seller financed real estate receivables contracts, our physical plant and infrastructure costs are out of line with our revenue levels.  We have reduced our staff count to two, and we are closely monitoring expense levels through the transition period.  As our business model and future direction continue to develop, we will reassess our needs and staff accordingly.

We incurred compensation expense of $167,754 in 2002, compared to $29,756 in 2001.  The significant increase was the result of increases in staffing in 2002.  We expect compensation expense will be our largest operating expense in 2003.

We incurred $41,790 in interest expense in 2002.  This amount was paid to a related party for amounts we borrowed in 2002 to increase our available capital to match demand from our borrowers.  The addition of the line of credit commitment to Genesis and the demand for temporary labor loans in mid summer exceeded our ability to fund from our existing capital base.

Prior to this need, we had arranged for back up financing from the related party, and we used the back-up financing to cover the temporary shortfall in funds available.

                Included in the operating expense totals is approximately $69,405 in legal and professional expenses.  $6,300 of this amount is legal costs and expenses relating to litigation filed against the Company by Labor Ready near the end of 2002.  We are vigorously defending the action and believe that the lawsuit is without legal or factual basis.  Until the matter is resolved, we will continue to incur legal expenses and costs for this litigation.  The ongoing litigation costs could have a significant negative impact on our results from operations in the coming periods.  In addition to the litigation costs, we paid consulting fees to an officer/director in the amount of $45,219 in 2002, and $68,289 in 2001.  The officer/director was hired as an employee in April 2002, and the company does not anticipate payment of consulting fees to this individual in future periods.

                Loss from Operations.  We incurred loss from operations of $29,178 in 2002, compared to loss from operations of $94,502 in 2001.  We believe that the losses incurred to date are in line with our current business plan.  We expect that earnings from our equity investment in Genesis will have a positive impact on our earnings in future periods.  We also expect to generate significant joint venture and consulting fees from activities relating to Genesis’ business.  We are now starting to invest in real estate contract receivables and this may also generate significant investment income in coming periods.  We will continue to monitor progress and will adjust our business plan to address any operational issues as they arise.  The sale of our interests in Staffing on Demand and Valustaff allows more time to focus on our real estate and related lending activities where the bulk of our operating cash flows will be generated in future periods.

Other Expense.

Loss from sale of affiliates.  Near the end of the second quarter, 2002, the Company recognized a need to restructure its interests in minority owned temporary labor offices.  The minority interests were not generating the desired returns and long distance participation in the management of the temporary labor offices was diverting management attention from more profitable ventures.  As a result, on September 30, 2002, we sold our interests in the Minnesota and Nebraska temporary labor operations to a newly formed limited liability company owned by two of our officer/directors as part of a shareholder approved plan to allow management to focus the seller financed real estate contract receivable business.

The sale of our interests in the Minnesota and Nebraska temporary labor businesses resulted in an aggregate loss of $23,673 for the year ended December 31, 2002.    While we recognized this loss on the sale of our interests in Minnesota and Nebraska, we believe that the sale was necessary and will, in the long run, benefit the business by eliminating an unprofitable distraction.

                Equity in Losses of Affiliates.  We currently own approximately 45% of Genesis Financial, Inc.  We account for our investment under the equity method of accounting and report our pro rata share of Genesis’ net income or loss in the period in which the income or loss is reported by Genesis.  For the period from January 24, 2002 (Genesis’ inception) through December 31, 2002, Genesis generated gross revenues of $2,473,198 against cost of sales of $2,160,623 for an operating margin of $312,575 or 12.6%.  Selling, general and administrative expenses totaling $380,751 produced a net loss of $68,176 for the year. For the year ended

December 31, 2002, we recorded a loss of $31,715 against our investment in Genesis.  We are focusing much of our business development efforts on growing Genesis business and expect that Genesis will continue to grow in 2003.

Liquidity and Capital Resources.

                At December 31, 2002, we have loans to temporary labor businesses outstanding in the amount of $413,768 and a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $1,055,525.   We expect the amount of funds loaned to temporary labor businesses to decrease in 2003, and the amount of funds loaned to Genesis to increase in 2003.  The Genesis secured warehousing line of credit bears interest at the Sterling Savings Bank (Spokane, Washington) prime rate plus two percent (currently 6.25%).  We are now in the process of renegotiating the line of credit and expect to see an increase in the rate to 8% plus approximately 1% in fees.  The line expires August 15, 2003, but we are targeting a new agreement to replace the existing line and hope to have the agreement signed on or about April 1, 2003.

                At December 31, 2002, cash and cash equivalents amounted to $547,210, we were holding securities available for sale of $80,600, and the balance available on our line of credit with an officer and director amounted to approximately $950,000.  We will continue to monitor our needs for capital to loan and will attempt to match availability with demand.  At this time, our existing cash position and our availability under the line of credit are sufficient to support our anticipated business operations for the next twelve to eighteen months.

On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc.  The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business.  The complaint contains a number of inaccurate allegations, and we believe the claims are without foundation in law or fact.  We intend to vigorously defend the action.  We cannot be certain that we will prevail on this litigation nor can we be certain of the time frame for resolution.  The cost of litigation may be a serious drain on corporate resources for some time to come.  We also believe that, so long as the litigation is pending, it will impact our ability to obtain future funding for Genesis and TFS.  This could significantly impact the earnings and liquidity positions of both Genesis and TFS in coming periods.

                Pending use of free cash for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

Part II, Item 7.  Financial Statements.

TEMPORARY FINANCIAL SERVICES, INC.

Consolidated Financial Statements and

Independent Auditors’ Report

December 31, 2002 and 2001

Temporary Financial Services, Inc.

INDEPENDENT AUDITORS’ REPORT

Board of Directors

Temporary Financial Services, Inc. and Subsidiary

Spokane, Washington

We have audited the accompanying consolidated balance sheets of Temporary Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Temporary Financial Services, Inc. and Subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ LeMASTER & DANIELS PLLC
Certified Public Accountants

Spokane, Washington

March 7, 2003

Temporary Financial Services, Inc.
Consolidated Balance Sheets

	December 31,
	2002	2001
Assets
CURRENT ASSETS:
Cash and cash equivalents	$547,210	$262,072
Securities available for sale	80,600	—
Accounts receivable	13,452	40
Prepaid expenses	1,877	—
Deferred offering costs	—	56,218
Loans receivable:
Affiliates	1,055,525	110,872
Others	413,768	295,209
Total current assets	2,112,432	724,411

OTHER ASSETS:
Investment in affiliated company	618,635	1,705
Investment in real estate contracts receivable	90,250	—
Total other assets	708,885	1,705

FURNITURE & EQUIPMENT, less accumulated
depreciation of $7,114 and $1,983, respectively	29,173	23,535
	$2,850,490	$749,651
Liabilities and Stockholders’ Equity

CURRENT LIABILITIES:
Line of credit, officer/stockholder	$542,425	$100,959
Accounts payable	4,914	10,474
Accrued expenses	3,338	3,888
Total current liabilities	550,677	115,321

CONTINGENCIES

STOCKHOLDERS’ EQUITY
Common stock — 100,000,000 shares, $0.001 par value, authorized;
737,280 and 350,000 shares, respectively, issued and outstanding	737	350
Preferred stock — 5,000,000 shares, $0.001 par value, authorized;
none issued	—	—
Additional paid-in capital	2,499,312	749,650
Retained earnings (deficit)	(200,236)	(115,670)
Total stockholders’ equity	2,299,813	634,330

	$2,850,490	$749,651
See accompanying notes to financial statements.

Temporary Financial Services, Inc.
Consolidated Statements of Income

	Year Ended December 31,
	2002	2001
REVENUE:
Loan and related fees:
Affiliates	$93,185	$21,640
Other	24,860	34,858
Consulting and joint venture fees	125,000
Interest and investment income	61,966	12,543
Accounting fees and other income	35,000	14,522
	340,011	83,563
OPERATING EXPENSES:
Compensation and related expenses	167,754	29,756
Rent	15,338	10,894
Legal and professional	69,405	82,033
Interest expense — related party	41,790	—
Office expense	22,884	31,941
Other expense	52,018	23,441
	369,189	178,065
LOSS FROM OPERATIONS )	(29,178)	(94,502)

OTHER EXPENSE
Losses on sale of affiliates	(23,673)	—
Equity in losses of affiliates )	(31,715)	(21,545)
	(55,388)	(21,545)

LOSS BEFORE INCOME TAXES )	(84,566)	(116,047

INCOME TAX BENEFIT	—	100

NET LOSS	$(84,566)	$(115,947)

BASIC LOSS PER SHARE	$(0.13)	$(0.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	640,000	350,000

See accompanying notes to financial statements.

Temporary Financial Services, Inc.
				Years Ended December 31,
Consolidated Statements of Stockholders’ Equity					2002 and 2001

				Notes
		Additional	Common	Receivable	Retained
	Common	Paid-in	Stock	for Stock	Earnings
	Stock	Capital	Subscribed	Purchase	(Deficit)	Total

BALANCES, DECEMBER 31, 2000	$310	$629,690	$120,000	$(75,000)	$277	$675,277

ADD (DEDUCT):
Issuance of common stock subscribed	40	119,960	(120,000)	—	—	—
Collection of note receivable for
stock purchase	—	—	—	75,000	—	75,000
Net loss for the year	—	—	—	—	(115,947)	(115,947)

BALANCES, DECEMBER 31, 2001	350	749,650	—	—	(115,670)	634,330

Common stock issued for cash:
337,280 shares in an initial public
offering at $5.00 per share, net
of offering expenses	337	1,499,712	—	—	—	1,500,049
Exchange of 50,000 shares of
common stock for 250,000 shares
of Genesis Financial, Inc.	50	249,950	—	—	—	250,000

Net loss for the year	—	—	—	—	(84,566)	(84,566)

BALANCES, DECEMBER 31, 2002	$737	$2,499,312	$—	$—	$(200,236)	$2,299,813

See accompanying notes to financial statements.

Temporary Financial Services, Inc.
Consolidated Statements of Cash Flows
	Year Ended December 31,
Increase (Decrease) in Cash and Cash Equivalents	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(84,566)	$(115,947)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation	5,131	1,983
Equity losses in affiliates	31,715	21,545
Loss from sale of affiliates	23,673	—
Decrease (increase) in accounts receivables	(15,289)	760
Decrease (increase) in deferred offering costs	56,218	(47,275)
Increase (decrease) in accounts payable	(5,560)	10,374
Increase (decrease) in accrued expenses	(550)	3,288
Decrease in income taxes payable	—	(100)
Total adjustments	95,338	(9,425)
Net cash provided by (used in) operating activities	10,772	(125,372)

CASH FLOWS FROM INVESTING ACTIVITIES
Investment in affiliates	(491,100)	(23,250)
Proceeds from sale of affiliates	68,782	—
Increase in loans receivable, net	(1,063,212)	(406,081)
Increase in investments in real estate contracts	(90,250)	—
Purchase of securities available for sale	(80,600)	—
Additions to furniture and equipment	(10,769)	(25,518)
Net cash used in investing activities	(1,667,149)	(454,849)

CASH FLOWS FROM FINANCING ACTIVITIES
Collection of stock subscriptions	—	120,000
Collection of note receivable, stock purchase	—	75,000
Proceeds from line of credit, net	441,466	100,959
Sales of stock for cash	1,500,049	—
Net cash from financing activities	1,941,515	295,959

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	285,138	(284,262)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	262,072	546,334
CASH AND CASH EQUIVALENTS, END OF PERIOD	$547,210	$262,072

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Exchange of 50,000 shares of common stock for
250,000 shares of Genesis Financial, Inc. common	$250,000	$—
Cash payments of interest	$40,764	$959

See accompanying notes to financial statements.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000, and its wholly-owned subsidiary, Temps Unlimited, Incorporated, which was incorporated in Washington State on October 31, 2000 (collectively referred to herein as the Company).  Both companies have established their fiscal year end to be December 31.  The Company’s operations consist of two segments: financing and other services for the temporary employment services industry and financing the purchase of real estate contracts receivable through an affiliated business.

During the year ended December 31, 2002, the Company sold its minority interests in two temporary staffing businesses, and is no longer engaged in this segment of business.

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

Cash and cash equivalents — Such assets consist of demand deposits, including interest-bearing money market accounts, held in three banks.

Securities available for sale — Investments in equity securities available for sale are stated at cost, which approximates fair value.

Deferred stock offering costs — Legal and other fees and costs incurred in connection with the Company’s initial public stock offering were deferred in the year ended December 31, 2001.  The initial public offering closed in April, 2002, and the costs incurred in connection with the offering, were deducted from the offering proceeds and reduced additional paid-in capital.

Contracts receivable held for sale — Real estate contracts held for resale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or market value.  Gains or losses on sales are recognized for financial reporting and income tax purposes at the time of sale.  Interest on these receivables is included in interest income during the period held for resale.

Office furniture and equipment — Office furniture and equipment are stated at cost.  Depreciation is computed using the straight-line method over an estimated useful life of seven years.

NOTE 1 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                                  (continued):

Revenue recognition - The Company generates revenues from loan fees, loan administration fees, fee based accounting services, and joint venture and consulting services.  The Company recognizes loan fees at the time the loan amounts are advanced to borrowers.  Loan administration fees are set at a weekly fixed amount and are recognized as earned at the end of the week to which the loan administration fee applies. Loan advances are typically made on a weekly basis to temporary staffing borrowers, and the amount of the advance is netted against the applicable loan fees and loan administration fees.  Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

Joint venture revenues result from the Company’s participation in real estate contract receivable purchases.  After holding the interest in the joint venture contract for a relatively short period, the contract is sold and the Company’s gain is determined by the excess of the sale price over the cost basis of the contract.  Joint venture contract revenues are recognized when the related contract is sold.  Consulting fees are recognized when billed for services provided to affiliated companies.

Allowance for loan losses — The Company provides for estimated loan losses on loans receivable at a level which, in management’s opinion, is adequate to absorb credit losses on such loans.  The amount of the allowance is based on management’s evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans.  At December 31, 2002 and 2001, management determined that no allowance for loan losses was necessary.

Investments in affiliates — The Company’s minority investments in affiliated limited liability companies are reported using the equity method.  The Company’s share of earnings and losses of the affiliates are reported as income or expense in the period in which the earnings or losses are incurred.  In 2002, the Company sold its interests in its temporary staffing businesses, and at December 31, 2002, the only affiliated business being reported using the equity method was the investment in Genesis Financial, Inc., the affiliated business engaged in purchasing and selling real estate receivable contracts.

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

Earnings per share — Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the years presented.  Common shares issuable upon exercise of warrants (Note 6) have not been included in the calculation because their inclusion would be antidilutive.

NOTE 2 — RELATED-PARTY TRANSACTIONS:

From June 1, 2001 through December 31, 2002, the Company provided an officer/stockholder with office space and support under an informal arrangement at the rate of $500 per month.  This arrangement was discontinued as of December 31, 2002.  Such rental income totaled $6,000 in 2002 and $3,500 in 2001.

Interest income of $760 in 2001 relating to notes receivable from stock purchases by officers/directors and a consultant, was accrued through December 31, 2001.

During 2002 and 2001, the Company purchased professional services of an officer/director at a cost of $45,219 and $68,289, respectively.

As discussed in note 3, the Company had loans receivable from affiliates totaling $1,055,525 at December 31, 2002.

At December 31, 2002, the Company had a $1,500,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $40,764 was incurred in 2002.

NOTE 3 — LOANS RECEIVABLE:

The Company provides short-term financing for temporary staffing businesses and an affiliated business engaged in purchasing and selling real estate receivable contracts.

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower’s accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate.  Lending criteria established to minimize credit risk include, among other things, assessment of the operators capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants.  For the year ended December 31, 2002, the Company incurred no loan losses and there were no impaired loans outstanding at December 31, 2002.

Financing provided to the Company’s affiliated real estate contract receivable borrower is made against a secured warehousing line of credit agreement.  The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the contract receivable agreements and appraisals to maintain a comfort level regarding adequacy of the borrower’s collateral base.  For the year ended December 31, 2002, the Company incurred no loan losses and there were no impaired loans outstanding at December 31, 2002.

At December 31, 2002, the Company had no outstanding commitments for undisbursed loans.

NOTE 4 — INVESTMENTS IN AFFILIATES:

In 2001, the Company, through its wholly owned subsidiary, Temps Unlimited, Incorporated, made minority (18%) investments in two start-up temporary labor dispatch offices.  The two companies, Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and Temps Unlimited of Nebraska, LLC, doing business as ValuStaff, were formed as limited liability companies.  During 2002, the Company sold its interests in both temporary staffing, and recognized an aggregate loss on sale of $23,673.  As of December 31, 2002, the Company no longer holds any interest in temporary staffing businesses.

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts.  The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share.  The convertible debt was converted in 2002.  The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis Financial, Inc. common stock with a fair value of $250,000.  As a result of these transactions, at December 31, 2002, the Company owns 1,000,000 (45%) of the total outstanding stock of Genesis Financial, Inc.  The investment in Genesis is reported on the equity method of accounting, and during 2002, the Company recorded a loss of $31,715 from its investment in Genesis.

The carrying value of the investment in Genesis Financial, Inc. at December 31, 2002, exceeded by approximately $220,000, the Company’s share in Genesis’ net assets.  This excess has been deemed to be equivalent to goodwill.  As required by Statement of Financial Accounting Standards No. 142, goodwill is not amortized and is annually evaluated for impairment.  Such evaluation did not result in an impairment at December 31, 2002. See Note 9.

Condensed financial information about Genesis as of and for the period from January 24, 2002 (inception) through December 31, 2002, follows:

Assets:
Cash	$344,204
Inventory of contracts	1,320,883
Other current assets	10,792
Investment in Temporary Financial Services, Inc.	250,000
Other assets	12,864
Total assets	$1,938,843

Liabilities:
Line of credit, Temporary Financial Services, Inc.	$1,055,525
Accrued expenses	17,594
Total liabilities	1,073,119
Stockholders’ equity	865,724
Total liabilities and stockholders’ equity	$1,938,843

Revenues	$2,473,198
Gross profit	312,575
Expenses	380,751
Net loss	(68,176)

NOTE 5 — LINE OF CREDIT:

At December 31, 2002 and 2001, the Company had outstanding balances of $542,425 and $100,959, respectively, payable against a $1,500,000 line-of-credit with an officer/stockholder.  The line-of-credit is unsecured and bears interest at 8%.  The line-of-credit agreement expires on August 15, 2003 and any outstanding balance is due on that date.

At December 31, 2002, the Company was owed $1,055,525 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. and is personally guaranteed by two principals of the borrower.  The line of credit bears interest at the rate of 2% over the Sterling Savings Bank prime rate and was 6.25% at December 31, 2002.  The line of credit was originally due to expire on February 15, 2003, but was extended on the same terms for six months through August 15, 2003.  The Company is currently discussing renewal terms with Genesis, and currently expects to renew the line of credit through 2004 at a rate of 8% per annum plus a 1% origination fee.  As of December 31, 2002, the Company has not established any reserve for losses on its line of credit with Genesis as no loss is expected.

NOTE 6 — CAPITAL STOCK:

Through December 31, 2002, the Company completed two unregistered private placements of common stock, an initial public offering and distributed 50,000 shares of its common stock in exchange for 250,000 shares of Genesis Financial, Inc.  These transactions are discussed below.

Private Placements:

A total of 250,000 shares were subscribed and payment in full had been received by December 31, 2001.  The gross proceeds from the private placements totaled $650,000.

Preferred Stock:

Shares of the Company’s authorized but unissued preferred stock, if issued, are entitled preference over common shares in distribution of assets upon the Company’s liquidation or dissolution.  Preferred shares have no stated dividend rate.

Public Stock Offering:

Effective January 9, 2002, the Company initiated an initial public offering of up to 800,000 shares (200,000 share minimum) of its common stock at $5 per share.  The Company filed a registration statement with the Securities and Exchange Commission in connection with the offering, and the Prospectus set out an offering termination date of March 31, 2002.  In connection with the registration, the Company entered into an underwriting agreement with Public Securities of Spokane, Washington on a 200,000 share “best efforts, all or none” basis, with an additional 600,000 shares on a “best efforts” basis.  The Company agreed to pay the Underwriter a 10% commission on sales, except for sales to existing stockholders, and a 1% non-accountable expense allowance.  The Underwriter also received one common stock warrant for each ten shares of stock sold in the public offering.  The Warrants and underlying shares were registered and entitle the Underwriter to purchase the stock covered by the warrants at $7 per share beginning one year after the effective date of the offering for a five year period.

As of the offering termination date of March 31, 2002, the Company had sold 337,280 shares in the public offering raising gross offering proceeds of $1,686,400.  After payment of offering expenses and underwriters’ commissions, the Company netted $1,500,049 from the public offering.  No warrants have been exercised through December 31, 2002.

Exchange of Stock with Genesis.

In conjunction with the Company’s investment in Genesis Financial, Inc. (see Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock.  The Genesis common shares are restricted securities and were acquired for investment purposes.

NOTE 7 — INCOME TAX:

The Company generated a tax-basis net operating loss of approximately $85,000 for the year ended December 31, 2002, and aggregate losses since inception of approximately $200,000.  These losses are available for carryover to offset future taxable income through 2022.

At December 31, 2002 and 2001, the Company had a deferred tax asset of $50,000 and $30,000, respectively.   The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit.  For the years ended December 31, 2002 and 2001, the income tax benefit differed from the expected amounts of $29,000 and $39,000, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 — OPERATING LEASES:

In June, 2001, the Company entered into an operating lease of its office premises.  Also in 2001, the Company leased certain office equipment under an operating lease agreement.  Following are the future commitments under the leases as of December 31, 2002:

                                2003                                                                                                                             17,000

                                2004                                                                                                                               8,000

NOTE 9 — SUBSEQUENT EVENT:

On February 19, 2003, Genesis Financial, Inc. filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission to register its securities for distribution to the public.  At the request of management of Temporary Financial Services, Inc., the Genesis registration statement includes 737,280 shares of Genesis common stock that is currently owned by Temporary Financial Services, Inc.  It is the intention of management to distribute the 737,280 shares of Genesis common stock being registered to shareholders of Temporary Financial Services, Inc. in a spin-off distribution.  Each shareholder of Temporary Financial Services, Inc. would receive one share of Genesis common stock in the distribution for each one share of Temporary Financial Services, Inc. common stock held at the record date for the distribution.  Upon completion of the spin-off distribution, Temporary Financial Services, Inc. will then own 262,720 shares (12%) of Genesis common stock.

NOTE 10 — LITIGATION:

On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc.  The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business and seeks injunctions prohibiting actionable conduct and unspecified damages.  Management has indicated its belief that the complaint contains a number of inaccurate allegations, and that the claims are without foundation in law or fact.  The Company is vigorously defending the action but the expected outcome cannot be determined at this time and accordingly, no provision has been made at December 31, 2002 for losses, if any, that could result from the litigation.  The cost of litigation will continue to be a drain on corporate resources until the matter is resolved.

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

FORM 10-KSB

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The following sets forth information concerning our Management and key personnel:

                John R. Coghlan, age 59, is President of the Company and serves as Chairman of the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts.  Coghlan Family Corporation is 100 % owned by the Coghlan Family LLC.  John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement.  The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan’s children and grand children.

                Brad E. Herr, age 48, is Secretary, Chief Operating Officer and a Director. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. From 1993 through 1996, Mr. Herr practiced law in the firm of Brad E. Herr, P.S.  In June 1996, Mr. Herr joined AC Data Systems, Inc. (AC Data) in Post Falls, Idaho.  While at AC Data Systems, Mr. Herr held the position of Director of Finance from 1996 through 1998, and Vice-President - Business Development from 1998 through June, 2001.  AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

                In June, 2001, Mr. Herr left employment at AC Data Systems to pursue other business opportunities.  From June, 2001 through March, 2002, Mr. Herr was employed by Brad E. Herr, P.S., a professional services corporation that he owns.  Brad E. Herr, P.S., during this period, provided professional services to Temporary Financial Services, Inc., Temps Unlimited, Inc., and other business clients.  In April, 2002, Mr. Herr was hired by the Company as Chief Operating Officer, and is now employed full time by the Company.  Mr. Herr also serves as Principal Financial Officer of the Company.

                Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana.

                Kristie L. Jesmore, age 51, is Treasurer for the Company.  Ms. Jesmore graduated from Eastern Washington University in 1982 with a Bachelor of Science Degree in Business

Administration.   From 1987 through September, 2000, Ms. Jesmore was self-employed providing accounting and administrative services for small businesses.  On September 19, 2000, Ms. Jesmore began working with Coghlan Family Corporation and John Coghlan on Mr. Coghlan’s investment and other business interests, including Temporary Financial Services, Inc.

Michael A. Kirk, age 51, is a Director.  Mr. Kirk was elected to the Board at the annual shareholder’s meeting held on August 1, 2002, and has served in that capacity since his election.

Mr. Kirk is President and a Director of Genesis Financial, Inc., a company organized in January, 2002 to buy and sell seller financed real estate contracts.  The Company owns a 45% equity interest in Genesis.  Prior to founding Genesis, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. (“Metropolitan”).  In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate receivable acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan’s fiscal year ending in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years.  During his tenure with Metropolitan, Mr. Kirk was personally responsible for moving the company from a retail focus to the wholesale markets, and increasing production ranging between 20% and 55% annually 5 years in a row.  He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan.  He also coordinated Metropolitan’s securitization business.

Mr. Kirk was a Founding Director of the National Association of Settlement Purchasers; served as an Advisor to the National Association of Private Mortgage Purchasers; was voted one of the “Pioneers of the Cash Flow Industry” by a cash flow industry trade publication; received an Honorary Doctorate of Presentations, presented by the Benscheidt Communications Group; and has been a past Keynote Speaker at American Cash Flow Association and the Noteworthy Organization annual conventions.

Independent Directors.

                In registering the Company’s shares for its initial public offering, the Securities Administrators of several states required that the Company agree to maintain a minimum of two independent directors of the Company.  For this purpose, independent directors are individuals that do not have an employment, significant business, or ownership relationship with the Company.  Maintaining at least two independent directors will provide an independent source for evaluating and approving or disapproving transactions that may involve the inside officers and directors.  We consider individuals owning less than 5% of the outstanding shares following completion of this offering to be independent provided they are not employees and do not have some other business relationship with us that could affect their independence.

                Effective December 31, 2002, one of the independent directors, Mr. Greg Lipsker, resigned.  As a result of Mr. Lipsker’s resignation, the Company currently has only one independent director.  Efforts are underway to fill the vacancy left by Mr. Lipsker’s resignation, and the Company expects that it will have a second independent director identified in time for the annual shareholders meeting to be held in May, 2003.

                C. Eugene Olsen, age 61, accepted a position as an independent Director of the Company in October, 2001.  Mr. Olsen has over fifteen years experience in public accounting, with seven years as a partner in the Spokane, Washington office of an international CPA firm.  From 1995 through 2002, Mr. Olsen has served as Chief Financial Officer for Dellen Wood Products, Inc. in Spokane Washington.  In 2002, Mr. Olsen was employed as President of AC Data Systems, Inc.  Mr. Olsen also participates in other business ventures for his own account from time-to-time.

Mr. Olsen received a Bachelor of Science Degree in Business from the University of Idaho, and holds Certified Public Accountant certificates in Washington and Montana.  He has been active in the Washington and Montana Societies of CPAs, and has served as chairman and is a past president of the Spokane Chapter of Washington Society of CPAs.

Compliance with Section 16(a ) of the Exchange Act.

The Company is not currently subject to the reporting requirements of Section 12(b) or 12(g) of the Exchange Act.  As a result, compliance with Section 16(a) of the Exchange Act is not required of the executive officers and directors of the Company.

Transactions with Affiliates and Conflicts of Interest.

                In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action.  We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter.  We believe that the requirement for approval of affiliated transactions by disinterested independent directors will assure that all activities of the Company are in the best interest of the Company and its shareholders.  As noted above, the Company currently has only one independent director.  Pending election of a second independent board member, the Company will submit transactions (if any) with affiliates to Mr. Olsen for his approval.

                We intend to consider investment in other businesses from time to time.  When presented with an investment opportunity, we may decline the investment because of the timing, other commitments, size, suitability standards, or any number of other sound business reasons.  In such circumstances, it is possible that some or all of our officers and directors may choose to make the investment from personal funds.  In order to fulfill their fiduciary responsibilities to the Company and our shareholders, each officer and director is aware that he or she must make business opportunities that are consistent with our business plan available to the company first.  If we decline to participate, the individual officers and directors may then participate individually.  Beyond the obligation to present opportunities to the Company first, there are no restrictions on participation in business opportunities by our officers and directors.

The Company expects to establish an audit committee and adopt a code of ethics for its executive officers at the annual shareholders’ meeting to be held in May, 2003.

Item 10. Executive Compensation.

The following table sets forth summary information regarding all compensation earned by our Chief Operating Officer during the years ended December 31, 2002 and 2001.  No other person earned more than $100,000 during this period.

Name and Principal Position	Year	Salary	Other Compensation (1)	Total Compensation
Brad E. Herr, COO	2002	$78,955	$45,219	$124,174
	2001	$0	$68,289	$68,289

Note (1):                        Other compensation amounts were paid to Brad E.  Herr, P.S., a professional services corporation solely owned by Brad E. Herr for professional services provided to the company from May 1, 2001 through March 31, 2002.  On April 1, 2002, Mr. Herr was employed by the Company at a salary of $9,000 per month.  No “other compensation” amounts have been paid to Mr. Herr since he was employed by the Company on a full time basis.

John Coghlan, President, is not currently compensated by the Company for his activities on our behalf.

At this time, our directors receive no annual compensation or attendance fees for serving as directors. Reasonable directors’ fees may be established for attendance at meetings in the future.  The Company does not anticipate payment to officers for serving in that capacity, although corporate officers may also serve and will be compensated as employees when appropriate.   The Company does not currently provide any employees with any form of benefits other than cash compensation, normal payroll tax benefits, and health insurance.  No stock compensation plans have been adopted by the Company.

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

Security Ownership of Non-Management Owners.   The following table sets forth information about those persons or entities, excluding Management, that we know own more than 5% of any class of our voting Shares on December 31, 2002:

		% of Class
Name	Number of Shares	at 12-31-02
Genesis Financial, Inc.	50,000	6.8%
200 N. Mullan Road, Suite 213
Spokane, WA 99206
Dwight Enget	45,000	6.1%
200 N. Mullan Road, Suite 213
Spokane, WA 99206

Security Ownership of Management.  The following table sets forth information concerning the ownership of our Common Shares by all directors and all directors and officers as a group as of December 31, 2002.   The number of shares attributed to John Coghlan includes 10,000 shares owned by Coghlan Family LLC and 10,000 shares owned by Coghlan Family Corporation.  The number of shares attributed to Brad Herr includes 37,500 shares held in the Brad E. Herr IRA Account.  The shares attributed to Michael A. Kirk are legally owned by Genesis Financial, Inc., a corporation of which Mr. Kirk is President and Director, and Mr. Herr is Secretary and Directors.

		% of Class
Name	Number of Shares	at 12-31-01

John R. Coghlan	268,000	36.4%
200 N. Mullan, Suite 213
Spokane, WA 99206
Brad E. Herr	56,250	7.6%
200 N. Mullan, Suite 213
Spokane, WA 99206
Michael A. Kirk	50,000	6.8%
200 N. Mullan, Suite 213
Spokane, WA 99206

All Officers and Directors	374,250	50.8%
as a group

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

                The initial capitalization of the company was derived from a private placement of 100,000 shares of common stock sold to officers and directors (the founders’ shares) at an offering price of $1.00 per share.  In that offering, John Coghlan, Brad Herr, Kristie Jesmore, and Dwight Enget each purchased 25,000 shares in exchange for $6,250 cash and a promissory note for $18,750 payable in three annual installments of $6,250 each.  The promissory notes were paid in full on June 26, 2001 and full payment for the founders’ shares has now been received by the Company.   At the same time that we were conducting the offering of founders’ shares, we also offered 50,000 shares to unaffiliated investors at $1.00 per share payable in cash at the time of investment.  This offering was fully subscribed in November, 2000.

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

                Following incorporation and initial funding of the business, we operated out of offices provided by Mr. Coghlan and reimbursed Mr. Coghlan $200 per month for use of his facilities and office equipment.  On June 1, 2001, we rented office space located at 200 N. Mullan, Suite 213, Spokane, Washington and Mr. Coghlan shared our office space from June 1, 2001 through December 31, 2002.  Mr. Coghlan reimbursed the company for his use of our space at the rate of $500 per month through December 31, 2002.  The Company collected $6,000 in 2002 and $3,500 in 2001 from Mr. Coghlan under this arrangement.  The amounts of rent we paid Mr. Coghlan prior to June 1, 2001, and the amounts of rent received from Mr. Coghlan in 2001 and 2002 for his personal use of our facilities, are considered fair value for the facilities provided.  The rent arrangement with Mr. Coghlan was discontinued in January, 2003.

From January 1, 2002 through March 31, 2002, Brad E. Herr, P.S., a professional service corporation owned by Brad E. Herr, provided professional services to the Company..  Mr. Herr was paid on an hourly basis at that rate of $60 per hour for hours actually spent on our business. The compensation paid to Mr. Herr in 2001 and 2002 under this arrangement is reflected in Item 10, above.

Near the end of the second quarter, 2002, the Company recognized a need to restructure its interests in minority owned temporary labor offices.  The minority interests were not generating the desired returns and long distance participation in the management of the temporary labor offices was diverting management attention from more profitable ventures.  After considering the alternatives, we elected to sell our interests in the Minnesota and Nebraska temporary labor operations.  We presented our plan to sell our interests to our shareholders at the annual shareholders meeting held on August 1, 2002, and the plan was approved by the shareholders.

The interests were sold to Rule 1-4 LLC, a limited liability company owned by John R. Coghlan and Brad E. Herr.  Rule 1-4 LLC paid Temps Unlimited, Inc. $68,782 to complete the transaction.  $33,000 was paid for the interest in Temps Unlimited of Nebraska LLC, resulting in a gain on the Nebraska sale of $10,126.  $35,783 was paid for the interest in Temps Unlimited of Minnesota LLC, resulting in a loss on the sale of $33,799.  In the aggregate, the Company reported a net loss on sale of these interests of $23,673.  We believe that the sale was necessary and will, in the long run, benefit the Company by eliminating an unprofitable distraction.  The sale to Rule 1-4 LLC on the terms described was considered fair in the circumstances.  Both the Minnesota and Nebraska businesses had significant levels of potentially uncollectible accounts, and if uncollectible, further losses and cash contribution requirements would potentially have been imposed on the Company.  Additionally, the Company was not prepared to monitor and manage the orderly liquidation of the businesses, choosing instead to focus on future positive business prospects.

Item 13.  Exhibits and Reports on Form 8-K

Exhibit Designation	Description	Reference
Item 601 (3)(i)	Articles of Incorporation	Note 1
Item 601 (3)(ii)	Bylaws	Note 1
Item 601 (4)	Instruments defining rights of security holders	Note 2
Item 601 (21)	Subsidiaries of Registrant	Exhibit 21
Item 601 (99)	Certification of Principal Executive Officer	Exhibit 99.1
Certification of Principal Financial and
	Accounting Officer	Exhibit 99.2

Note 1                                     Previously filed in the Company’s Form SB-2 Registration Statement, SEC File Number 333-60326, declared effective on January 8, 2002.

Note 2                                     The statement of rights of security holders is included in the Articles of Incorporation (see Item 601(3)(i) and Note 1).

SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/ John R. Coghlan	President	John R. Coghlan	March 28, 2003
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	Secretary	Brad E. Herr	March 28, 2003
Signature	Title	Printed Name	Date

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John R. Coghlan	Principal Executive Officer and Director	John R. Coghlan	March 28, 2003
Signature	Title	Printed Name	Date

Principal Financial and Accounting Officer and Director
/s/ Brad E. Herr		Brad E. Herr	March 28, 2003
Signature	Title	Printed Name	Date

/s/ Michael A. Kirk	Director	Michael A. Kirk	March 28, 2003
Signature	Title	Printed Name	Date

/s/ C. Eugene Olsen	Director	C. Eugene Olsen	March 28, 2003
Signature	Title	Printed Name	Date

CERTIFICATIONS

I, John R. Coghlan, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Temporary Financial Services, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ John R. Coghlan
John R. Coghlan, Chairman and President
(Principal Executive Officer)

CERTIFICATIONS

I, Brad E. Herr, certify that:

1.             I have reviewed this annual report on Form 10-KSB of Temporary Financial Services, Inc.;

2.                                       Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.                                       Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.                                       The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)                                        designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)                                       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)                                        presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.                                       The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)                                        all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)                                       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.                                       The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

/s/ Brad E. Herr
Brad E. Herr, COO
(Principal Financial and Accounting Officer)