Form 10QSB
period 2003-03-31
TEMPORARY FINANCIAL SERVICES INC
filed 2003-05-02
CIK 1140102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

 For the quarterly period ended MARCH 31, 2003
                                --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT
          For the transition period from _____________ to ___________.




                        Commission File Number: 333-60326


                       TEMPORARY FINANCIAL SERVICES, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Washington                                 91-2079472
-------------------------------------------------------------------------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

           200 North Mullan Road, Suite 213, Spokane, Washington 99206
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (509) 340-0273
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N.A.
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                                                          Yes [X]    No  [ ]


The number of shares of common stock outstanding on April 10, 2003 was: 737,280


Transitional Small Business Disclosure Format.            Yes [ ]    No  [X]



                                  10-QSB Page 1

                                   FORM 10-QSB
                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

TEMPORARY FINANCIAL SERVICES, INC. AND SUBSIDIARY
------------------------------------------------------------------------------


CONTENTS



                                                              PAGE
                                                              ----

Management Statement                                      10-QSB Page 3

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):

   Consolidated balance sheets                            10-QSB Page 4

   Consolidated statements of income                      10-QSB Page 5

   Consolidated statements of cash flows                  10-QSB Page 6

   Notes to consolidated financial statements             10-QSB Pages 7 - 12



                                  10-QSB Page 2

                              MANAGEMENT STATEMENT





         The accompanying (unaudited) consolidated balance sheets of Temporary Financial Services, Inc. and Subsidiary as of March 31, 2003 and December 31, 2002, and the related consolidated statements of income, and cash flows for the three month periods ended March 31, 2003 and 2002, were prepared by Management of the Company.

       The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2002, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
April 10, 2003




                                  10-QSB Page 3

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------


                                                                       March 31,    December 31,
                                                                      -----------  --------------
ASSETS                                                                   2003           2002
                                                                      -----------  --------------
                                                                      (Unaudited)
CURRENT ASSETS:
  Cash and cash equivalents                                           $  290,034   $     547,210
  Securities available for sale                                           80,600          80,600
  Accounts receivable                                                     13,601          13,452
  Prepaid Expenses                                                         1,877           1,877
  Loans receivable:
    Affiliates                                                         1,440,898       1,055,525
    Others                                                               155,271         413,768
                                                                      -----------  --------------
      Total current assets                                             1,982,281       2,112,432

OTHER ASSETS:
  Investment in affiliated company                                       626,865         618,635
  Investment in real estate contracts receivable                         965,000          90,250
                                                                      -----------  --------------
    Total Other Assets                                                 1,591,865         708,885

FURNITURE & EQUIPMENT, less accumulated
  depreciation of $8,648 and $7,114 , respectively                        27,639          29,173
                                                                      -----------  --------------
                                                                      $3,601,785   $   2,850,490
                                                                      ===========  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Line of credit, officer/stockholder                                 $1,304,997   $     542,425
  Accounts payable                                                         6,527           4,914
  Accrued expenses                                                         7,297           3,338
                                                                      -----------  --------------
    Total current liabilities                                          1,318,821         550,677
                                                                      -----------  --------------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares, $0.001 par value, authorized;
    737,280 shares issued and outstanding                                    737             737
  Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
    none issued                                                                -
  Additional paid-in capital                                           2,499,312       2,499,312
  Retained earnings (deficit)                                           (217,085)       (200,236)
                                                                      -----------  --------------
    Total stockholders' equity                                         2,282,964       2,299,813
                                                                      -----------  --------------

                                                                      $3,601,785   $   2,850,490
                                                                      ===========  ==============


See accompanying notes to unaudited consolidated financial statements.

                                  10-QSB Page 4

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
--------------------------------------------------------------------------------


                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                         2003        2002
                                                                       ---------  ----------
REVENUE:
  Loan and related fees:
    Affiliates                                                         $      -   $  12,084
    Other                                                                12,787      14,728
  Consulting and joint venture fees                                      21,150           -
  Interest and investment income                                         26,394       9,720
  Accounting fees and other income                                       11,000       5,500
                                                                       ---------  ----------
                                                                         71,331      42,032
                                                                       ---------  ----------
OPERATING EXPENSES:
  Advertising                                                               397       5,085
  Compensation and related expenses                                      37,279      20,659
  Rent                                                                    5,433       5,332
  Legal and professional                                                 27,373      42,335
  Interest expense - related party                                       12,702      10,326
  Office expense                                                          3,198       9,927
  Other expense                                                          10,028       8,344
                                                                       ---------  ----------
                                                                         96,410     102,008
                                                                       ---------  ----------
LOSS FROM OPERATIONS                                                    (25,079)    (59,976)

OTHER EXPENSE
  Equity in income (losses) of affiliates                                 8,230     (45,577)
                                                                       ---------  ----------

LOSS BEFORE INCOME TAXES                                                (16,849)   (105,553)

INCOME TAX BENEFIT                                                            -           -
                                                                       ---------  ----------

NET LOSS                                                               $(16,849)  $(105,553)
                                                                       =========  ==========

BASIC LOSS PER SHARE                                                   $  (0.02)  $   (0.28)
                                                                       =========  ==========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                              737,280     383,333
                                                                       =========  ==========



See accompanying notes to unaudited conolidated financial statements.


                                  10-QSB Page 5

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
INCREASE (DECREASE) IN CASH                                                 2003         2002
                                                                        ------------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $   (16,849)  $(105,553)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                            1,534         975
      Equity (income) losses in affiliates                                   (8,230)     45,577
      Decrease (increase) in accounts receivables                              (149)   (237,652)
      Decrease (increase) in deferred offering costs                              -      (8,036)
      Increase (decrease) in accounts payable                                 1,613      (8,644)
      Increase (decrease) in accrued expenses                                 3,959         480
                                                                        ------------  ----------
        Total adjustments                                                    (1,273)   (207,300)
                                                                        ------------  ----------
        Net cash provided (used) in operating activities                    (18,122)   (312,853)
                                                                        ------------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in affiliates                                                        -    (200,350)

  Increase in loans receivable, net                                        (126,876)          -
  Increase in investments in real estate contracts receivable              (874,750)          -
  Additions to furniture and equipment                                            -      (5,436)
                                                                        ------------  ----------
    Net cash used in investing activities                                (1,001,626)   (205,786)
                                                                        ------------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from line of credit, net                                         762,572     409,918
                                                                        ------------  ----------

NET DECREASE IN CASH                                                       (257,176)   (108,721)
CASH, BEGINNING OF PERIOD                                                   547,210     262,072
                                                                        ------------  ----------
CASH, END OF PERIOD                                                     $   290,034   $ 153,351
                                                                        ============  ==========



SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Exchange of 50,000 shares of common stock for
    250,000 shares of Genesis Financial, Inc. common.                   $         -   $ 250,000
                                                                        ============  ==========
  Cash payments of Interest                                             $    10,854   $     408
                                                                        ============  ==========


See accompanying notes to unaudited consolidated financial statements.
----------------------------------------------------------------------


                                  10-QSB Page 6

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
-------------------------------------------------------------------------------

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000, and its wholly-owned subsidiary, Temps Unlimited, Incorporated, which was incorporated in Washington State on October 31, 2000 (collectively referred to herein as the Company). Both companies have established their fiscal year end to be December 31. The Company's operations consist of three segments: the purchase of real estate contracts receivable for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry.

The Company previously owned minority interests in two temporary staffing businesses. During 2002, the Company sold its minority interests in the temporary staffing businesses, and is no longer engaged in this segment of business.

Summary of Significant Accounting Policies:

Principles of consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

Basis of Presentation - The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles and reflect all normal recurring adjustments which, in the opinion of Management of the Company, are necessary for a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2002, and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002, filed with the Securities and Exchange Commission.

Use of estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

Cash and cash equivalents - Such assets consist of demand deposits, including interest-bearing money market accounts, held in three financial institutions.

                                 10-QSB Page 7

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

Securities available for sale - Investments in equity securities available for sale are stated at cost, which approximates fair value.

Deferred stock offering costs - Legal and other fees and costs incurred in connection with the Company's initial public stock offering were deferred in the year ended December 31, 2001. The initial public offering closed in April, 2002, and the costs incurred in connection with the offering, were deducted from the offering proceeds and reduced additional paid-in capital.

Contracts receivable held for sale - Real estate contracts held for resale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or aggregate market value. Gains or losses on sales are recognized for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for resale.

Office furniture and equipment - Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years.

Revenue recognition - The Company generates revenues from interest earned on loans, investment income from real estate contracts receivable, loan and related fee income from loans to temporary staffing businesses, fee based accounting services, and joint venture and consulting services.

Interest earned on loans and investment income form real estate contracts receivable are recognized when earned based on the amount of the loan, the rate, and the time outstanding. The Company recognizes loan and related fee income from temporary staffing businesses at the time the loan amounts are advanced to the borrowers. Loan advances are typically made on a weekly basis to temporary staffing borrowers, and the amount of the advance is netted against the applicable loan and related fee income. Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

Joint venture revenues result from the Company's participation in real estate contract receivable purchases. After holding the interest in the joint venture contract for a relatively short period, the contract is sold and the Company's gain is determined by the excess of the sale price over the cost basis of the contract. Joint venture contract revenues are recognized when the related contract is sold. Consulting fees are recognized when billed for services provided to affiliated companies.

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At March 31, 2003 and December 31, 2002, management determined that no allowance for loan losses was necessary.

                                 10-QSB Page 8

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


Investments in affiliates - The Company's investment in Genesis Financial, Inc., an affiliated company is reported using the equity method. The Company's share of earnings and losses of the affiliate is reported as income or expense in the period in which the earnings or losses are incurred. Genesis Financial, Inc. is engaged in purchasing and selling real estate receivable contracts.

Income tax - The Company files a consolidated federal income tax return with its subsidiary. Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the years presented. Common shares issuable upon exercise of warrants (Note 6) have not been included in the calculation because their inclusion would be antidilutive.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
------------------------------------------------------------------------------

During the quarter ended March 31, 2002, the Company purchased professional services of an officer/director at a cost of $34,725. The officer/director did not receive any amounts for professional services in the quarter ended March 31, 2003.

As discussed in note 3, the Company had loans receivable from affiliates totaling $1,440,898 at March 31, 2003.

At March 31, 2003, the Company had a $1,500,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $12,702 was incurred in the quarter ended March 31, 2003.

NOTE 3 -- LOANS RECEIVABLE:
-------------------------------------------------------------------------------

The Company provides short-term financing for an affiliated business engaged in purchasing and selling real estate receivable contracts, and for temporary staffing businesses.

The Company provides financing to its affiliated real estate contract receivable borrower against a secured warehousing line of credit agreement. The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the contract receivable agreements and appraisals to maintain a comfort level regarding adequacy of the borrower's collateral base. For the quarters ended March 31, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans outstanding at March 31, 2003 or 2002.

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate.

                                 10-QSB Page 9

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the quarters ended March 31, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at March 31, 2003 or 2002..

At March 31, 2003, the Company had no outstanding commitments for undisbursed loans.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share. The convertible debt was converted in 2002. The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis Financial, Inc. common stock with a fair value of $250,000. As a result of these transactions, at March 31, 2003, the Company owns 1,000,000 shares (45%) of the total outstanding stock of Genesis Financial, Inc. The investment in Genesis is reported on the equity method of accounting, and during quarters ended March 31, 2003 and 2002, the Company recorded unrealized gains (losses) of $8,230 and ($45,557), respectively, from its investment in Genesis.

At March 31, 2003, the carrying value of the investment in Genesis Financial, Inc. exceeded the Company's share in Genesis' net assets by approximately $220,000. This excess has been deemed to be equivalent to goodwill. As required by Statement of Financial Accounting Standards No. 142, goodwill is not amortized and is annually evaluated for impairment. Such evaluation did not result in an impairment at March 31, 2003. See Note 9.


                                 10-QSB Page 10

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


Unaudited financial information about Genesis as of and for the quarter ended March 31, 2003, follows:

       Assets:
       Cash                                                                           $   239,135
       Inventory of contracts                                                           1,823,026
       Other current assets                                                                17,425
       Furniture and equipment, net                                                         7,320
       Investment in Temporary Financial Services, Inc.                                   250,000
       Deferred offering costs                                                             28,856
                                                                                  ---------------
          Total assets                                                               $  2,365,762
                                                                                  ---------------

       Liabilities:
       Line of credit, Temporary Financial Services, Inc.                            $  1,433,318
       Accrued expenses                                                                    23,694
                                                                                  ---------------
          Total liabilities                                                             1,457,012
         Stockholders' equity                                                             908,750
                                                                                  ---------------
               Total liabilities and stockholders' equity                            $  2,365,762
                                                                                  ---------------

         Revenues                                                                      $1,648,865
         Gross profit                                                                     122,917
         Expenses                                                                         104,892
         Net Income                                                                        18,025


NOTE 5 -- LINE OF CREDIT:

THE COMPANY'S LINE OF CREDIT WITH A RELATED PARTY. At March 31, 2003 and December 31, 2002, the Company had outstanding balances of $1,304,997 and $542,425, respectively, payable against a $1,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement, due to expire on August 1, 2003 was renewed on April 1, 2003 for twelve months. The Company incurred a renewal/commitment fee of $20,000 for the extension agreement. The Company will pay this renewal/commitment fee to the lender/officer/stockholder by assignment of the commitment/renewal fee to be received by the Company from Genesis Financial, Inc. (see "The Genesis Line of Credit," below). The agreement now expires on March 31, 2004 and any outstanding balance is due on that date. In the quarters ended March 31, 2003 and 2002, the Company incurred related party interest expense of $12,702 and $10,326, respectively.

THE GENESIS LINE OF CREDIT. At March 31, 2003, the Company was owed $1,433,318 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. and personally guaranteed by two principals of the borrower. Through March 31, 2003, the line of credit bore interest at 2% over the Sterling Savings Bank prime rate. The rate was 6.25% during the quarter ended March 31, 2003. In the quarters ended March 31, 2003 and 2002, the Company reported related party interest income of $20,921 and $5,000, respectively.

The line of credit was due to expire on August 15, 2003, but was amended and extended on April 1, 2003 through March 31, 2004. The renewed line of credit bears interest at the rate of 8%. TFS charged a commitment/renewal fee of 1% of the amount of the line of credit ($20,000) payable by issuance of 20,000 sharess of Genesis Common Stock. As of March 31, 2003, the Company has not established any reserve for losses on its line of credit with Genesis as no loss is expected.

                                 10-QSB Page 11

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

NOTE 6 -- CAPITAL STOCK:

Exchange of Stock with Genesis.

In conjunction with the Company's investment in Genesis Financial, Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated a tax-basis net operating loss of approximately $17,000 for the quarter ended March 31, 2003 and aggregate losses since inception of approximately $217,000. These losses are available for carryover to offset future taxable income through 2022.

At March 31, 2003 and December 31, 2002, the Company had a deferred tax asset of $54,000 and $50,000, respectively. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the quarters ended March 31, 2003 and 2002, the income tax benefit differed from the expected amounts of $4,000 and $26,000, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. Following are the future commitments under the leases as of March 31, 2003:

                  2003                                          12,750
                  2004                                           8,000


NOTE 9 - PROPOSED DIVIDEND DISTRIBUTION:
--------------------------------------------------------------------------------

On February 19, 2003, Genesis Financial, Inc. filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission to register its securities for distribution to the public. At the request of management of Temporary Financial Services, Inc., the Genesis registration statement includes 737,280 shares of Genesis common stock that is currently owned by Temporary Financial Services, Inc. It is the intention of management to distribute the 737,280 shares of Genesis common stock being registered to shareholders of Temporary Financial Services, Inc. in a spin-off distribution. Each shareholder of Temporary Financial Services, Inc. will receive one share of Genesis common stock in the distribution for each one share of Temporary Financial Services, Inc. common stock held at the record date for the distribution. Upon completion of the spin-off distribution, Temporary Financial Services, Inc. will then own 262,720 shares (12%) of Genesis common stock.


                                 10-QSB Page 12

TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------


NOTE 10 - LITIGATION:
--------------------------------------------------------------------------------

On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business and seeks injunctions prohibiting actionable conduct and unspecified monetary damages. Management has indicated its belief that the complaint contains a number of inaccurate allegations, and that the claims are without foundation in law or fact. The Company is vigorously defending the action but the expected outcome cannot be determined at this time, and accordingly, no provision has been made at March 31, 2003 for losses, if any, that could result from the litigation. The cost of litigation will continue to be a drain on corporate resources until the matter is resolved.




                                 10-QSB Page 13

                                   FORM 10-QSB

PART I, ITEM 2.   MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS.

         The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, our business has evolved.

         BACKGROUND. We originally intended to focus our business on accounts receivable financing for temporary staffing businesses. During the three months ended March 31, 2002, over two-thirds of our loan business was concentrated in this sector. On January 25, 2002, we invested in Genesis Financial, Inc. (Genesis), a newly organized business engaged in the purchase and resale of seller financed real estate receivable contracts. Since our investment in Genesis, our business focus has gradually shifted away from lending to temporary staffing businesses and toward providing loans to Genesis for the purchase of seller financed real estate contracts. We have also started buying real estate receivable contracts for our own account. At March 31, 2003, nearly 90% of our loans receivable were concentrated in the real estate contract business and only 10% were to temporary staffing companies. At March 31, 2003, 89% of our total assets were focused on the real estate contracts receivable sector. A table summarizing our involvement in the real estate receivable and temporary staffing sectors follows.

----------------------------------------------------------------------------------------------------------------------
                                 SELLER FINANCED REAL ESTATE RECEIVABLES BUSINESSES
----------------------------------------------------------------------------------------------------------------------
Genesis - contract's financed  (affiliated by 45% ownership)                                               $1,433,318
                                                                                                           ----------
----------------------------------------------------------------------------------- ----------------------------------
Investment in Genesis (net of equity losses in affiliates)                                                  $ 626,865
                                                                                                            =========
----------------------------------------------------------------------------------- ----------------------------------
Investments in real estate contract receivables.                                                            $ 965,000
                                                                                                            =========
----------------------------------------------------------------------------------------------------------------------
                                            TEMPORARY STAFFING BUSINESSES
----------------------------------------------------------------------------------- ----------------------------------
Independent businesses                                                                                     $  155,271
----------------------------------------------------------------------------------- ----------------------------------
Affiliated through common ownership                                                                             7,581
                                                                                                           ----------
----------------------------------------------------------------------------------- ----------------------------------
    Total Temporary Staffing Loans                                                                         $  162,852
                                                                                                           ==========

----------------------------------------------------------------------------------------------------------------------


         We account for our investment in Genesis under the equity method of accounting. Under the equity method, we recognize a pro rata portion of the income or loss that Genesis realizes in the period under review. Genesis did not commence active operations until the second quarter, 2002. As a result, we reported a loss on our investment in Genesis of $45,577 in the three months ended March 31, 2002. In the three months ended March 31, 2003, Genesis' business generated a profit of approximately $18,000, and we reported $8,230 as our share of the Genesis income.

         At this time, we are not soliciting any new business in the temporary staffing sector and we expect in future periods that our loans to temporary staffing businesses will continue to decline as a percentage of total loans outstanding.

         In the quarter ended March 31, 2003, we also purchased interests in real estate contracts receivable. At March 31, 2003, we held investments in real estate contracts receivable of $965,000. These investments are secured by real estate and will generate interest income of approximately $95,000 in the remainder of 2003.

                                 10-QSB Page 14

         FUTURE PLANS. The Company intends to continue its focus on the real estate financing sector. It is expected that real estate loans receivable and investments in real estate contracts will generate sufficient cash flows in coming periods for the Company to operate with a positive cash flow. Future profits from operations will depend on the ability of the Company to generate a positive interest spread between the contracts it acquires and the loans it makes compared to the Company's cost of funds. Currently, the Company has a $1,500,000 line of credit with an officer director at the rate of 8% per annum. The company's line of credit to Genesis also bears an 8% interest rate. To the extent the company borrows on its line of credit to fund Genesis borrowing, the interest income and interest expense will wash. As a result, revenues to meet operating expenses and profit (if any), will come from the Company's equity funds available for investment. Management expects to generate a return of 10% to 20% on these funds, and over the past six months has been taking steps to reduce overhead to bring operating expenses in line with expected revenue.

         In addition to real estate financing, the Company is now exploring other business alternatives. The Company has been and expects it will continue to be contacted by other companies interested in being acquired by or acquiring TFS. No such acquisition or reverse acquisition transactions are planned at this time, but Management has indicated that it will be open to discussions should an attractive opportunity arise.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

         REVENUES. In the three months ending March 31, 2003, the Company generated total revenues of $71,331 from all sources, compared to $42,032 for the comparable period in 2002. The increase in total revenues for the current quarter reflects a higher level of activity brought about by completion of the public offering on March 31, 2002. The proceeds from the public offering did not become available to the Company until April, 2002. The Since completion of the public offering, the Company has used the equity provided to increase loans receivable and investments, and interest income and investment income has increased substantially. In the current quarter, the Company also generated $21,150 in consulting and joint venture fees from its participation in real estate contracts receivable purchases. This source of revenue was not available to the Company in the quarter ended March 31, 2002.

         Loan and related fees from the temporary staffing sector decreased to $12,787 in the quarter ended March 31, 2003 compared to $26,812 in the comparable period in 2002. This decrease is due to our move away from lending to temporary staffing businesses.

         Interest and investment income increased to $26,394 in the quarter ended March 31, 2003 compared to $9,720 in the quarter ended March 31, 2002. This increase is due to the additional capital available for loans from the public offering, and the repositioning of our revenue base in the real estate contracts receivable sector from lending to the temporary staffing sector.


                                 10-QSB Page 15

         In the quarter ended March 31, 2003, we generated $11,000 in accounting fee and other income compared to $5,500 in the comparable period in 2002. The net increase is attributable to the expansion of services provided to an affiliated financial services customer in the quarter ended March 31, 2003. Toward the end of 2002, and coincident with the reduction in our temporary labor accounts receivable financing business, we saw a reduction in the number of temporary staffing accounting services customers. At the same time, we entered into an expanded agreement with Genesis for additional services, and the Genesis revenue in this category more than offset the loss of temporary staffing services accounting customers. In coming periods, we expect to see a further reduction in accounting fee revenue from temporary staffing customers. We also expect that Genesis will continue to grow in 2003 and will be in a position to retain in house accounting services in the near term. When Genesis brings its accounting services in house, we expect that our accounting services revenue will drop off significantly. We do not expect to make accounting services a significant part of our ongoing business strategy in the future.

         OPERATING EXPENSES. Operating expenses totaled $96,409 in the quarter ended March 31, 2003 compared to $102,008 for the comparable period in 2002. Compensation and related expenses increased substantially and legal and professional decreased substantially in the first quarter of 2003 when compared to the first quarter of 2002. Prior to April 1, 2002, Brad Herr provided services to the Company as an independent contractor. Mr. Herr was employed by the Company in April 2002, and this resulted in the elimination of legal and professional expenses and the incurrence of additional compensation costs.

         Advertising expense decreased to $397 in the quarter ended March 31, 2003 from $5,085 in the quarter ended March 31, 2002. Included in the March 31, 2002 amount is $4,975 for listing our securities in the Standard & Poors Securities Manual. The renewal of this manual listing, in the amount of $3,275 was paid in April, 2003. Other advertising expense consists of amounts spent for the Company's yellow pages telephone book listing.

         The reduction in loans to temporary staffing businesses and the refocusing of our business on real estate contract purchases and financing has eliminated the need for much of the overhead we previously incurred in staffing for our temp labor loan business. Between the first quarter 2002 and the first quarter 2003, the decrease is not readily apparent in overall operating expenses, but we expect a significant reduction in operating expenses for the year ended December 31, 2003, compared to 2002.

         LOSS FROM OPERATIONS. We incurred loss from operations of $25,079 in the first quarter 2003, compared to loss from operations of $59,976 in same period in 2002. Of the current period loss, $10,000 related to litigation expenses incurred in defending the Company against the Labor Ready lawsuit previously reported. We continue to vigorously pursue the defense of this action and continue to believe that Labor Ready's claims are baseless. We expect, however, that the Company will continue to incur ongoing litigation expenses in coming periods, and the amounts will be significant. We have filed a counterclaim to recover damages including our costs of defense in this action, but we cannot determine the likelihood or amount of any recovery at this time.


                                 10-QSB Page 16

         In coming periods, we expect to eliminate the loss from operations through ongoing reductions in overhead, and through increasing revenues from real estate lending activities. A significant expense in the current period is the rent, utilities, and telephone expense incurred for our corporate offices. We are exploring ways to reduce this cost, and in any case, our lease expires in May, 2004, at which time we will move to space suitable for our needs at that time. We are also incurring substantial compensation expenses that we expect to reduce in the coming periods. The work load has been lessened by the change in business focus, and a corresponding adjustment in compensation expense will follow in the second and third quarters.

         EQUITY IN GAINS (LOSSES) OF AFFILIATES. We currently own approximately 45% of Genesis Financial, Inc. We account for our investment under the equity method of accounting and report our pro rata share of Genesis' net income or loss in the period in which the income or loss is reported by Genesis. For the first quarter 2003, Genesis generated gross revenues of $1,648,865 against cost of sales of $1,525,948 for an operating margin of $122,917. Selling, general and administrative expenses totaling $104,892 produced net income of $18,025 for Genesis in the current quarter. For the quarter ended March 31, 2003, we recorded gains from equity in affiliates of $8,230. This compared with a loss from equity in affiliates in the first quarter 2002 of $45,577. Genesis commenced operation on January 24, 2002, and did not generate any revenue until the second quarter 2002, so the first quarter 2002 loss was attributable to start-up expenses and is not comparable to the current quarter results. We are now focusing much of our business development efforts on growing Genesis business and expect that Genesis will continue to grow through the remainder of 2003.

LIQUIDITY AND CAPITAL RESOURCES.

                  At March 31, 2003, we have a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $1,433,318 and loans outstanding to temporary staffing businesses of $162,852. We expect the amount of funds loaned to temporary staffing businesses to continue to decrease in remainder of 2003, and the amount of funds loaned to Genesis to stay within the credit limit of the secured warehousing line of credit. The Genesis secured warehousing line of credit bears interest at 8% per annum effective April 1, 2003and includes commitment and origination fees totaling 1% of the loan commitment ($20,000) payable in stock of Genesis. The Genesis line expires March 31, 2004.

         In addition to loans outstanding and lending commitments, the Company has invested $965,000 in real estate contracts receivable. These contracts generate cash flows of approximately $10,000 per month.

         In order to provide additional funds to meet lending commitments and funding necessary for investments in real estate contracts receivable, the Company has also negotiated a $1,500,000 line of credit from an officer/director. The related party line of credit agreement bears interest on outstanding amounts at the rate of 8% per annum and includes origination and commitment fees of $20,000. The Company has agreed to pass the commitment and origination fee to be received from Genesis on its line of credit through to the officer/director in payment of the Company's commitment and origination fee on its line of credit. The Company considers the terms of the line of credit available from the officer/director to be at least as favorable as the terms available to the Company from other sources.


                                 10-QSB Page 17

         At March 31, 2003, cash and cash equivalents amounted to $290,034, and we were holding securities available for sale of $80,600. We also had funds available on our line of credit with an officer and director of $200,000. We will continue to monitor our needs for capital to loan and will attempt to match availability with demand. At this time, our existing cash position and our availability under our line of credit are believed to be sufficient to support our anticipated business operations foreseeable future.

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


                                   FORM 10-QSB
                                     PART II


PART II ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.


Exhibit No.       Description

  10.1 Genesis Financial, Inc. Warehousing Line of Credit Extension Agreement dated February 15, 2003.

  10.2 Temporary Financial Services, Inc. Line of Credit Extension Agreement dated February 15, 2003.

  99.1    Certification of CEO under SS906 of Sarbanes-Oxley

  99.2    Certification of CFO under SS906 of Sarbanes-Oxley

(B)      REPORTS ON FORM 8-K.  NONE



                                 10-QSB Page 18

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEMPORARY FINANCIAL SERVICES, INC.



/s/John R. Coghlan                  President                          John R. Coghlan                May 1, 2003
-----------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/Brad E. Herr          Secretary, Principal Financial Officer         Brad E. Herr                  May 1, 2003
-----------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date





                                 10-QSB Page 19

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003

/S/ JOHN R. COGHLAN
--------------------------
John R. Coghlan, President



                                 10-QSB Page 20

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


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and


c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 1, 2003

/S/ BRAD E. HERR
Brad E. Herr, Chief Financial Officer


                                 10-QSB Page 21