Form 10QSB
period 2003-06-30
TEMPORARY FINANCIAL SERVICES INC
filed 2003-07-21
CIK 1140102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X[ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ___________.




                        Commission File Number: 333-60326


                       TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Washington                               91-2079472
--------------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 incorporation or organization)

           200 North Mullan Road, Suite 213, Spokane, Washington 99206
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                 (509) 340-0273
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

                                      N.A.
--------------------------------------------------------------------------------
         (Former name, former address and former fiscal year, if changed since last report)

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


The number of shares of common stock outstanding on July 18, 2002 was: 737,280

Transitional Small Business Disclosure Format.               Yes [ ]    No [X]

                                   FORM 10-QSB

Temporary Financial Services, Inc. and Subsidiary
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------


                                                                                Page
                                                                                ----
                                     PART I

Item 1.  Financial statements.

CONSOLIDATED FINANCIAL STATEMENTS (Unaudited):

   Consolidated balance sheets                                                10-QSB Page 3

   Consolidated statements of income                                          10-QSB Page 4

   Consolidated statements of cash flows                                      10-QSB Page 5

   Notes to consolidated financial statements                                 10-QSB Page 6 - 12

Item 2.  Managements discussion and analysis of financial condition
                         And results of operations.                           10-QSB Page 13 - 16


                                     PART II

Item 1.  Legal Proceedings.                                                   10-QSB Page 17

Item 2.  Changes in securities.                                               10-QSB Page 17

Item 3.  Defaults upon senior securities.                                     10-QSB Page 17

Item 4.  Submission of matters to a vote of security holders.                 10-QSB Page 17

Item 5.  Other information.                                                   10-QSB Page 17

Item 6.  Exhibits and reports on Form8-K.                                     10-QSB Page 17

Signatures                                                                    10-QSB Page 17

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
================================================================================


                                                                              June 30,        December 31,
Assets                                                                         2003              2002
                                                                            -----------       -----------
CURRENT ASSETS:
     Cash and cash equivalents                                              $    55,290       $   547,210
     Securities available for sale                                               20,340            80,600
     Accounts receivable                                                         15,746            13,452
     Federal income taxes                                                            --                --
     Prepaid Expenses                                                             1,877             1,877
     Loans receivable:
         Affiliates                                                           1,633,416         1,055,525
         Others                                                                 203,038           413,768
                                                                            -----------       -----------
            Total current assets                                              1,929,707         2,112,432

OTHER ASSETS:
     Investment in affiliated company                                           612,305           618,635
     Investment in real estate contracts receivable                           1,053,927            90,250
                                                                            -----------       -----------
         Total Other Assets                                                   1,666,232           708,885

FURNITURE & EQUIPMENT, less accumulated
     depreciation of $10,182 and $7,114 , respectively                           26,105            29,173
                                                                            -----------       -----------
                                                                            $ 3,622,044       $ 2,850,490
                                                                            ===========       ===========
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                    $ 1,360,325       $   542,425
     Accounts payable                                                               631             4,914
     Accrued expenses                                                             6,303             3,338
                                                                            -----------       -----------
         Total current liabilities                                            1,367,259           550,677
                                                                            -----------       -----------

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         737,280 shares issued and outstanding                                      737               737
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         none issued                                                                 --                --
     Additional paid-in capital                                               2,499,312         2,499,312
     Retained earnings (deficit)                                               (245,264)         (200,236)
                                                                            -----------       -----------
         Total stockholders' equity                                           2,254,785         2,299,813
                                                                            -----------       -----------

                                                                            $ 3,622,044       $ 2,850,490
                                                                            ===========       ===========


See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
================================================================================

                                           Three Months Ended June 30,      Six Months Ended June 30,
                                            -------------------------       -------------------------
                                              2003            2002            2003            2002
                                            ---------       ---------       ---------       ---------
REVENUE:
     Loan and related fees:
         Affiliates                         $      --       $      --       $      --       $      --
         Other                                  9,976          31,990          22,762          57,303
     Consulting and joint venture fees             --          21,150              --
     Interest and investment income            60,743          13,045          87,137          22,765
     Accounting fees and other income           5,500           8,000          16,500          15,000
                                            ---------       ---------       ---------       ---------
                                               76,219          53,035         147,549          95,068
                                            ---------       ---------       ---------       ---------
OPERATING EXPENSES:
     Advertising                            $   6,090       $      86       $   6,487       $   5,171
     Compensation and related expenses         29,266          47,693          66,545          68,352
     Rent                                       5,465           5,373          10,897          10,705
     Legal and professional                     8,116          11,323          20,016          53,658
     Interest expense - related party          24,358           1,656          37,061          16,756
     Office expense                             2,325           6,429           5,523          11,583
     Other expense                             14,218          14,086          39,718          22,430
                                            ---------       ---------       ---------       ---------
                                               89,838          86,646         186,247         188,655
                                            ---------       ---------       ---------       ---------
LOSS FROM OPERATIONS                          (13,619)        (33,611)        (38,698)        (93,587)

OTHER EXPENSE
     Equity in losses of affiliates           (14,559)        (10,154)         (6,329)        (55,731)
                                            ---------       ---------       ---------       ---------

LOSS BEFORE INCOME TAXES                      (28,178)        (43,765)        (45,027)       (149,318)

INCOME TAX BENEFIT                                 --              --              --              --
                                            ---------       ---------       ---------       ---------

NET LOSS                                    $ (28,178)      $ (43,765)      $ (45,027)      $(149,318)
                                            =========       =========       =========       =========

BASIC LOSS PER SHARE                        $   (0.04)      $   (0.06)      $   (0.06)      $   (0.26)
                                            =========       =========       =========       =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                       737,280         737,280         737,280         568,640
                                            =========       =========       =========       =========


See accompanying notes to unaudited conolidated financial statements.
--------------------------------------------------------------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                                  Three Months Ended June 30,          Six Months Ended June 30,
                                                                 -----------------------------       -----------------------------
Increase (Decrease) in Cash                                          2003              2002              2003              2002
                                                                 -----------       -----------       -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $   (28,178)      $   (43,765)      $   (45,027)      $  (149,318)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                   1,534             1,102             3,068             2,077
        Equity losses in affiliates                                   14,559            10,154             6,329            55,730
        Increase (decr.) in accounts receivables                      (2,145)               --            (2,294)               --
        Increase (decr.) in prepaid expenses                              --              (962)               --            (2,838)
        Increase (decr.) in accounts payable                          (5,896)           (2,306)           (4,283)          (10,474)
        Increase (decr.) in accrued expenses                            (994)            8,844             2,965             9,324
        Decrease in income taxes                                          --                --                --              (297)
                                                                 -----------       -----------       -----------       -----------
           Total adjustments                                           7,058            16,832             5,785            53,522
                                                                 -----------       -----------       -----------       -----------
           Net cash provided (used) by operating activities          (21,120)          (26,933)          (39,242)          (95,796)
                                                                 -----------       -----------       -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in affiliates                                              --           (21,750)               --          (222,100)
    Sale of securities available for sale                             80,600                --            80,600                --
    Purchase of securities available for sale                        (20,340)          (20,340)
    Increase in loans receivable, net                               (240,285)         (526,086)         (367,161)         (764,212)
    Increase in investments in R.E. contracts                        (88,927)               --          (963,677)               --
    Additions to furniture and equipment                                  --                --                --            (5,437)
                                                                 -----------       -----------       -----------       -----------
      Net cash used in investing activities                         (268,952)         (547,836)       (1,270,578)         (991,749)
                                                                 -----------       -----------       -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock sales for cash                                                  --         1,500,049                --         1,500,049
    (Increase) decrease in deferred offering costs                        --            62,081                --            56,218
    Proceeds from line of credit, net                                 55,328          (509,600)          817,900           (99,682)
                                                                 -----------       -----------       -----------       -----------
                                                                      55,328         1,052,530           817,900         1,456,585
                                                                 -----------       -----------       -----------       -----------

NET INCREASE (DECREASE) IN CASH                                     (234,744)          477,761          (491,920)          369,040
CASH, BEGINNING OF PERIOD                                            290,034           153,351           547,210           262,072
                                                                                   -----------       -----------       -----------
CASH, END OF PERIOD                                              $    55,290       $   631,112       $    55,290       $   631,112
                                                                 ===========       ===========       ===========       ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Exchange of 50,000 shares of common stock for
      250,000 shares of Genesis Financial, Inc. common           $        --       $        --       $        --       $   250,000
                                                                 ===========       ===========       ===========       ===========
    Cash payments of Interest                                    $    19,030       $     6,026       $    29,885       $     6,026
                                                                 ===========       ===========       ===========       ===========


See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================


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

Interest earned on loans and investment income from real estate contracts receivable are recognized when earned based on the amount of the loan, the rate, and the time outstanding. The Company recognizes loan and related fee income from temporary staffing businesses at the time the loan amounts are advanced to the borrowers. Loan advances are typically made on a weekly basis to temporary staffing borrowers, and the amount of the advance is netted against the applicable loan and related fee income. Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

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

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At June 30, 2003 and December 31, 2002, management determined that no allowance for loan losses was necessary.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================

Investments in affiliates - The Company's investment in Genesis Financial, Inc., an affiliate, is reported using the equity method. The Company's share of earnings and losses of the affiliate are reported as income or expense in the period in which the earnings or losses are incurred. Genesis Financial, Inc. is engaged in purchasing and selling real estate receivable contracts.

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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

During the six month period ended June 30, 2002, the Company purchased professional services of an officer/director at a cost of $34,725. The officer/director did not receive any amounts for professional services in the three month period ended June 30, 2002, or in the three and six month periods ended June 30, 2003.

As discussed in note 3, the Company had loans receivable from affiliates totaling $1,633,416 at June 30, 2003.

At June 30, 2003, the Company had a $1,500,000 line of credit with an officer/stockholder (see note 5).

NOTE 3 -- LOANS RECEIVABLE:
--------------------------------------------------------------------------------

The Company provides short-term financing for an affiliated business engaged in purchasing and selling real estate receivable contracts, and for temporary staffing businesses.

The Company provides financing to its affiliated real estate contract receivable borrower against a secured warehousing line of credit agreement. The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the contract receivable agreements and appraisals to maintain a comfort level regarding adequacy of the borrower's collateral base. For the three and six month periods ended June 30, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans outstanding at June 30, 2003 or 2002.

The company's temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================

personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the three and six month periods ended June 30, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at June 30, 2003 or 2002..

At June 30, 2003, the Company had no outstanding commitments for undisbursed loans.



NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share. The convertible debt was converted in 2002. The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis Financial, Inc. common stock with a fair value of $250,000. As a result of these transactions, at June 30, 2003, the Company owns 1,000,000 shares (45%) of the total outstanding stock of Genesis Financial, Inc. The investment in Genesis is reported on the equity method of accounting, and during the three and six month periods ended June 30, 2003 and 2002, the Company recorded unrealized gains (losses) from its investment in Genesis, as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 06/30/2003         3 Months - 06/30/2002        6 Months - 06/30/2003        6 Months - 06/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                      ($14,559)                    ($17,782)                     ($6,329)                    ($58,558)
------------------------------- ---------------------------- ---------------------------- ----------------------------


At June 30, 2003, the carrying value of the investment in Genesis Financial, Inc. ($612,305) exceeded the Company's share in Genesis' net assets by approximately $240,000. This excess has been deemed to be equivalent to goodwill. As required by Statement of Financial Accounting Standards No. 142, goodwill is not amortized and is annually evaluated for impairment. Such evaluation did not result in an impairment at June 30, 2003. See Note 9.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================


Unaudited financial information about Genesis as of June 30, 2003, follows:

       Assets:
       Cash                                                                      $   110,631
       Inventory of contracts                                                      2,110,456
       Other current assets                                                           17,341
       Furniture and equipment, net                                                    7,057
       Investment in Temporary Financial Services, Inc.                              192,500
       Deferred offering costs                                                        37,240
                                                                                 -----------
          Total assets                                                           $ 2,475,225
                                                                                 -----------

       Liabilities:
       Line of credit, Temporary Financial Services, Inc.                        $ 1,633,416
       Accrued expenses                                                               22,923
                                                                                 -----------
          Total liabilities                                                        1,656,339
         Stockholders' equity                                                        818,886
                                                                                 -----------
               Total liabilities and stockholders' equity                        $ 2,475,225
                                                                                 -----------

         Net Revenues                                                            $   216,466
         Expenses                                                                    230,805
         Net Loss                                                                   ($14,339)


NOTE 5 -- LINE OF CREDIT:

The Company's Line of Credit with a Related Party. At June 30, 2003 and December 31, 2002, the Company had outstanding balances of $1,360,325 and $542,425, respectively, payable against a $1,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement, due to expire on August 1, 2003 was renewed on April 1, 2003 for twelve months. The Company incurred a renewal/commitment fee of $20,000 for the extension agreement. The Company will pay this renewal/commitment fee to the lender/officer/stockholder by assignment of the commitment/renewal fee to be received by the Company from Genesis Financial, Inc. (see "The Genesis Line of Credit," below). The agreement now expires on March 31, 2004 and any outstanding balance is due on that date. In the three and six month periods ended June 30, 2003 and 2002, the Company incurred related party interest expenses as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 06/30/2003         3 Months - 06/30/2002        6 Months - 06/30/2003        6 Months - 06/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                        $10,324                       $6,429                      $22,887                      $16,347
------------------------------- ---------------------------- ---------------------------- ----------------------------


The Genesis Line of Credit. At June 30, 2003, the Company was owed $1,633,416 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. and personally guaranteed by two principals of the borrower. In the three and six month periods ended June 30, 2003 and 2002, the Company reported related party interest as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 06/30/2003         3 Months - 06/30/2002        6 Months - 06/30/2003        6 Months - 06/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                        $29,696                       $2,706                      $50,617                       $2,729
------------------------------- ---------------------------- ---------------------------- ----------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================


The line of credit was due to expire on August 15, 2003, but was amended and extended on April 1, 2003 through March 31, 2004. The renewed line of credit bears interest at the rate of 8%. TFS charged a commitment/renewal fee of 1% of the amount of the line of credit ($20,000) payable $5,000 in cash and by issuance of 15,000 shares of Genesis Common Stock valued at $1.00 per share. As of June 30, 2003, the Company has not established any reserve for losses on its line of credit with Genesis as no loss is expected.

NOTE 6 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Exchange of Stock with Genesis.

In conjunction  with the Company's  investment in Genesis  Financial,  Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes. At June 30, 2003, the Company evaluated its investment in the Genesis shares and has determined that $1.00 per share is a reasonable estimate of the fair market value of the Genesis common stock. No impairment adjustment has been made to the carrying value of the Genesis common stock.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated tax-basis net operating losses of approximately $28,000 and $45,000, respectively, for the three and six month periods ended June 30, 2003 and aggregate losses since inception of approximately $245,000. These losses are available for carryover to offset future taxable income through 2022.

At June 30, 2003 and December 31, 2002, the Company had a deferred tax asset of $61,250 and $50,000, respectively. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the three and six month periods ended June 30, 2003 and 2002, the income tax benefit differed from the expected amounts of $7,000 (3 mos. ended 06/30/2003), $11,250 (6 mos. ended 06/30/2003), $11,000 (3 mos. ended 06/30/2002) and $37,000 (6 mos. ended
6/30/2002), respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. Following are the future commitments under the leases as of June 30, 2003:

         2003 (six months)                                 $ 8,727
         2004                                                8,000

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
================================================================================

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

NOTE 10 - LITIGATION:
--------------------------------------------------------------------------------

On  October  17,  2002,  Temporary  Financial  Services,  Inc.  (TFS)  and Temps
Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business and seeks injunctions prohibiting actionable conduct and unspecified monetary damages. Management has indicated its belief that the complaint contains a number of inaccurate allegations, and that the claims are without foundation in law or fact. The Company is vigorously defending the action but the expected outcome cannot be determined at this time, and accordingly, no provision has been made at June 30, 2003 for losses, if any, that could result from the litigation. The cost of litigation will continue to be a drain on corporate resources until the matter is resolved.

                                   FORM 10-QSB


Part I, Item 2.  Managements Discussion and Analysis of financial condition and results of operations.

Background

         TFS was organized in October 2000 to provide accounts receivable financing for temporary labor businesses. Outstanding loans to temp labor businesses reached a peak of nearly $800,000 in June, 2002. Even though the temp labor lending business showed potential for further growth, management's assessment of the risk associated with temp labor loans and the level of effort required for managing the loans and protecting TFS' rights to repayment made the business opportunity less attractive than originally anticipated.

         In January, 2002, TFS acquired an interest in Genesis Financial, Inc., a company engaged in buying and selling real estate receivable contracts and other types of cash flow instruments. While management was evaluating the temp labor loan business, the real estate receivable contract business began to grow and the company was presented with opportunities to acquire interests in real estate contracts with attractive yields. Upon review, management determined that the real estate contract business offered nearly the same return with less risk and less requirement for management oversight. As a result, the Company began to move out of the temp labor loan business and into the business of buying and holding and/or reselling real estate receivable contracts for resale. At this time, TFS has phased out all but one of its temp labor loan customers, and has shifted the majority of its assets into the real estate receivable contracts business.

         In future periods, we expect that TFS will continue to focus on real estate receivable contracts, and will phase out the remaining temp labor loan business over the next twelve months. We believe that the change in business direction will require less overhead in future periods and that the revenues we are able to generate from the real estate receivable contracts business will begin to generate profits toward the end of 2003. The change in business strategy and its affect on operations is discussed in the period to period comparison set forth below.


Three Months Ended June 30, 2003 and 2002

         Results of Operations. For the three months ended June 30, 2003, the company generated gross revenues of $76,219, compared to $53,035 for the comparable period in 2002. This represents an aggregate increase of 44%. More significant, temp labor loan and related fees decreased to $9,976 from $31,990 (68%) in the three months ended June 30, 2003 compared to 2002, while interest and investment income increased to $60,743 from $13,045, an increase of 466%. The reduction of temp labor loan fees and the increase in interest and investment income are consistent with the company's current focus on real estate receivables contract business.

         Total operating expenses increased slightly to $89,838 from $86,646 for the three month period ended June 30, 2003 compared to 2002. While total operating expenses remained relatively static, the mix of expenses changed. Interest expense, relating primarily to the Company's line of credit from an officer and director, increased to $24,358 from $1,656 for the three months ended June 30, 2003 compared to 2002. The line of credit is used to fund a line of credit that TFS provides to

Genesis, and to fund a portion of the inventory of contracts held for resale. Interest income earned by TFS from its' line of credit is offset by the interest expense TFS pays to its officer director, and there is no interest rate spread on this loan. The company's investment assets, on the other hand, have yields ranging from 12% to 15% or more and these investment yield positive interest spreads of 6% or more to TFS.

         Compensation and related expenses decreased to $29,266 from $47,693 in the three months ended June 30, 2003 compared to 2002. The decrease is the result of two factors. The decision to focus on the real estate receivable contracts business reduced personnel needs of the company and the reductions created savings in compensation costs. Additionally, an officer of the company that was employed full time by TFS in June 2002, is now splitting his time 70% to TFS and 30% to Genesis. We expect that we will continue to see a shift in overhead from TFS to Genesis in coming periods as Genesis grows and TFS further shifts its focus and revenue sources to real estate receivable contracts that require less personnel and management oversight. In this regard, TFS and Genesis are currently reviewing plans to share phone and network costs, and consolidate offices to further reduce overhead.

         As a publicly traded company subject to ongoing reporting requirements with the Securities and Exchange Commission (SEC), TFS will continue to incur significant expenses to maintain current status with the SEC. These expenses are likely to increase in coming periods based on more stringent reporting requirements and public oversight initiatives that have been or are being adopted by the SEC in response to corporate governance concerns caused by Enron, Worldcom and other corporate scandals and abuses. Audit and professional fees will increase as a result of these changes and the increases will impact the profitability of the company in future periods.

         In connection with previously described litigation filed by Labor Ready, TFS is continuing to incur legal expenses for defense costs. We believe the litigation is groundless and that TFS will ultimately prevail on the merits, and we are hopeful that the court will eventually award TFS at least a recovery of expenses. No assurances can be given, however, regarding the outcome of the matter, the time frame of the resolution or if any recovery will be received by TFS. To date, the company has incurred $$28,440 in defense of this litigation. For the three month periods ended June 30, 2003, March 31, 2003 and December 31, 2002 litigation expenses amounted to $15,473, $6,692 and $6,276, respectively. The trend of litigation expenses has been increasing as the case progresses through discovery. We expect that litigation expenses will hold at current levels averaging approximately $5,000 per month as the case proceeds to resolution.

Six Months Ended June 30, 2003 and 2002

         For the six months ended June 30, 2003, the company generated gross revenues of $147,549, compared to $95,068 for the comparable period in 2002. This represents an aggregate increase of 55%. Temp labor loan and related fees decreased to $22,762 from $57,303 (60%) in the six months ended June 30, 2003 compared to 2002, while interest and investment income increased to $87,137 from $22,765, an increase of 382%. The reduction of temp labor loan fees and the increase in interest and investment income are consistent with the company's current focus on real estate receivables contract business.

         Total operating expenses decreased slightly to $186,247 from $188,655 for the six month period ended June 30, 2003 compared to 2002. While total operating expenses remained relatively static, the mix of expenses changed. Interest expense, relating primarily to the Company's line of credit from an officer and director, increased to $37,061from $16,756 for the six months ended

June 30, 2003 compared to 2002. The line of credit is used to fund a line of credit that TFS provides to Genesis, and to fund a portion of the inventory of contracts held for resale. Interest income earned by TFS from its' line of credit is offset by the interest expense TFS pays to its officer director, and there is no interest rate spread on this loan. The company's investment assets have yields ranging from 12% to 15% or more and these investment yield positive interest spreads of 6% or more to TFS.

         Compensation and related expenses decreased only slightly to $66,545 from $68,352 in the six months ended June 30, 2003 compared to 2002. The minimal decrease in the six month period does not reflect the current cost cutting and cost shifting efforts described for the three month period ended June 30, 2003. As the cost cutting measures are implemented, we expect that additional bottom line impact will be reflected in coming periods.

         With the change in business focus and our continuing efforts to reduce costs, we expect that the mix and amount of expenses incurred by the company in coming periods will continue to change. Results in future periods may not be comparable to historical results.

Liquidity and Capital Resources.

         At June 30, 2003, TFS held approximately $75,000 in cash and securities available for sale, and had short term revolving credit type loans outstanding of $1,836,000. In addition, the Company had approximately $150,000 available on its line of credit from an officer and director. This represents a reduction in the liquidity of the company at June 30, 2003, compared to December 31, 2002. The erosion of the liquidity position was primarily caused by the purchase of $1,050,000 in real estate contracts receivable during the period. The reduction in liquidity will limit the new business that the Company is able to conduct unless other sources of capital are located at terms acceptable to the company and the lender. The existing revolving credit facilities with Genesis and one temporary labor business will see periodic fluctuations in outstanding balances, and we expect that excess cash from reductions in our revolving loan receivable accounts will be held in cash to be used when additional loan advances are requested. We are currently reviewing the potential for bank financing to supplement our liquidity, and are also in discussions with an officer/director about additional investment to provide additional flexibility as our business grows.

         Our investment in real estate contracts receivable consists of interests in three real estate loans. We hold interests in three real estate receivable contracts. The first is a $50,000 partial interest in a contract secured by a commercial building and land in North Idaho, bearing interest only payments at 15% per annum and due in full on March 5, 2006. The second is an $820,000 contract secured by a mobile home park in Moscow, Idaho, bearing interest at 12% per annum with principal and interest payments of $8,636 per month and the remaining principal due in thirty six months from March 21, 2003 unless extended for up to two one year periods. If extended, the Moscow, Idaho loan calls for a 2% extension fee due on each extension. The third contract for $185,250 calls for interest only payments of 14% per annum and the full principal balance is due on June 20, 2004. Each of these contracts are secured by real estate that TFS management believes is more than adequate to protect
TFS' interests. In the aggregate, our investment in real estate contracts generates about $11,500 in monthly operating cash flow.

         We now have only one loan outstanding to the temp labor business. At June 30, 2003, the outstanding balance amounted to $203,038. This balance is expected to fluctuate with larger borrowing anticipated in the warm months when temp labor activity is at its peak, and lower borrowing in the winter when there is less demand for temporary workers. Our sole remaining temp labor loan bears an average interest rate of 20.0%, payable weekly and secured by all assets of the borrower (primarily accounts receivable). The loan is also personally guaranteed up to $100,000 by an owner of the borrower. We are currently working with this borrower to move the accounts receivable funding to a more traditional lender, and we anticipate that this last temp labor borrower will find replacement funds at more attractive rates that we are willing to offer sometime in the next twelve months. Once our last temp labor borrower pays off our loan, we will be out of the temp labor business entirely, and we do not anticipate that we will do any more lending to the temp labor industry. If or when our temporary labor borrower pays off our loan, we will use the funds to expand our lending capacity in the real estate contract receivable business, or will use the funds to purchase additional real estate contracts.

         We believe that our existing capital position will restrict our growth in the coming year, and we are evaluating steps to improve our capital position through bank financing and/or additional equity offerings. These plans have not been finalized and we cannot determine if additional bank financing or equity capital will be available to us or if available, that the terms will be acceptable. Pending a determination on other capital resources, we will continue to do business as we have and will adjust our lending rates where possible to limit the deal flow to a level that matches our available resources. We will also continue to reduce overhead and operating costs while working toward a goal of positive cash flow and earnings in 2004.

         The results of operations for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

                                  FORM 10-QSB
                                     PART II

Part II, Item 1.  Legal proceedings. None, except as previously reported.

Part II, Item 2. Changes in securities. None

Part II, Item 3. Defaults upon senior securities.  None

Part II, Item 4. Submission of matters to a vote of security holders. None

Part II, Item 5. Other information.  None

Part II Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit No.    Description
         -----------    -----------
         99.1           Certification of PEO under ss.906 of Sarbanes-Oxley
         99.2           Certification of PFO under ss.906 of Sarbanes-Oxley

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

TEMPORARY FINANCIAL SERVICES, INC.


/s/John R. Coghlan   President, Principal Executive Officer              John R. Coghlan               July 16, 2003
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                               Printed Name                     Date


/s/Brad E. Herr          Secretary, Principal Financial Officer           Brad E. Herr                 July 16, 2003
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                               Printed Name                     Date

                                 CERTIFICATIONS

I, John R. Coghlan, President and Principal Executive Officer, certify that:


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


Date: July 16, 2003

/s/ John R. Coghlan
John R. Coghlan, President and Principal Executive Officer

                                 CERTIFICATIONS

I, Brad E. Herr, Principal Financial Officer, certify that:


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


Date: July 16, 2003

/s/ Brad E. Herr
Brad E. Herr, Principal Financial Officer