Form 10QSB
period 2003-09-30
TEMPORARY FINANCIAL SERVICES INC
filed 2003-11-07
CIK 1140102

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 2003

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

                                 Yes [X] No [ ]


The number of shares of common stock outstanding on October 31, 2002 was:
737,280

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

Item 3.  Defaults upon senior securities.                                       10-QSB Page 17

Item 4.  Submission of matters to a vote of security holders.                   10-QSB Page 17

Item 5.  Other information.                                                     10-QSB Page 17

Item 6.  Exhibits and reports on Form8-K.                                       10-QSB Page 17

Signatures                                                                      10-QSB Page 17

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
--------------------------------------------------------------------------------

                                                                                          September 30,        December 31,
                                                                                        ------------------   ------------------
Assets                                                                                        2003                 2002
                                                                                        ------------------   ------------------
CURRENT ASSETS:
     Cash and cash equivalents                                                                   $ 90,194            $ 547,210
     Securities available for sale                                                                      -               80,600
     Accounts receivable                                                                            9,313               13,452
     Federal income taxes                                                                               -                    -
     Prepaid Expenses                                                                               1,877                1,877
     Loans receivable:
         Affiliates                                                                             1,522,082            1,055,525
         Others                                                                                   306,738              413,768
                                                                                        ------------------   ------------------
            Total current assets                                                                1,930,204            2,112,432

OTHER ASSETS:
     Investment in affiliated company                                                             601,912              618,635
     Real estate receivable contracts held for sale                                             1,057,320               90,250
                                                                                        ------------------   ------------------
         Total Other Assets                                                                     1,659,232              708,885

FURNITURE & EQUIPMENT, less accumulated
     depreciation of $11,716 and $7,114 , respectively                                             24,571               29,173
                                                                                        ------------------   ------------------
                                                                                               $3,614,007           $2,850,490
                                                                                        ==================   ==================
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                                       $1,386,498            $ 542,425
     Accounts payable                                                                               4,583                4,914
     Accrued expenses                                                                               5,704                3,338
                                                                                        ------------------   ------------------
         Total current liabilities                                                              1,396,785              550,677
                                                                                        ------------------   ------------------

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         737,280 shares issued and outstanding                                                        737                  737
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         none issued                                                                                    -                    -
     Additional paid-in capital                                                                 2,499,312            2,499,312
     Retained earnings (deficit)                                                                 (282,827)            (200,236)
                                                                                        ------------------   ------------------
         Total stockholders' equity                                                             2,217,222            2,299,813
                                                                                        ------------------   ------------------

                                                                                               $3,614,007           $2,850,490
                                                                                        ==================   ==================


See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                     Three Months Ended September 30,           Nine Months Ended September 30,
                                                 ----------------------------------------  ---------------------------------------
                                                        2003                 2002                2003                 2002
                                                 -------------------  -------------------  ------------------   ------------------
REVENUE:
     Loan and related fees:                                $ 16,174             $ 34,181            $ 38,936             $ 91,484
     Consulting and joint venture fees                            -                    -              21,150                    -
     Interest and investment income                          63,506               15,783             150,644               38,547
     Accounting fees and other income                         8,390                9,000              24,890               24,000
                                                 -------------------  -------------------  ------------------   ------------------
                                                             88,070               58,964             235,620              154,031
                                                 -------------------  -------------------  ------------------   ------------------
OPERATING EXPENSES:
     Advertising                                               $ 56                 $ 75             $ 6,543              $ 5,246
     Compensation and related expenses                       27,822               50,780              94,367              119,132
     Rent                                                     5,500                4,532              16,397               17,438
     Legal and professional                                  17,556                5,370              59,737               59,028
     Interest expense - related party                        31,282                7,875              68,343               24,631
     Office expense                                           4,546                8,623              10,069               20,206
     Other expense                                           40,478               13,213              58,032               33,442
                                                 -------------------  -------------------  ------------------   ------------------
                                                            127,240               90,468             313,488              279,123
                                                 -------------------  -------------------  ------------------   ------------------
LOSS FROM OPERATIONS                                        (39,170)             (31,504)            (77,868)            (125,092)

OTHER EXPENSE
     Equity in gains (losses) of affiliates                   1,607              (37,857)             (4,723)             (93,587)
                                                 -------------------  -------------------  ------------------   ------------------

LOSS BEFORE INCOME TAXES                                    (37,563)             (69,361)            (82,591)            (218,679)

INCOME TAX BENEFIT                                                -                    -                   -                    -
                                                 -------------------  -------------------  ------------------   ------------------

NET LOSS                                                  $ (37,563)           $ (69,361)          $ (82,591)          $ (218,679)
                                                 ===================  ===================  ==================   ==================

BASIC LOSS PER SHARE                                        $ (0.05)             $ (0.09)            $ (0.11)             $ (0.35)
                                                 ===================  ===================  ==================   ==================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                     737,280              737,280             737,280              624,853
                                                 ===================  ===================  ==================   ==================

See accompanying notes to unaudited conolidated financial statements.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended September 30,  Nine Months Ended September 30,
                                                                 ----------- ----------------- ----------------- -----------------
Increase (Decrease) in Cash                                          2003              2002              2003              2002
                                                                 ----------- ----------------- ----------------- -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $   (37,564)      $   (69,361)      $   (82,591)      $  (218,679)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                   1,534             1,519             4,602             3,596
        Settlement expense paid with stock                            12,000                --            12,000                --
        Equity in gains (losses) in affiliates                        (1,607)           37,857             4,723            93,587
        Decrease (incr.) in accounts receivables                       6,433           (67,826)            4,139           (69,286)
        Decrease (incr.) in prepaid expenses                              --               962                --            (1,876)
        Increase (decr.) in accounts payable                           3,952               361              (331)          (10,113)
        Increase (decr.) in accrued expenses                            (599)             (304)            2,366             9,020
        Decrease in income taxes                                          --                --                --              (297)
                                                                 ----------- ----------------- ----------------- -----------------
           Total adjustments                                          21,713           (27,431)           27,499            24,631
                                                                 ----------- ----------------- ----------------- -----------------
           Net cash provided (used) by operating activities          (15,851)          (96,792)          (55,092)         (194,048)
                                                                 ----------- ----------------- ----------------- -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in affiliates                                              --          (200,506)               --          (422,606)
    Sale of securities available for sale                             20,340                --            80,600                --
    Decrease (incr.) in loans receivable, net                          7,634          (571,838)         (359,527)       (1,334,590)
    Increase in investments in R.E. contracts                         (3,393)               --          (967,070)               --
    Additions to furniture and equipment                                  --            (5,547)               --           (10,984)
                                                                 ----------- ----------------- ----------------- -----------------
      Net cash provided (used) in investing activities                24,581          (777,891)       (1,245,997)       (1,768,180)
                                                                 ----------- ----------------- ----------------- -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock sales for cash                                                  --                --                --         1,500,049
    (Increase) decrease in deferred offering costs                        --                --                --            56,218
    Proceeds from line of credit, net                                 26,174         1,585,682           844,073         1,486,000
                                                                 ----------- ----------------- ----------------- -----------------
                                                                      26,174         1,585,682           844,073         3,042,267
                                                                 ----------- ----------------- ----------------- -----------------

NET INCREASE (DECREASE) IN CASH                                       34,904           710,999          (457,016)        1,080,039
CASH, BEGINNING OF PERIOD                                             55,290           631,112           547,210           262,072
                                                                 ----------- ----------------- ----------------- -----------------
CASH, END OF PERIOD                                              $    90,194       $ 1,342,111       $    90,194       $ 1,342,111
                                                                 =================================================================

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Exchange of 50,000 shares of common stock for
      250,000 shares of Genesis Financial, Inc. common           $        --       $        --       $        --       $   250,000
                                                                 =================================================================
    Cash payments of Interest                                    $    35,109       $        --       $    61,845       $    16,756
                                                                 =================================================================

See accompanying notes to unaudited consolidated financial statements.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000, and its wholly-owned subsidiary, Temps Unlimited, Incorporated, which was incorporated in Washington State on October 31, 2000 (collectively referred to herein as the Company). Both companies have established their fiscal year end to be December 31. The Company's operations consist of three segments: the purchase of real estate receivable contracts for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry.

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

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

Real estate receivable contracts held for sale - Real estate receivable contracts held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or aggregate market value. Gains or losses on sales are recognized for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for sale.

Office furniture and equipment - Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years.

Revenue recognition - The Company generates revenues from interest earned on loans, investment income from real estate receivable contracts, loan and related fee income from loans to temporary staffing businesses, fee based accounting services, and joint venture and consulting services.

Interest earned on loans and investment income from real estate receivable contracts are recognized when earned based on the amount of the loan, the rate, and the time outstanding. The Company recognizes loan and related fee income from temporary staffing businesses at the time the loan amounts are advanced to the borrowers. Loan advances are typically made on a weekly basis to temporary staffing borrowers, and the amount of the advance is netted against the applicable loan and related fee income. Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed.

Joint venture revenues result from the Company's participation in real estate receivable contract purchases. After holding the interest in the joint venture contract for a relatively short period, the contract is sold and the Company's gain is determined by the excess of the sale price over the cost basis of the contract. Joint venture contract revenues are recognized when the related contract is sold. Consulting fees are recognized when billed for services provided to affiliated companies.

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At September 30, 2003 and December 31, 2002, management determined that no allowance for loan losses was necessary.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

During the nine month period ended September 30, 2002, the Company purchased professional services of an officer/director at a cost of $34,725. The officer/director did not receive any amounts for professional services in the three month period ended September 30, 2002, or in the three and nine month periods ended September 30, 2003.

As discussed in note 3, the Company had loans receivable from affiliates totaling $1,522,082 at September 30, 2003.

At September 30, 2003, the Company had a $1,500,000 line of credit with an officer/stockholder (see note 5).

NOTE 3 -- LOANS RECEIVABLE:
--------------------------------------------------------------------------------

The Company provides short-term financing for an affiliated business engaged in purchasing and selling real estate receivable contracts, and for temporary staffing businesses.

The Company provides financing to its affiliated real estate receivable contracts borrower against a secured warehousing line of credit agreement. The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the receivable contract agreements and appraisals to maintain a comfort level regarding adequacy of the borrower's collateral base. For the three and nine month periods ended September 30, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans outstanding at September 30, 2003 or 2002.

The company's temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the three and nine month periods ended September 30, 2003 and 2002, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at September 30, 2003 or 2002..

At  September  30,  2003,  the  Company  had  no  outstanding   commitments  for
undisbursed loans.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and selling real estate receivable contracts. The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share. The convertible debt was converted in 2002. The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis Financial, Inc. common stock with a fair value of $250,000. In September, 2003, the Company entered into an agreement with its underwriter (in the initial public offering) to cancel the outstanding underwriters' warrants in exchange for $22,000 and 12,000 shares of Genesis common stock owned by the Company. As a result of these transactions, at September 30, 2003, the Company owns 988,000 shares (44%) of the total outstanding stock of Genesis Financial, Inc. The investment in Genesis is reported on the equity method of accounting, and during the three and nine month periods ended September 30, 2003 and 2002, the Company recorded unrealized gains (losses) from its investment in Genesis, as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 09/30/2003         3 Months - 09/30/2002        9 Months - 09/30/2003        9 Months - 09/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                          $1607                    ($37,857)                     ($4,723)                    ($93,587)
------------------------------- ---------------------------- ---------------------------- ----------------------------

At September 30, 2003, the carrying value of the investment in Genesis Financial, Inc. ($601,912) exceeded the Company's share in Genesis' net assets by approximately $240,000. This excess has been deemed to be equivalent to goodwill. As required by Statement of Financial Accounting Standards No. 142, goodwill is not amortized and is annually evaluated for impairment. Such evaluation did not result in an impairment at September 30, 2003. See Note 9.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

Unaudited financial information about Genesis as of September 30, 2003, follows:

Assets:
Cash                                                     $   151250
Inventory of contracts                                    1,989,809
Other current assets                                         16,510
Furniture and equipment, net                                  6,531
Investment in Temporary Financial Services, Inc.            217,500
                                                     --------------
   Total assets                                         $ 2,381,600
                                                       ------------

Liabilities:
Line of credit, Temporary Financial Services, Inc.      $ 1,522,082
Accrued expenses                                             21,919
                                                    ---------------
   Total liabilities                                      1,544,001
  Stockholders' equity                                      837,599
                                                     --------------
        Total liabilities and stockholders' equity      $ 2,381,600
                                                       ------------

  Net Revenues                                          $   419,596
  Expenses                                                  430,221
  Net Loss                                              ($   10,625)

NOTE 5 -- LINE OF CREDIT:

The Company's Line of Credit with a Related Party. At September 30, 2003 and December 31, 2002, the Company had outstanding balances of $1,386,498 and $542,425, respectively, payable against a $1,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement was renewed on April 1, 2003 for twelve months. The Company incurred a renewal/commitment fee of $20,000 for the extension agreement. The Company will pay this renewal/commitment fee to the lender/officer/stockholder by assignment of the commitment/renewal fee to be received by the Company from Genesis Financial, Inc. (see "The Genesis Line of Credit," below). The agreement now expires on March 31, 2004 and any outstanding balance is due on that date. In the three and nine month periods ended September 30, 2003 and 2002, the Company incurred related party interest expenses as follows:


------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 09/30/2003         3 Months - 09/30/2002        9 Months - 09/30/2003        9 Months - 09/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                        $29,197                       $7,875                      $63,258                      $24,222
------------------------------- ---------------------------- ---------------------------- ----------------------------

The Genesis Line of Credit. At September 30, 2003, the Company was owed $1,522,082 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. and personally guaranteed by two principals of the borrower. In the three and nine month periods ended September 30, 2003 and 2002, the Company reported related party interest as follows:

------------------------------- ---------------------------- ---------------------------- ----------------------------
     3 Months - 09/30/2003         3 Months - 09/30/2002        9 Months - 09/30/2003        9 Months - 09/30/2002
------------------------------- ---------------------------- ---------------------------- ----------------------------
                        $27,373                      $13,166                      $97,856                      $26,027
------------------------------- ---------------------------- ---------------------------- ----------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------

The line of credit was due to expire on August 15, 2003, but was amended and extended on April 1, 2003 through March 31, 2004. The renewed line of credit bears interest at the rate of 8%. TFS charged a commitment/renewal fee of 1% of the amount of the line of credit ($20,000) payable $5,000 in cash and by issuance of 15,000 shares of Genesis Common Stock valued at $1.00 per share. As of September 30, 2003, the Company has not established any reserve for losses on its line of credit with Genesis as no loss is expected.

NOTE 6 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Exchange of Stock with Genesis.

In conjunction  with the Company's  investment in Genesis  Financial,  Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes. At September 30, 2003, the Company evaluated its investment in the Genesis shares and has determined that $1.00 per share is a reasonable estimate of the fair market value of the Genesis common stock. No impairment adjustment has been made to the carrying value of the Genesis common stock.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated tax-basis net operating losses of approximately $37,000 and $83,000, respectively, for the three and nine month periods ended September 30, 2003 and aggregate losses since inception of approximately $282,000. These losses are available for carryover to offset future taxable income through 2022.

At September 30, 2003 and December 31, 2002, the Company had a deferred tax asset of $70,500 and $50,000, respectively. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the three and nine month periods ended September 30, 2003 and 2002, the income tax benefit differed from the expected amounts of $9,250 (3 mos. ended 09/30/2003), $20,750 (9 mos. ended 09/30/2003), $17,500 (3 mos. ended 09/30/2002) and $55,000 (9 mos.
ended 9/30/2002), respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. Following are the future commitments under the leases as of June 30, 2003:

                  2003 (three months)                   $ 4,364
                  2004                                    8,000


NOTE 9 - PROPOSED DIVIDEND DISTRIBUTION:
--------------------------------------------------------------------------------

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Consolidated Financial Statements (Unaudited)
--------------------------------------------------------------------------------


On February 19, 2003, Genesis Financial, Inc. filed a registration statement on Form SB-2 with the United States Securities and Exchange Commission to register its securities for distribution to the public. At the request of management of Temporary Financial Services, Inc., the Genesis registration statement includes 737,280 shares of Genesis common stock that is currently owned by Temporary Financial Services, Inc. It is the intention of management to distribute the 737,280 shares of Genesis common stock being registered to shareholders of Temporary Financial Services, Inc. in a spin-off distribution. Each shareholder of Temporary Financial Services, Inc. will receive one share of Genesis common stock in the distribution for each one share of Temporary Financial Services, Inc. common stock held at the record date for the distribution. Upon completion of the spin-off distribution, Temporary Financial Services, Inc. will then own 250,720 shares (11%) of Genesis common stock.

NOTE 10 - LITIGATION:
--------------------------------------------------------------------------------

On  October  17,  2002,  Temporary  Financial  Services,  Inc.  (TFS)  and Temps
Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. The suit alleges, among other things, that TFS and our affiliated companies are illegally conspiring to compete against Labor Ready in the temporary labor business and seeks injunctions prohibiting actionable conduct and unspecified monetary damages. Management has indicated its belief that the complaint contains a number of inaccurate allegations, and that the claims are without foundation in law or fact. The Company is vigorously defending the action but the expected outcome cannot be determined at this time, and accordingly, no provision has been made at September 30, 2003 for losses, if any, that could result from the litigation. The cost of litigation will continue to be a drain on corporate resources until the matter is resolved. Through October 31, 2003, the Company has paid out $38,610 in legal fees in defense of the Labor Ready claims.

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

         In addition to the real estate receivable contract business, the Company is also searching for a viable merger candidate for a reverse merger acquisition. The Company hopes to find a candidate with a going business, profitable operations and good upside potential, and to negotiate the acquisition of such a target at some time in the future. No deals are currently being seriously reviewed. If such a transaction occurs, it is likely that management of the Company will change and the target management team will take over day to day operations of the Company. Additional details on a potential reverse acquisition transaction will be provided to our shareholders when a target is identified and discussions progress to a formal expression of interest.

Three Months Ended September 30, 2003 and 2002

         Results of Operations. For the three months ended September 30, 2003, the company generated gross revenues of $88,070, compared to $58,694 for the comparable period in 2002. This represents an aggregate increase of 50%. More significant, temp labor loan and related fees decreased to $16,174 from $34,581 (53%) in the three months ended September 30, 2003 compared to 2002, while interest and investment income increased to $63,506 from $15,783, an increase of 302%. The reduction of temp labor loan fees and the increase in interest and investment income are consistent with the company's current focus on real estate receivables contract business.

         Total operating expenses increased to $127,240 from $90,468 for the three month period ended September 30, 2003 compared to 2002. Interest expense, relating primarily to the Company's line of credit from an officer and director, increased to $31,282 from $7,875 for the three months ended September 30, 2003 compared to 2002. The line of credit is used to fund a line of credit that TFS provides to Genesis, and to fund a portion of the inventory of contracts held for resale. Interest income earned by TFS from its' line of credit is offset by the interest expense TFS pays to its officer director, and there is no interest rate spread on this loan. The company's investment assets, on the other hand, have yields ranging from 12% to 15% or more and these investment yields positive interest spreads of 6% or more to TFS.

         Compensation and related expenses decreased to $27,822 from $50,780 in the three months ended September 30, 2003 compared to 2002. The decrease is the result of two factors. The decision to focus on the real estate receivable contracts business reduced personnel needs of the company and the reductions created savings in compensation costs. Additionally, an officer of the company that was employed full time by TFS in June 2002, is now splitting his time 70% to TFS and 30% to Genesis. We expect that we will continue to see a shift in overhead from TFS to Genesis in coming periods as Genesis grows and TFS further shifts its focus and revenue sources to real estate receivable contracts that require less personnel and management oversight. In this regard, TFS and Genesis are currently reviewing plans to share phone and network costs, and consolidate offices to further reduce overhead.

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

         In connection with previously described litigation filed by Labor Ready, TFS is continuing to incur legal expenses for defense costs. We believe the litigation is groundless and that TFS will ultimately prevail on the merits, and we are hopeful that the court will eventually award TFS at least a recovery of expenses. No assurances can be given, however, regarding the outcome of the matter, the time frame of the resolution or if any recovery will be received by TFS. To date, the company has incurred $38,610 in defense of this litigation. For the three month period ended September 30, 2003, litigation expenses amounted to $13,061. The trend of litigation expenses has been increasing as the case progresses through discovery. We expect that litigation expenses will hold at current levels averaging approximately $5,000 per month as the case proceeds to resolution.

         During the quarter ended September 30, 2003, the company entered into an agreement with its initial public offering underwriter for cancellation of the underwriter's warrants that were issued on closing the IPO on March 31, 2002. These underwriters' warrants included certain demand registration rights and we believe that elimination of this contractual obligation will make the Company more marketable in our search for a viable reverse acquisition candidate. The Company paid $22,000 cash and 12,000 shares of Genesis common stock owned by the Company for the cancellation. The Genesis common stock was valued at $1.00 per share for purposes of expensing the settlement. The basis of the shares distributed to the underwriter was also $1.00 per share so no gain or loss was recognized on the distribution of the 12,000 shares of Genesis common stock. We consider the $1.00 valuation to be a reasonable estimate of the fair market value of the shares distributed.

Nine Months Ended September 30, 2003 and 2002

         For the nine months ended September 30, 2003, the company generated gross revenues of $235,620, compared to $154,031 for the comparable period in 2002. This represents an aggregate increase of 53%. Temp labor loan and related fees decreased to $38,936 from $91,484 (57%) in the nine months ended September 30, 2003 compared to 2002, while interest and investment income increased to $150,644 from $38,547, an increase of 290%. The reduction of temp labor loan fees and the increase in interest and investment income are consistent with the company's current focus on real estate receivables contract business.

         Total operating expenses increased to $313,488 from $279,123 for the nine month period ended September 30, 2003 compared to 2002. Interest expense, relating primarily to the Company's line of credit from an officer and director, increased to $68,343 from $24,631 for the nine months ended September 30, 2003 compared to 2002. The line of credit is used to fund a line of credit that TFS provides to Genesis, and to fund a portion of the inventory of contracts held for resale. Interest income earned by TFS from its' line of credit is offset by the interest expense TFS pays to its officer director, and there is no interest rate spread on this loan. The company's investment assets have yields ranging from 12% to 15% or more and these investment yield positive interest spreads of 6% or more to TFS.

         Compensation and related expenses decreased to $94,367 from $119,132 in the six months ended September 30, 2003 compared to 2002. Office expenses also decreased to $10,069 form $20,206 in the nine months ended September 30, 2003 compared to 2002. The decrease in the nine month period reflect the current cost cutting and cost shifting efforts described for the three month period ended September 30, 2003. As the cost cutting measures are implemented, we expect that additional bottom line impact will be reflected in coming periods.

         The overall increase in operating costs in the nine month period ended September 30, 2003 is primarily the result of litigation expenses and settlement costs incurred in the period. Aggregate litigation costs incurred in the nine months were $32,333, and settlement costs on the underwriters' warrants expensed in the period were $34,000.

         With the change in business focus and our continuing efforts to reduce costs, we expect that the mix and amount of expenses incurred by the company in coming periods will continue to change. Results in future periods may not be comparable to historical results.

Liquidity and Capital Resources.

         At September 30, 2003, TFS held approximately $90,000 in cash, and had short term revolving credit type loans outstanding of $1,828,600. In addition, the Company had approximately $120,000 available on its line of credit from an officer and director. This represents a reduction in the liquidity of the company at September 30, 2003, compared to December 31, 2002. The erosion of the liquidity position was primarily caused by the purchase of $1,050,000 in real estate contracts receivable during the period. The reduction in liquidity will limit the new business that the Company is able to conduct unless other sources of capital are located at terms acceptable to the company and the lender. The existing revolving credit facilities with Genesis and one temporary labor business will see periodic fluctuations in outstanding balances, and we expect that excess cash from reductions in our revolving loan receivable accounts will be held in cash to be used when additional loan advances are requested. We are currently reviewing the potential for bank financing to supplement our liquidity, and are also in discussions with an officer/director about additional investment to provide flexibility as our business grows.

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

         We now have only one loan outstanding to the temp labor business. At September 30, 2003, the outstanding balance amounted to $306,738. This balance is expected to fluctuate with larger borrowing anticipated in the warm months when temp labor activity is at its peak, and lower borrowing in the winter when there is less demand for temporary workers. Our sole remaining temp labor loan bears an average interest rate of 20.0%, payable weekly and secured by all assets of the borrower (primarily accounts receivable). The loan is also personally guaranteed up to $100,000 by an owner of the borrower. We are currently working with this borrower to move the accounts receivable funding to a more traditional lender, and we anticipate that this last temp labor borrower will find replacement funds at more attractive rates than we are willing to offer sometime in the next twelve months. Once our last temp labor borrower pays off our loan, we will be out of the temp labor business entirely, and we do not anticipate that we will do any more lending to the temp labor industry. If or when our temporary labor borrower pays off our loan, we will use the funds to expand our lending capacity in the real estate contract receivable business, or will use the funds to purchase additional real estate contracts.

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

         The results of operations for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

(a)      Exhibit No.    Description
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

TEMPORARY FINANCIAL SERVICES, INC.


/s/John R. Coghlan   President, Principal Executive Officer              John R. Coghlan             November 7, 2003
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                               Printed Name                     Date


/s/Brad E. Herr          Secretary, Principal Financial Officer           Brad E. Herr               November 7, 2003
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                               Printed Name                     Date

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


Date: November 7, 2003

/s/ John R. Coghlan
------------------------------------------------------------
John R. Coghlan, President and Principal Executive Officer

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


Date: November 7, 2003

/s/ Brad E. Herr
-----------------------------------------
Brad E. Herr, Principal Financial Officer