Form 10KSB
period 2003-12-31
TEMPORARY FINANCIAL SERVICES INC
filed 2004-03-30
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

[x]       ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
          OF 1934

                  For the annual period ended December 31, 2003

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ___________.

                        Commission File Number: 333-60326
                       TEMPORARY FINANCIAL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)


         Washington                                           91-2079472
--------------------------------------------------------------------------------
  (State or other jurisdiction                              (IRS Employer
of incorporation or organization)                       Identification Number)


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

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past ninety days.              Yes [x]    No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III or any amendments to this Form
10 KSB.                                                         Yes [x]    No[ ]

The Registrant generated revenues for year ending December 31, 2003 of: $440,961

The Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was
sold, as March 16, 2004, was:                                         $1,633,635

The number of shares of common stock outstanding on March 16, 2003 was: 737,280

Documents incorporated by Reference:                                        None

Transitional Small Business Disclosure Format.                  Yes [ ]    No[x]


                                 10-KSB Page 1

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

      As of December 31, 2003, we have loans outstanding to two temporary labor businesses totaling $339,621. This amounts to 17% of loans outstanding at December 31, 2003.

      During 2002, we sold off our interests in two temporary labor offices, and at December 31, 2002 and 2003, we no longer owned interests in any temporary labor offices. We originally invested a total of $12,000 in Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and $11,250 in Temps Unlimited of Nebraska, LLC doing business as ValuStaff in 2001. In each instance, we received an 18% equity stake in the business. During 2002, we determined that the organization of Staffing on Demand and ValuStaff as member managed limited liability companies created a larger than expected risk to the Company since control of the businesses did not rest with a single individual or entity and operational issues were not being adequately addressed. After unsuccessfully working to resolve the control issue, we elected to sell the interests to an affiliated newly formed LLC controlled by two officer/directors of the company. The sales of our interests in Staffing on Demand and ValuStaff were discussed and approved by the shareholders at the annual shareholders meeting held on August 1, 2002, and were approved by the Board of Directors following the shareholders meeting.

      In addition to the sale of our interests in the two temporary labor businesses, we also reduced the level of loans to temporary labor businesses. During 2002, we found that some of our borrowers and prospective borrowers could obtain funding at lower rates from more traditional lenders. We were not willing to lend to these borrowers and prospective borrowers at lower rates. Faced with the decision of reducing rates or losing business, we elected to maintain our rates and accept the consequence that we would lose business as a result. At the beginning of 2002, we had five temporary labor business borrowers. At the end of 2002, we were only financing accounts receivable for two temporary labor businesses, and one of these terminated its borrowing relationship in February, 2003. At this time, we provide accounts receivable financing to only one temporary staffing firm and are no longer actively seeking new temporary business borrowers.

                                 10-KSB Page 2

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

      In November, 2003, TFS distributed 737,280 shares of its Genesis common stock as a dividend to our shareholders on the basis of one share of Genesis for each one share of TFS owned. This dividend had the effect of taking Genesis public.

      With the change in business focus away from temporary labor accounts receivable financing, we continue to devote substantial energy and capital to the seller financed real estate contract receivable business. At December 31, 2003, we had loans outstanding to Genesis Financial, Inc. of $1,704,985 for financing inventory purchases of seller financed real estate contracts, and we have also started acquiring interests in seller financed real estate receivable contracts for our own account.

      We also continue to review other business opportunities as they are presented to us for evaluation. During 2004, we will continue to focus on growing the value of our interest in Genesis Financial, Inc., and we will actively seek other business opportunities in the coming year.

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

      At this time, our primary lending activities are directed toward the business of Genesis Financial, Inc. We provide Genesis with a $2,000,000 secured line of credit that allows Genesis to acquire seller financed real estate receivable contracts. Given our capital structure, we are not in a position to solicit other borrowers in this field. Our affiliation with Genesis and the existing line of credit agreement presently provide us with a captive market for our lending activities. Our primary competition for our Genesis loan comes from other traditional lenders, and individual investors. We are working with Genesis to transition our line of credit to a new bank line of credit or other form of financing. At this time, we are moving to diversify our asset base by acquiring interests in seller financed real estate contracts brokered through Genesis. If Genesis is able to replace our line of credit with other financing arrangements, we will accelerate our acquisition of additional seller financed real estate contracts and will continue to seek other business opportunities.

                                 10-KSB Page 3

      RELIANCE ON A FEW MAJOR CUSTOMERS. Our lending business is now limited to only two customers (three at December 31, 2002), and we are focusing our available capital and our business development efforts on growing the business of Genesis Fiancial, Inc., a company in which we hold a 9.1% equity stake. Our reliance on Genesis for the majority of our lending business increases the risk of our loan portfolio. Should the business of Genesis suffer a downturn, their ability to repay amounts borrowed from us could be impacted. We have a first position security interest in all assets of Genesis, and we believe that the real property assets underlying the real estate contracts are more than adequate to protect our interests.

      GOVERNMENTAL REGULATION. Our lending business is not presently subject us to any significant governmental regulations. We do not make direct real estate loans and are not subject to consumer protection statutes relating to real estate loans, nor are we a bank or financial institution. To the best of our knowledge, we are in compliance with all applicable tax and securities rules and regulations that apply to our business as presently conducted.

      EMPLOYEES. As of December 31, 2003, the Company has one full time employee and one part time employee.

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

      We anticipate that we will hold an annual shareholders meeting sometime in May or June, 2004. In connection with the annual meeting, the Company will provide at its cost, a copy of this Annual Report on Form 10-KSB, including audited financial statements, and a Proxy Statement addressing matters to be voted on at the annual shareholders meeting.

ITEM 2.     DESCRIPTION OF PROPERTY.

      FACILITIES. Effective June 1, 2001, we entered into a three year lease for 1,425 square feet of office space in a professional office building in Spokane, Washington. As presently staffed, we have more space than we need. In October, 2003, we entered into discussions with Genesis Finance, Inc., an affiliated company, about connecting our adjoining offices and reallocating some of TFS space to Genesis. This was done in early 2004 and Genesis has agreed to pay all of the lease costs on the combined space provided we continue to share other


                                 10-KSB Page 4
office expenses. Our lease will expire on May 31, 2004, at which time Genesis will either renew the lease in its name or continue to pay on a month to month basis.

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

ITEM 3.     LEGAL PROCEEDINGS.

      A lawsuit was filed in the fourth quarter 2002 by Labor Ready under the following caption: Labor Ready, Inc., Labor Ready Northwest, Inc., Labor Ready Midwest, Inc, and Labor Ready Southwest, Inc., (collectively "Labor ready") as plaintiffs, vs. Glenn Welstad, Welstad Family LLC, TEMPORARY FINANCIAL SERVICES, INC., TEMPS UNLIMITED, INC., TEMPS UNLIMITED OF MINNESOTA LLC, Temps Unlimited of Nebraska LLC, Anytime Labor LLC, Everyday Staffing LLC, and Temp Services of Arkansas LLC, as defendants.

      The suit was filed in the Superior Court of the State of Washington in and for Pierce County, Cause Number 02-2-12031-3, alleging that the defendants are collectively engaged in a conspiracy to illegally compete against Labor Ready. In February, 2004, the parties successfully mediated the dispute and all claims and counterclaims were settled. TFS will contribute $33,334 to a settlement fund to obtain dismissal of the action and the settlement paperwork is expected to be filed with the court in April, 2004. Upon filing, this matter will be resolved.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of the security holders during the quarter ended December 31, 2003. It is anticipated that the Company will hold its annual shareholder meeting sometime in May or June, 2004.


                                 10-KSB Page 5

                                   FORM 10-KSB
                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company closed its initial public offering in April, 2002. Since closing the public offering, the Company's securities have traded in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol TPFS. The following table sets out the range of high and low bid prices for the common stock for the periods presented.

                                             Bid Information
Quarter Ended                           High                Low
-------------                           ----                ---
June 30, 2002                           $7.00               $6.00
September 30, 2002                      $6.10               $5.00
December 31, 2002                       $5.00               $3.50
March 31, 2003                          $4.05               $3.85
June 30, 2003                           $4.00               $3.50
September 30, 2003                      $5.00               $3.50
December 31, 2003                       $5.80               $4.50

The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions. At December 31, 2003, the Company had eighty-two shareholders of record of its common stock, and the Company estimates that it has approximately ninety-five total shareholders, including beneficial owners. The Company has paid no cash dividends on its common stock and it does not intend to pay cash dividends on its common stock in the near future. In November, 2003, the Company paid a dividend through distribution of 737,280 shares of Genesis Financial, Inc. common stock valued at $1.00 per share.

We did not sell any additional shares in 2003.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The Company was organized in October, 2000, and began operations in the second quarter of 2001.

RESULTS OF OPERATIONS. As of December 31, 2003, we had loans outstanding of $2,044,606, with two businesses. The following table provides borrower information, affiliate status and outstanding balances as of December 31, 2003.

--------------------------------------------------------------------------------
                            Temporary Staffing Businesses
      Business Name                Affiliate Status          Loan Balance
      -------------                ----------------          ------------
    Everyday Staffing                 Independent             $  339,621

               Seller Financed Real Estate Receivables Businesses

Genesis - Contract's Financed     Affiliated (9.1%)            1,704,985
                                                               ---------
Total loans outstanding                                       $2,044,606
                                                              ==========
--------------------------------------------------------------------------------


                                 10-KSB Page 6

 YEARS ENDED DECEMBER 31, 2003 AND 2002.

      REVENUES. In the year ending December 31, 2003, the Company generated aggregate revenues of $440,961 compared to $340,011 in the year earlier period. The increase in revenues is attributable to the $127,042 gain on dividend distribution that occurred in November, 2003. Overall, the company is limited in the amount of revenue that it is able to generate due to our limited capital base. In 2003, we saw a higher percentage of revenue derived from investment income as opposed to accounts receivable loan fee income due to the refocusing of the business on lending to Genesis Financial, Inc. and the falloff of loans to temporary staffing businesses. The average rate of return on investments is less than the average rate of return on accounts receivable financing due to lower risk.

      In the year ended December 31, 2003, we generated $22,500 in accounting fee income compared to $35,000 in 2002. The decrease in accounting fee income in 2003 resulted from our conscious choice to focus on focus on real estate contract financing and the corresponding falloff in the number of temporary staffing business borrowers and loss of their accounting service business.

      We expect that our investment income in 2004 will continue to increase. We also expect that our income from accounts receivable financing will increase due to increased borrowings from our sole remaining accounts receivable borrower. As noted under Liquidity, below, our ability to increase revenues from lending activities and investment activities will be limited by the amount of capital available. We will need to increase our capital base in 2004 to meet expected levels of operations.

      OPERATING EXPENSES. Operating expenses totaled $403,438 in 2003 compared with $369,189 in 2002. The increase relates to increased interest expense, $89,932 in 2003 compared to $41,790 in 2002, due to increased borrowings. Legal costs also increased, $77,840 in 2003 compared to $69,405 in 2002, due to added costs of defense of the Labor Ready litigation. Compensation costs decreased in 2003, $123,092 in 2003 compared to $167,754 in 2002, as we restructured our personnel costs to better match our current business model. Our investment activities are less labor intensive than accounts receivable financing and this allowed us to eliminate some personnel costs.

      GAIN FROM OPERATIONS. We generated a gain from operations of $37,523 in 2003, compared to loss from operations of $29,178 in 2002. The gain in 2003 is a direct result of the gain generated from the dividend distribution in November, 2003. This was a one time distribution and is not a recurring source of revenue.

      OTHER EXPENSE.

      EQUITY IN LOSSES OF AFFILIATES. We currently own approximately 9.1% of Genesis Financial, Inc. Prior to November, 2003, we owned 45% of Genesis, but in November, we distributed 737,280 of our shares to our shareholders in a dividend distribution. We account for our investment under the equity method of accounting and report our pro rata share of Genesis' net income or loss in the period in which the income or loss is reported by Genesis. For the year ended


                                 10-KSB Page 7

December 31, 2003, Genesis generated gross revenues of operating revenues of $454,058. Selling, general and administrative expenses totaled $578,080 producing a net loss of $124,022 for the year. As a result of the dividend distribution, and the flow through losses from Genesis recorded in 2003, our equity basis in the Genesis investment has been reduced to zero and we have deferred $20,484 in additional losses that exceed our basis in the investment. At December 31, 2003, we hold 145,720 shares of Genesis common stock with a zero basis.

LIQUIDITY AND CAPITAL RESOURCES.

      At December 31, 2003, we have loans to temporary labor businesses outstanding in the amount of $339,621 and a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $1,704,985. We expect the amount of funds loaned to temporary labor businesses to increase in 2004, and the amount of funds loaned to Genesis to increase in 2004. The Genesis secured warehousing line of credit bears interest at 8% and the line expires December 31, 2004.

      At December 31, 2003, cash and cash equivalents amounted to $64,098 and the balance available on our line of credit with an officer and director amounted to approximately $450,000. We will continue to monitor our needs for capital to loan and will attempt to match availability with demand. At this time, our existing cash position and our availability under the line of credit are not sufficient to support our anticipated business operations for the next twelve months. It is anticipated that more capital will be required to meet our needs and the company is exploring funding alternatives. No assurances can be given that the company will be able to find the capital it needs or if found, that the terms will be acceptable.

      On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. The suit alleged, among other things, that TFS and our affiliated companies were illegally conspiring to compete against Labor Ready in the temporary labor business. Defense costs of the litigation significantly impacted operations in 2003, aggregating approximately $50,000 for the year. In February, 2004, the dispute was mediated and settled. TFS has contributed $33,334 to a settlement fund to resolve the matter and it expected that the case will be dismissed in April, 2004. While management continues to maintain that the Labor Ready claims were unsupportable, the continuing costs of litigation would have been significant and we believe that the settlement is in the best interests of all shareholders.

      During 2003, we increased our investment holdings to $1,055,915. The corresponding investment assets have terms between two and three years. We intend to hold these investments to maturity. We also intend to purchase additional investment assets when such purchases can be made at attractive returns. This will increase our need for capital.


                                 10-KSB Page 8

PART II, ITEM 7.  FINANCIAL STATEMENTS.













TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS AND
INDEPENDENT AUDITORS' REPORT

DECEMBER 31, 2003 AND 2002













                                 10-KSB Page 9

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

CONTENTS
================================================================================

                                                                                                     Page


FINANCIAL STATEMENTS

     Balance sheet                                                                            10-KSB - 14

     Statement of income                                                                      10-KSB - 15

     Statement of stockholders' equity                                                        10-KSB - 16

     Statement of cash flows                                                                  10-KSB - 17

     Notes to financial statements                                                 10-KSB - 18 through 23



                                 10-KSB Page 10

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
Temporary Financial Services, Inc.
Spokane, Washington


We have audited the accompanying balance sheets of Temporary Financial Services, Inc. as of December 31, 2003 and 2002, and the related statements of income, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial
statements referred to above present fairly, in all material respects, the financial position of Temporary Financial Services, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.



                                               /s/ LeMASTER & DANIELS PLLC
                                               Certified Public Accountants



Spokane, Washington
February 27, 2004

                                 10-KSB Page 11

Independent Auditors' Report


Temporary Financial Services, Inc.
-------------------------------------------------------------------------------------------------------------
BALANCE SHEETS
=============================================================================================================

                                                                                        December 31,
                                                                              -------------------------------
                                                                                  2003                2002
                                                                              -----------         -----------

Assets
CURRENT ASSETS:
     Cash and cash equivalents                                                $    64,098         $   547,210
     Securities available for resale                                                   --              80,600
     Accounts receivable                                                            9,628              13,452
     Prepaid expenses                                                               1,877               1,877
     Loans receivable:
         Affiliates                                                             1,704,985           1,055,525
         Others                                                                   339,621             413,768
                                                                              -----------         -----------
            Total current assets                                                2,120,209           2,112,432

OTHER ASSETS:
     Investment in affiliated company                                                  --             618,635
     Investment in real estate contracts receivable                             1,055,915              90,250
                                                                              -----------         -----------
         Total other assets                                                     1,055,915             708,885

FURNITURE & EQUIPMENT, less accumulated
     depreciation of $7,114                                                            --              29,173
                                                                              -----------         -----------
                                                                              $ 3,176,124         $ 2,850,490
                                                                              ===========         ===========
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                      $ 1,558,404         $   542,425
     Accounts payable                                                               5,224               4,914
     Accrued expenses                                                               8,837               3,338
                                                                              -----------         -----------
         Total current liabilities                                              1,572,465             550,677
                                                                              -----------         -----------

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         737,280 issued and outstanding                                               737                 737
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         none issued                                                                   --                  --
     Additional paid-in capital                                                 1,762,032           2,499,312
     Retained earnings (deficit)                                                 (159,110)           (200,236)
                                                                              -----------         -----------
         Total stockholders' equity                                             1,603,659           2,299,813
                                                                              -----------         -----------

                                                                              $ 3,176,124         $ 2,850,490
                                                                              ===========         ===========

See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------------------

                                 10-KSB Page 12



TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------------------------------------
STATEMENTS OF INCOME
=============================================================================================================

                                                                                   Year Ended December 31,
                                                                              -------------------------------
                                                                                 2003                 2002
                                                                              -----------         -----------
REVENUE:
      Loan and related fees:
          Affiliates                                                          $     4,062         $    93,185
          Other                                                                    51,955              24,860
      Consulting and joint venture fees                                            21,150             125,000
      Interest and investment income                                              208,863              61,966
      Accounting fees and other income                                             22,500              35,000
      Gain on dividend distribution                                               127,042                   -
      Gain on sale of assets                                                        5,389                   -
                                                                              -----------         -----------
                                                                                  440,961             340,011
                                                                              -----------         -----------
OPERATING EXPENSES:
      Compensation and related expenses                                           123,092             167,754
      Rent                                                                         21,919              15,338
      Legal and professional                                                       77,840              69,405
      Interest expense - related party                                             89,932              41,790
      Office expense                                                               11,858              22,884
      Other expense                                                                78,797              52,018
                                                                              -----------         -----------
                                                                                  403,438             369,189
                                                                              -----------         -----------
GAIN (LOSS) FROM OPERATIONS                                                        37,523             (29,178)

OTHER EXPENSE
      Losses on sale of affiliates                                                      -             (23,673)
      Equity in gains (losses) of affiliates                                        3,603             (31,715)
                                                                              -----------         -----------
                                                                                    3,603             (55,388)

INCOME (LOSS) BEFORE INCOME TAXES                                                  41,126             (84,566)

INCOME TAX BENEFIT                                                                      -                   -
                                                                              -----------         -----------

NET INCOME (LOSS)                                                             $    41,126         $   (84,566)
                                                                              ===========         ===========

BASIC INCOME (LOSS) PER SHARE                                                 $      0.06         $     (0.11)
                                                                              ===========         ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                                        732,280              72,280
                                                                              ===========         ===========


See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------------------


                                 10-KSB Page 13


TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------------------------------------
Statements of Stockholders' Equity
=============================================================================================================

                                                                 Additional     Retained
                                                   Common         Paid-in       Earnings
                                                   Stock          Capital       (Deficit)            Total
                                                -----------    -----------    -----------         -----------

BALANCES, DECEMBER 31, 2001                             350        749,650       (115,670)            634,330

      Common stock issued for cash:
          337,280 shares in an initial public
              offering at $5.00 per share, net
              of offering expenses                      337      1,499,712             --           1,500,049
      Exchange of 50,000 shares of
          common stock for 250,000 shares
          of Genesis Financial, Inc.                     50        249,950             --             250,000


      Net loss for the year                              --             --        (84,566)            (84,566)
                                                -----------    -----------    -----------         -----------

BALANCES, DECEMBER 31, 2002                             737      2,499,312       (200,236)          2,299,813

      Dividend                                     (737,280)      (737,280)

      Net income for the year                            --             --         41,126              41,126
                                                -----------    -----------    -----------         -----------

BALANCES, DECEMBER 31, 2003                     $       737    $ 1,762,032    $  (159,110)        $ 1,603,659
                                                ===========    ===========    ===========         ===========

See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------------------

                                 10-KSB Page 14


TEMPORARY FINANCIAL SERVICES, INC.
-------------------------------------------------------------------------------------------------------------
Statements of Cash Flows
=============================================================================================================

                                                                                   Year Ended December 31,
                                                                                -----------------------------
Increase (Decrease) in Cash                                                      2003                  2002
                                                                                 ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                       $    41,126           $ (84,566)
      Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
              Depreciation                                                          6,136               5,131
              Settlement expense paid in Genesis stock                             12,000                   -
              Gain on dividend distribution of Genesis Stock                     (127,042)                  -
              Equity (gains) losses in affiliates                                  (3,603)             31,715
              Loss from sale of affiliates                                              -              23,673
              Decrease (increase) in accounts receivables                           3,824             (15,289)
              Decrease in deferred registration costs                                   -              56,218
              Increase (decrease) in accounts payable                                 310              (5,560)
              Increase (decrease) in accrued expenses                               5,499                (550)
                                                                              -----------         -----------
                  Total adjustments                                              (102,876)             95,338
                                                                              -----------         -----------
                  Net cash provided (used) in operating activities                (61,750)             10,772
                                                                              -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
      Investment in affiliates                                                          -            (491,100)
      Proceeds from sale of affiliates                                                  -              68,782
      Increase in loans receivable, net                                          (575,313)         (1,063,212)
      Increase in investments in real estate contracts                           (965,665)            (90,250)
      Sale (purchase) of securities available for sale                             80,600             (80,600)
      Reductions (additions) to furniture and equipment                            23,037             (10,769)
                                                                              -----------         -----------
          Net cash used in investing activities                                (1,437,341)         (1,667,149)
                                                                              -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Proceeds from line of credit, net                                         1,015,979             441,466
      Sales of stock for cash                                                           -           1,500,049
                                                                              -----------         -----------
          Net cash from financing activities                                    1,015,979           1,941,515
                                                                              -----------         -----------

NET INCREASE (DECREASE) IN CASH                                                  (483,112)            285,138
CASH, BEGINNING OF PERIOD                                                         547,210             262,072
                                                                              -----------         -----------
CASH, END OF PERIOD                                                           $    64,098         $   547,210
                                                                              ===========         ===========

-------------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
      Exchange of 50,000 shares of common stock for
          250,000 shares of Genesis Financial, Inc. common.                   $         -         $   250,000
                                                                              ===========         ===========
      Settlement expense paid in stock                                             12,000                   -
                                                                              ===========         ===========
      Gain on dividend distribution                                               127,042                   -
                                                                              ===========         ===========
      Cash payments of Interest                                               $    85,192         $    40,764
                                                                              ===========         ===========

See accompanying notes to financial statements.
-------------------------------------------------------------------------------------------------------------

                                 10-KSB Page 15

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Organization:

For the year ended December31, 2003, the accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000. For the year ended December 31, 2002, the financial statements are those of Temporary Financial Services, Inc. and its wholly-owned subsidiary, Temps Unlimited, Incorporated, which was incorporated in Washington State on October 31, 2000. During 2003, Temps Unlimited, Inc. was liquidated and at December 31, 2003, the Company had no subsidiaries. References to the company refer to Temporary Financial Services, Inc. in 2003 and to both Temporary Financial Services, Inc. and Temps Unlimited, Inc. in 2002. Both companies report on a fiscal year ending December 31. The Company's operations consist of financing and other services for the temporary employment services industry and financing the purchase of real estate contracts receivable through an affiliated business.

During the year ended December 31, 2002, the Company sold off its minority interests in two temporary staffing businesses, and is no longer engaged in ownership of temporary staffing businesses.

Summary of Significant Accounting Policies:

Principles of consolidation - For the year ending December 31, 2002, the consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All material intercompany accounts and transactions are eliminated in consolidation.

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

Cash - Cash consists of demand deposits, including interest-bearing accounts, held in three banks.

Deferred stock offering costs - Legal and other fees and costs incurred in connection with the Company's initial public stock offering were deferred in the year ended December 31, 2001. The initial public offering closed in April, 2002, and the costs incurred in connection with the offering, were deducted from the offering proceeds and reduced additional paid-in capital in the year ended December 31, 2002.

Office furniture and equipment - Office furniture and equipment are stated at cost. Depreciation is computed using the straight-line method over an estimated useful life of seven years. During the year ended December 31, 2003, the company sold its fixed assets to an affiliated party, and no longer holds fixed assets.


                                 10-KSB Page 16

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):
--------------------------------------------------------------------------------

Revenue recognition - The Company generates revenues from loan fees, loan administration fees, fee based accounting services, and joint venture and consulting services. The Company recognizes loan fees at the time the loan amounts are advanced to borrowers. Loan administration fees are set at a weekly fixed amount and are recognized as earned at the end of the week to which the loan administration fee applies. Loan advances are typically made on a weekly basis to temporary staffing borrowers, and the amount of the advance is netted against the applicable loan fees and loan administration fees. Fee based accounting services are typically charged at a monthly fixed rate, and are invoiced as income at the end of the month in which the services are performed. Joint venture revenues are recognized when receive.

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

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At December 31, 2003, management determined that no allowance for loan losses was necessary.

Investments in affiliates - The Company's minority investments in affiliated limited liability companies were reported using the equity method. The Company's share of earnings and losses of the affiliates were reported as income or expense in the period in which the earnings or losses are incurred. In 2002, the Company sold its interests in its temporary staffing businesses, and at December 31, 2002 and 2003, the only affiliated business being reported using the equity method was the investment in Genesis Financial, Inc., the affiliated business engaged in purchasing and selling real estate receivables contracts.

Income tax - For 2002, the Company filed a consolidated federal income tax return with its subsidiary. Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented.


                                 10-KSB Page 17

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

From June 1, 2001 through December 31, 2002, the Company provided an officer/stockholder with office space and support under an informal arrangement at the rate of $500 per month. This arrangement was discontinued as of December 31, 2002.

During 2002 the Company purchased professional services of an officer/director at a cost of $45,219. No amounts were paid to the officer/director for professional services in 2003.

As discussed in note 3, the Company had loans receivable from affiliates totaling $1,704,985 and $1,055,525 at December 31, 2003 and 2002, respectively.

At December 31, 2003, the Company had a $2,000,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $89,932 and $40,764 was incurred in 2003 and 2002, respectively.

In December, 2003, an officer/director of the company purchased all of the company's fixed assets for $23,037, the net book value of the assets at the time of purchase. The Board of Directors, with the officer/director abstaining, agreed that the net book value was at least as great as the market value of the assets at the date of sale and considered the price to be fair. The assets were sold to position the company for possible acquisition at some time in the future. Effective January 1, 2004, TFS will pay equipment rent to the officer/director valued at $500 per month through the exchange of office space at a comparable value

NOTE 3 -- LOANS RECEIVABLE:
--------------------------------------------------------------------------------

The Company provides short-term financing for temporary staffing businesses and an affiliated business engaged in purchasing and selling real estate receivable contracts.

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the year ended December 31, 2003, the Company incurred no loan losses and there were no impaired loans outstanding at December 31, 2003. At December 31, 2003, the Company had reduced its temporary staffing loan business to a single customer and does not intend to actively pursue this type of business in the future.

Financing provided to the Company's affiliated real estate contract receivable borrower is made against a secured warehousing line of credit agreement. The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the contract receivable agreements and appraisals to maintain a comfort level regarding adequacy of the borrower's collateral base. For the year ended December 31, 2003, the Company incurred no loan losses and there were no loans outstanding at December 31, 2003 against which the Company had reserved for expected losses.

At December 31, 2003 and 2002, the Company had no outstanding commitments for undisbursed loans.



                                 10-KSB Page 18

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In 2001, the Company, through its wholly owned subsidiary, Temps Unlimited, Incorporated, made minority (18%) investments in two start-up temporary labor dispatch offices. The two companies, Temps Unlimited of Minnesota, LLC doing business as Staffing on Demand, and Temps Unlimited of Nebraska, LLC, doing business as ValuStaff, were formed as limited liability companies. During 2002, the Company sold its interests in both temporary staffing businesses, and recognized an aggregate loss on sale of $23,673. As of December 31, 2002, the Company no longer holds any interest in temporary staffing businesses.

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share. The convertible debt was converted to common stock in 2002. The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis Financial, Inc. common stock with a fair value of $250,000. As a result of these transactions, at December 31, 2002, the Company owned 1,000,000 (45%) of the total outstanding stock of Genesis Financial, Inc.

On November 28, 2003, the Company distributed 737,280 shares of its Genesis common stock as a dividend to its shareholders. The dividend shares were valued at $1.00 per share and resulted in a gain on the distribution that has been reflected in the income statement at December 31, 2003. In addition, the Company disbursed 12,000 shares of its Genesis common stock to the Company's underwriter (and $22,000 cash), in settlement of its underwriter's warrants.

In accordance with the initial funding agreement, a portion of the Company's Genesis common stock was also subject to a clawback based on certain performance requirements. In December, 2003, the Company and Genesis mutually agreed to accelerate the clawback for inclusion in the 2003 financial statements and 105,000 of the Company's Genesis shares were cancelled. As a result of these transactions, at December 31, 2003, the Company owned 145,720 shares of Genesis common stock (approximately 9.1% of total outstanding shares of Genesis). The Company continues to report the Genesis investment on the equity method because of the continuing close relationship of the companies and the line of credit that Temporary Financial Services, Inc. provides to Genesis.

At December 31, 2003, the accumulated losses in equity of affiliates exceeds the cost basis of the remaining Genesis shares (145,720 shares) that the Company holds. The Company will not record any further losses in equity of affiliates on the Genesis shares until the net basis of the shares held exceeds the aggregate losses previously recorded. At December 31, 2003, the carrying value of the Genesis shares is -0-. The amount of deferred equity losses in affiliates at December 31, 2003 was $20,484.

NOTE 5 -- LINE OF CREDIT:
--------------------------------------------------------------------------------

At December 31, 2003 and 2002, the Company had an outstanding balance of $1,558,404 and $542,425, respectively, payable against a line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. At December 31, 2002, the maximum limit on the line of credit was $1,500,000. The line limit was increased to $2,000,000 in 2003, and in February, 2004, the line was extended and the credit limit increased to $2,500,000. The line-of-credit agreement now expires on December 31, 2004 and any outstanding balance is due on that date.


                                 10-KSB Page 19

At December 31, 2003 and 2002, the Company was owed $1,704,985 and $1,055,525, respectively, by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. The line is personally guaranteed by one principal of the borrower. The line of credit bears interest at the rate of 8%. The line of credit has been extended through December 31, 2004. As of December 31, 2003, the Company has not established any reserve for losses on its line of credit with Genesis.

The TFS line of credit is secured by underlying contracts and properties held by Genesis. At December 31, 2003, the Genesis held twenty-six contracts and five properties in inventory with an aggregate cost of $1,795,016. Of the twenty-six contracts and five properties owned, seventeen were residential properties or contracts with an aggregate cost of $622,391, five contracts were commercial properties or contracts with an aggregate cost of $525,858, four were land or land contracts with an aggregate cost of $462,023, and two were business notes with an aggregate cost basis of $118,747. Included in these amounts are five properties obtained through foreclosure with an aggregate cost basis of $316,062. Properties owned (REO's) are included in inventory and are available for sale. Two of the residential contracts held with an aggregate cost basis of $58,339 were delinquent at December 31, 2003. On an aggregate basis, the market values of each category of contracts (residential, commercial, land, and business notes) exceed the cost basis of the contracts and no adjustments to lower of cost or market were necessary at December 31, 2003.

In addition to the contracts, Genesis was co-developer with a first lien position in two modular home and lot projects. Genesis provides capital to complete the projects and the joint developer manages the development projects. Upon completion and sale of each development project, Genesis will receive 80% of the gross profit after recovery of the development costs. As of December 31, 2003, the two projects in process were carried at the cost basis of $247,625 and the properties are currently available for sale.

By contract category, 9% of the residential contracts were delinquent. On an aggregate basis, 23% of the contracts in inventory were delinquent or had been foreclosed at or prior to December 31, 2003. The estimated net recovery values of these delinquent and foreclosed properties exceed Genesis' cost basis in the contracts and no loss reserves have been established for the delinquent properties at December 31, 2003.

In the aggregate, TFS is secured by properties with an aggregate cost basis of $2,042,641. The loan balance at December 31, 2003 was $1,704,985.


NOTE 6 -- CAPITAL STOCK:

Through December 31, 2002, the Company completed two unregistered private placements of common stock, an initial public offering and distributed 50,000 shares of its common stock in exchange for 250,000 shares of Genesis Financial, Inc. These transactions are discussed below.

Private Placements:

A total of 250,000 shares were subscribed and payment in full had been received by December 31, 2001. The gross proceeds from the private placements amounted to $650,000.

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

As of the offering termination date of March 31, 2002, the Company had sold 337,280 shares in the public offering raising gross offering proceeds of $1,686,400. After payment of offering expenses and underwriters' commissions, the Company netted $1,500,049 from the public offering.


                                 10-KSB Page 20

Exchange of Stock with Genesis.

In conjunction with the Company's investment in Genesis Financial, Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes. As discussed in Note 4, in 2003, the Company distributed 737,280 shares of Genesis common stock as a dividend to its shareholders. At December 31, 2003, the Company continued to hold 145,720 shares of Genesis common stock for investment.

No other stock transactions occurred in 2003 and at December 31, 2003, the Company had 737,280 shares issued and outstanding.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated tax-basis net operating income of approximately $40,000 for the year ended December 31, 2003, and aggregate losses since inception of approximately $150,000. These losses are available for carryover to offset future taxable income through 2022.

At December 31, 2003, the Company had a $37,500 deferred tax asset relating to the operating loss carryovers. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. For the year ended December 31, 2003, the income tax benefit differed from the $37,500 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. Following are the future commitments under the leases as of December 31, 2003:
                           2004                                 8,000


NOTE 9 - SUBSEQUENT EVENT:
--------------------------------------------------------------------------------

In February, 2004, the Company participated in a mediation process regarding the claims of Labor Ready, Inc. against Temporary Financial Services, Inc. and its affiliates, and other parties, and the claims of Temporary Financial Services, Inc. against Labor Ready, Inc. As a result of the arbitration, the Company agreed to contribute $33,334 to a settlement fund in order to end the litigation. The offer of settlement was accepted by all of the parties and documents are in process that will end the litigation. It is anticipated that the settlement documents will be signed and filed with the court sometime in April, 2004. As a result of the settlement, the Company will have no further litigation defense obligations. The Company has deposited its settlement payment with defense counsel. The settlement obligation arose in 2004. No accrual of this amount was reflected at Decemebr 3, 2004.


                                 10-KSB Page 21

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

                                   FORM 10-KSB
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our Management and key personnel:

      JOHN R. COGHLAN, age 60, is President of the Company and serves as Chairman of the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100 % owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan's children and grand children.

      BRAD E. HERR, age 49, is Secretary, Chief Operating Officer and a Director. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. From 1993 through 1996, Mr. Herr practiced law in the firm of Brad E. Herr, P.S. From June 1996 through June 2001, Mr. Herr was employed at AC Data Systems, Inc. (AC Data) in Post Falls, Idaho. During this period at AC Data Systems, Mr. Herr held the position of Director of Finance (1996 through 1998) and Vice-President
- Business Development (1998 through June, 2001). AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

      In June, 2001, Mr. Herr left employment at AC Data Systems to pursue other business opportunities. From June, 2001 through March, 2002, Mr. Herr was employed by Brad E. Herr, P.S., a professional services corporation that he owns. Brad E. Herr, P.S., during this period, provided professional services to Temporary Financial Services, Inc., Temps Unlimited, Inc., and other business clients. In April, 2002, Mr. Herr was hired by the Company as Chief Operating Officer, and from April, 2002 through December 31, 2003, was employed full time by the Company. Mr. Herr also serves as Principal Financial Officer of the Company. On January 2, 2004, Mr. Herr rejoined AC Data Systems as President, and is now working part time for the Company.

      Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana.


                                 10-KSB Page 22

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

         MICHAEL A. KIRK, age 52, is a Director. Mr. Kirk was elected to the Board at the annual shareholder's meeting held on August 1, 2002, and has served in that capacity since his election.

         Mr. Kirk is President and a Director of Genesis Financial, Inc., a company organized in January, 2002 to buy and sell seller financed real estate contracts. The Company owns a 9.1% equity interest in Genesis. Prior to founding Genesis, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate receivable acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan's fiscal year ending in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years. During his tenure with Metropolitan, Mr. Kirk was personally responsible for moving the company from a retail focus to the wholesale markets, and increasing production ranging between 20% and 55% annually 5 years in a row. He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan. He also coordinated Metropolitan's securitization business.

         Mr. Kirk was a Founding Director of the National Association of Settlement Purchasers; served as an Advisor to the National Association of Private Mortgage Purchasers; was voted one of the "Pioneers of the Cash Flow Industry" by a cash flow industry trade publication; received an Honorary Doctorate of Presentations, presented by the Benscheidt Communications Group; and has been a past Keynote Speaker at American Cash Flow Association and the Noteworthy Organization annual conventions.

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

                                 10-KSB Page 23

      Effective December 31, 2002, one of the independent directors, Mr. Greg Lipsker, resigned. As a result of Mr. Lipsker's resignation, the Company currently has only one independent director. Efforts are underway to fill the vacancy left by Mr. Lipsker's resignation, and the Company expects that it will have a second independent director identified in time for the annual shareholders meeting to be held in May or June, 2004.

      C. EUGENE OLSEN, age 62, accepted a position as an independent Director of the Company in October, 2001. Mr. Olsen has over fifteen years experience in public accounting, with seven years as a partner in the Spokane, Washington office of an international CPA firm. From 1995 through 2002, Mr. Olsen has served as Chief Financial Officer for Dellen Wood Products, Inc. in Spokane Washington. In 2002, Mr. Olsen was employed as President of AC Data Systems, Inc. Mr. Olsen also participates in other business ventures for his own account from time-to-time.

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

The Company expects to establish an audit committee and adopt a code of ethics for its executive officers prior to December 31, 2004..


                                 10-KSB Page 24

ITEM 10. EXECUTIVE COMPENSATION.

      The following table sets forth summary information regarding all compensation earned by our Chief Operating Officer during the years ended December 31, 2002 and 2001. No other person earned more than $100,000 during this period.


    Name and                                  Other
Principal Position     Year     Salary    Compensation(1   Total Compensation
--------------------------------------------------------------------------------
Brad E. Herr,          2003   $ 88,000           --            $88,000
COO
--------------------------------------------------------------------------------
                       2002   $ 78,955     $ 45,219           $124,174
--------------------------------------------------------------------------------

Note(1): Other compensation amounts in 2002 were paid to Brad E. Herr, P.S., a professional services corporation solely owned by Brad E. Herr for professional services provided to the company from May 1, 2001 through March 31, 2002. On April 1, 2002, Mr. Herr was employed by the Company at a salary of $9,000 per month. No "other compensation" amounts have been paid to Mr. Herr since he was employed by the Company on a full time basis. On May 1, 2003, Mr. Herr's salary was reduced to $6,500 per month.

      John Coghlan, President, is not currently compensated by the Company for his activities on our behalf.

      At this time, our directors receive no annual compensation or attendance fees for serving as directors. Reasonable directors' fees may be established for attendance at meetings in the future. The Company does not anticipate payment to officers for serving in that capacity, although corporate officers may also serve and will be compensated as employees when appropriate. The Company does not currently provide any employees with any form of benefits other than cash compensation, normal payroll tax benefits, and health insurance. No stock compensation plans have been adopted by the Company.

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

      SECURITY OWNERSHIP OF NON-MANAGEMENT OWNERS. The following table sets forth information about those persons or entities, excluding Management that we know own more than 5% of any class of our voting Shares on December 31, 2002:

                                                           % of Class
Name                                Number of Shares       at 12-31-03
----                                ----------------       -----------
Genesis Financial, Inc.                  50,000               6.8%
200 N. Mullan Road, Suite 213
Spokane, WA 99206


                                 10-KSB Page 25

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

                                                                % of Class
Name                                 Number of Shares           at 12-31-01
----                                 ----------------           -----------

John R. Coghlan                           268,000                  36.4%
200 N. Mullan, Suite 213
Spokane, WA 99206
---------------------------------------------------------------------------
Brad E. Herr                               56,250                   7.6%
200 N. Mullan, Suite 213
Spokane, WA 99206
---------------------------------------------------------------------------
Michael A. Kirk                            50,000                   6.8%
200 N. Mullan, Suite 213
Spokane, WA 99206
---------------------------------------------------------------------------
All Officers and Directors                374,250                  50.8%
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

      The initial capitalization of the company was derived from a private placement of 100,000 shares of common stock sold to officers and directors (the founders' shares) at an offering price of $1.00 per share. In that offering, John Coghlan, Brad Herr and Kristie Jesmore and one other unaffiliated shareholder each purchased 25,000 shares in exchange for $6,250 cash and a promissory note for $18,750 payable in three annual installments of $6,250 each. The promissory notes were paid in full on June 26, 2001 and full payment for the founders' shares has now been received by the Company. At the same time that we were conducting the offering of founders' shares, we also offered 50,000 shares to unaffiliated investors at $1.00 per share payable in cash at the time of investment. This offering was fully subscribed in November, 2000.

      In December, 2000, we offered an additional 200,000 shares of Common Stock at an offering price of $3.00 per share. This offering was fully subscribed on December 31, 2000, and all subscriptions for shares in this private placement were received by January 2, 2001. In this private placement, John Coghlan purchased 55,500 shares and Brad Herr purchased 5,000 shares. In each case, the full $3.00 per share price was paid by the officers and directors in cash, on the same terms as offered to other investors.


                                 10-KSB Page 26

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

      In December, 2003, John R. Coghlan purchased the fixed assets of the Company for book value $23,037, the net book value of the assets at the time of purchase. The Board of Directors, with the officer/director abstaining, agreed that the net book value was at least as great as the market value of the assets at the date of sale and considered the price to be fair. The assets were sold to position the company for possible acquisition at some time in the future.


                                 10-KSB Page 27

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Designation         Description                                     Reference
-----------------   -----------                                     ---------
Item 601 (21)       Subsidiaries of Registrant                      Exhibit 21
Item 601 (31)       Certification of Principal Executive Officer    Exhibit 31.1
                    Certification of Principal Financial and
                    Accounting Officer                              Exhibit 31.2
Item 601 (32)       Certification of Chief Financial Officer        Exhibit 32.1
                    Certification of Chief Financial Officer        Exhibit 32.2

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The prinicpal accountant for the company billed audit and tax fees as set forth in the following table:


                                     2003               2002

Audit Services                  $  24,100           $  27,013
Tax Services                    $   2,720           $   1,385


The company will establish an audit committee prior to Decemebr 31, 2004. In the years ending Decemebr 31, 2003 and 2002, the Company did not have an audit committee and did not apply any pre-approval policies or procedures to the audit and tax services.

                                 10-KSB Page 28

      SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEMPORARY FINANCIAL SERVICES, INC.

/s/ John R. Coghlan                 President                          John R. Coghlan                March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Brad E. Herr                    Secretary                           Brad E. Herr                  March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                               Principal Executive
/s/ John R. Coghlan           Officer and Director                     John R. Coghlan                March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                             Principal Financial and
/s/ Brad E. Herr         Accounting Officer and Director                 Brad E. Herr                 March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Michael A. Kirk                 Director                           Michael A. Kirk                March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ C. Eugene Olsen                 Director                           C. Eugene Olsen                March 30, 2004
--------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date



                                 10-KSB Page 29