Form 10QSB
period 2004-03-31
TEMPORARY FINANCIAL SERVICES INC
filed 2004-05-17
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended MARCH 31, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT

          For the transition period from _____________ to ___________.


                        Commission File Number: 333-60326

                       TEMPORARY FINANCIAL SERVICES, INC.
                       ----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Washington                                            91-2079472
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)


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

                                                        Yes |X|   No |_|


The number of shares of common stock outstanding on April 10, 2003 was: 737,280

Transitional Small Business Disclosure Format.          Yes |_|   No |X|


                                 10-QSB Page 1

                                   FORM 10-QSB

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS.

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------


CONTENTS
--------------------------------------------------------------------------------


                                                                            PAGE
                                                                            ----

Management Statement                                               10-QSB Page 3

FINANCIAL STATEMENTS (Unaudited):

   Balance sheet                                                   10-QSB Page 4

   Statements of income                                            10-QSB Page 5

   Statements of cash flows                                        10-QSB Page 6

   Notes to financial statements                             10-QSB Pages 7 - 11


                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of March 31, 2004, and the related statements of income, and cash flows for the three month periods ended March 31, 2004 and 2003, were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2003, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
May 11, 2004


                                 10-QSB Page 3

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                                  March 31,
ASSETS                                                                              2004
                                                                                -----------
CURRENT ASSETS:
     Cash and cash equivalents                                                  $   204,421
     Securities available for sale                                                       --
     Accounts receivable                                                             14,081
     Federal income taxes                                                                --
     Prepaid Expenses                                                                 1,876
     Loans receivable:
         Affiliates                                                               2,043,052
         Others                                                                     281,930
                                                                                -----------
            Total current assets                                                  2,545,360

OTHER ASSETS:
     Investment in restricted securities                                            250,000
     Investment in real estate contracts receivable                               1,054,465
                                                                                -----------
         Total Other Assets                                                       1,304,465
                                                                                -----------

                                                                                $ 3,849,825
                                                                                ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                        $ 2,255,000
     Accounts payable                                                                13,532
     Accrued expenses                                                                 3,096
                                                                                -----------
         Total current liabilities                                                2,271,628
                                                                                -----------

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         737,280 and 350,000 shares, respectively, issued and outstanding               737
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         none issued
     Additional paid-in capital                                                   1,762,032
     Retained earnings (deficit)                                                   (184,572)
                                                                                -----------
         Total stockholders' equity                                               1,578,197
                                                                                -----------

                                                                                $ 3,849,825
                                                                                ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 4

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                     --------------------------
                                                        2004            2003
                                                     ---------        ---------
REVENUE:
     Loan and related fees:
         Affiliates                                  $      --        $      --
         Other                                          14,772           12,787
     Consulting and joint venture fees                   4,800           21,150
     Interest and investment income                     71,498           26,394
     Accounting fees and other income                    3,000           11,000
                                                     ---------        ---------
                                                        94,070           71,331
                                                     ---------        ---------

OPERATING EXPENSES:
     Advertising                                     $   2,102        $     397
     Compensation and related expenses                  14,936           37,279
     Rent                                                5,522            5,433
     Legal and professional                              6,105           27,373
     Interest expense - related party                   23,632           12,702
     Office expense                                      3,940            3,198
     Other expense                                       5,503           10,027
     Litigation & Settlement Expenses                   57,791               --
                                                     ---------        ---------
                                                       119,531           96,409
                                                     ---------        ---------
LOSS FROM OPERATIONS                                   (25,461)         (25,078)

OTHER EXPENSE
     Equity in losses of affiliates                         --            8,230
                                                     ---------        ---------

LOSS BEFORE INCOME TAXES                               (25,461)         (16,848)

INCOME TAX BENEFIT                                          --               --
                                                     ---------        ---------

NET LOSS                                             $ (25,461)       $ (16,848)
                                                     =========        =========

BASIC LOSS PER SHARE                                 $   (0.03)       $   (0.02)
                                                     =========        =========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING             737,280          737,280
                                                     =========        =========


See accompanying notes to unaudited financial statements.

--------------------------------------------------------------------------------

                                 10-QSB Page 5

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended March 31,
                                                                                  ------------------------------
Increase (Decrease) in Cash                                                          2004               2003
                                                                                  -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                     $   (25,461)       $   (16,849)
     Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                                   --              1,534
            Decrease (increase) in accounts receivables                                (4,453)              (149)
            Increase (decrease) in accounts payable                                     8,308              1,613
            Increase (decrease) in accrued expenses                                    (5,741)             3,959
                                                                                  -----------        -----------
                Total adjustments                                                      (1,886)             6,957
                                                                                  -----------        -----------
                Net cash provided (used) in operating activities                      (27,347)            (9,892)
                                                                                  -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Investment in restricted stock                                                  (250,000)                --
     Equity losses in affiliates                                                           --             (8,230)
     Increase in loans receivable, net                                               (280,376)          (126,876)
     Decrease (increase) in investments in real estate contracts receivable             1,450           (874,750)
                                                                                  -----------        -----------
         Net cash used in investing activities                                       (528,926)        (1,009,856)
                                                                                  -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from line of credit, net                                                696,596            762,572
                                                                                  -----------        -----------

NET INCREASE (DECREASE) IN CASH                                                       140,323           (257,176)
CASH, BEGINNING OF PERIOD                                                              64,098            547,210
                                                                                  -----------        -----------
CASH, END OF PERIOD                                                               $   204,421        $   290,034
                                                                                  ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
     Cash payments of Interest                                                    $    32,036        $    10,854
                                                                                  ===========        ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------


Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000 (the "Company"). The Company has established its fiscal year end to be December 31. The Company's operations consist of the purchase of real estate contracts receivable for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry.

Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and reflect all normal recurring adjustments which, in the opinion of Management of the Company, are necessary for a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2003, and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

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

Contracts receivable held for sale - Real estate contracts held for sale are carried at the lower of cost (outstanding principal adjusted for net discounts and capitalized acquisition costs) or aggregate market value. Gains or losses on sales are recognized for financial reporting and income tax purposes at the time of sale. Interest on these receivables is included in interest income during the period held for resale.


                                 10-QSB Page 7

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At March 31, 2004 management determined that no allowance for loan losses was necessary.

Investments in affiliates - The Company's investment in Genesis Financial, Inc., an affiliated company is reported using the equity method. The Company's share of earnings and losses of the affiliate is reported as income or expense in the period in which the earnings or losses are incurred. Genesis Financial, Inc. is engaged in purchasing and selling real estate receivable contracts. At March 31, 2004, losses recorded under the equity method had fully offset the Company's basis in the investment and the asset was reported for financial statement purposes at a zero carrying value.

Income tax - Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.


                                 10-QSB Page 8

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

As discussed in note 3, the Company had loans receivable from affiliates totaling $2,043,052 at March 31, 2004.

At March 31, 2004, the Company had a $2,500,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $23,632 was incurred in the quarter ended March 31, 2004 and 12,702 was incurred in the quarter ended March 31, 2003.

NOTE 3 -- LOANS RECEIVABLE:
--------------------------------------------------------------------------------

The Company provides short-term financing for an affiliated business engaged in purchasing and selling real estate receivable contracts, and for temporary staffing businesses. The Company provides financing to its affiliated real estate contract receivable borrower against a secured warehousing line of credit agreement. The Company has established lending guidelines that limit loans to 80% of the borrowers cost of the contracts purchased, and the Company periodically reviews the contract receivable agreements and appraisals to maintain a comfort level regarding adequacy of the borrower's collateral base. For the quarters ended March 31, 2004 and 2003, the Company incurred no loan losses and there were no impaired loans outstanding at March 31, 2004 or 2003.

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the quarters ended March 31, 2004 and 2003, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at March 31, 2004 or 2003.

At March 31, 2004, the Company had no outstanding commitments for undisbursed loans.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. In November, 2003, the Company distributed 737,280 shares of Genesis common stock to its shareholders as a dividend, leaving TFS with 250,720 shares (8.9%) of the total outstanding stock of Genesis Financial, Inc. The investment in Genesis is reported on the equity method of accounting,. At March 31, 2004, the basis of the remaining investment in Genesis for financial statement purposes was $2,507. Under the equity method of accounting, the Company's share of Genesis losses exceeded that amount and the loss deductions were limited to $2,507. As a result, at March 31, 2004, the value of the remaining investment in Genesis Financial, Inc. for financial statement purposes is zero.


                                 10-QSB Page 9

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 5 -- LINE OF CREDIT:
--------------------------------------------------------------------------------

THE COMPANY'S LINE OF CREDIT WITH A RELATED PARTY. At March 31, 2004 the Company had an outstanding balance of $2,255,000 payable against a $2,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement expires on December 31, 2004. The Company incurred a renewal/commitment fee of $20,000 for the extension agreement. The Company will pay this renewal/commitment fee to the lender/officer/stockholder by assignment of the commitment/renewal fee to be received by the Company from Genesis Financial, Inc. (see "The Genesis Line of Credit," below). In the quarters ended March 31, 2004 and 2003, the Company incurred related party interest expense of $23,632 and $12,702, respectively.

THE GENESIS LINE OF CREDIT. At March 31, 2004, the Company was owed $2,043,052 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. and personally guaranteed by two principals of the borrower, and a short term note for the excess borrowings over the line of credit limit. The line of credit bears interest at 8%. In the quarters ended March 31, 2004 and 2003, the Company reported related party interest income of $31,245 and $20,921, respectively. The line of credit expires on December 31, 2004. TFS charged a commitment/renewal fee of 1% of the amount of the line of credit. As of March 31, 2004, the Company has not established any reserve for losses on its line of credit with Genesis as no loss is expected.

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

NOTE 7 - DIVIDEND DISTRIBUTION:
--------------------------------------------------------------------------------

On November 28, 2003, TFS distributed the 737,280 shares of Genesis common stock to shareholders of Temporary Financial Services, Inc. in a spin-off distribution. Each shareholder of Temporary Financial Services, Inc. received one share of Genesis common stock in the distribution for each one share of Temporary Financial Services, Inc. common stock held at the record date for the distribution. After the spin-off distribution, Temporary Financial Services, Inc. continues to own 250,720 shares of Genesis common stock.


                                 10-QSB Page 10

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------


NOTE 10 - LITIGATION:
--------------------------------------------------------------------------------

On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. In February, 2004, the Company entered into a mediation of the Labor Ready claims, and ultimately entered into a settlement of the litigation. TFS paid $33,334 to obtain dismissal of the claims and the litigation is now concluded.


                                 10-QSB Page 11

                                   FORM 10-QSB

PART I, ITEM 2.  MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

      The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, our business has evolved.

      BACKGROUND. We originally intended to focus our business on accounts receivable financing for temporary staffing businesses. During the three months ended March 31, 2002, over two-thirds of our loan business was concentrated in this sector. On January 25, 2002, we invested in Genesis Financial, Inc. (Genesis), a newly organized business engaged in the purchase and resale of seller financed real estate receivable contracts. Since our investment in Genesis, our business focus has gradually shifted away from lending to temporary staffing businesses and toward providing loans to Genesis for the purchase of seller financed real estate contracts. We have also started buying real estate receivable contracts for our own account. At March 31, 2003, nearly 90% of our loans receivable were concentrated in the real estate contract business and only 10% were to temporary staffing companies. At March 31, 2004 and 2003, 93% and 89%, respectively, of our total assets were focused on the real estate contracts receivable sector. A table summarizing our involvement in the real estate receivable and temporary staffing sectors at March 31, 2004 follows.

---------------------------------------------------------------------------
               SELLER FINANCED REAL ESTATE RECEIVABLES BUSINESSES
---------------------------------------------------------------------------
Genesis - contract's financed                                    $2,043,052
---------------------------------------------------------------------------
Investments in real estate contract receivables                  $1,054,465
---------------------------------------------------------------------------
                          TEMPORARY STAFFING BUSINESSES
---------------------------------------------------------------------------
Affiliated through common ownership                              $  281,930
---------------------------------------------------------------------------

      In November, 2003, we distributed approximately 75% of the shares we owned in Genesis to our shareholders as a dividend. We account for our investment in Genesis under the equity method of accounting. Under the equity method, we recognize a pro rata portion of the income or loss that Genesis realizes in the period under review. Through March 31, 2004, reported losses on our remaining investment in Genesis (after the dividend) exceeded our carrying value of the investment. At March 31, 2004, TFS holds 250,720 shares of Genesis common stock valued at zero for financial statement reporting purposes.

      At this time, we are not soliciting any new business in the temporary staffing sector and we expect in future periods that our loans to temporary staffing businesses will continue to decline as a percentage of total loans outstanding.

      At March 31, 2004, we held investments in real estate contracts receivable of $1,054,465. These investments are secured by real estate and will generate interest income of approximately $105,000 in 2004.


                                 10-QSB Page 12

      FUTURE PLANS. The Company intends to continue its focus on the real estate financing sector. It is expected that real estate loans receivable and investments in real estate contracts will generate sufficient cash flows in coming periods for the Company to operate with a positive cash flow. Future profits from operations will depend on the ability of the Company to generate a positive interest spread between the contracts it acquires and the loans it makes compared to the Company's cost of funds. Currently, the Company has a $2,500,000 line of credit with an officer director at the rate of 8% per annum. The company's line of credit to Genesis also bears an 8% interest rate. To the extent the company borrows on its line of credit to fund Genesis borrowing, the interest income and interest expense will wash. As a result, revenues to meet operating expenses and profit (if any), will come from the Company's equity funds available for investment. Management expects to generate a return of 10% to 20% on these funds, and over the past six months has been taking steps to reduce overhead to bring operating expenses in line with expected revenue.

      In addition to real estate financing, the Company is now exploring other business alternatives. In the three months ended March 31, 2004, the Company invested $250,000 in PCS Edventures, Inc., a company engaged in the educational software business. The investment in PCS Edventures, Inc. is recorded at the lower of cost or market and at March 31, 2004, the financial statements reflect this investment at cost. The Company has been and expects it will continue to be contacted by other companies interested in being acquired by or acquiring TFS. No such acquisition or reverse acquisition transactions are planned at this time, but Management has indicated that it will be open to discussions should an attractive opportunity arise.

RESULTS OF OPERATIONS.

THREE MONTHS ENDED MARCH 31, 2003 AND 2002.

      REVENUES. In the three months ending March 31, 2004, the Company generated total revenues of $94,070 from all sources, compared to $71,331 for the comparable period in 2003. The increase in total revenues for the current quarter reflects a higher level of activity brought about by the availability from the line of credit increase, and investment of the company's equity funds.

      Loan and related fees from the temporary staffing businesses increased to $14,772 in the quarter ended March 31, 2004 compared to $12,787 in the comparable period in 2003. This increase is due to increased activity levels at our sole remaining temporary staffing borrower.

      Interest and investment income increased to $71,498 in the quarter ended March 31, 2004 compared to $26,394 in the quarter ended March 31, 2003. This increase is due to the additional capital available for loans from equity funds and increased line of credit limits, and the repositioning of our revenue base in the real estate contracts receivable sector from lending to the temporary staffing sector.


                                 10-QSB Page 13

      In the quarter ended March 31, 2004, we generated $3,000 in accounting fee and other income compared to $11,000 in the comparable period in 2002. The decrease is attributable to the reduction in our temporary staffing business. Toward the end of 2002 and the first quarter of 2003 we saw a reduction in the number of temporary staffing accounting services customers. At the same time, we entered into an expanded agreement with Genesis for additional services, and the Genesis revenue in this category more than offset the loss of temporary staffing services accounting customers. We also expect that Genesis will continue to grow in 2004 and will be in a position to retain in house accounting services in the near term. When Genesis brings its accounting services in house, we expect that our accounting services revenue will drop off significantly. We do not expect to make accounting services a significant part of our ongoing business strategy in the future.

      OPERATING EXPENSES. Operating expenses totaled $119,531 in the quarter ended March 31, 2004 compared to $96,409 for the comparable period in 2003. Compensation and related expenses and legal and professional expenses decreased substantially in the first quarter of 2004 when compared to the first quarter of 2003, but this decrease was more than offset by an increase in litigation and settlement expenses incurred in the first quarter of 2004. The increase in litigation and settlement expenses, consisting of legal fees and costs of $24,000 and settlement costs of $33,000 resulted from a mediation proceeding and the resulting settlement of the litigation. The action giving rise to these fees has now been dismissed and the company is no longer a party to any outstanding litigation. As a result, this category of expense will be eliminated in future periods.

      Advertising expense increased to $2,102 in the quarter ended March 31, 2004 from $397 in the quarter ended March 31, 2003. Included in the March 31, 2004 amount is the renewal for listing our securities in the Standard & Poors Securities Manual. Other advertising expense consists of amounts spent for the Company's yellow pages telephone book listing and a limited amount of product literature.

      The reduction in loans to temporary staffing businesses and the refocusing of our business on real estate contract purchases and financing has eliminated the need for much of the overhead we previously incurred in staffing for our temp labor loan business. This reduction is reflected in a significant reduction in operating costs (excluding Litigation and Settlement expenses) in the quarter ended March 31, 2004.

      LOSS FROM OPERATIONS. We incurred loss from operations of $25,461 in the first quarter 2004, compared to loss from operations of $25,079 in same period in 2003. Of the current period loss, $57,000 related to litigation and settlement expenses incurred in defending the Company against the Labor Ready lawsuit previously reported. Without the litigation costs and settlement expenses, the Company would have reported a net profit of approximately $32,000 in the first quarter 2004.

      In coming periods, we expect to eliminate the loss from operations through ongoing reductions in overhead, and through increasing revenues from real estate lending activities.


                                 10-QSB Page 14

      EQUITY IN GAINS (LOSSES) OF AFFILIATES. We currently own approximately 8.9% of Genesis Financial, Inc. We account for our investment under the equity method of accounting and report our pro rata share of Genesis' net income or loss in the period in which the income or loss is reported by Genesis. In November, 2003, TFS distributed 737,280 shares of Genesis common stock as a dividend to our shareholders. As a result, the cost basis of the investment in Genesis was reduced to $2,507. Through the first quarter of 2004, the share of Genesis losses reported on the books of the Company pursuant to the equity method of accounting for the investment are limited to the remaining cost basis of the investment on the books of TFS. Accordingly, TFS has recorded net losses in equity of affiliates of $2,507 and the net value of the 250,720 shares of Genesis common stock held by TFS is zero. The market price of the Genesis common stock in the over the counter bulletin board (OTCBB) was $1.30 per share at March 31, 2004.

LIQUIDITY AND CAPITAL RESOURCES.

      At March 31, 2004, we have a secured warehousing line of credit commitment to Genesis in the amount of $2,000,000, with an outstanding balance of $2,000,000 and loans outstanding to temporary staffing businesses of $281,930. At March 31, 2004, Genesis was also indebted to the OCmpany in the amount of $43,052 on a short term note payable. We expect the amount of funds loaned to Genesis to stay near the credit limit of the secured warehousing line of credit. The Genesis secured warehousing line of credit bears interest at 8% per annum and includes commitment and origination fees totaling 1% of the loan commitment. The Genesis line expires December 31, 2004.

      In addition to loans outstanding and lending commitments, the Company has invested $1,054,465 in real estate contracts receivable. These contracts generate cash flows of approximately $11,000 per month.

      In order to provide additional funds to meet lending commitments and funding necessary for investments in real estate contracts receivable, the Company has also negotiated a $2,500,000 line of credit from an officer/director. The related party line of credit agreement bears interest on outstanding amounts at the rate of 8% per annum and includes origination and commitment fees of $20,000. The Company has agreed to pass the commitment and origination fee to be received from Genesis on its line of credit through to the officer/director in payment of the Company's commitment and origination fee on its line of credit. The Company considers the terms of the line of credit available from the officer/director to be at least as favorable as the terms available to the Company from other sources.

      At March 31, 2004, cash and cash equivalents amounted to $204,421. We also had funds available on our line of credit with an officer and director of $245,000. We will continue to monitor our needs for capital to loan and will attempt to match availability with demand. At this time, our existing cash position and our availability under our line of credit are believed to be sufficient to support our anticipated business operations foreseeable future. Pending use of free cash for loans, investments, or operations, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

      The settlement of the Labor ready litigation free up operating cash flows for future operations, and the company is in a position to operate profitably in future periods with the existing asset base and cost structure.


                                 10-QSB Page 15

                                   FORM 10-QSB

                                     PART II

PART II ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

  Exhibit No.    Description

      10.1 Genesis Financial, Inc. Warehousing Line of Credit Extension Agreement dated February 15, 2004.

      10.2 Temporary Financial Services, Inc. Line of Credit Extension Agreement dated February 15, 2004.

      99.1  Certification of CEO underss.906 of Sarbanes-Oxley

      99.2  Certification of CFO underss.906 of Sarbanes-Oxley

(B)   REPORTS ON FORM 8-K. NONE



                                 10-QSB Page 16

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


TEMPORARY FINANCIAL SERVICES, INC.


/s/John R. Coghlan                  President                          John R. Coghlan                 May 12, 2004
----------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/Brad E. Herr          Secretary, Principal Financial Officer         Brad E. Herr                   May 12, 2004
----------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                                 10-QSB Page 17

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


Date: May 12, 2004

/S/ JOHN R. COGHLAN
--------------------------
John R. Coghlan, President

                                 10-QSB Page 18

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

Date: May 12, 2004

/S/ BRAD E. HERR
-------------------------------------
Brad E. Herr, Chief Financial Officer


                                 10-QSB Page 19