Form 10QSB
period 2004-06-30
TEMPORARY FINANCIAL SERVICES INC
filed 2004-08-12
CIK 1140102

10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT For the transition period from _____________ to ___________.

                        Commission File Number: 333-60326
                                                ---------

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

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

The number of shares of common stock outstanding on August 2, 2004 was: 687,280

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

   Balance sheet                                                   10-QSB Page 4

   Statements of income                                            10-QSB Page 5

   Statements of cash flows                                        10-QSB Page 6

   Notes to financial statements                            10-QSB Pages 7 - 11


                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of June 30, 2004, and the related statements of income, and cash flows for the three month periods ended June 30, 2004 and 2003, were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2003, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
August 2, 2004


                                 10-QSB Page 3

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Balance Sheets (Unaudited)
================================================================================

                                                                          June 30,
                                                                         -----------
Assets                                                                      2004
                                                                         -----------
CURRENT ASSETS:
     Cash and cash equivalents                                           $   355,184
     Securities available for sale                                            24,179
     Loans receivable:                                                       494,099
                                                                         -----------
            Total current assets                                             873,462

OTHER ASSETS:
     Investment in real estate contracts receivable                        1,052,975
                                                                         -----------

                                                                         $ 1,926,437
                                                                         ===========
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                 $   323,144
     Accounts payable                                                          1,216
     Accrued expenses                                                          2,767
                                                                         -----------
         Total current liabilities                                           327,127
                                                                         -----------

STOCKHOLDERS' EQUITY
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         687,280 shares issued and outstanding                                   687
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         none issued                                                              --
     Additional paid-in capital                                            1,649,582
     Retained earnings (deficit)                                             (50,959)
                                                                         -----------
         Total stockholders' equity                                        1,599,310
                                                                         -----------

                                                                         $ 1,926,437
                                                                         ===========


See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 4

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Income (Unaudited)
================================================================================

                                                    Three Months Eneded June 30,   Six Months Ended June 30,
                                                    ----------------------------   -------------------------
                                                         2004         2003            2004         2003
                                                       ---------    ---------       ---------    ---------
REVENUE:
     Loan and related fees:                               19,399        9,976          34,171       22,762
     Consulting and joint venture fees                        --        4,800          21,150
     Interest and investment income                       69,876       60,743         141,374       87,137
     Accounting fees and other income                      3,000        5,500           6,000       16,500
                                                       ---------    ---------       ---------    ---------
                                                          92,275       76,219         186,345      147,549
                                                       ---------    ---------       ---------    ---------
OPERATING EXPENSES:
     Advertising                                       $      --    $   6,090       $   2,102    $   6,487
     Compensation and related expenses                    12,254       29,266          27,190       66,545
     Rent                                                  2,589        5,465           8,111       10,897
     Legal and professional                               12,357        8,116          18,462       20,016
     Interest expense - related party                     47,846       24,358          71,478       37,061
     Office expense                                          553        2,325           4,493        5,523
     Other expense                                        13,833       14,218          19,336       39,718
     Litigation Expenses                                     396           --          58,187           --
                                                       ---------    ---------       ---------    ---------
                                                          89,828       89,838         209,359      186,247
                                                       ---------    ---------       ---------    ---------
INCOME (LOSS) FROM OPERATIONS                              2,447      (13,619)        (23,014)     (38,698)

OTHER INCOME (EXPENSE)
     Gain on sale of securities, officer/stockholder     131,165           --         131,165           --
     Equity in losses of affiliates                           --      (14,559)             --       (6,329)
                                                       ---------    ---------       ---------    ---------
                                                         131,165      (14,559)        131,165       (6,329)
                                                       ---------    ---------       ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                        133,612      (28,178)        108,151      (45,027)

INCOME TAX BENEFIT                                            --           --              --           --
                                                       ---------    ---------       ---------    ---------

NET INCOME (LOSS)                                      $ 133,612    $ (28,178)      $ 108,151    $ (45,027)
                                                       =========    =========       =========    =========

BASIC INCOME (LOSS) PER SHARE                          $    0.19    $   (0.04)      $    0.15    $   (0.06)
                                                       =========    =========       =========    =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                  687,280      737,280         715,280      737,280
                                                       =========    =========       =========    =========


See accompanying notes to unaudited conolidated financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 5

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Consolidated Statements of Cash Flows (Unaudited)
================================================================================

                                                               Six Months Ended June 30,
                                                              --------------------------
Increase (Decrease) in Cash                                       2004           2003
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (income) loss                                         $   108,151    $   (45,027)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                   --          3,068
        Gain on sale of securities, officer/stockholder          (131,165)            --
        Equity losses in affiliates                                    --          6,329
        (Increase) decrease in accounts receivables                 9,628         (2,294)
        (Increase) decrease in prepaid expenses                     1,877             --
        Increase (decrease) in accounts payable                    (4,008)        (4,283)
        Increase (decrease) in accrued expenses                    (6,070)         2,965

                                                              -----------    -----------
           Total adjustments                                     (129,738)         5,785
                                                              -----------    -----------
           Net cash provided (used) by operating activities       (21,587)       (39,242)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of securities to officer/stockholder       381,165         80,600
    Purchase of securities available for sale                    (274,179)       (20,340)
    (Increase) decrease in loans receivable, net                1,550,507       (367,161)
    (Increase) decrease in investments in R.E. contracts            2,940       (963,677)

                                                              -----------    -----------
      Net cash used in investing activities                     1,660,433     (1,270,578)
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Redemption of Stock                                          (112,500)
    Increase (decrease) from line of credit, net               (1,235,260)       817,900
                                                              -----------    -----------
                                                               (1,347,760)       817,900
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                   291,086       (491,920)
CASH, BEGINNING OF PERIOD                                          64,098        547,210
                                                              -----------    -----------
CASH, END OF PERIOD                                           $   355,184    $    55,290
                                                              ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash payments of Interest                                 $    71,478    $    29,885
                                                              ===========    ===========

See accompanying notes to unaudited consolidated financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
================================================================================

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc., incorporated in Washington State on October 4, 2000 (referred to herein as the Company). The Company has established its fiscal year end to be December 31. The Company's operations consist of the purchase of real estate contracts receivable for the company's own account and providing financing and other services for the temporary employment services industry.

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

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At June 30, 2004 management determined that no allowance for loan losses was necessary.

Income tax - The Company files a federal income tax return. Deferred taxes are provided, when material, on a liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share - Earnings (loss) per common share has been computed on the basis of the weighted-average number of common shares outstanding during the years presented. Common shares issuable upon exercise of warrants (Note 6) have not been included in the calculation because their inclusion would be antidilutive.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
================================================================================

During the three and six month periods ended June 30, 2004, the Company purchased professional services of an officer/director at a cost of $2,000. The officer/director did not receive any amounts for professional services in the three and six month periods ended June 30, 2003.


                                 10-QSB Page 8

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

As discussed in note 3, the Company had loans receivable from affiliates totaling $323,143 at June 30, 2004.

At June 30, 2004, the Company had a $2,500,000 line of credit with an officer/stockholder (see note 5) on which interest expense of $47,846 and $71,478 were incurred in the three and six month periods ended June 30, 2004, respectively.

In the three months ended June 30, 2004, the company redeemed 50,000 shares of Temporary Financial Services, Inc. common stock owned by an affiliated company. The redemption price was $2.25 per share or $112,500 in the aggregate. In addition, the Company sold 145,720 shares of Genesis Financial, Inc. common stock to an officer/stockholder at $0.75 per share or $109,290 and also sold 1,562,500 common shares of PCS Edventures to an officer/stockholder at $0.174 per share or $271,875 in the aggregate. These sales to a related party resulted in recognition of a gain on sales of stock in the amount of $131,165.

NOTE 3 -- LOANS RECEIVABLE:
================================================================================

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the three and six month periods ended June 30, 2004 and 2003, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at June 30, 2004 or 2003.

At June 30, 2004, the Company had no outstanding commitments for undisbursed loans.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
================================================================================

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. In the quarter ended June 30, 2004, the Company sold its remaining interest in Genesis Financial, Inc., then consisting of 145,720 shares of common stock to an officer/director. The shares of Genesis common stock were sold at a price of $0.75 per share or $109,290. This amount was based on the market price for the shares on the OTCBB on the date of sale. The company reported a gain on the sale of $109,290.

NOTE 5 -- LINE OF CREDIT:
================================================================================

The Company's Line of Credit with a Related Party. At June 30, 2004 the Company had an outstanding balance of $323,143 payable against a $2,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement, expires on December 31, 2004. The Company incurred a renewal/commitment fee of $20,000 for the extension agreement. The Company will pay this renewal/commitment fee to the lender/officer/stockholder by assignment of the commitment/renewal fee to be received by the Company from Genesis Financial, Inc. In the quarters ended June 30, 2004 and 2003, the Company incurred related party interest expense of $47,846 and $22,887, respectively.


                                 10-QSB Page 9

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

The Genesis Line of Credit. In the quarter ended June 30, 2004, Genesis Financial, Inc. paid off its line of credit with TFS and closed the line. No balance was outstanding on June 30, 2004. In the quarters ended June 30, 2004 and 2003, the Company reported related party interest income of $35,974 and $50,617, respectively.

NOTE 6 -- CAPITAL STOCK:
================================================================================

Exchange of Stock with Genesis.

In conjunction with the Company's investment in Genesis Financial, Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes. In the quarter ended June 30, 2004, Genesis Financial, Inc. sold all 50,000 shares of Temporary Financial Services, Inc. common stock back to Temporary Financial Services, Inc. for $2.25 per share or $112,500 in the aggregate. The proceeds of the buyback were then applied in partial payment of the Genesis Line of Credit balance. The price of $2.25 was based on the market price on the OTCBB at the time. The shares were retired by Temporary Financial Services, Inc.

NOTE 7 - INCOME TAX:
================================================================================

The Company generated tax-basis net operating income of approximately $$133,000 for the quarter ended June 30, 2004 and aggregate losses since inception of approximately $50,959. These losses are available for carryover to offset future taxable income through 2022.

At June 30 2004 the Company had a deferred tax asset of $12,500. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the quarters ended June 30, 2004 and 2003 the income tax (expense) benefit differed from the expected amounts of ($33,000) and $3,250, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.

NOTE 8 -- OPERATING LEASES:
================================================================================

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. As of June 30, 2004, the office lease has terminated and the equipment lease has been assumed by Genesis Financial, Inc. The company currently occupies a portion of the premises leased by Genesis Financial, Inc. in exchange for administrative support services valued at $500 per month.


                                 10-QSB Page 10

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Notes to Financial Statements (Unaudited)
--------------------------------------------------------------------------------

NOTE 10 - LITIGATION:
================================================================================

On October 17, 2002, Temporary Financial Services, Inc. (TFS) and Temps Unlimited, Inc. were served with a lawsuit by Labor Ready, Inc. The lawsuit was settled in February, 2004 for $33,334 and the suit has now been dismissed.


                                 10-QSB Page 11

                                   FORM 10-QSB

Part I, Item 2.    Managements Discussion and Analysis of financial condition and results of operations.

      The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, our business has evolved.

      Background. We originally intended to focus our business on accounts receivable financing for temporary staffing businesses. In early 2002, approximately two-thirds of our loan business was concentrated in this area.

      On January 25, 2002, we invested in Genesis Financial, Inc. (Genesis), a business engaged in the purchase and resale of seller financed real estate receivable contracts. As a result of our investment in Genesis, our business focus gradually shifted away from lending to temporary staffing businesses. We also entered into an agreement with Genesis to provide it with a line of credit. In 2003, we distributed the majority of our investment in Genesis to our shareholders as a dividend, and in the quarter ended June 30, 2004, Genesis paid off our line of credit after obtaining replacement financing from another affiliate. We also sold our remaining interest in Genesis to an officer/director for fair market value. As a result of these transactions, the Company no longer has a direct interest in Genesis. We believe that the separation of our business from the business of Genesis will allow both companies the best chance to provide real long term returns to the investors.

      At June 30, 2004, we owned approximately $1,050,000 in real estate contract receivables, and we also have approximately $500,000 in loans to temporary staffing businesses that have carried over from our earlier business focus. These outstanding investments provide the operating capital to support the companies continuing operations. We have reorganized our operating structure to reduce costs in 2004, and we now believe that we are in a position to operate profitably in the coming periods.

      The Company is also exploring other business alternatives. The Company has been contacted by other companies interested in being acquired by or acquiring TFS. We have not located a suitable acquisition or reverse acquisition transaction at this time, but Management has indicated that it will be open to discussions should an attractive opportunity arise. If an acquisition or reverse acquisition candidate is located, we expect that we will convert the remaining assets to cash and will pay off all outstanding obligations so that the acquisition or reverse acquisitions can be completed as a clean shell with cash as the principal asset.


                                 10-QSB Page 12

Results of Operations.

Three Months Ended June 30, 2004 and 2003.

      Revenues.

      The company generated $92,275 in loan fees, interest, investment income and accounting fees for the quarter ended June 30, 2004. This amounted to a 21% increase over the same period in the 2003 when revenues totaled $76,219. The increase in revenues is directly related to the increase in investments in real estate contracts and larger borrowing balances on temporary labor loans outstanding.

      In the quarter ended June 30, 2004, we also sold 145,720 shares of Genesis Financial, Inc. common stock for $0.75 per share or $109,290 in the aggregate and 1,562,500 shares of PCS Edventures common stock for $0.174 per share or $271,875 in the aggregate. As a result of the prior dividend distribution of a portion of our interest in Genesis, the book value of the Genesis shares was zero and the sale of the Genesis shares generated a gain of $109,290. The slae of the PCS Edventures stock generated a gain of $21,875. In the aggregate, the company realized $131,165 in gains from sales of stock to an officer/stockholder.

      Operating Expenses.

      Operating expenses remained the same between the quarters ended June 30, 2004 and 2003. Interest expense increased to $47,846 in 2004 compared to $24,358 in 2003 due to higher levels of borrowing in the current period. This increase was offset by reductions in compensation expenses and rent. Total operating expenses were $89,828 for the three months ended June 30, 2004 compared to $89,838 for the three months ended June 30, 2003. We anticipate that operating expenses will decrease in the second half of 2004 as we continue to work for an acquisition or reverse acquisition.

      Equity in Gains (Losses) of Affiliates.

      During the quarter ended June 30, 2004, we sold our remaining interest in Genesis Financial, Inc. As a result, we no longer report equity in gains or losses of affiliates. During the three months ended June 30, 2003, we incurred equity losses in affiliates of $14,559.

Six Months Periods

      The six month results are generally comparable to the three month results described above. Revenues were up, and profitability in 2004 improved to $108,151 from a loss of $45,027 in 2003. In February 2004, the company settled outstanding litigation and incurred settlement costs of $58,187. These settlement costs skewed the results for the six months ended June 30, 2004. Without the settlement costs, normal recurring operating expenses decreased in 2004 compared to the same period in 2003. Other comparisons also track to the three month results. Interest expense is up, but compensation expense is down. The trend toward reducing expenditures and increasing revenues will level off in coming periods, but we expect that the company has sufficient revenue sources and a reduced cost structure and should be able to operate profitably for the foreseeable future.


                                 10-QSB Page 13

Liquidity and Capital Resources.

      At June 30, 2004, we held $355,184 in cash accounts, and an additional $24,178 in securities available for sale. We are also holding $1,052,975 in real estate contract receivables and $494,099 in loans to temporary labor businesses. In preparation for a prospective acquisition or reverse acquisition, we have obtained a commitment from an officer/director to purchase the real estate contracts and the temp labor loans at face value and we believe that we are in a position to convert these assets to cash on short notice.

      Outstanding liabilities at June 30, 2004 consisted of $1,216 in normal accounts payable, $2,766 in accrued expenses and $323,143 due to an officer/director under our line of credit.

      We believe that our cash position and our ability to convert our real estate contracts and loans receivable into cash will provide adequate capital for all anticipated capital needs for the foreseeable future. As noted above, we are positioning the company for an acquisition or a reverse acquisition, and we cannot evaluate the capital requirements of an acquisition candidate until we have the transaction details.

                                   FORM 10-QSB
                                     PART II

Part II Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

      Exhibit No.       Description
      31                Certifications
      32                Certifications

(b)   Reports on Form 8-K. None


                                 10-QSB Page 14

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan   President          John R. Coghlan        August 11, 2004
--------------------------------------------------------------------------------
Signature              Title            Printed Name                 Date

                  Secretary, Principal
/s/Brad E. Herr     Financial Officer        Brad E. Herr       August 11, 2004
--------------------------------------------------------------------------------
Signature                Title              Printed Name             Date


                                 10-QSB Page 15