Form 10QSB
period 2004-09-30
TEMPORARY FINANCIAL SERVICES INC
filed 2004-11-08
CIK 1140102

10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended SEPTEMBER 30, 2004

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

The number of shares of common stock outstanding on October 9, 2004 was: 687,280

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

   Balance sheet                                                   10-QSB Page 4

   Statements of income                                            10-QSB Page 5

   Statements of cash flows                                        10-QSB Page 6

   Notes to financial statements                             10-QSB Pages 7 - 11


                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of September 30, 2004, the related statements of income for the three and nine month periods ended September 30, 2004, and statements of cash flows for the nine month periods ended September 30, 2004, were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2003, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2003, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
October 18, 2004


                                 10-QSB Page 3

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                   -------------
ASSETS                                                                2004
                                                                      ----
CURRENT ASSETS:
  Cash and cash equivalents                                         $   131,338
  Accounts receivable                                                       450
  Loans receivable:                                                     444,099
                                                                    -----------
    Total current assets                                                575,887

OTHER ASSETS:
  Investment in real estate contracts receivable                      1,050,971
                                                                    -----------

                                                                    $ 1,626,858
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accrued expenses                                                  $     1,012
                                                                    -----------
    Total current liabilities                                             1,012
                                                                    -----------

STOCKHOLDERS' EQUITY
  Common stock - 100,000,000 shares, $0.001 par value,
    authorized; 687,280 shares issued and outstanding                       687
  Preferred stock - 5,000,000 shares, $0.001 par value,
    authorized; none issued                                                  --
  Additional paid-in capital                                          1,649,582
  Retained earnings (deficit)                                           (24,423)
                                                                    -----------
    Total stockholders' equity                                        1,625,846
                                                                    -----------

                                                                    $ 1,626,858
                                                                    ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 4

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
Statements of Income (Unaudited)
--------------------------------------------------------------------------------

                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                         --------------------------------   -------------------------------
                                                                2004          2003            2004          2003
                                                                ----          ----            ----          ----
REVENUE:
     Loan and related fees:                                      31,896       16,174           66,066       38,936
     Consulting and joint venture fees                              950           --            5,750       21,150
     Interest and investment income                              33,592       63,506          174,966      150,644
     Accounting fees and other income                               500        8,390            6,500       24,890
                                                              ---------    ---------        ---------    ---------
                                                                 66,938       88,070          253,282      235,620
                                                              ---------    ---------        ---------    ---------
OPERATING EXPENSES:
     Advertising                                              $     262    $      56        $   2,703    $   6,543
     Compensation and related expenses                               --       27,822           27,190       94,367
     Rent                                                            --        5,500            8,010       16,397
     Legal and professional                                       9,180       17,556           27,642       59,737
     Interest expense - related party                            18,049       31,282           89,528       68,343
     Office expense                                               1,581        4,546            8,177       10,069
     Other expense                                                2,750       40,478           19,744       58,032
     Litigation Expenses                                             --           --           58,187           --
                                                              ---------    ---------        ---------    ---------
                                                                 31,822      127,240          241,181      313,488
                                                              ---------    ---------        ---------    ---------
INCOME (LOSS) FROM OPERATIONS                                    35,116      (39,170)          12,101      (77,868)

OTHER INCOME (EXPENSE)
     Gain (loss) on sale of securities, officer/stockholder      (8,579)          --          122,586           --
     Equity in gains (losses) of affiliates                          --        1,607               --       (4,723)
                                                              ---------    ---------        ---------    ---------
                                                                 (8,579)       1,607          122,586       (4,723)
                                                              ---------    ---------        ---------    ---------
INCOME (LOSS) BEFORE INCOME TAXES                                26,537      (37,563)         134,687      (82,591)

INCOME TAX BENEFIT                                                   --           --               --           --
                                                              ---------    ---------        ---------    ---------

NET INCOME (LOSS)                                             $  26,537    $ (37,563)       $ 134,687    $ (82,591)
                                                              =========    =========        =========    =========

BASIC INCOME (LOSS) PER SHARE                                 $    0.04    $   (0.05)       $    0.19    $   (0.11)
                                                              =========    =========        =========    =========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                         687,280      737,280          703,947      737,280
                                                              =========    =========        =========    =========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 5

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                              Nine Months Ended September 30,
                                                                              ------------------------------
Increase (Decrease) in Cash                                                         2004           2003
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $   134,687    $   (82,591)
                                                                                 -----------    -----------
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Depreciation                                                                        --          4,602
      Settlement expense paid with stock                                                  --         12,000
      Gain on sale of securities, officer/stockholder                               (122,586)            --
      Equity losses in affiliates                                                         --          4,723
      (Increase) decrease in accounts receivable                                       9,178          4,139
      (Increase) decrease in prepaid expenses                                          1,877             --
      Increase (decrease) in accounts payable                                         (5,224)          (331)
      Increase (decrease) in accrued expenses                                         (7,825)         2,366

                                                                                 -----------    -----------
        Total adjustments                                                           (124,580)        27,499
                                                                                 -----------    -----------
        Net cash provided by (used in) operating activities                           10,107        (55,092)
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of securities to officer/stockholder                            396,765         80,600
  Purchase of securities available for sale                                         (274,179)            --
  (Increase) decrease in loans receivable, net                                     1,600,507       (359,527)
  (Increase) decrease in investments in R.E. contracts                                 4,944       (967,070)

                                                                                 -----------    -----------
    Net cash provided by (used in) investing activities                            1,728,037     (1,245,997)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Redemption of Stock                                                               (112,500)            --
  Increase (decrease) from line of credit, net                                    (1,558,404)       844,073
                                                                                 -----------    -----------
                                                                                  (1,670,904)       844,073
                                                                                 -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                       67,240       (457,016)
CASH, BEGINNING OF PERIOD                                                             64,098        547,210
                                                                                 -----------    -----------
CASH, END OF PERIOD                                                              $   131,338    $    90,194
                                                                                 ===========    ===========

--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
  Cash payments of interest                                                      $    89,528    $    61,845
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

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At September 30, 2004 management determined that no allowance for loan losses was necessary.

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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

During the three and nine month periods ended September 30, 2004, the Company purchased professional services of an officer/director at a cost of $6,000 and $8,000, respectively. The officer/director did not receive any amounts for professional services in the three and nine month periods ended September 30, 2003.


                                 10-QSB Page 8

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

During the quarter ended September 30, 2004, the Company paid off the remaining balance on its $2,500,000 line of credit with an officer/stockholder (see note
5). Interest expense of $18,049 and $89,528 were incurred in the three and nine month periods ended September 30, 2004, respectively. The line of credit expires on December 31, 2004.

In the three months ended September 30, 2004, the Company sold 12,000 shares of Powercold Corporation to an officer and director for $15,600. Until the sale, the Company classified the shares as securities available for sale on the balance sheet. The stock was sold at the fair value as determined by the then current stock price quoted on the Over the Counter Bulletin Board Market (OTCBB) operated by NASDAQ. The sale of the shares resulted in a loss to the Company of $8,579. In addition, in the nine months ended September 30, 2004, the company redeemed 50,000 shares of Temporary Financial Services, Inc. common stock owned by an affiliated company. The redemption price was $2.25 per share or $112,500 in the aggregate. In addition, the Company sold 145,720 shares of Genesis Financial, Inc. common stock to an officer/stockholder at $0.75 per share or $109,290 and also sold 1,562,500 common shares of PCS Edventures to an officer/stockholder at $0.174 per share or $271,875 in the aggregate. These sales to a related party resulted in recognition of a gain on sales of stock in the amount of $131,165. Including the loss on Powercold, the Company reported a $122,586 net gain on sales of securities to an officer/director in the nine months ended September 30, 2004.

NOTE 3 -- LOANS RECEIVABLE:
--------------------------------------------------------------------------------

The temporary staffing business financing consists of notes receivable that are generally collateralized by the borrower's accounts receivable, all assets of the borrower, and the use of personal guarantees and pledges where appropriate. Lending criteria established to minimize credit risk include, among other things, assessment of the operator's capabilities, minimum business capitalization requirements, maintenance of an adequate accounts receivable borrowing base, and a requirement for timely reporting of financial information to demonstrate ongoing compliance with loan covenants. For the three and nine month periods ended September 30, 2004 and 2003, the Company incurred no loan losses and there were no impaired loans to temporary staffing businesses outstanding at September 30, 2004 or 2003.

At September 30, 2004, the Company had no outstanding commitments for undisbursed loans.

NOTE 4 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc., a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. In the nine months ended September 30, 2004, the Company sold its remaining interest in Genesis Financial, Inc., then consisting of 145,720 shares of common stock to an officer/director. The shares of Genesis common stock were sold at a price of $0.75 per share or $109,290. This amount was based on the market price for the shares on the OTCBB on the date of sale. The company reported a gain on the sale of $109,290.


                                 10-QSB Page 9

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 5 -- LINE OF CREDIT:

THE COMPANY'S LINE OF CREDIT WITH A RELATED PARTY. At September 30, 2004 the Company had an outstanding balance of $0 payable against a $2,500,000 line-of-credit with an officer/stockholder. The line-of-credit is unsecured and bears interest at 8%. The line-of-credit agreement, expires on December 31, 2004. In the quarters ended September 30, 2004 and 2003, the Company incurred related party interest expense of $18,049 and $31,282, respectively. The Company does not intend to use the line of credit in the future and will not renew the line when it expires in December, 2004.

THE GENESIS LINE OF CREDIT. In the nine months ended September 30, 2004, Genesis Financial, Inc. paid off its line of credit with TFS and closed the line. No balance was outstanding on September 30, 2004. In the quarters ended September 30, 2004 and 2003, the Company reported related party interest income of $-0-and $27,373, respectively.

NOTE 6 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Exchange of Stock with Genesis.

In conjunction with the Company's investment in Genesis Financial, Inc. (see
Note 4), the Company exchanged 50,000 shares of its common stock valued at $5.00 per share, for 250,000 shares of Genesis common stock. The Genesis common shares are restricted securities and were acquired for investment purposes. In the nine months ended September 30, 2004, Genesis Financial, Inc. sold all 50,000 shares of Temporary Financial Services, Inc. common stock back to Temporary Financial Services, Inc. for $2.25 per share or $112,500 in the aggregate. The proceeds of the buyback were then applied in partial payment of the Genesis Line of Credit balance. The price of $2.25 was based on the market price on the OTCBB at the time. The shares were retired by Temporary Financial Services, Inc.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated tax-basis net operating income of approximately $26,000 for the quarter ended September 30, 2004 and aggregate losses since inception of approximately $24,000. These losses are available for carryover to offset future taxable income through 2022.

At September 30 2004 the Company had a deferred tax asset of $6,000. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the quarters ended September 30, 2004 and 2003 the income tax (expense) benefit differed from the expected amounts of ($6,500) and $9,250, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance. For the nine months ended September 30, 2004 and 2003 the income tax (expense) benefit differed from the expected amounts of ($33,700) and $20,650, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.


                                 10-QSB Page 10

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 8 -- OPERATING LEASES:
--------------------------------------------------------------------------------

In June, 2001, the Company entered into an operating lease of its office premises. Also in 2001, the Company leased certain office equipment under an operating lease agreement. As of September 30, 2004, the office lease has terminated and the equipment lease has been assumed by Genesis Financial, Inc. The company currently occupies a portion of the premises leased by Genesis Financial, Inc. in exchange for administrative support services valued at $500 per month.

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

      On January 25, 2002, we invested in Genesis Financial, Inc. (Genesis), a business engaged in the purchase and resale of seller financed real estate receivable contracts. As a result of our investment in Genesis, our business focus gradually shifted away from lending to temporary staffing businesses. We also entered into an agreement with Genesis to provide it with a line of credit. In 2003, we distributed the majority of our investment in Genesis to our shareholders as a dividend, and in the nine months ended September 30, 2004, Genesis paid off our line of credit after obtaining replacement financing from another affiliate. We also sold our remaining interest in Genesis to an officer/director for fair market value. As a result of these transactions, the Company no longer has a direct interest in Genesis. We believe that the separation of our business from the business of Genesis will allow both companies the best chance to provide real long term returns to the investors.

      At September 30, 2004, we owned approximately $1,050,000 in real estate contract receivables, and we also have approximately $450,000 in loans to temporary staffing businesses that have carried over from our earlier business focus. These outstanding investments provide the operating revenues to support the companies continuing operations. We have reorganized our operating structure to reduce costs in 2004, and we now believe that we are in a position to operate profitably in the coming periods.

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


                                 10-QSB Page 12

RESULTS OF OPERATIONS.

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003.

      REVENUES.

      The company generated $66,938 in loan fees, interest, investment income and accounting fees for the quarter ended September 30, 2004. This amounted to a 24% decrease over the same period in the 2003 when revenues totaled $88,070. The decrease in revenues is related to the reorganization of our business and elimination of the line of credit to Genesis.

      In the quarter ended September 30, 2004, we also sold 12,000 shares of Power Cold Corporation common stock for $1.30 per share or $15,600 in the aggregate. The sale of the PowercCold stock generated a loss of $8,579.

      OPERATING EXPENSES.

      Operating expenses decreased substantially between the quarters ended September 30, 2004 and 2003 to $31,822 from $127,240. Interest expense decreased to $18,049 in 2004 compared to $31,282 in 2003 due to lower levels of borrowing in the current period. As of September 30, 2004, all debt of the Company has been paid off and do not expect to incur any interest expense in future periods. We have eliminated our compensation expenses by contracting for necessary services with an officer/director of the company. We provide Genesis with equipment at a fair rental value of $500 per month and in exchange, Genesis provides us with office space at a fair rental value of $500 per month. We anticipate that operating expenses will decrease in the second half of 2004 as we continue to work for an acquisition or reverse acquisition.

NINE MONTHS PERIODS

      The nine month results reflect the different operating plan in the first half of the year. As a result of the reorganization of the business and the significant adjustment in the cost structure of operations in the third quarter of 2004, the nine month results are not entirely comparable between 2004 and 2003, and are not indicative of the results expected in future periods. Revenues were up in 2004 compared to 2003 and profitability improved to $134,687 from a loss of $82,591 for the nine month periods ending September 30, 2004 and 2003, respectively.

      In February 2004, the company settled outstanding litigation and incurred settlement costs of $58,187. These settlement costs skewed the results for the nine months ended September 30, 2004. Without the settlement costs, normal recurring operating expenses decreased in 2004 substantially compared to the same period in 2003. Other comparisons also reflect the change in business. Interest expense is up for the nine months, but as noted above, all debt has now been paid off and interest expense will not be a factor in coming periods. Compensation expense is down in 2004 compared to 2003. The trend toward reducing expenditures and increasing revenues will level off in coming periods, but we expect that the company has sufficient revenue sources and a reduced cost structure and should be able to operate profitably for the foreseeable future.


                                 10-QSB Page 13

LIQUIDITY AND CAPITAL RESOURCES.

      At September 30, 2004, we held $131,338 in cash accounts. We are also holding $1,050,971 in real estate contract receivables and $444,099 in loans to temporary labor businesses. In preparation for a prospective acquisition or reverse acquisition, we have obtained a commitment from an officer/director to purchase the real estate contracts and the temp labor loans at face value and we believe that we are in a position to convert these assets to cash on short notice.

      Outstanding liabilities at September 30, 2004 consisted of $1,012 in accrued expenses.

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

                                   FORM 10-QSB
                                     PART II

PART II ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS.

      Exhibit No.   Description
      32.1          Certification of CEO under ss.906 of Sarbanes-Oxley
      32.2          Certification of CFO under ss.906 of Sarbanes-Oxley

(B)   REPORTS ON FORM 8-K. NONE


                                 10-QSB Page 14

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan                  President                          John R. Coghlan               October 18, 2004
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/Brad E. Herr          Secretary, Principal Financial Officer         Brad E. Herr                 October 18, 2004
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                                 10-QSB Page 15