Form 10KSB
period 2004-12-31
TEMPORARY FINANCIAL SERVICES INC
filed 2005-03-23
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X|  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934

                 For the annual period ended December 31, 2004

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III or any amendments to this Form
10 KSB.                                                           Yes |X| No |_|

The Registrant generated revenues for the year ended
December 31, 2004 of:                                                   $292,499

The Aggregate market value of the voting and non-voting common equity
held by non-affiliates as of February 15, 2005, was:                  $1,108,510

The number of shares of common stock outstanding on
February 15, 2005 was:                                                   702,280

Documents incorporated by Reference:                                        None

Transitional Small Business Disclosure Format.                   Yes |_|  No |X|


                                 10-KSB Page 1

                                   FORM 10-KSB
                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

     HISTORY AND CURRENT FOCUS. Temporary Financial Services, Inc. ("TFS") was incorporated under the laws of the State of Washington on October 11, 2000. We formed the company to finance accounts receivable for temporary labor businesses, invest in temporary labor businesses, and provide services to temporary labor businesses. We obtained funding for our accounts receivable financing and related ventures through two private placement offerings and an initial public offering. We closed the initial public offering in April, 2002. Aggregate equity capital from the two private offerings and the public offering amounted to $2,250,049.

     Following completion of our funding efforts, we actively sought new accounts receivable financing opportunities in the temporary labor business. This business, however, did not grow as quickly as we anticipated and since mid 2002, we have redirected our business focus to other areas not related to temporary labor.

     During 2004, we determined that our business model and capital structure did not offer sufficient potential for growth. As a result, in June, we took steps to position the company for an acquisition. We continued this process through the end of the year. In December, we entered into a non-binding letter of intent with Toolbuilders Laboratories, Inc. (hereafter "Toolbuilders") for a reverse acquisition. In the reverse acquisition transaction, the stockholders of Toolbuilders will receive shares of TFS common stock equivalent to 70% ownership of the company and will thereafter be in control of the business. In anticipation of the reverse acquisition, we have converted all of our financial assets to cash and paid off all of our remaining liabilities. At this time, we have no active business operations and are holding approximately $1,650,000 in cash and other liquid investments. Upon successful completion of the reverse acquisition, the cash will be available for the operations of Toolbuilders. Our cash assets will be held in interest bearing bank accounts or other liquid accounts pending completion of the Toolbuilders transaction. If the Toolbuilders acquisition is not completed, we will look for other opportunities.

     We anticipate that the Toolbuilders transaction will be registered on Form S-4 filed with the United States Securities and Exchange Commission and various state securities divisions. The Prospectus to be included in the S-4 Registration Statement will be distributed to the stockholders of both companies prior to closing. The Prospectus will provide additional information on the business of Toolbuilders and the structure of the transaction.

     INVESTMENT POLICIES. Pending completion of the Toolbuilders acquisition, our assets will be held in highly liquid accounts. Currently, our assets consist of approximately $1,650,000 held in a money market savings account and a general checking account, and other liquid investments. We will invest our cash assets in other liquid investment accounts to maximize the return to investors after taking into consideration the objective of liquidity to complete the acquisition transaction and fund the operations of Toolbuilders.


                                  10-KSB Page 2

     GOVERNMENTAL REGULATIONS. As indicated, TFS currently has no active business operations and is not subject to any governmental regulations aside from the usual regulations pertaining to public companies and the regulations governing businesses in general.

     EMPLOYEES. As of December 31, 2004, the Company has no employees. The limited needs of the company pending completion of the Toolbuilders transaction are being met by Brad E. Herr ("Mr. Herr"), an officer of the company working as an independent contractor.

     REPORTS TO SECURITY HOLDERS. The Company is currently obligated to file periodic reports with the United States Securities and Exchange Commission in accordance with the requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company files quarterly reports on Form 10-QSB and annual reports on Form 10-KSB. The Company is a Small Business Issuer under applicable SEC regulations.

     Copies of all materials that we file with the SEC may be inspected and read without charge at the Public Reference Room of the SEC, 450 Fifth Street NW, Washington, D.C. 20549. Interested persons may obtain information regarding the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Copies of this material may be obtained at prescribed rates from the Public Reference Section of the Commission at 450 Fifth Street NW, Washington, D.C. 20549. The Securities and Exchange Commission also maintains a Web site (http://www.sec.gov) through which the information we file with the SEC can be retrieved.

     We anticipate that we will hold an annual stockholders' meeting to approve the Toolbuilders transaction sometime after the Form S-4 Registration Statement on the acquisition is declared effective by the United States Securities and Exchange Commission. The prospectus for the acquisition contained in the S-4 Registration Statement will serve as the proxy statement for the annual meeting. The Company will provide, at its cost, a copy of the Proxy Statement prior to the meeting.

ITEM 2.  DESCRIPTION OF PROPERTY.

     FACILITIES. During 2004, our space requirements have been reduced by the low level of activity of the business. Our lease on office space expired on May 31, 2004. Since that time, we have been occupying space provided by Genesis Financial, Inc., an affiliated company. The space we utilize is also used for other purposes and we have not paid any rent or utilities since June, 2004. At this time, the company is inactive and does not anticipate the need for any additional space until after the Toolbuilders acquisition is completed. Toolbuilders maintains its own offices and after the acquisition, Toolbuilder's offices will become the offices for TFS.


ITEM 3.  LEGAL PROCEEDINGS.

     A lawsuit was filed in the fourth quarter 2002 by Labor Ready, Inc. under the following caption: Labor Ready, Inc., Labor Ready Northwest, Inc., Labor Ready Midwest, Inc, and Labor Ready Southwest, Inc., (collectively "Labor Ready") as plaintiffs, vs. Glenn Welstad, Welstad Family LLC, TEMPORARY FINANCIAL SERVICES, INC., TEMPS UNLIMITED, INC., TEMPS UNLIMITED OF MINNESOTA LLC, TEMPS UNLIMITED OF NEBRASKA LLC, Anytime Labor LLC, Everyday Staffing LLC, and Temp Services of Arkansas LLC, as defendants.


                                  10-KSB Page 3

     The suit was filed in the Superior Court of the State of Washington in and for Pierce County, Cause Number 02-2-12031-3, alleging that the defendants were collectively engaged in a conspiracy to illegally compete against Labor Ready. John R. Coghlan ("Mr. Coghlan"), President of TFS, was a principal stockholder, officer and director of Labor Ready, Inc. until his resignation in 1996. In February, 2004, the parties successfully mediated the dispute and all claims and counterclaims were settled. TFS contributed $33,334 to a settlement fund to obtain dismissal of the action and the final settlement and dismissal of the action was filed with the court in April, 2004. The matter is now fully resolved.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of the security holders during the year ended December 31, 2004. It is anticipated that the Company will hold its annual stockholders' meeting shortly after the S-4 Registration Statement on the Toolbuilders acquisition is declared effective by the United States Securities and Exchange Commission.


                                  10-KSB Page 4

                                   FORM 10-KSB
                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company closed its initial public offering in April, 2002. Since closing the public offering, the Company's securities have traded in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol "TPFS". The following table sets out the range of high and low bid prices for the common stock for the periods presented.

                                                   Bid Information
Quarter Ended                               High                     Low
-------------                               ----                     ---
March 31, 2003                              $4.05                   $3.85
June 30, 2003                               $4.00                   $3.50
September 30, 2003                          $5.00                   $3.50
December 31, 2003                           $5.80                   $4.50
March 31, 2004                              $5.30                   $4.25
June 30, 2004                               $4.50                   $2.25
September 30, 2004                          $2.65                   $2.21
December 31, 2004                           $3.75                   $2.25


The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions. At December 31, 2004, the Company had eighty-four stockholders of record of its common stock, and the Company estimates that it has approximately ninety-five total stockholders, including beneficial owners. The Company has paid no cash dividends on its common stock and it does not intend to pay cash dividends on its common stock in the near future. In November, 2003, the Company paid a dividend through distribution of 737,280 shares of Genesis Financial, Inc. common stock valued at $1.00 per share.

We did not sell any additional shares in 2004, but we did issue 15,000 shares at the end of 2004 in compensation for director's fees and consulting fees for services rendered during 2004. During the year, we also redeemed 50,000 shares held by Genesis Financial, Inc., an affiliated company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The Company was organized in October, 2000, and began operations in the second quarter of 2001.

RESULTS OF OPERATIONS. As of December 31, 2004, we have no active operations and all of our assets consist of cash and other liquid investments totaling approximately $1,650,000. We have no liabilities at December 31, 2004. Our sole focus is now on completing the Toolbuilders reverse acquisition transaction. We anticipate that the Toolbuilders acquisition will close sometime in the first six months of 2005. Pending completion of the Toolbuilders acquisition, we will hold all of our assets in liquid accounts and will incur limited expenses for


                                  10-KSB Page 5
ongoing SEC compliance reporting and documentation needed to complete the acquisition. As a result of our efforts to locate a suitable acquisition candidate, we phased out our active operations during the course of 2004. This was done through an orderly conversion of financial assets to cash and payment of all outstanding liabilities. As a result, the operating results in 2004 are not comparable to 2003. In order to avoid confusion, the operating results of 2004 and 2003 are discussed below without comparative figures. Nothing contained in the discussion of operating results for 2004 and 2003 will be relevant to an evaluation of the business as it might operate once the Toolbuilders acquisition is completed. Additional information on Toolbuilders will be contained in the S-4 Registration Statement to be filed with the Securities and Exchange Commission in 2005.

YEAR ENDED DECEMBER 31, 2004.

     REVENUES. The Company generated gross revenues of $292,499 in 2004. Primary sources of income included investment and interest income and loan fees. These sources of revenue were discontinued at the end of 2004. Operating expenses amounted to $291,218 in 2004, and the company had income from operations of $1,281.

     OPERATING EXPENSES. Operating expenses were reduced in 2004 consistent with the reduction in activity in contemplation of an acquisition transaction. Compensation and related taxes of $67,571 were incurred in the first six months of the year. After June, the Company eliminated all employees and elected to meet its continuing needs through contract services from Mr. Herr, an officer, director and stockholder of the Company. The company also incurred $58,187 in legal services and settlement costs in connection with outstanding litigation that was resolved early in 2004. While management believed that the litigation was without merit, settlement was in the best interests of the stockholders.

     In connection with the intention to seek a viable acquisition candidate, the Company elected to convert its financial assets to cash in an orderly fashion. During the last half of the year, the Company sold securities available for sale to Mr. Coghlan, an officer, director and stockholder of the Company, for an aggregate of $396,765. The securities held for resale had a carrying basis on the books of the Company of $274,179 generating gains on sale of $122,586. These were one time sales and will not recur. In each case, the security was valued at fair market value determined by the then current trading price of the security on the Over the Counter Bulletin Board (OTCBB) market. The sales were also evaluated by the disinterested directors of the Company and were considered fair on the terms proposed.

     In addition to the securities available for sale that were sold to an officer/director, the Company also converted its loans receivable and investments in contracts receivable to cash. These loans and investments were sold at the face amount due plus any accrued interest owing through the date of sale.

     INCOME FROM OPERATIONS. In the aggregate, the Company reported net income of $123,867 in 2004. Net operating loss carryforwards from prior years offset the net income and no income tax is owed on the net income for the year.


                                  10-KSB Page 6

YEAR ENDED DECEMBER 31, 2003.

     REVENUES. In the year ended December 31, 2003, the Company generated aggregate revenues of $440,961. This represented an increase over the prior year primarily attributable to a $127,042 gain on dividend distribution that occurred in November, 2003. Overall, the company is limited in the amount of revenue that it is able to generate due to our limited capital base. In 2003, we derived a higher percentage of revenue from investment income and less from accounts receivable loan fee income due to the refocusing of the business on lending to Genesis Financial, Inc. and the reduction of loans to temporary staffing businesses. The average rate of return on investments is less than the average rate of return on accounts receivable financing due to lower risk.

     In the year ended December 31, 2003, we generated $22,500 in accounting fee income compared to $35,000 in 2002. The decrease in accounting fee income in 2003 resulted from our conscious choice to focus on real estate contract financing and the corresponding reduction in the number of temporary staffing business borrowers and loss of their accounting service business.

     OPERATING EXPENSES. Operating expenses totaled $403,438 in 2003 compared with $369,189 in 2002. The increase related to increased interest expense, $89,932 in 2003 compared to $41,790 in 2002, due to increased borrowings. Legal costs also increased to $77,840 in 2003 compared to $69,405 in 2002, due to added costs of defense of the Labor Ready litigation. Compensation costs decreased to $123,092 in 2003 compared to $167,754 in 2002, as we restructured our personnel costs to better match our current business model. Our investment activities are less labor intensive than accounts receivable financing and this allowed us to eliminate some personnel costs.

     INCOME FROM OPERATIONS. We generated income from operations of $37,523 in 2003, compared to loss from operations of $29,178 in 2002. The positive income in 2003 is a direct result of the gain generated from the dividend distribution in November, 2003. This was a one time distribution and is not a recurring source of revenue.

     OTHER EXPENSE.

     EQUITY IN INCOME OF AFFILIATES. In 2003, we owned approximately 9.1% of Genesis Financial, Inc. Prior to November, 2003, we owned 45% of Genesis, but in November, we distributed 737,280 of our Genesis shares to our stockholders in a dividend distribution. We accounted for our investment under the equity method of accounting and reported our pro rata share of Genesis' net income or loss in the period in which the income or loss was reported by Genesis. For the year ended December 31, 2003, Genesis generated gross operating revenues of $454,058. Selling, general and administrative expenses totaled $578,080, producing a net loss of $124,022 for the year. As a result of the dividend distribution, and the flow through losses from Genesis recorded in 2003, our equity basis in the Genesis investment has been reduced to zero and we have deferred $20,484 in additional losses that exceed our basis in the investment. At December 31, 2003, we held 145,720 shares of Genesis common stock with a zero basis.


                                  10-KSB Page 7

LIQUIDITY AND CAPITAL RESOURCES.

     At December 31, 2004, we have cash of $1,653,276 and no liabilities. Our cash position is adequate to meet our operating expenses pending completion of the Toolbuilders acquisition, and to provide adequate cash for Toolbuilders business operations for a period of twelve months following the Toolbuilders acquisition.







                                  10-KSB Page 8

PART II, ITEM 7.  FINANCIAL STATEMENTS.













TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------


FINANCIAL STATEMENTS AND
REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS

DECEMBER 31, 2004 AND 2003










                                 10-KSB Page 9

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

CONTENTS
--------------------------------------------------------------------------------

                                                                   Page
                                                                   ----

REPORTS OF INDEPENDENT REGISTERED ACCOUNTING FIRMS      10-KSB - 11 - 12

FINANCIAL STATEMENTS

     Balance sheets                                          10-KSB - 13

     Statements of income                                    10-KSB - 14

     Statements of stockholders' equity                      10-KSB - 15

     Statements of cash flows                                10-KSB - 16

     Notes to financial statements                10-KSB - 17 through 21








                                 10-KSB Page 10

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and
Stockholders of Temporary Financial Services, Inc.

We have audited the accompanying balance sheet of Temporary Financial Services, Inc. ("the Company") as of December 31, 2004, and the related statements of income, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Temporary Financial Services, Inc. as of December 31, 2003 and for the year then ended, were audited by other auditors whose report dated February 27, 2004, expressed an unqualified opinion on those financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2004 financial statements referred to above present fairly, in all material respects, the financial position of Temporary Financial Services, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.



DeCoria, Maichel & Teague, P.S.
Spokane, Washington

February 15, 2005


                                 10-KSB Page 11

[LETTERHEAD OF LEMASTER & DANIELS PLLC]



              REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
Temporary Financial Services, Inc.
Spokane, Washington


We have audited the accompanying balance sheet of Temporary Financial Services, Inc. as of December 31, 2003, and the related statements of income, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Temporary Financial Services, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ LeMASTER & DANIELS PLLC


Spokane, Washington
February 27, 2004


                                 10-KSB Page 12

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                 December 31,
                                                                         --------------------------
                                                                            2004            2003
                                                                         -----------    -----------
ASSETS

CURRENT ASSETS:
     Cash                                                                $ 1,653,276    $    64,098
     Accounts receivable                                                          --          9,628
     Prepaid expenses                                                             --          1,877
     Loans receivable:
         Affiliates                                                               --      1,704,985
         Others                                                                   --        339,621
                                                                         -----------    -----------
         Total current assets                                              1,653,276      2,120,209
                                                                         -----------    -----------

OTHER ASSETS:
     Investments in real estate contracts receivable                              --      1,055,915
                                                                         -----------    -----------
         Total other assets                                                       --      1,055,915
                                                                         -----------    -----------

                                                                         $ 1,653,276    $ 3,176,124
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Line of credit, officer/stockholder                                 $        --    $ 1,558,404
     Accounts payable                                                             --          5,224
     Accrued expenses                                                             --          8,837
                                                                         -----------    -----------
         Total current liabilities                                                --      1,572,465
                                                                         -----------    -----------

STOCKHOLDERS' EQUITY
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized:
         none issued                                                              --             --
     Common stock - 100,000,000 shares, $0.001 par value, authorized:
         702,280 and 737,280 issued and outstanding, respectively                702            737
     Additional paid-in capital                                            1,687,817      1,762,032
     Accumulated deficit                                                     (35,243)      (159,110)
                                                                         -----------    -----------
         Total stockholders' equity                                        1,653,276      1,603,659
                                                                         -----------    -----------

                                                                         $ 1,653,276    $ 3,176,124
                                                                         ===========    ===========

See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                                 10-KSB Page 13

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF INCOME
--------------------------------------------------------------------------------

                                                       Year Ended December 31,
                                                       -----------------------
                                                           2004       2003
                                                         --------   --------
REVENUE:
     Loan and related fees:
         Affiliates                                      $ 83,992   $  4,062
         Other                                                 --     51,955
     Consulting and joint venture fees                      5,750     21,150
     Interest and investment income                       196,257    208,863
     Accounting fees and other income                       6,500     22,500
     Gain on dividend distribution                             --    127,042
     Gain on sale of assets                                    --      5,389
                                                         --------   --------
                                                          292,499    440,961
                                                         --------   --------
OPERATING EXPENSES:
     Compensation and related taxes                        67,571    123,092
     Rent                                                   8,011     21,919
     Legal and professional                                36,987     77,840
     Interest expense - related party                      89,528     89,932
     Depreciation                                              --      6,136
     Office expense                                         8,927     11,858
     Other expense                                         22,007     72,661
     Litigation settlement and legal costs                 58,187         --
                                                         --------   --------
                                                          291,218    403,438
                                                         --------   --------
INCOME FROM OPERATIONS                                      1,281     37,523

OTHER EXPENSE
     Gain on sale of securities to officer/stockholder    122,586         --
     Equity in income of affiliates                            --      3,603
                                                         --------   --------
                                                          122,586      3,603

INCOME BEFORE INCOME TAXES                                123,867     41,126

INCOME TAX PROVISION                                           --         --
                                                         --------   --------

NET INCOME                                               $123,867   $ 41,126
                                                         ========   ========

BASIC INCOME PER SHARE                                   $   0.17   $   0.06
                                                         ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                709,924    737,280
                                                         ========   ========


See accompanying notes to financial statements.
--------------------------------------------------------------------------------

                                 10-KSB Page 14

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                       Additional
                                               Common Stock             Paid-in      Accumulated
                                          Shares        Par Value       Capital        Deficit         Total
                                        -----------    -----------    -----------    -----------    -----------
BALANCES, DECEMBER 31, 2002                 737,280    $       737    $ 2,499,312    $  (200,236)   $ 2,299,813

     Dividend                                    --             --       (737,280)                     (737,280)

     Net income for the year                     --             --             --         41,126         41,126
                                        -----------    -----------    -----------    -----------    -----------

BALANCES, DECEMBER 31, 2003                 737,280            737      1,762,032       (159,110)     1,603,659

     Redemption                             (50,000)           (50)      (112,450)                     (112,500)

     Shares issued for consulting and
         directors' fees                     15,000             15         38,235                        38,250

     Net income for the year                     --             --             --        123,867        123,867
                                        -----------    -----------    -----------    -----------    -----------

BALANCES, DECEMBER 31, 2004                 702,280    $       702    $ 1,687,817    $   (35,243)   $ 1,653,276
                                        ===========    ===========    ===========    ===========    ===========


See accompanying notes to financial statements.
--------------------------------------------------------------------------------



                                 10-KSB Page 15

TEMPORARY FINANCIAL SERVICES, INC.
--------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        Year Ended December 31,
                                                                        -----------------------
                                                                          2004            2003
                                                                       -----------    -----------
  CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                        $   123,867    $    41,126
     Adjustments to reconcile net income to net cash provided
     (used) by operating activities:
         Depreciation                                                           --          6,136
         Underwriter compensation paid in Genesis stock                         --         12,000
         Directors' fees paid in stock                                      12,750             --
         Consulting fees paid in stock                                      25,500             --
         Gain on sale of securities, officer/stockholder                  (122,586)            --
         Gain on dividend distribution of Genesis stock                         --       (127,042)
         Equity in income of affiliates                                         --         (3,603)
         Decrease in accounts receivable                                     9,628          3,824
         Decrease in prepaid expenses                                        1,877             --
         Increase (decrease) in accounts payable                            (5,224)           310
         Increase (decrease) in accrued expenses                            (8,837)         5,499
                                                                       -----------    -----------
            Total adjustments                                              (86,892)      (102,876)
                                                                       -----------    -----------
            Net cash provided (used) by operating activities                36,975        (61,750)
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
         (Increase) decrease in loans receivable, net                    2,044,606       (575,313)
         (Increase) decrease in investments in real estate contracts     1,055,915       (965,665)
         Proceeds from sale of securities to officer/stockholder           396,765             --
         Sale (purchase) of securities available for sale                 (274,179)        80,600
         Proceeds from sale of furniture and equipment                          --         23,037
                                                                       -----------    -----------
            Net cash provided (used) by investing activities             3,223,107     (1,437,341)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
         Increase (decrease) in line of credit, net                     (1,558,404)     1,015,979
         Redemption of stock for cash                                     (112,500)            --
                                                                       -----------    -----------
            Net cash provided (used) by financing activities            (1,670,904)     1,015,979
                                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                                          1,589,178       (483,112)
CASH, BEGINNING OF YEAR                                                     64,098        547,210
                                                                       -----------    -----------
CASH, END OF YEAR                                                      $ 1,653,276    $    64,098
                                                                       ===========    ===========

-------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
         Cash payments of interest                                     $    97,931    $    85,192
                                                                       ===========    ===========


See accompanying notes to financial statements.
--------------------------------------------------------------------------------


                                 10-KSB Page 16

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc. ("TFS" or "Company"), incorporated in Washington state on October 4, 2000. During 2004 and 2003, the Company's operations consisted of financing and other services for the temporary employment services industry and financing the purchase of real estate contracts receivable through an affiliated business. In December, 2004, the Company entered into a letter of intent to acquire Toolbuilders Laboratories, Inc. ("Toolbuilders") and discontinued all active operations.

Summary of Significant Accounting Policies:

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

Cash - Cash consists of demand deposits, including interest-bearing accounts, held in one bank.

Revenue recognition - In 2004 and 2003, The Company generated revenues from loan fees, fee based accounting services, consulting and joint venture services, and investment and interest income. Loan fees are earned at the time the loan amounts are advanced to borrowers and are recognized as income on the accrual basis. Fee based accounting services are typically charged at a monthly fixed rate, are invoiced at the end of the month in which the services are performed, and are recognized as income on the accrual basis.

Joint venture revenues result from the Company's participation in real estate contract receivable purchases. After holding the interest in the joint venture contract for a relatively short period, the contract is sold and the Company's gain is determined by the excess of the sales price over the cost basis of the contract. Joint venture revenues are uncertain until the joint venture contracts are sold. Joint venture revenues are recognized on the accrual basis at the time of sale when the amount of the sale price becomes fixed. . Consulting fees are billed for services provided to affiliated companies and are invoiced after the services have been performed. Consulting fee income is recognized on the accrual basis at the time the services are invoiced.

Investment and interest income are derived from investments in real estate receivable contracts. Typically, a real estate contract is purchased for the interest rate yield. The Company recognizes interest on investments in interest bearing real estate receivable contracts as revenue on the accrual basis using the interest method. The Company amortizes any premiums or discounts as a revenue adjustment using the interest method. The Company stops accruing interest revenue when the collection of interest becomes uncertain.


                                 10-KSB Page 17

--------------------------------------------------------------------------------

Investment securities. Real estate contracts receivable are purchased and held for interest rate yield. The Company does not classify real estate contracts receivable as securities available for sale and the Company reports income on real estate contracts receivable in accordance with the revenue recognition policy stated above. The Company also acquires investment securities available-for-sale and records them at fair value. The Company adjusts related balance sheet accounts as if the unrealized gains and losses on investment securities had been realized, and record the adjustment, net of tax, in accumulated other comprehensive income (loss) in shareholder's equity. If the fair value of an investment security classified as available-for-sale declines below its cost and the Company considers the decline to be other than temporary, the Company reduces the investment security to its fair value, and recognizes a related loss. At December 31, 2004 and 2003, the Company held no investment securities available-for-sale.

Allowance for loan losses - The Company provides for estimated loan losses on loans receivable at a level which, in management's opinion, is adequate to absorb credit losses on such loans. The amount of the allowance is based on management's evaluation of the collectibility of the loans receivable, including the nature of the loans, adequacy of collateral, credit concentrations, trends in loss experience, specific impaired loans, economic conditions, and other risks inherent in the loans. At December 31, 2004, the Company was no longer holding any loans and no allowance for loan losses was necessary. At December 31, 2003, the Company estimated that its loans receivable were fully collectible and the allowance for loan losses was -0-.

Income tax - Deferred taxes are provided, when material, on the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Basic income per share - The Company accounts for its income per common share according to Statement of Financial Standards No. 128, "Earnings Per Share" ("SFAS No. 128"). Under the provisions of SFAS No. 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The company had no common stock equivalents in the periods presented.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------
In connection with the Company's plan to locate an acquisition candidate the Company converted its assets to cash and paid off all remaining liabilities during 2004. In each of the transactions described below, the purchaser was Mr. Coghlan or an entity affiliated with Mr. Coghlan. The transactions were all priced at the face value of debt instruments plus accrued interest or other independently verifiable indicator of value such as the over the counter bulletin board market quotation service. The Board of Directors of the Company considered the terms of each transaction to be at least as fair to the Company as the terms available from an unrelated third party.


                                 10-KSB Page 18

--------------------------------------------- ------------------- ------------------- -------------
DESCRIPTION                                       BOOK VALUE          AMOUNT PAID      GAIN (LOSS)
--------------------------------------------- ------------------- ------------------- -------------
PowerCold Stock                                          $ 24,179           $  15,600    $ (8,579)
--------------------------------------------- ------------------- ------------------- -------------
PCS Edventures Stock                                      250,000             271,875      21,875
--------------------------------------------- ------------------- ------------------- -------------
Genesis Financial Stock                                       -0-             109,290     109,290
--------------------------------------------- ------------------- ------------------- -------------
Real Estate Contract #1                                   809,957             809,957         -0-
--------------------------------------------- ------------------- ------------------- -------------
Real Estate Contract #2                                   190,000             190,000         -0-
--------------------------------------------- ------------------- ------------------- -------------
Real Estate Contract #3                                    50,000              50,000         -0-
--------------------------------------------- ------------------- ------------------- -------------
Genesis Line of Credit Receivable                         528,268             528,268         -0-
--------------------------------------------- ------------------- ------------------- -------------
Everyday Staffing Line of Credit Receivable               481,341             481,341         -0-
--------------------------------------------- ------------------- ------------------- -------------
Total                                                                                    $122,586
--------------------------------------------- ------------------- ------------------- -------------


During 2004, the Company paid Brad Herr, an officer/director $10,000 in salary (five months at $2,000 per month), and $14,000 for contract services (seven months at $2,000 per month). In 2003, all amounts paid to Mr. Herr for services were in the form of salary in the amount of $88,000.

As discussed in Note 3, the Company had loans receivable from affiliates totaling $-0- and $1,704,985 at December 31, 2004 and 2003, respectively.

At December 31, 2003, the Company had a $2,000,000 line of credit with Mr. Coghlan (see Note 5) on which interest expense of $89,528 and $89,932 was incurred in 2004 and 2003, respectively. The line of credit was paid off in 2004 and no additional amounts are owed as of December 31, 2004.

NOTE 3 -- INVESTMENTS IN AFFILIATES:
--------------------------------------------------------------------------------

In January, 2002, the Company acquired an interest in Genesis Financial, Inc. ("Genesis"), a company formed to engage in the business of purchasing and reselling seller financed real estate receivable contracts. The Company acquired 350,000 shares of common stock at $.001 per share, 200,000 shares at $1.00 per share, and $200,000 of convertible debt with a conversion right at $1.00 per share. The convertible debt was converted to common stock in 2002. The Company also exchanged 50,000 shares of its common stock for 250,000 shares of Genesis common stock with a fair value of $250,000. As a result of these transactions, at December 31, 2002, the Company owned 1,000,000 (45%) of the total outstanding stock of Genesis

On November 28, 2003, the Company distributed 737,280 shares of its Genesis common stock as a dividend to its stockholders. The dividend shares were valued at $1.00 per share and resulted in a gain on the distribution that has been reflected in the income statement for the year ended December 31, 2003. In addition, the Company distributed 12,000 shares of its Genesis common stock to the Company's underwriter (and $22,000 cash), in settlement of its underwriter's warrants.

In accordance with the initial funding agreement, a portion of the Company's Genesis common stock was also subject to a clawback based on certain performance requirements. In December, 2003, the Company and Genesis mutually agreed to accelerate the clawback for inclusion in the 2003 financial statements and 105,000 of the Company's Genesis shares were cancelled. As a result of these transactions, at December 31, 2003, the Company owned 145,720 shares of Genesis common stock with a zero book value (approximately 9.1% of total outstanding shares of Genesis).


                                 10-KSB Page 19

During 2004, the remaining shares of Genesis Financial, Inc. were sold to Mr. Coghlan for $109,290 based on a current market price for the shares of $0.75 per share. See Note 2. Mr. Coghlan is a director and controlling stockholder of Genesis.

NOTE 4 -- LINE OF CREDIT:
--------------------------------------------------------------------------------

At December 31, 2004, the Company's line of credit with Mr. Coghlan is paid in full and the line of credit agreement has been terminated.

At December 31, 2003, the Company had an outstanding balance of $1,558,404 payable against a line of credit with Mr. Coghlan. The line of credit was unsecured and bore interest at 8%.

At December 31, 2003 the Company was owed $1,704,985 by Genesis Financial, Inc. against a $2,000,000 line of credit secured by all of the assets of Genesis Financial, Inc. The line was personally guaranteed by Michael Kirk, a principal stockholder of the borrower. The line of credit bore interest at the rate of 8%. As of December 31, 2004, the line of credit from Genesis to TFS has been paid in full and the line of credit agreement has expired and was not renewed.

NOTE 5 -- CAPITAL STOCK:
--------------------------------------------------------------------------------

Prior to January 2004, the Company completed two unregistered private placements of common stock, an initial public offering and distributed 50,000 shares of its common stock in exchange for 250,000 shares of Genesis Financial, Inc. As a result if these transactions, the Company had 737,280 shares of its common stock issued and outstanding as of December 31, 2003. During 2004, the Company redeemed 50,000 shares of its common stock for $112,500. Also in 2004, the Company issued 15,000 shares valued at $38,250 in the aggregate ($2.55 per share). This issuance consisted of 5,000 shares to outside directors for directors' fees and 10,000 shares to an unrelated consultant for consulting services during 2004. At December 31, 2004, the Company had 702,280 shares issued and outstanding.

NOTE 6 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated tax-basis net operating income of approximately $124,000 for the year ended December 31, 2003, and aggregate losses since inception of approximately $35,000. These losses are available for carryover to offset future taxable income through 2023. The Company generated tax basis net operating income of approximately $35,000 for the year ended December 31, 2003, and aggregate losses from inception through December 31, 2003 of approximately $160,000. These losses are available for carryover to offset future taxable income through 2022.

At December 31, 2004, the Company had an $8,750 deferred tax asset relating to the operating loss carryovers. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. For the year ended December 31, 2004, the income tax benefit differed from the $8,750 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

At December 31, 2003, the Company had a $37,500 deferred tax asset relating to operating loss carryovers. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. For the year ended December 31, 2003, the income tax benefit differed from the $37,500 expected amount because of the impact of recognizing the deferred tax asset valuation allowance.

                                 10-KSB Page 20

NOTE 7 - LITIGATION SETTLEMENT:
--------------------------------------------------------------------------------

In February, 2004, the Company participated in a mediation process regarding the claims of Labor Ready, Inc. against TFS and its affiliates, and other parties, and the counterclaims of TFS against Labor Ready, Inc. As a result of the arbitration, the Company agreed to contribute $33,334 to a settlement fund in order to resolve the litigation. The settlement documents were signed and filed with the court in April, 2004. As a result of the settlement, the matter has been dismissed. Total expense related to the litigation and settlement in 2004 was $58,187, including legal fees and costs.

NOTE 8 - SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

THE TOOLBUILDERS LETTER OF INTENT. On December 21, 2004, the Company entered into a non-binding letter of intent to acquire Toolbuilders. Toolbuilders is engaged in the business of inventing, designing, engineering and producing software products. Toolbuilders's flagship product, the Sempre(TM) Series, is an automated software source code analyzer which finds and repairs source code errors that could result in security vulnerabilities.

The Company and Toolbuilders expect to enter into a definitive Stock for Stock Exchange Agreement in the first quarter of 2005. It is anticipated that the Definitive Agreement will result in a change of control of the Company with the Toolbuilders stockholders owning 70% and the current stockholders holding the remaining 30% of the Company after the transaction. The transaction is expected to provide approximately $1,600,000 cash to be used by Toolbuilders to further the commercialization of the Sempre Series and other software products currently in development by Toolbuilders.

When the transaction is closed, the officers and directors of the Company will resign and new officers and directors will be appointed by the stockholders of Toolbuilders.

INVESTMENT IN GENESIS HOLDINGS, INC. In January, 2005, the Company invested $505,000 in Genesis Holdings, Inc. (Genesis Holdings). Genesis Holdings is related to the Company through common control of Genesis Financial, Inc. The investment consisted of $500,000 in notes bearing interest at 8% per annum, and $5,000 in common stock. By agreement with Genesis Holdings, the Company may liquidate its interest in Genesis Holdings at any time. Genesis Holdings is thereafter obligated to return the investment plus interest to the Company within a reasonable time. This investment was discussed with Toolbuilders and liquidation of the investment will be timed to coincide with the needs of Toolbuilders if and when the Toolbuilders acquisition is closed. If the Toolbuilders transaction does not close, the Company will evaluate the investment and make changes appropriate to the circumstances at the time.


                                 10-KSB Page 21

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE.

     There have been no disagreements between the Company and its accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

     As previously reported in Form 8-K dated January 3, 2005, the Company changed its independent accountants to DeCoria, Maichel & Teague, P.S., 1105 W. Francis, Suite A, Spokane, Washington 99205.


                                   FORM 10-KSB
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following sets forth information concerning our Management and key personnel:

     JOHN R. COGHLAN, age 61, is President of the Company and serves as Chairman of the Board of Directors. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and as a Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100 % owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan's children and grandchildren. Mr. Coghlan is also a director and principal stockholder of Genesis Financial, Inc.

     BRAD E. HERR, age 50, is Secretary, Chief Operating Officer and a Director. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. From 1993 through 1996, Mr. Herr practiced law in the firm of Brad E. Herr, P.S. From June 1996 through June 2001, Mr. Herr was employed at AC Data Systems, Inc. (AC Data) in Post Falls, Idaho. During this period at AC Data, Mr. Herr held the position of Director of Finance (1996 through 1998) and Vice-President - Business Development (1998 through June, 2001). AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

     In June, 2001, Mr. Herr left employment at AC Data to pursue other business opportunities. From June, 2001 through March, 2002, Mr. Herr was employed by Brad E. Herr, P.S., a professional services corporation that he owns. During this period, Brad E. Herr, P.S., provided professional services to TFS and other business clients. In April, 2002, Mr. Herr was hired by the Company as Chief Operating Officer, and from April, 2002 through December 31, 2003, was employed full time by the Company. Mr. Herr also serves as Principal Financial Officer of the Company. On January 2, 2004, Mr. Herr rejoined AC Data as President, and is now working full-time for AC Data and provides contract services as needed for TFS.


                                 10-KSB Page 22

     Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana. Mr. Herr also serves as a Director of Genesis Financial, Inc.

     MICHAEL A. KIRK, age 53, is a Director. Mr. Kirk was elected to the Board at the annual stockholders' meeting held on August 1, 2002, and has served in that capacity since his election.

     Mr. Kirk is President and a Director of Genesis Financial, Inc., (Genesis) a company organized in January, 2002 to buy and sell seller-financed real estate contracts. Prior to founding Genesis, Mr. Kirk was the Senior Vice President of Metropolitan Mortgage & Securities Co., Inc. ("Metropolitan"). In that capacity, Mr. Kirk managed a staff of 155 and was responsible for all corporate production units, including real estate receivable acquisition, commercial real estate lending, wholesale residential lending, retail residential lending, correspondent lending, secondary markets, alternative cash flow acquisitions, and equipment leasing. In Metropolitan's fiscal year ended in 2000, his operations produced $634 million in transaction volume, involved $900+ million in total assets and contributed $97 million in revenues. Mr. Kirk joined Metropolitan in 1982 as a contract buyer and a member of the underwriting committee. He was a contract buyer and senior underwriter for 12 years. During his tenure with Metropolitan, Mr. Kirk was personally responsible for moving the company from a retail focus to the wholesale markets, and increasing production ranging between 20% and 55% annually 5 years in a row. He was instrumental in turning Metropolitan into a diverse, full-service financial institution and personally designed and implemented many of the products available at Metropolitan. He also coordinated Metropolitan's securitization business.

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

     C. EUGENE OLSEN, age 63, accepted a position as an independent Director of the Company in October, 2001. Mr. Olsen has over fifteen years experience in public accounting, with seven years as a partner in the Spokane, Washington office of an international CPA firm. From 1995 through 2002, Mr. Olsen has served as Chief Financial Officer for Dellen Wood Products, Inc. in Spokane Washington. In 2002, Mr. Olsen was employed as President of AC Data Systems, Inc. Mr. Olsen also participates in other business ventures for his own account from time-to-time.

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


                                 10-KSB Page 23

TRANSACTIONS WITH AFFILIATES AND CONFLICTS OF INTEREST.

     In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to the Company than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors assures that all activities of the Company are in the best interest of the Company and its stockholders. As noted above, the Company currently has only one independent director. Pending election of a second independent board member, the Company will submit transactions (if any) with affiliates to Mr. Olsen for his approval.

     We intend to consider investment in other businesses from time to time. When presented with an investment opportunity, we may decline the investment because of the timing, other commitments, size, suitability standards, or any number of other sound business reasons. In such circumstances, it is possible that some or all of our officers and directors may choose to make the investment from personal funds. In order to fulfill their fiduciary responsibilities to the Company and our stockholders, each officer and director is aware that he or she must make business opportunities that are consistent with our business plan available to the company first. If we decline to participate, the individual officers and directors may then participate individually. Beyond the obligation to present opportunities to the Company first, there are no restrictions on participation in business opportunities by our officers and directors.

     As previously reported, the Company expected to establish an audit committee and adopt a code of ethics for its executive officers prior to December 31, 2004. As a result of the Company's plan to seek a reverse acquisition transaction, the creation of the audit committee and the adoption of a code of ethics has been deferred. The need for an audit committee and a code of ethics has been discussed with management of Toolbuilders and Toolbuilders management will assume this responsibility in 2005 should the reverse acquisition be completed as described in the non-binding letter of intent.


                                 10-KSB Page 24

ITEM 10. EXECUTIVE COMPENSATION.

     The following table sets forth summary information regarding all compensation earned by our Chief Operating Officer during the years ended December 31, 2004 and 2003. No other person earned more than $100,000 during this period.

------------------------- ----------------- ----------------- ---------------------- ----------------------
   Name and Principal
        Position                Year              Salary        Other Compensation    Total Compensation
------------------------- ----------------- ----------------- ---------------------- ----------------------
Brad E. Herr, COO                     2004          $ 10,000               $ 14,000                $24,000
                          ----------------- ----------------- ---------------------- ----------------------
                                      2003          $ 88,000               $    -0-                $88,000
------------------------- ----------------- ----------------- ---------------------- ----------------------

     Mr. Coghlan, President of the Company, is not currently compensated for his activities on our behalf.

     In December 2004, the Company issued 2,500 shares of Common Stock to each of one independent director and one affiliated director for directors' services performed during 2004. The common stock was valued at $2.55 per share and $12,750 in directors fees were expensed in the year ended December 31, 2004.

     The Company currently has no employees and provides no employment benefits or other employment compensation, payroll tax benefits, or health insurance for any individual. No stock compensation plans have been adopted by the Company.

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

     SECURITY OWNERSHIP OF NON-MANAGEMENT OWNERS. The only stockholders holding 5% or more of the Company's common stock are management stockholders described below.

     SECURITY OWNERSHIP OF MANAGEMENT. The following table sets forth information concerning the ownership of our Common Shares by all directors and all directors and officers as a group as of December 31, 2004. The number of shares attributed to Mr. Coghlan includes 10,000 shares owned by Coghlan Family LLC and 10,000 shares owned by Coghlan Family Corporation and 200 shares held by Wendy Coghlan in trust for two Coghlan grandchildren. The number of shares attributed to Brad Herr includes 37,500 shares held in the Brad E. Herr IRA Account.

----------------------------------------------------------------- -------------------- -------------------
Name                                                                Number of Shares     % at 12/31/2004
----------------------------------------------------------------- -------------------- -------------------
John R. Coghlan, 200 N. Mullan, Suite 213, Spokane, WA 99006                  306,200              43.60%
----------------------------------------------------------------- -------------------- -------------------
Brad E. Herr, 5413 S. Saybrook Lane, Spokane, WA 99223                         50,000               7.12%
----------------------------------------------------------------- -------------------- -------------------
Michael A. Kirk, 200 N. Mullan, Suite 217, Spokane, WA 99206                    2,500               0.36%
----------------------------------------------------------------- -------------------- -------------------
C. Eugene Olsen, 1508 E. 27th, Spokane, WA 99203                                2,500               0.36%
----------------------------------------------------------------- -------------------- -------------------
All Officers and Directors as a Group                                         361,200              51.44%
----------------------------------------------------------------- -------------------- -------------------


                                 10-KSB Page 25

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     TFS was formed in October, 2000. Since its inception, we have engaged in a number of transactions with our management in an effort to establish business operations. These transactions may not be considered to have been conducted at arms length, although the disinterested Directors approved the transactions and the terms were considered fair at the time.

     In December, 2003, John R. Coghlan purchased the fixed assets of the Company for book value $23,037, the net book value of the assets at the time of purchase. The Board of Directors, with the Mr. Coghlan abstaining, agreed that the net book value was at least as great as the market value of the assets at the date of sale and considered the price to be fair. The assets were sold to position the company for possible acquisition at some time in the future.

     In connection with the Company's plan to locate an acquisition candidate the Company converted its assets to cash and paid off all remaining liabilities during 2004. In each of the transactions described below, the assets were purchased by Mr. Coghlan, an officer, director, and stockholder of the Company. Pricing of the transactions was all based on the face value of debt instruments plus accrued interest or other independently verifiable indicator of value such as the over the counter bulletin board market quotation service. The Board of Directors of the Company considered the terms of each transaction to be at least as fair to the Company as the terms available from an unrelated third party.

----------------------------------------------- ------------------- ------------------- -----------
Description                                          Book Value          Amount Paid     Gain/Loss
----------------------------------------------- ------------------- ------------------- -----------
PowerCold Stock                                            $ 24,179           $  15,600  $ (8,579)
----------------------------------------------- ------------------- ------------------- -----------
PCS Edventures Stock                                        250,000             271,875    21,875
----------------------------------------------- ------------------- ------------------- -----------
Genesis Financial Stock                                         -0-             109,290   109,290
----------------------------------------------- ------------------- ------------------- -----------
Real Estate Contract #1                                     809,957             809,957       -0-
----------------------------------------------- ------------------- ------------------- -----------
Real Estate Contract #2                                     190,000             190,000       -0-
----------------------------------------------- ------------------- ------------------- -----------
Real Estate Contract #3                                      50,000              50,000       -0-
----------------------------------------------- ------------------- ------------------- -----------
Genesis Line of Credit Receivable                           528,268             528,268       -0-
----------------------------------------------- ------------------- ------------------- -----------
Everyday Staffing Line of Credit Receivable                 481,341             481,341       -0-
----------------------------------------------- ------------------- ------------------- -----------
Total                                                                                    $122,586
----------------------------------------------- ------------------- ------------------- -----------

During 2004 the Company paid Mr. Herr $10,000 in salary (five months at $2,000 per month), and $14,000 for contract services (seven months at $2,000 per month). In 2003, all amounts paid to Mr. Herr for services were in the form of salary in the amount of $88,000.


                                 10-KSB Page 26

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

Form 8-K dated December 20, 2004, regarding letter of intent for Toolbuilders acquisition and other matters.

Form 8-K dated January 3, 2005, regarding change in independent accountant.

Exhibit Designation     Description                                      Reference

Item 601 (31)           Certification of Principal Executive Officer     Exhibit 31.1
                        Certification of Principal Financial and
                            Accounting Officer                           Exhibit 31.2
Item 601 (32)           Certification of Chief Executive Officer         Exhibit 32.1
                        Certification of Chief Financial Officer         Exhibit 32.2

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The principal accountant for the Company billed audit and tax fees as set forth in the following table:

---------------------- ------------------- -------------------
                            2004                  2003
---------------------- ------------------- -------------------
Audit Services             $  12,000              $ 24,100
---------------------- ------------------- -------------------
Tax Services               $   1,500              $  2,720
---------------------- ------------------- -------------------

The Company will establish an audit committee upon appointment a new board of directors after the completion of the Toolbuilders acquisition which is anticipated to close before June 30, 2005. During 2003 and 2004, matters involving retention of accountant and review of the independent accountants and approval of the audit engagement and fee arrangements were handled by the Board of Directors.

         SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.


/s/ John R. Coghlan     President     John R. Coghlan        March 22, 2005
--------------------------------------------------------------------------------
Signature                 Title        Printed Name               Date


/s/ Brad E. Herr        Secretary      Brad E. Herr          March 22, 2005
--------------------------------------------------------------------------------
Signature                 Title        Printed Name               Date


                                 10-KSB Page 27

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              Principal Executive
/s/ John R. Coghlan          Officer and Director        John R. Coghlan      March 22, 2005
------------------------------------------------------------------------------------------------------
Signature                            Title                Printed Name               Date


                            Principal Financial and
/s/ Brad E. Herr        Accounting Officer and Director    Brad E. Herr       March 22, 2005
------------------------------------------------------------------------------------------------------
Signature                            Title                Printed Name               Date


/s/ Michael A. Kirk                Director              Michael A. Kirk      March 22, 2005
------------------------------------------------------------------------------------------------------
Signature                            Title                Printed Name               Date


/s/ C. Eugene Olsen                Director              C. Eugene Olsen      March 22, 2005
------------------------------------------------------------------------------------------------------
Signature                            Title                Printed Name               Date


                                 10-KSB Page 28