Form 10QSB
period 2005-03-31
TEMPORARY FINANCIAL SERVICES INC
filed 2005-05-11
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

|_|    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       EXCHNAGE ACT

          For the transition period from _____________ to ____________.


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
                                                                  Yes |X| No |_|


The number of shares of common stock outstanding on May 6, 2005 was:     702,280

Transitional Small Business Disclosure Format.                     Yes |_| No|X|


                                  10-QSB Page 1

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------

                                   FORM 10-QSB
PART I                                                                      Page
                                                                            ----

Item 1. Financial statements (unaudited)
   Management statement                                           10-QSB Page 3
   Balance sheet at March 31, 2005                                10-QSB Page 4
   Statements of operations for the three month periods
     ended March 31, 2005 and 2004                                10-QSB Page 5
   Statements of cash flows for the three month periods
     ended March 31, 2005 and 2004                                10-QSB Page 6
   Notes to financial statements                                  10-QSB Page 7

Item 2. Management's discussion and analysis of financial
   condition and results of operations                            10-QSB Page 10

Item 3. Controls and procedures                                   10-QSB Page 12

Part II

Item 1. Legal proceedings                                         10-QSB Page 12

Item 2. Changes in securities                                     10-QSB Page 12

Item 3. Defaults upon senior securities                           10-QSB Page 12

Item 4. Submission of matters to a vote of security holders       10-QSB Page 12

Item 5. Other information                                         10-QSB Page 12

Item 6. Exhibits and Reports on Form 8-K                          10-QSB Page 12

Signatures                                                        10-QSB Page 13

Certifications                                                    10-QSB Page 14


                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of March 31, 2005, and the related statements of operations, and cash flows for the three month periods ended March 31, 2005 and 2004, were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2004, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
May 6, 2005


                                 10-QSB Page 3

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Balance Sheet (Unaudited)
================================================================================

                                                                  March 31, 2005
                                                                  --------------
Assets

CURRENT ASSETS:
    Cash and cash equivalents                                    $    1,133,871
    Interest receivable                                                   7,778
                                                                 --------------
          Total current assets                                        1,141,649
                                                                 --------------
OTHER ASSETS:
    Notes receivable                                                    500,000
    Investment in securities                                              5,000
                                                                 --------------
       Total other assets                                               505,000
                                                                 --------------
                                                                 $    1,646,649
                                                                 ==============
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
    Accrued expenses                                                        134
                                                                 --------------
       Total liabilities                                                    134
                                                                 --------------

STOCKHOLDERS' EQUITY:
    Common stock - 100,000,000 shares, $0.001 par
      value, authorized; 702,280 shares issued and outstanding              702
    Preferred stock - 5,000,000 shares, $0.001 par
      value, authorized; none issued                                         --
    Additional paid-in capital                                        1,687,817
    Accumulated deficit                                                 (42,004)
                                                                 --------------
       Total stockholders' equity                                     1,646,515
                                                                 --------------

                                                                 $    1,646,649
                                                                 ==============

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 4

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Statements of Operations (Unaudited)
================================================================================

                                                           Three Months Ended
                                                                March 31,
                                                         -----------------------
                                                            2005         2004
                                                         ---------    ---------
REVENUE:
    Loan and related fees                                $      --    $  14,772
    Consulting and joint venture fees                           --        4,800
    Interest and investment income                          11,588       71,498
    Accounting fees and other income                            --        3,000
                                                         ---------    ---------
                                                            11,588       94,070
                                                         ---------    ---------
OPERATING EXPENSES:
    Advertising                                                 --        2,102
    Compensation and related expenses                           --       14,936
    Rent                                                        --        5,522
    Legal and professional                                  14,460        6,105
    Interest expense - related party                            --       23,632
    Office expense                                              --        3,940
    Other expense                                            3,889        5,503
    Litigation & settlement expenses                            --       57,791
                                                         ---------    ---------
                                                            18,349      119,531
                                                         ---------    ---------
LOSS FROM OPERATIONS                                        (6,761)     (25,461)

INCOME TAX BENEFIT                                              --           --
                                                         ---------    ---------
NET LOSS                                                 $  (6,761)   $ (25,461)
                                                         =========    =========
BASIC LOSS PER SHARE                                     $   (0.01)   $   (0.03)
                                                         =========    =========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING                 702,280      737,280
                                                         =========    =========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 5

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Statements of Cash Flows (Unaudited)
================================================================================

                                                           Three Months Ended
                                                                March 31,
                                                       --------------------------
                                                           2005           2004
                                                       -----------    -----------
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $    (6,761)   $   (25,461)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Increase in accounts receivable                       --         (4,453)
          Increase in interest receivable                   (7,778)
          Increase in accounts payable                          --          8,308
          Increase (decrease) in accrued expenses              134         (5,741)
                                                       -----------    -----------
             Total adjustments                              (7,644)        (1,886)
                                                       -----------    -----------
             Net cash used by operating activities         (14,405)       (27,347)
                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment in restricted securities                     (5,000)      (250,000)
    Purchases of notes receivable                         (500,000)            --
    Increase in loans receivable, net                           --       (280,376)
    Decrease in investments in real estate contracts
       receivable                                               --          1,450
                                                       -----------    -----------
             Net cash used by investing activities        (505,000)      (528,926)
                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from line of credit, net                           --        696,596
                                                       -----------    -----------
             Net cash provided by financing
                 activities                                     --        696,596
                                                       -----------    -----------

NET INCREASE (DECREASE) IN CASH                           (519,405)       140,323
CASH, BEGINNING OF PERIOD                                1,653,276         64,098
                                                       -----------    -----------
CASH, END OF PERIOD                                    $ 1,133,871    $   204,421
                                                       ===========    ===========
--------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
    Cash payments of interest                          $        --    $    32,036
                                                       ===========    ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                 10-QSB Page 6

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc. ("TFS"), incorporated in Washington State on October 4, 2000. TFS has established December 31 as its fiscal year end. In 2004, the Company's operations consisted of three segments: the purchase of real estate contracts receivable for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry. In anticipation of a reverse acquisition transaction, near the end of 2004, the Company converted all of its assets to cash and discontinued its lending business. The reverse acquisition transaction was subsequently abandoned. In the quarter ended March 31, 2005, the Company's only revenue was generated from interest income on its cash assets held in highly liquid interest-bearing accounts.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2004, and the notes thereto contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

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

Cash and cash equivalents - Such assets consist of demand deposits, including interest-bearing money market accounts, held in one financial institution.

Investment in securities - Investments in equity securities are stated at cost, which approximates fair value.

Revenue recognition - In 2004, the Company generated revenues from interest earned on loans, investment income from real estate contracts receivable, loan and related fee income from loans to temporary staffing businesses, fee based accounting services, and joint venture and consulting services.


                                  10-QSB Page 7

Interest earned on loans and investment income from real estate contracts receivable were recognized when earned based on the amount of the loan, the rate, and the time outstanding. The Company recognized loan and related fee income from temporary staffing businesses at the time the loan amounts were advanced to the borrowers. Loan advances were typically made on a weekly basis to temporary staffing borrowers and the amount of the advance was netted against the applicable loan and related fee income. Fee based accounting services were typically charged at a monthly fixed rate, and were invoiced as income at the end of the month in which the services are performed. Near the end of 2004, the Company discontinued its lending operations in anticipation of a reverse merger transaction. Revenue in the first quarter of 2005 was derived solely from interest earned on cash held in highly liquid interest-bearing accounts.

In 2004, joint venture revenues resulted from the Company's participation in real estate contract receivable purchases. After holding interests in joint venture contracts for relatively short periods, contracts were sold and the Company's gain was determined by the excess of the sale price over the cost basis of the contract. Joint venture contract revenues were recognized when the related contract was sold. Consulting fees were recognized when billed for services provided to affiliated companies. All of these operations were discontinued in 2004 and no revenues were received from these activities in the quarter ended March 31, 2005.

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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

During the quarter ended March 31, 2005, the Company purchased professional services of an officer/director at a cost of $6,000. The officer/director did not receive any amounts for professional services in the quarter ended March 31, 2004.

NOTE 3 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated a tax-basis net operating loss of approximately $7,000 for the quarter ended March 31, 2005 and aggregate losses since inception of approximately $42,000. These losses are available for carryover to offset future taxable income through 2025.


                                 10-QSB Page 8

At March 31, 2005, the Company had a deferred tax asset of $10,500. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the quarters ended March 31, 2005 and 2004, the income tax benefit differed from the expected amounts of $1,750 and $6,500, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.


                                  10-QSB Page 9

                                   FORM 10-QSB

Part  I, Item 2. Management's discussion and analysis of financial condition and results of operations.

      The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, our business has evolved.

      Background. In late 2004, management elected to discontinue active loan and investment operations in order to focus on locating a suitable reverse acquisition candidate. Management had determined that the existing business activities, consisting of investing in real estate contract receivables, lending to an affiliate involved in purchasing real estate contract receivables, and various other short-term investment and lending activities, would not provide adequate returns to the company and its shareholders to justify the operating business model. In order to provide a better potential return to its shareholders, Management began actively seeking a merger candidate. A letter of intent was reached with Toolbuilders Laboratories, Inc. in December, 2004, but the Toolbuilders transaction was abandoned in April 2005. In anticipation of a reverse merger transaction, the Company converted all of its assets to cash and paid off all liabilities. As a result, operations in the first quarter of 2005 were limited to investment of cash in highly liquid interest bearing accounts and performing the due diligence associated with a planned reverse merger transaction.

      Future Plans. The Company intends to continue exploring other business alternatives. No acquisition or reverse acquisition transaction has been identified at this time, but Management has indicated that it will continue to seek out an attractive acquisition prospect in the coming months.

      At this time, the Company has no active operations beyond seeking a viable acquisition candidate. As a result, operating results for the three months ended March 31, 2005 are not comparable to the three months ended March 31, 2004 and comparative results are not provided. The results of operations for the dissimilar periods are presented separately below.

Results of Operations.

Three months ended March 31, 2005.

      Revenues. In the three months ended March 31, 2005, the company generated $11,588 in interest income from investing cash assets in liquid interest-bearing accounts. In January, 2005, the Company purchased $500,000 in debentures receivable from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The debentures bear interest at 8% per annum and may be converted back into cash on short notice. Available cash assets will be invested in interest-bearing accounts pending application to a reverse acquisition or other business transaction. As a result, interest income in future periods is expected to increase over the amount earned in the first quarter of 2005.


                                 10-QSB Page 10

      Operating Expenses. Expenses in the three months ended March 31, 2005 were limited to professional fees and costs incurred in connection with the company's status as a public company, and the due diligence costs associated with the Toolbuilders transaction that was subsequently abandoned. Pending identification of a viable reverse acquisition transaction, the Company will limit expenses to the costs of being public and due diligence expenses in connection with evaluating suitable acquisition candidates.

      Loss from Operations. In the quarter ended March 31, 2005, the Company incurred an operating loss of $6,671. Pending location of a suitable acquisition candidate, management anticipates that it will generate small profits in future periods by investing cash assets in interest- bearing accounts with higher yields.

Three Months Ended March 31, 2004

      Revenues. In the three months ended March 31, 2004, the Company generated total revenues of $94,070 from all sources. Loan and related fees from temporary staffing businesses were $14,772 in the quarter ended March 31, 2004. Interest and investment income were $71,498 in the quarter ended March 31, 2004. In the quarter ended March 31, 2004, we generated $3,000 in accounting fee and other income and $4,800 in consulting and joint venture fees.

      Operating Expenses. Operating expenses totaled $119,531 in the quarter ended March 31, 2004. Compensation and related expenses and legal and professional expenses were $6,105 and litigation and settlement expenses, consisting of legal fees and costs of approximately $24,000 and settlement costs of approximately $33,000 were incurred in the quarter ended March 31, 2004. The litigation and settlement costs resulted from a mediation of the previously reported Labor Ready proceeding and the resulting settlement of the litigation. The action giving rise to these fees is now dismissed and the company is no longer a party to any outstanding litigation. As a result, this category of expense will be eliminated in future periods.

      Advertising expense of $2,102 was incurred in the quarter ended March 31, 2004. This amount included the renewal for listing our securities in the Standard & Poors Securities Manual. Other advertising expense consists of amounts spent for the Company's yellow pages telephone book listing and a limited amount of product literature.

      Loss From Operations. We incurred loss from operations of $25,461 in the first quarter 2004. Of this loss, approximately $57,000 related to litigation and settlement expenses incurred in defending the Company against the Labor Ready action previously reported. Without the litigation costs and settlement expenses, the Company would have reported a net profit of approximately $32,000 in the first quarter 2004.


                                 10-QSB Page 11

Liquidity and Capital Resources.

      At March 31, 2005, cash and cash equivalents amounted to $1,133,871, and investment securities amounted to an additional of $505,000. At this time, our existing cash position is believed to be sufficient to support our anticipated business operations while we seek out a viable reverse merger or acquisition candidate. We anticipate that we have sufficient cash to meet our needs for at least the next twelve months.

      Pending use of free cash for an acquisition, we will place the funds in accessible interest or dividend bearing accounts and will manage our surplus working capital position to provide current earnings.

Part  I, Item 3. Controls and Procedures

      An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2005, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

      There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected or is likely to materially affect our internal controls over financial reporting.

                                   FORM 10-QSB
                                     PART II

Item 1. Legal Proceedings: None.

Item 2. Changes in Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders: None.

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

      (a)   Exhibits. None

      (b) Reports on Form 8-K. On January 10, 2005, the Company filed Form 8-K to report a change in independent accountant. This Form 8-K was subsequently amended on February 7, 2005, to clarify that the new accountants were engaged on January 10, 2005.


                                 10-QSB Page 12

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.


/s/John R. Coghlan      President            John R. Coghlan       May 11, 2005
--------------------------------------------------------------------------------
Signature                 Title               Printed Name             Date


                    Secretary, Principal
/s/Brad E. Herr      Financial Officer        Brad E. Herr         May 11, 2005
--------------------------------------------------------------------------------
Signature                 Title               Printed Name             Date


                                 10-QSB Page 13