Form 10QSB
period 2005-06-30
TEMPORARY FINANCIAL SERVICES INC
filed 2005-08-08
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2005

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHNAGE ACT For the transition period from _____________ to ___________.


                        Commission File Number: 333-60326


                       TEMPORARY FINANCIAL SERVICES, INC.
        (Exact name of small business issuer as specified in its charter)

            Washington                                 91-2079472
--------------------------------------------------------------------------------
   (State or other jurisdiction             (IRS Employer Identification Number)
 of incorporation or organization)


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


The number of shares of common stock outstanding on August 5, 2005 was:
                                                                         702,280

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

                                   FORM 10-QSB
                                     PART I

Item 1.  Financial Statements.

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------


                                   FORM 10-QSB
PART I                                                                      Page
                                                                            ----

Item 1. Financial statements (unaudited)
   Management statement                                            10-QSB Page 3
   Balance sheet at June 30, 2005                                  10-QSB Page 4
   Statements of operations for the three month and
      six month periods ended June 30, 2005 and 2004               10-QSB Page 5
   Statements of cash flows for the six month periods
      ended June 30, 2005 and 2004                                 10-QSB Page 6
   Notes to financial statements                                   10-QSB Page 7

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

Item 3. Defaults upon senior securities                           10-QSB Page 12

Item 4. Submission of matters to a vote of security holders       10-QSB Page 12

Item 5. Other information                                         10-QSB Page 12

Item 6. Exhibits and Reports on Form 8-K                          10-QSB Page 12

Signatures                                                        10-QSB Page 13

Certifications                                                    10-QSB Page 14



                                 10-QSB Page 2

                              MANAGEMENT STATEMENT

      The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of June 30, 2005, and the related statements of income, and cash flows for the three month and six month periods ended June 30, 2005 and 2004, were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2004, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
August 5, 2005


                                 10-QSB Page 3

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                      June 30,
                                                                    -----------
Assets                                                                  2005
                                                                    -----------
CURRENT ASSETS:
     Cash and cash equivalents                                      $   602,990
     Accrued interest receivable                                         10,000
     Loans receivable, current portion                                  409,586
                                                                    -----------
            Total current assets                                      1,022,576

LONG TERM ASSETS:
     Loans receivable, non-current                                      117,500

OTHER ASSETS:
     Investment in securities                                           505,000
                                                                    -----------
                                                                    $ 1,645,076
                                                                    ===========
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Accounts payable                                               $       241
                                                                    -----------
         Total current liabilities                                          241
                                                                    -----------

STOCKHOLDERS' EQUITY:
     Common stock - 100,000,000 shares, $0.001 par value,
         authorized; 702,280 shares issued and outstanding                  702
     Preferred stock - 5,000,000 shares, $0.001 par value,
         authorized; none issued                                             --
     Additional paid-in capital                                       1,687,817
     Retained earnings (deficit)                                        (43,684)
                                                                    -----------
         Total stockholders' equity                                   1,644,835
                                                                    -----------
                                                                    $ 1,645,076
                                                                    ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 4

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended June 30,   Six Months Ended June 30,
                                                       --------------------------   --------------------------
                                                          2005           2004          2005           2004
                                                       -----------    -----------   -----------    -----------
REVENUE:
     Loan and related fees                             $        --    $    19,399   $        --    $    34,171
     Consulting and joint venture fees                          --             --            --          4,800
     Interest and investment income                         16,909         69,876        28,497        141,374
     Accounting fees and other income                           --          3,000            --          6,000
                                                       -----------    -----------   -----------    -----------
                                                            16,909         92,275        28,497        186,345
                                                       -----------    -----------   -----------    -----------
OPERATING EXPENSES:
     Advertising                                                --             --            --          2,102
     Compensation and related expenses                          --         12,254            --         27,190
     Rent                                                       --          2,589            --          8,111
     Legal and professional                                 14,836         12,357        29,296         18,462
     Interest expense - related party                           --         47,846            --         71,478
     Office expense                                             --            553            --          4,493
     Other expense                                           3,753         13,833         7,642         19,336
     Litigation expenses                                        --            396            --         58,187
                                                       -----------    -----------   -----------    -----------
                                                            18,589         89,828        36,938        209,359
                                                       -----------    -----------   -----------    -----------
INCOME (LOSS) FROM OPERATIONS                               (1,680)         2,447        (8,441)       (23,014)

OTHER INCOME (EXPENSE)
     Gain on sale of securities, officer/stockholder            --        131,165            --        131,165
                                                       -----------    -----------   -----------    -----------
                                                                --        131,165            --        131,165
                                                       -----------    -----------   -----------    -----------
INCOME (LOSS) BEFORE INCOME TAXES                           (1,680)       133,612        (8,441)       108,151

INCOME TAX BENEFIT                                              --             --            --             --
                                                       -----------    -----------   -----------    -----------

NET INCOME (LOSS)                                      $    (1,680)   $   133,612   $    (8,441)   $   108,151
                                                       ===========    ===========   ===========    ===========

BASIC INCOME (LOSS) PER SHARE                                $ nil    $      0.19   $     (0.01)   $      0.15
                                                       ===========    ===========   ===========    ===========

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                    702,280        687,280       702,280        715,280
                                                       ===========    ===========   ===========    ===========


See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 5

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                               Six Months Ended June 30,
                                                              --------------------------
Increase (Decrease) in Cash                                      2005           2004
                                                              -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                         $    (8,441)   $   108,151
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Gain on sale of securities, officer/stockholder                --       (131,165)
        (Increase) decrease in accounts receivable                (10,000)         9,628
        Decrease in prepaid expenses                                   --          1,877
        Increase (decrease) in accounts payable                       241         (4,008)
        Decrease in accrued expenses                                   --         (6,070)
                                                              -----------    -----------
           Total adjustments                                       (9,759)      (129,738)
                                                              -----------    -----------
           Net cash used by operating activities                  (18,200)       (21,587)
                                                              -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of securities to officer/stockholder            --        381,165
    Purchase of securities available for sale                          --       (274,179)
    (Increase) decrease in loans receivable, net                 (527,086)     1,550,507
    (Increase) decrease in investments in securities             (505,000)         2,940
                                                              -----------    -----------
      Net cash used in investing activities                    (1,032,086)     1,660,433
                                                              -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption of Stock                                                --       (112,500)
    Decrease in line of credit, net                                    --     (1,235,260)
                                                              -----------    -----------
                                                                       --     (1,347,760)
                                                              -----------    -----------

NET INCREASE (DECREASE) IN CASH                                (1,050,286)       291,086
CASH, BEGINNING OF PERIOD                                       1,653,276         64,098
                                                              -----------    -----------
CASH, END OF PERIOD                                           $   602,990    $   355,184
                                                              ===========    ===========

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc. ("TFS"), incorporated in Washington State on October 4, 2000. TFS has established December 31 as its fiscal year end. In 2004, the Company's operations consisted of three segments: the purchase of real estate contracts receivable for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry. In anticipation of a reverse acquisition transaction, near the end of 2004, the Company converted all of its assets to cash and discontinued its lending business. The reverse acquisition transaction was subsequently abandoned. In the quarter ended June 30, 2005, the Company's revenue was generated from interest income on its cash assets held in highly liquid interest-bearing accounts and interest income from investments in securities. With the abandonment of the reverse acquisition, the company is now investing liquid assets in higher yielding instruments and real estate investment contracts.

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


                                 10-QSB Page 7

Revenue recognition - In 2004, the Company generated revenues from interest earned on loans, investment income from real estate contracts receivable, loan and related fee income from loans to temporary staffing businesses, fee based accounting services, and joint venture and consulting services.

Interest earned on loans and investment income from real estate contracts receivable were recognized when earned based on the amount of the loan, the rate, and the time outstanding. The Company recognized loan and related fee income from temporary staffing businesses at the time the loan amounts were advanced to the borrowers. Loan advances were typically made on a weekly basis to temporary staffing borrowers and the amount of the advance was netted against the applicable loan and related fee income. Fee based accounting services were typically charged at a monthly fixed rate, and were invoiced as income at the end of the month in which the services are performed. Near the end of 2004, the Company discontinued its lending operations in anticipation of a reverse merger transaction. Revenue in the first quarter of 2005 was derived solely from interest earned on cash held in highly liquid interest-bearing accounts and real estate receivable contracts.

In 2004, joint venture revenues resulted from the Company's participation in real estate contract receivable purchases. After holding interests in joint venture contracts for relatively short periods, contracts were sold and the Company's gain was determined by the excess of the sale price over the cost basis of the contract. Joint venture contract revenues were recognized when the related contract was sold. Consulting fees were recognized when billed for services provided to affiliated companies. These operations were discontinued at the end of 2004. In the second quarter of 2005, the Company once again began to invest in real estate receivable contracts and other investment instruments. All revenues received in 2005 consisted of interest and investment income.

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

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

In January, 2005, the Company purchased $500,000 in debentures receivable from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The debentures bear interest at 8% per annum and may be converted back into cash on short notice. Genesis Financial, Inc. receives a 1% management fee for management of Genesis Holdings, Inc. and a 1/2% fee loan servicing fee for servicing the loan accounts (1.5% in the aggregate).


                                 10-QSB Page 8

In April, 2005, the Company purchased a real estate contract receivable for $117,500 from Genesis Financial, Inc. This investment is payable interest only for 31 months with a balloon payment due at the end of the term. The investment will yield 12% over the thirty-one month term. Genesis Financial, Inc. will receive compensation of 3% of the loan amount per month ($293.25/month) for servicing this agreement.

A second real estate receivable contract was purchased in June, 2005, for $409,586. This contract calls for six monthly payments of $2,627 per month with a balloon of $450,375 due on December 14, 2005, subject to a ninety day extension at the option of the borrower. This investment will yield 26% if the balloon is paid on December 14, 2005 or 20% if the extension is exercised. Genesis Financial, Inc. purchased this real estate receivable contract for $385,462. The spread between Genesis' purchase price and the cost to the Company ($24,124) was retained by Genesis as its servicing fee and transaction profit.

NOTE 3 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated a tax-basis net operating loss of approximately $1,700 and $8,400 for the three and six month periods ended June 30, 2005, respectively, and aggregate losses since inception of approximately $44,000. These losses are available for carryover to offset future taxable income through 2025.

At June 30, 2005, the Company had a deferred tax asset of $11,000. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the three month periods ended June 30, 2005 and 2004, the income tax benefit (expense) differed from the expected amounts of $400 and ($600), respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance. For the six month periods ended June 30, 2005 and 2004, the income tax benefit (expense) differed from the expected amounts of $2,100 and $5,750, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.


                                 10-QSB Page 9

                                   FORM 10-QSB

Part I, Item 2. Management's discussion and analysis of financial condition and results of operations.

      The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, our business has evolved.

      Background. In late 2004, management elected to discontinue active loan and investment operations in order to focus on locating a suitable reverse acquisition candidate. Management had determined that the existing business activities, consisting of investing in real estate contract receivables, lending to an affiliate involved in purchasing real estate contract receivables, and various other short-term investment and lending activities, would not provide adequate returns to the company and its shareholders to justify the operating business model. In order to provide a better potential return to its shareholders, Management began actively seeking a merger candidate. A letter of intent was reached with Toolbuilders Laboratories, Inc. in December, 2004. Subsequently, the Toolbuilders transaction was abandoned in April 2005. In anticipation of a reverse merger transaction, the Company converted all of its assets to cash and paid off all liabilities. As a result, operations in the first six months of 2005 were limited to investment of cash in highly liquid interest bearing accounts and performing the due diligence associated with a planned reverse merger transaction. Following abandonment of the Toolbuilders transaction, management began reviewing other opportunities for a reverse acquisition, and pending another transaction, began reinvesting company funds in higher yielding investments including real estate receivable contracts through an affiliated company.

      Future Plans. The Company intends to continue exploring other business alternatives. No acquisition or reverse acquisition transaction has been identified at this time, but Management has indicated that it will continue to seek out an attractive acquisition prospect in the coming months.

      At this time, the Company has no active operations beyond seeking a viable acquisition candidate. As a result, operating results for the three and six month periods ended June 30, 2005 are not comparable to the three and six month periods ended June 30, 2004 and comparative results are not provided. The results of operations for the dissimilar periods are presented separately below.

Results of Operations.

Three and Six month periods ended June 30, 2005.

      Revenues. In the three months ended June 30, 2005, the company generated $16,909 in interest and investment income from investing cash assets in interest-bearing accounts, loans receivable, and real estate receivable contracts. In January, 2005, the Company purchased $500,000 in debentures from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The debentures bear interest at 8% per annum and may be converted back into cash on short notice. In April, 2005, the Company purchased a loan receivable from Genesis Financial, Inc. for $117,500. This investment will yield 12% over a thirty-one month term. A second real estate receivable contract was purchased from Genesis Financial, Inc. in June, 2005, for $409,586. This contract calls for six monthly payments of $2,627 per month with a balloon of $450,375 due on December 14, 2005, subject to a ninety day extension at the option of the borrower. This investment will yield 26% if the balloon is paid on December 14, 2005 or 20% if the extension is exercised.


                                 10-QSB Page 10

      For the six months ended June 30, 2005, the Company generated $28,497 in interest and investment income from the investments described above.

      Additional cash assets will be invested in interest-bearing accounts pending application to a reverse acquisition or other business transaction. As a result, interest income in future periods is expected to increase over the amounts earned in the three and six month periods ended June 30, 2005.

      Operating Expenses. Expenses in the three months ended June 30, 2005, amounting to $18,589, were limited to professional fees and costs incurred in connection with the company's status as a public company, and the due diligence costs associated with the Toolbuilders transaction that was subsequently abandoned. Pending identification of a viable reverse acquisition transaction, the Company will limit expenses to the costs of being public and due diligence expenses in connection with evaluating suitable acquisition candidates.

      For the six months ended June 30, 2005, the Company incurred operating expenses of $36,938. Operating expenses were limited to professional fees and costs incurred in connection with the company's status as a public company, and the due diligence costs associated with the Toolbuilders transaction that was subsequently abandoned.

      The Company expects that it will continue to incur operating expenses at comparable levels in future periods until a reverse acquisition candidate is located.

      Loss from Operations. In the quarter ended June 30, 2005, the Company incurred an operating loss of $1,680. In the six months ended June 30, 2005, the Company incurred an operating loss of $8,441.

      Pending location of a suitable acquisition candidate, management anticipates that it will operate at breakeven in future periods by investing cash assets in interest-bearing accounts with higher yields and limiting operating expenses to professional fees, public company costs, and due diligence costs associated with locating a suitable acquisition candidate.

Three Month and Six Month Periods Ended June 30, 2004

      Revenues. In the three months ended June 30, 2004, the Company generated total revenues of $92,275 from all sources. Loan and related fees from temporary staffing businesses were $19,399, interest and investment income were $69,876, and accounting fees and other income were $3,000 in the quarter ended June 30, 2004.


                                 10-QSB Page 11

      For the six months ended June 30, 2004, the Company generated aggregate revenues of $186,345. Loan and related fees from temporary staffing businesses were $34,171, interest and investment income were $141,374, and accounting fees and other income were $6,000 for the six months ended June 30, 2004.

      The Company discontinued its lending and accounting services operations in 2004. As a result, the operations for the three and six month periods ended June 30, 2004 are not comparable to the three and six month periods ended June 30, 2005.

      Operating Expenses. Operating expenses totaled $89,828 in the quarter ended June 30, 2004. Compensation and related expenses were $12,254, legal and professional expenses were $12,357, and interest expense was $47,846 in the quarter ended June 30, 2004. Total other expenses were $17,371 for the period.

      For the six months ended June 30, 2004, operating expenses totaled $209,359. Compensation and related expenses were $27,190, legal and professional expenses were $18,462, and interest expense was $71,478 for the six months ended June 30, 2004. Total other expenses for the six month period ended June 30, 2004 were $92,229, including $58,187 in litigation expenses incurred in settling previously reported claims by Labor Ready, Inc.

      Income From Operations. We generated income from operations of $2,447 in the three months ended June 30, 2004 and a loss from operations of $23,014 for the six months ended June 30, 2004.

      Other Income. During the three and six month periods ended June 30, 2004, the Company also sold securities to an officer/stockholder at a gain of $131,165. This was a one time transaction that will not affect earnings in future periods.

Liquidity and Capital Resources.

      At June 30, 2005, cash and cash equivalents amounted to $602,990, and investments and loans receivable amounted to an additional $1,032,086. At this time, our existing cash position is believed to be sufficient to support our anticipated business operations while we seek out a viable reverse merger or acquisition candidate. We anticipate that we have sufficient cash to meet our needs for at least the next twelve months. Pending use of free cash for an acquisition, we will place the funds in accessible interest or dividend bearing accounts or other relatively short term and liquid investments and will manage our surplus working capital position to provide current earnings.

Part I, Item 3. Controls and Procedures

         An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2005, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.


                                 10-QSB Page 12

         There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected or is likely to materially affect our internal controls over financial reporting.

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

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan        President        John R. Coghlan       August 8, 2005
--------------------------------------------------------------------------------
Signature                   Title            Printed Name              Date

                   Secretary,
/s/Brad E. Herr    Principal Financial Officer    Brad E. Herr    August 8, 2005
--------------------------------------------------------------------------------
Signature                   Title                 Printed Name         Date

                                 10-QSB Page 13