Form 10QSB
period 2005-09-30
TEMPORARY FINANCIAL SERVICES INC
filed 2005-11-04
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 2005

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

The number of shares of common stock outstanding on
  October 25, 2005 was:                                          3,511,400

Transitional Small Business Disclosure Format.                   Yes |_|  No |X|

Indicate by check mark whether the registrant is an
  accelerated filer (as defined by Rule 12b-2 of the
  Exchange Act).                                                 Yes |_|  No |X|

Indicate by check mark whether the registrant is a shell
  company (as defined by Rule 12b-2 of the Exchange Act).        Yes |_|  No |X|

                                 10-QSB Page 1

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------

                                   FORM 10-QSB
PART I                                                                      Page
                                                                            ----

Item 1. Financial statements (unaudited)
   Management statement                                           10-QSB Page 3
   Balance sheet at September 30, 2005                            10-QSB Page 4
   Statements of operations for the three month and nine
      month periods ended September 30, 2005 and 2004             10-QSB Page 5
   Statements of cash flows for the nine month periods
      ended September 30, 2005 and 2004                           10-QSB Page 6
   Notes to financial statements                                  10-QSB Page 7

Item 2. Management's discussion and analysis of financial
   condition and results of operations                            10-QSB Page 10

Item 3. Controls and procedures                                   10-QSB Page 13

Part II

Item 1. Legal proceedings                                         10-QSB Page 13

Item 2. Changes in securities                                     10-QSB Page 13

Item 3. Defaults upon senior securities                           10-QSB Page 13

Item 4. Submission of matters to a vote of security holders       10-QSB Page 13

Item 5. Other information                                         10-QSB Page 13

Item 6. Exhibits and Reports on Form 8-K                          10-QSB Page 13

Signatures                                                        10-QSB Page 14

Certifications                                                    10-QSB Page 15


                                 10-QSB Page 2

FORM 10-QSB
PART I

Item 1.  Financial Statements.

                              MANAGEMENT STATEMENT

         The accompanying (unaudited) balance sheet of Temporary Financial Services, Inc. as of September 30, 2005, and the related unaudited statements of income for the three month and nine month periods ended September 30, 2005 and 2004, and unaudited statements of cash flows for the nine months ended September 30, 2005 and 2004 were prepared by Management of the Company.

       The accompanying financial statements should be read in conjunction with the audited financial statements of Temporary Financial Services, Inc. (the "Company") as of and for the year ended December 31, 2004, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, filed with the Securities and Exchange Commission.

Management
Temporary Financial Services, Inc.
October 31, 2005


                                 10-QSB Page 3

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Balance Sheet (Unaudited)
--------------------------------------------------------------------------------


                                                                   September 30,
Assets                                                                 2005
                                                                  --------------

CURRENT ASSETS:
     Cash and cash equivalents                                        $ 714,826
     Accrued interest receivable                                         10,000
     Contracts receivable, current portion                              409,586
                                                                  --------------
            Total current assets                                      1,134,412
                                                                  --------------

LONG TERM ASSETS:
     Contracts receivable, non-current                                  117,500
                                                                  --------------
            Total long term assets                                      117,500
                                                                  --------------

OTHER ASSETS:
     Investments                                                        404,000
                                                                  --------------

                                                                     $1,655,912
                                                                  ==============
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Accounts payable                                                     $ 352
                                                                  --------------
         Total liabilities                                                  352
                                                                  --------------

STOCKHOLDERS' EQUITY:
     Common stock - 100,000,000 shares, $0.001 par value,
         authorized; 3,511,400 shares issued and outstanding              3,511
     Preferred stock - 5,000,000 shares, $0.001 par value,
         authorized; none issued                                              -
     Additional paid-in capital                                       1,685,009
     Accumulated deficit                                                (32,960)
                                                                  --------------
         Total stockholders' equity                                   1,655,560
                                                                  --------------

                                                                     $1,655,912
                                                                  ==============



See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 4

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                                             Three Months Ended                Nine Months Ended
                                                                September 30,                    September 30,
                                                       -------------------------------- ---------------------------------
                                                            2005             2004            2005             2004
                                                       --------------   --------------  ---------------  ---------------
REVENUE:
     Loan and related fees                             $            -   $       31,896  $                $        66,066
     Consulting and joint venture fees                              -              950                -            5,750
     Interest and investment income                            23,488           33,592           51,985          174,966
     Accounting fees and other income                               -              500                -            6,500
                                                       --------------   --------------  ---------------  ---------------
                                                               23,488           66,938           51,985          253,282
                                                       --------------   --------------  ---------------  ---------------
OPERATING EXPENSES:
     Advertising                                                    -              262                -            2,703
     Compensation and related expenses                              -                -                -           27,190
     Rent                                                           -                -                -            8,010
     Legal and professional                                     9,139            9,180           38,435           27,642
     Interest expense - related party                               -           18,049                -           89,528
     Office expense                                                 -            1,581                -            8,177
     Other expense                                              3,625            2,750           11,266           19,744
     Litigation expenses                                            -                -                -           58,187
                                                       --------------   --------------  ---------------  ---------------
                                                               12,764           31,822           49,701          241,181
                                                       --------------   --------------  ---------------  ---------------
INCOME FROM OPERATIONS                                         10,724           35,116            2,284           12,101

OTHER INCOME (EXPENSE):
     Gain (loss) on sale of securities,
       officer/stockholder                                          -           (8,579)               -          122,586
                                                       --------------   --------------  ---------------  ---------------
                                                                    -           (8,579)               -          122,586
                                                       --------------   --------------  ---------------  ---------------
INCOME BEFORE INCOME TAXES                                     10,724           26,537            2,284          134,687

INCOME TAX BENEFIT/PROVISION                                        -                -                -                -
                                                       --------------   --------------  ---------------  ---------------

NET INCOME                                             $       10,724   $       26,537  $         2,284  $       134,687
                                                       ==============   ==============  ===============  ===============

BASIC INCOME PER SHARE                                 $          nil   $         0.01  $           nil  $          0.04
                                                       ==============   ==============  ===============  ===============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                                     3,511,400        3,436,400        3,511,400        3,519,735
                                                       ==============   ==============  ===============  ===============


See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 5

Temporary Financial Services, Inc.
--------------------------------------------------------------------------------

Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                         ------------------------------------
Increase (Decrease) in Cash                                                    2005               2004
                                                                         -----------------  -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                              $       2,284       $    134,687
    Adjustments to reconcile net income to net cash
      used in operating activities:
        Gain on sale of securities, officer/stockholder                                 -           (122,586)
        (Increase) decrease in accounts receivable                                (10,000)             9,178
        Decrease in prepaid expenses                                                    -              1,877
        Increase (decrease) in accounts payable                                       352             (5,224)
        Decrease in accrued expenses                                                    -             (7,825)
                                                                         -----------------  -----------------
           Total adjustments                                                       (9,648)          (124,580)
                                                                         -----------------  -----------------
           Net cash provided by (used in) operating activities                     (7,364)            10,107
                                                                         -----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Proceeds from sale of securities to officer/stockholder                             -            396,765
    Purchase of securities available for sale                                           -           (274,179)
    (Increase) decrease in contracts receivable, net                             (527,086)         1,600,507
    (Increase) decrease in investments, net                                      (404,000)             4,944
                                                                         -----------------  -----------------
      Net cash provided by (used in) investing activities                        (931,086)         1,728,037
                                                                         -----------------  -----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Redemption                                                                          -           (112,500)
    Decrease in line of credit, net                                                     -         (1,558,404)
                                                                         -----------------  -----------------
      Net cash used in financing activities                                             -         (1,670,904)
                                                                         -----------------  -----------------

NET INCREASE (DECREASE) IN CASH                                                  (938,450)            67,240
CASH, BEGINNING OF PERIOD                                                       1,653,276             64,098
                                                                         -----------------  -----------------
CASH, END OF PERIOD                                                         $     714,826       $    131,338
                                                                         =================  =================



See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

     NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization:

The accompanying financial statements are those of Temporary Financial Services, Inc. ("TFS"), incorporated in Washington State on October 4, 2000. TFS has established December 31 as its fiscal year end. In 2004, the Company's operations consisted of three segments: the purchase of real estate contracts receivable for the company's own account; financing the purchase of real estate contracts receivable through an affiliated business; and financing and other services for the temporary employment services industry. In anticipation of an acquisition of a privately held company, near the end of 2004, the Company converted all of its assets to cash and discontinued its lending business. The anticipated acquisition was subsequently abandoned. In the quarter ended September 30, 2005, the Company's revenue was generated from interest income on its cash assets held in highly liquid interest-bearing accounts and interest earned on secured notes receivable and contracts receivable. With the abandonment of the acquisition, the company invested some of its liquid assets in higher yielding instruments, secured notes, and contracts receivable.

Summary of Significant Accounting Policies:

Basis of Presentation - The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States and reflect all normal recurring adjustments which, in the opinion of Management of the Company, are necessary for a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

Cash and cash equivalents - Such assets consist of demand deposits, including interest-bearing money market accounts, held in one financial institution. These amounts are potentially subject to concentration of credit risk. The accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At September 30, 2005, uninsured cash balances totaled $614,826.

                                 10-QSB Page 7

Investment in securities - Investments include held to maturity securities of an affiliated entity (see Note 2), and are based on management's intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost which approximates fair value.

Revenue recognition - Revenue in the nine months ended September 30, 2005 was derived solely from interest earned on cash held in highly liquid interest-bearing accounts, and interest earned on contracts and secured notes receivable.

In 2004, the Company generated revenues from interest earned on loans, investment income from contracts receivable, loan and related fee income from loans to temporary staffing businesses, fee based accounting services, and joint venture and consulting services.

Interest earned on loans and investment income from contracts receivable were recognized when earned based on the amount of the contract, the rate, and the time outstanding.

Fee based accounting services were typically charged at a monthly fixed rate, and were invoiced as income at the end of the month in which the services are performed. Near the end of 2004, the Company discontinued its lending and accounting operations in anticipation of a merger transaction.

Joint venture revenues resulted from the Company's participation in contracts receivable purchases. After holding interests in joint venture contracts for relatively short periods, contracts were sold and the Company's gain was determined by the excess of the sale price over the cost basis of the contract. Joint venture contract revenues were recognized when the related contract was sold.

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

Earnings per share - Earnings per common share has been computed on the basis of the weighted-average number of common shares outstanding during the period presented. On August 9, 2005 the Board of Directors declared a five to one forward stock split. The Company's disclosure of the weighted-average number of common shares outstanding has been restated to reflect the effect of the stock split for all periods presented. Only basic earning per share has been presented as the Company has no outstanding common stock equivalents that would result in dilution to earnings per share.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

In January 2005, the Company purchased an investment consisting of $505,000 of units in a unit offering composed of $500,000 in secured notes receivable and $5,000 in equity securities from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The secured notes bear interest at 8% per annum and may be converted back into cash on demand. Genesis Financial, Inc. receives a 1% management fee for management of Genesis Holdings, Inc. and a 1/2% fee loan-servicing fee for servicing the loan accounts (1.5% in the aggregate). In September, 2005 $100,000 of the secured notes and $1,000 of the equity securities were redeemed.

                                 10-QSB Page 8

In April, 2005, the Company purchased a contract receivable for $117,500 from Genesis Financial, Inc. This investment is payable interest only for 31 months with a balloon payment due at the end of the term.

A second contract receivable was purchased in June, 2005, for $409,586. This contract calls for six monthly payments of $2,627 per month with a balloon of $450,375 due on December 14, 2005, subject to a ninety day extension at the option of the borrower.

--------------------------------------------------------------------------------
NOTE 3 - INCOME TAX:

The Company generated tax-basis net operating income of $10,724 and $2,284 for the three and nine month periods ended September 30, 2005, respectively, and aggregate losses since inception of approximately $33,000. These losses are available for carryover to offset future taxable income through 2025.

At September 30, 2005, the Company had a deferred tax asset of approximately $8,250. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient taxable income to realize the tax benefit. For the three month periods ended September 30, 2005 and 2004, the income tax expense differed from the expected amounts of approximately $2,700 and $6,700, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance. For the nine month periods ended September 30, 2005 and 2004, the income tax expense differed from the expected amounts of approximately $600 and $34,000, respectively, primarily because of the impact of recognizing the deferred tax asset valuation allowance.


NOTE 4 - SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On October 6, 2005, the Company entered into a non-binding letter of intent to acquire Command Staffing LLC (Command Staffing) and certain affiliated entities. Command Staffing is a temporary labor franchise company with franchised locations in eighteen states and the District of Columbia. The Company will issue up to 19,897,932 shares of common stock to acquire Command Staffing, an affiliated software company, Harborview Software Solutions, Inc. ("Harborview") and up to sixty-two franchise businesses (Command Centers).The companies are currently engaged in due diligence evaluations and expect to close the acquisition of Command Staffing and Harborview in the next thirty days. Acquisition of the Command Centers will be completed as financial information and due diligence reviews are completed during the fourth quarter of 2005 and the first quarter of 2006. The transaction, if completed, will be accounted for as a recapitalization.

                                 10-QSB Page 9

                                   FORM 10-QSB

Part I, Item 2.   Management's discussion and analysis of financial condition and results of operations.

         The Company was organized in October, 2000, and began operations in the second quarter of 2001. Since commencing operations, TFS' business has evolved.

         Background. In late 2004, management elected to discontinue active loan and investment operations in order to focus on locating a suitable acquisition candidate. Management had determined that the existing business activities, consisting of investing in contracts receivable, lending to an affiliate involved in purchasing contracts receivable, and various other short-term investment and lending activities, would not provide adequate returns to the company and its shareholders to justify the operating business model. In order to provide a better potential return to its shareholders, Management began actively seeking a merger candidate. A letter of intent was reached with Toolbuilders Laboratories, Inc. in December, 2004. Subsequently, the Toolbuilders transaction was terminated in April 2005. In anticipation of the merger transaction, the Company converted all of its assets to cash and paid off all liabilities. As a result, operations in the first nine months of 2005 were limited to investment of cash in highly liquid interest bearing accounts, secured notes receivable, and contracts receivable, and performing the due diligence associated with a planned reverse merger transaction. Following termination of the Toolbuilders transaction, management began reviewing other opportunities for a reverse acquisition, and pending another transaction, began reinvesting company funds in higher yielding investments including contracts receivable through an affiliated company.

         Future Operations. On October 6, 2005, the Company entered into a non-binding letter of intent to acquire the assets of Command Staffing LLC and certain affiliated entities. Command Staffing is an emerging provider of temporary labor with franchised locations in eighteen states and the District of Columbia. The Company will issue up to 19,897,932 shares of common stock to acquire the operations of the franchise company, an affiliated software company and up to sixty-two Command Center locations. The companies are currently engaged in due diligence evaluations and expect to close the acquisition of the franchise company and the software company in the next thirty days. Acquisition of the Command Center locations will be completed as financial information and due diligence reviews are completed during the fourth quarter of 2005 and the first quarter of 2006. The transaction will remain non-binding unless the parties are able to successfully negotiate and sign a definitive agreement. As a result, there are no assurances that a closing will occur.

         At this time, the Company has no active operations beyond its efforts to complete the acquisition of Command Staffing. Consequently, operating results for the three and nine month periods ended September 30, 2005 are not operationally comparable to the three and nine month periods ended September 30, 2004. The results of operations for the periods reported on are presented below.


                                 10-QSB Page 10

Results of Operations.

Three and Nine Month Periods ended September 30, 2005.

         Revenues. In the three months ended September 30, 2005, the company generated $23,488 in interest and investment income from investing cash assets in interest-bearing accounts, secured notes receivable and contracts receivable. In January, 2005, the Company purchased an investment consisting of $505,000 of units in a unit offering composed of $500,000 in secured notes and $5,000 in equity securities from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The secured notes bear interest at 8% per annum and may be converted back into cash on demand. Genesis Holdings, Inc. redeemed $100,000 of the secured notes and $1,000 of the equity securities in September, 2005.

         In April, 2005, the Company purchased a contract receivable from Genesis Financial, Inc. for $117,500. This investment is payable interest only for 31 months with a balloon payment due at the end of the term. A second contract receivable was purchased from Genesis Financial, Inc. in June, 2005, for $409,586. The second contract calls for six monthly payments of $2,627 per month with a balloon of $450,375 due on December 14, 2005, subject to a ninety day extension at the option of the borrower.

         For the nine months ended September 30, 2005, the Company generated $51,985 in interest and investment income from the investments described above.

         Operating Expenses. Expenses in the three months ended September 30, 2005, amounting to $12,764, were limited to professional fees and costs incurred in connection with the company's status as a public company. Pending completion of an acquisition, the Company's expenses are expected to primarily consist of the costs of being public and due diligence expenses incurred in connection with evaluating the Command Staffing transaction.

         For the nine months ended September 30, 2005, the Company incurred operating expenses of $49,701. Operating expenses were limited to professional fees and costs incurred in connection with the company's status as a public company, and the due diligence costs associated with the Toolbuilders transaction that was subsequently abandoned.

         Income from Operations. In the quarter ended September 30, 2005, the Company generated income from operations of $10,724. In the nine months ended September 30, 2005, the Company generated income from operations of $2,284.

         Pending the successful completion of the Command Staffing transaction, management anticipates that it will operate at breakeven income/loss levels by investing cash assets in interest-bearing accounts, secured notes, and contracts receivable with higher yields and limiting operating expenses to professional fees, public company costs, and due diligence costs associated with the Command Staffing transaction. If the Command Staffing transaction is not completed, management will reassess the Company's options.


                                 10-QSB Page 11

Three Month and Nine Month Periods Ended September 30, 2004

            Revenues. In the three months ended September 30, 2004, the Company generated total revenues of $66,938 from all sources. Loan and related fees from temporary staffing businesses were $31,896, interest and investment income were $33,592, and accounting fees and other income were $1,450 in the quarter ended September 30, 2004.

            For the nine months ended September 30, 2004, the Company generated aggregate revenues of $253,282. Loan and related fees from temporary staffing businesses were $66,066, interest and investment income were $174,966, and accounting fees and other income were $12,250 for the nine months ended September 30, 2004.

            The Company discontinued its lending and accounting services operations in 2004.

            Operating Expenses. Operating expenses totaled $31,822 in the quarter ended September 30, 2004. Legal and professional expenses were $9,180 and interest expense was $18,049 in the quarter ended September 30, 2004. Total other expenses were $4,593 for the period.

            For the nine months ended September 30, 2004, operating expenses totaled $241,181. Compensation and related expenses were $27,190, legal and professional expenses were $27,642, and interest expense was $89,528 for the nine months ended September 30, 2004. Total other expenses for the nine month period ended September 30, 2004 were $96,821, including $58,187 in litigation expenses incurred in settling previously reported claims by Labor Ready, Inc.

            Income From Operations. The Company generated income from operations of $35,116 in the three months ended September 30, 2004 and income from operations of $12,101 for the nine months ended September 30, 2004.

            Other Income. During the three month period ended September 30, 2004, the Company sold securities to an officer/stockholder at a loss of $8,579, and in the aggregate during the nine month period ended September 30, 2004, the Company sold securities to an officer/stockholder at a gain of $122,586.

Liquidity and Capital Resources.

         At September 30, 2005, cash and cash equivalents amounted to $714,826, and investments and loans receivable amounted to an additional $951,086. At this time, the existing cash position is believed to be sufficient to support anticipated business operations. Management anticipates that TFS has sufficient cash to meet its needs for at least the next twelve months.

         Pending use of available cash for an acquisition, funds will be held in accessible interest or dividend bearing accounts or other relatively short term and liquid investments and the Company will manage surplus working capital to provide current earnings.

                                 10-QSB Page 12

Part I, Item 3.   Controls and Procedures

         An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of September 30, 2005, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

         There has been no change in internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected or is likely to materially affect internal controls over financial reporting.

                                   FORM 10-QSB
                                     PART II

Item 1. Legal Proceedings: None.

Item 2. Changes in Securities: None.

Item 3. Defaults Upon Senior Securities: None.

Item 4. Submission of Matters to a Vote of Security Holders:

         On July 12, 2005, the Company attempted to hold its annual shareholder meeting. As a result of deficiencies in the mailing of the meeting notice and proxy materials, on August 9, 2005 the Board of Directors of the Company declared the meeting to be void. This information was contained in a Form 8-K filing submitted on August 12, 2005.

Item 5. Other Information: None.

Item 6. Exhibits and Reports on Form 8-K:

        (a) Exhibits. None

        (b) Reports on Form 8-K. On August 12, 2005, the Company submitted a Form 8-K filing referencing a forward stock split and the voiding of an improperly noticed annual shareholders meeting.


                                 10-QSB Page 13

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEMPORARY FINANCIAL SERVICES, INC.

/s/John R. Coghlan        President        John R. Coghlan     October  31, 2005
--------------------------------------------------------------------------------
Signature                 Title              Printed Name              Date

                    Secretary, Principal
/s/Brad E. Herr     Financial Officer      Brad E. Herr        October 31, 2005
--------------------------------------------------------------------------------
Signature                 Title              Printed Name              Date


                                 10-QSB Page 14