Form 10KSB
period 2005-12-31
TEMPORARY FINANCIAL SERVICES INC
filed 2006-03-31
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB
(Mark One)

          |X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2005

          |_|TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from _____________ to ___________.

                        Commission File Number: 333-60326

                              COMMAND CENTER, INC.
                 (Name of small business issuer in its charter)
           Washington                                      91-2079472
--------------------------------------------------------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification No.)
                 3773 West Fifth Avenue, Post Falls, Idaho 83854
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                 (480) 609-1250
--------------------------------------------------------------------------------
                           (Issuer's telephone number)
                       Temporary Financial Services, Inc.
--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

       Securities registered under Section 12(b) of the Exchange Act: None Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                       Yes|X| No|_|

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10 KSB.                                    Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

The issuer had revenues for the fiscal year ended
December 31, 2005 of:                                                   $372,211

The aggregate market value of the voting and non-voting common
equity held by non-affiliates as of March 7, 2005 was:               $17,332,706

The number of shares of common stock outstanding as of
March 15, 2005 was:                                                   10,066,013

Documents incorporated by reference:                                        None

Transitional Small Business Disclosure Format.                     Yes|_| No |X|

                                   FORM 10-KSB
                                     PART I

      This Form 10-KSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words "intend", "expect", "anticipate", "estimate", or "continue", and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 6 of Part II of this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

"CCNI," the "Company," "we," "us," "our," and similar references refer to Command Center, Inc. and/or our predecessor, Temporary Financial Services, Inc.

Item 1.  Description of Business.

Introduction and General Background

      Command Center, Inc. ("CCNI") was incorporated on October 11, 2000 as Temporary Financial Services, Inc. ("TFS"), under the laws of the State of Washington. We were originally organized to provide accounts receivable financing to temporary labor businesses. We commenced our lending activities in 2001 and continued providing accounts receivable financing to temporary labor businesses through 2004. In 2004 we reassessed our lending activities and elected to change our business focus. In 2004, the Company considered other lending operations, provided financing to an affiliated financial services firm, and also began looking for other business opportunities.

      On October 6, 2005, we entered into a letter of intent to acquire the assets of Command Staffing, LLC ("Command Staffing"), Harborview Software, Inc. ("Harborview"), and approximately 69 temporary staffing stores currently operating as Command Staffing franchisees or independently owned businesses. The acquisitions of Command Staffing, Harborview and the temporary staffing stores are collectively referred to as the "Command Transaction". The Command Transaction involved two phases. The acquisition of Command Staffing and Harborview was completed in Phase I of the Command Transaction and the acquisition of approximately 69 temporary staffing stores is intended to be completed in Phase II of the Command Transaction.

      Phase I, involving the acquisitions of Command Staffing and Harborview was completed on November 9, 2005. At that time, we also filed Articles of Amendment to the Articles of Incorporation to change our name to Command Center, Inc. from Temporary Financial Services, Inc. The name change was accepted and filed by the State of Washington on November 14, 2005.

      We are now conducting our Phase II due diligence investigations of the temporary staffing store operations and the stores are undergoing financial statement audits. Upon satisfactory completion of the due diligence investigations and the audits, we will acquire the net assets of the temporary staffing stores in exchange for up to 13,198,152 shares of our Common Stock.

      Prior to November 9, 2005, Command Staffing operated as a franchisor offering temporary staffing store franchises. Harborview was an affiliated company that developed software used by the franchisees in the operations of the temporary staffing stores. As a result of the acquisition of the operating assets of Command Staffing and Harborview (completed on November 9, 2005), the franchise operations and the software operations of Command Staffing and Harborview have been consolidated into CCNI and we are currently continuing the operations of the franchise business with approximately 52 temporary staffing stores under franchise. In addition, we are allowing an additional 17 temporary staffing stores to operate temporarily under the Command Center name pending anticipated acquisitions in the Phase II closings. At the time of the letter of intent between TFS and Command and Harborview, the 17 licensees were in negotiations to become franchisees. With the imminent recapitalization in the works, Command Staffing allowed the 17 licensees to operate under the Command Center name with the intention that each licensee would also be acquired in the Phase II closings. We will continue to collect franchise fees and software licensing fees until Phase II of the Command Transaction is completed. It is anticipated that the Phase II closing will occur sometime during the second quarter of 2006. Once the Phase II closing occurs, our business focus will shift from franchisor to operator of temporary staffing stores and the franchisor/franchisee relationships with the acquired franchisee temporary staffing stores will be extinguished.

      At completion of the Command Transaction, we will own approximately 79 company-operated temporary staffing stores located in eighteen states and the District of Columbia, consisting of the 69 stores acquired and an additional 10 stores opened as company owned since November 9, 2005. We plan to open a small number of additional new company owned stores in 2006 and we are pursuing additional expansion through acquisitions from unaffiliated operators. We intend to operate all of our temporary staffing stores as company owned and we do not anticipate in the near future that we will continue to offer opportunities to franchisees following completion of Phase II of the Command Transaction.

      Our internet address is http://www.commandlabor.com. Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available to the public as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains our reports and other information that we file electronically with the SEC.

The Temporary Staffing Industry

      The temporary staffing industry grew out of a desire on the part of businesses to improve earnings by reducing fixed personnel costs. Many businesses operate in a cyclical environment and staffing for peak production periods meant overstaffing in slower times. Companies also sought a way to temporarily replace full-time employees when absent due to illness, vacation, or abrupt termination. Temporary staffing offers a way for businesses to staff up when needed without the ongoing cost of maintaining employees in slower times. Personnel administration costs may also be reduced by shifting these activities, in whole or in part, to the temporary staffing provider.

      The temporary staffing industry consists of a number of markets categorized by the needs of the businesses utilizing the temporary staffing providers. These needs vary widely in duration of assignment and level of technical specialization of the temporary personnel. We will operate primarily within the short-term, unskilled and semi-skilled area of the temporary staffing industry. Management believes this sector is highly fragmented and presents opportunities for consolidation. Operating multiple locations within the framework of a single corporate infrastructure may improve efficiencies and economies of scale by offering common management, systems, procedures and capitalization.

Business

      Our vision is to be the preferred partner of choice for all staffing and employment solutions by placing the right people in the right jobs every time. Currently, we are operating as a franchisor of temporary staffing stores. In order to further our vision, we will complete the acquisition of approximately 69 temporary staffing stores currently being operated as franchises or licensees. Upon completion of the acquisition of the temporary staffing stores, we will consolidate operations, establish and implement corporate operating policies and procedures, and pursue a unified branding strategy for all of our offices. The store acquisitions, when completed, will change the business focus of our business and our business strategy will change. In order to properly reflect this change in operations and strategy, the discussion of our business is broken down into the period during which we will operate as franchisor and the period after the Phase II acquisitions when we will be a temporary staffing store operator.

      Franchisor Operations. From November 9, 2005 through December 31, 2005, and continuing into the first quarter of 2006, we have operated as a franchisor and as a licensor of computer software systems and services. We receive franchise fees from our franchisees and provide services to our franchisees in the form of advertising, bookkeeping services, software support services, and business advice concerning the operation of a successful temporary staffing store. Upon completion of the Phase II closing, the operations of the franchisees will be consolidated within the corporate framework of CCNI and the character of the operations will change from franchisor to temporary staffing store operator.

      Pending completion of the closing and acquisition of the operating stores, we will collect franchise fees and software licensing and support fees from our franchisees. During this period we will maintain and support the software used by our franchisees and will continue to support franchisee operations. In addition, we will concentrate on building the corporate infrastructure necessary to support the temporary staffing stores that are expected to be acquired early in the second quarter of 2006.

      Acquisition of the operating temporary staffing stores cannot be assured until the due diligence process, the store audits, and the acquisition process are actually completed. While we have every intention of acquiring approximately 69 temporary staffing stores, it is possible that we will acquire a smaller number or none at all. If fewer than all of the existing franchisee operations are acquired, we will continue to operate as a franchisor for the franchised stores not acquired. The number of stores actually acquired will affect our business strategy after the Phase II closing. If fewer stores are acquired, we may pursue a more aggressive new store opening strategy, and we may attempt to acquire more independent temporary staffing businesses in order to increase our geographic presence and the Command Center brand. If substantially all of the approximately 69 temporary staffing stores are acquired in the Phase II closing, we will focus on consolidating the operations and growing organically.

      In anticipation of the consolidated operations, we have developed a unified compensation plan designed to attract and retain quality managers for our operating locations. We are also refining our capitalization plans and organizational structure to facilitate anticipated growth. These efforts are directed at operations of our business following the Phase II closing.

      As a franchisor, our needs for workers compensation insurance, facilities, and personnel are less than those of a temporary staffing store operator with approximately 69 store locations. In order to prepare for the change in our business focus following the Phase II closing, we are increasing our staff and creating the systems and procedures that will be needed immediately following the closing date. The temporary staffing stores that are to be acquired are currently our franchisees and licensees and are familiar with many of the operating systems and procedures that will be applicable to those stores following the acquisition. Additionally, the franchisees and licensees are, in many cases, owned or controlled by our officers, directors, and affiliates. As a result, management anticipates a relatively smooth transition from franchisor to store operator.

      In anticipation of the acquisitions, we are not currently actively soliciting for new franchisees and we intend to open future temporary staffing stores as company-owned. Until the acquisitions are completed, the Company will continue to serve our customer base of approximately 69 franchised and licensed locations.

      Temporary Staffing Store Operator. Once the temporary staffing stores are acquired, we will transition from a franchisor/operator with approximately 69 franchisee customers and 10 company owned stores, to a store operator with 79 stores, thousands of customers and thousands of temporary employees. The first order of business after the acquisition will focus on continuity of operations, reporting, and record keeping. The volume of the new consolidated business will be dramatically larger as a store operator and significant management attention will be devoted to assuring that the stores are seamlessly integrated into the CCNI corporate environment and culture. It is anticipated that the Company will not open a large number of new stores in the year following the acquisitions to assure that an orderly transition has occurred and the business is being run efficiently.

      In 2007, we intend to redirect our focus to growth through the opening of new company owned stores and, where attractive acquisition opportunities exist, through acquisition of existing locations from third party operators.

      Capital Requirements. Once we become an operator of temporary staffing stores, we will require additional working capital. In our intended area of focus as an operator, temporary personnel are typically paid on the same day that the services are performed and customers are generally billed on a weekly or monthly basis. As a result, we must maintain sufficient working capital, through borrowing arrangements or other sources of funding, to cover the payment obligations to our temporary workers from the date the services are performed to the date the invoiced amounts are collected.

      Workers Compensation. We are required to maintain workers compensation insurance on our temporary staff, in addition to our permanent staff. Some of our workers compensation policies may require deposits. We will initially address workers compensation insurance needs through a combination of state plans and private insurers. In the longer term, the Company will assess the feasibility of a national insurance carrier, a self funded plan, a captive insurance carrier, or other forms of self-insurance.

      Management. We will manage our operations using customer service representatives, store managers, area managers, and corporate management personnel. The compensation plan for store managers and area managers has been designed to aid in attracting and retaining the qualified personnel needed to meet our business, financial and growth objectives. We are currently refining our human resources practices to support the need for qualified management personnel.

      Temporary Staff. Following the acquisition of the temporary staffing stores, we will have an identified and qualified pool of temporary staff to fill the jobs requested by our customers. The database of temporary staff is already in existence and temporary staff personnel are familiar with our operations. Additional temporary staff will be sought through newspaper advertisements, printed flyers, store displays, and word of mouth. We will locate our stores in places convenient to our temporary work force and, when available, on or near public transportation routes.

      Marketing Activities. As a store operator, we intend to grow the business at our stores through in-person solicitation of new and existing customers, direct mail campaigns, radio and billboard advertising, yellow-page advertising, and word of mouth. As the geographic reach of the business grows, we will also develop national accounts with large corporate customers.

      Safety Program. In order to protect our workforce and help control workers compensation insurance rates, we will implement a company wide safety program aimed at increasing awareness of safety issues. Safety training will be accomplished through bulletin boards, newsletters, training meetings, videos, and employee manuals. Managers will conduct site visits to assure that customers employing our temporary staff are doing so in a safe environment, and we will encourage workers to report unsafe working conditions.

      Software and Information Technology. As a critical element of our franchise operations, we developed a comprehensive set of software tools and information technology systems that meet the needs of franchisee store operators. The needs of franchisees parallel our needs for company owned stores following the Phase II closing. As a result, we are well positioned to meet the consolidated needs of our business after the temporary staffing stores are acquired. The software systems already in place provide internal controls over store operations. The systems also provide internal management reports necessary to track the financial performance of individual store operations, including dispatch activities, invoicing, accounts receivable, accounts payable, and payroll.

      Economics of Temporary Staffing Stores. Our desire to acquire the franchisees' and licensees' temporary staffing stores and consolidate the businesses under a unified corporate structure was derived principally by the opportunity to achieve economic efficiencies. Within the corporate framework, we can combine multiple accounts receivable, accounts payable, supplies purchasing, and marketing activities into single departments, thereby improving efficiency and gaining economies of scale. As the size of our business grows and brand recognition builds, we also hope to attain additional efficiencies in advertising, printing, safety equipment, and facilities costs. Once the acquired stores are fully assimilated into the CCNI organization, we will develop a standardized store operations model that will be used for future new store openings. New stores will be opened in locations with attractive demographics, and in areas where the demand for temporary staffing personnel is sufficient to justify the process. In general, we will focus on larger metropolitan areas that are able to support multiple locations as the initial growth targets. Multiple openings in a metropolitan area will allow us to minimize opening costs and maximize customer exposure within the target metropolitan market.

Seasonality

      The short-term manual labor sector of the temporary staffing business is subject to seasonal fluctuation. Many of the jobs being filled by the franchisees and licensees that we will acquire are outdoors jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer and then begins to taper off during the fall and through the winter. Seasonality may be more limited in the southern United States where many of the franchisees and licensees to be acquired are located. The fluctuations in seasonal business will impact financial performance from period to period.

Competition

      The short-term manual labor sector of the temporary staffing industry is highly competitive with low barriers to entry. Many of the companies operating in this sector are small local or regional operations with five or fewer locations. Within their markets, these small local or regional firms will compete with us for the available business. Primary means of competition among providers include price, service and the ability to provide the requested workers when needed. While barriers to entry are low in this sector, businesses operating in this sector of the temporary staffing industry do require access to significant working capital, particularly in the spring and summer as activity levels are increasing. Lack of working capital can be a significant impediment to growth for small local and regional temporary staffing providers.

      In addition to the small providers, the Company will also see competition from a small number of larger, better capitalized operators. The presence of these larger competitors in our markets may provide significant pricing pressure and could impact our ability to price our temporary staffing services at profitable levels.

Government Regulations

      We are in the business of employing personnel and placing them in temporary jobs with other businesses. This subjects us to a number of government regulations, including: wage and hours laws; regulations concerning equal opportunity; regulations concerning workplace safety; and regulations regarding maintenance of workers compensation coverage for employees.

Trademarks and Trade Names

      The Company has registered "Command", "Command Center," "Command Staffing", "Command Labor", "Apply Today, Daily Pay," "A Different Kind of Labor Place" and "Labor Commander" as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

Employees

      We currently employ 45 personnel at our headquarters office in Post Falls, Idaho. The number of employees at the corporate headquarters is expected to increase as we continue to gear up for the Phase II closing and the change in focus from franchisor to temporary staffing store operator.

      Our employment roles will further increase after the Phase II closing with the addition of all of the franchisees' and licensees' employees. Following the Phase II closing, we anticipate total employment of approximately 300 personnel, approximately 250 located in the various temporary staffing stores, and approximately fifty in the corporate headquarters office.

Item 2.  Description of Property.

      We operate out of an 18,500 square foot office building located in Post Falls, Idaho. We also maintain several network servers in a co-location server facility in Coeur d'Alene, Idaho. Management believes that the office building includes more space than is needed for the near term and is currently evaluating opportunities to sublease a portion of the space. If part of the building is leased, the lease terms will allow management the flexibility to grow back into the space as the business expands and more space is required.

      The Post Falls building is owned by John Coghlan, a director and significant shareholder of the Company. The lease agreement calls for rental payments of $10,000 per month triple net.

      We are also leasing office space located at 8687 Via de Ventura, Suite 101, Scottsdale, AZ 85262. The lease expires on July 31, 2006 with a monthly rental of $6,209.50. This space was utilized by Command Staffing LLC and Harborview Software, Inc. for their corporate offices prior to the acquisition by Command Center. The lease will not be renewed when it expires.

Item 3.  Legal Proceedings.

      We are not a party to any legal proceedings at this time and is not aware of any threatened litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

      No matters were submitted to the shareholders for vote in the year ended December 31, 2005. We intend to hold our next annual shareholder meeting in late may or early June of 2006.

                                   FORM 10-KSB
                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

      Our securities trade in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol "CCNI". The following table sets out the range of high and low bid prices for the common stock for the periods presented.

                                                             Bid Information*
Quarter Ended                                                 High         Low
-------------                                               --------    --------
March 31, 2004                                              $   1.06    $   0.85
June 30, 2004                                               $   0.90    $   0.45
September 30, 2004                                          $   0.53    $   0.45
December 31, 2004                                           $   0.75    $   0.45
March 31, 2005                                              $   1.00    $   0.60
June 30, 2005                                               $   0.95    $   0.85
September 30, 2005                                          $   1.10    $   0.65
December 31, 2005                                           $   8.85    $   1.10

* The pricing information set forth has been adjusted to reflect a five for one forward stock split that was distributed in August 2005.

      The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

Holders of the Corporation's Capital Stock

      At December 31, 2005, we had 45 stockholders of record.

Dividends

      No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. The business of CCNI is capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

      During 2005, the Company issued 2,809,120 shares of common stock in a forward stock split (five shares for each one share held). Following the forward split which was distributed in August, 2005, the Company had 3,511,400 shares issued and outstanding. The forward split shares did not constitute a sale and no registration or exemption from registration was required for the distribution. In addition, we issued 6,554,613 shares in the acquisition of Command Staffing LLC and Harborview Software, Inc. Following the acquisitions of Command and Harborview, we have 10,066,013 shares issued and outstanding. The acquisition shares were issued pursuant to Regulation D, Rule 506 adopted under the United States Securities Act of 1933 (the "Act").

      We did not sell any additional shares in 2004, but did issue 15,000 shares at the end of 2004 in compensation for $38,250 in director's fees and consulting fees for services rendered during 2004. The director fee shares were exempt under Section 4(2) of the Act. No shares were sold by the Company in 2003.

Issuer Purchases of Equity Securities

      During 2004, we redeemed 50,000 shares held by Genesis Financial, Inc., an affiliated company, for cash in the amount of $112,500.

Item 6.  Management's Discussion and Analysis.

      On November 9, 2005, we acquired the operations of Command Staffing LLC and Harborview Software, Inc. These acquisitions changed the character of the Company's business from a financial services focus to franchisor. For the last 52 days of 2005, the Company generated revenues primarily from franchise fees and software licensing revenues. In 2006, the Company anticipates that it will acquire the operations of most or all of our franchisees and licensees and 2006 operations will again change focus from that of franchisor to temporary staffing store operator. These changes impact the comparability of the results of operations between periods.

Results of Operations

Year Ended December 31, 2005

      Revenues. In 2005, we generated revenues of $372,211, an increase of $79,712 or 27% from the year ended December 31, 2004. Interest and investment income, loan fees from affiliates, and other income decreased to $107,574 in 2005 from $280,249 in 2004. This decrease was a direct result of management's decision in late 2004 to seek other business opportunities.

      In anticipation of finding other opportunities, we converted our investment assets to cash and reduced our activity levels in order to conserve available resources. As noted previously, we acquired Command Staffing and Harborview on November 9, 2005. Command Staffing was a franchisor of temporary staffing stores and Harborview was an affiliated software development company. Concurrently with the acquisition of Command Staffing and Harborview, we also entered into an agreement to acquire the operations of the franchisees and a small number of independently operated temporary staffing stores.

      At the acquisition date (November 9, 2005) Command Staffing had 52 franchisees and 17 licensees and Harborview provided each franchisee and licensee with temporary staffing store software to facilitate store operations. With the acquisitions, CCNI became the franchisor and software owner and the franchise fees and software licensing fees accrued to the benefit of CCNI from November 9, 2005 forward. These revenue items are recorded as royalty income. As a result, royalty income increased to $264,637 in 2005 compared to $-0- in 2004. All royalty income was derived from November 9, 2005 through December 31, 2005.

      We will derive future revenues from the temporary staffing industry, initially as a franchisor/operator, and later as an operator of 79 (and growing) temporary staffing stores. We expect to complete acquisition of the franchisees and licensees in the second quarter of 2006, at which time the franchise business operations will be significantly reduced or eliminated and thereafter, we will generate revenues primarily or exclusively from placement of temporary workers at customer job sites.

      The business of CCNI as franchisor and, upon closing the temporary staffing store acquisitions, as store operator, is capital intensive. As a result, we are actively moving to convert our remaining investment assets into cash to fund ongoing operations of the temporary staffing business. As noted in
Item 1, above, we are now preparing to assume the operations of the franchisees and licensees and are devoting considerable resources to those preparations. We will require additional capital to fund the business following acquisition of the temporary staffing stores above and beyond the capital available from our current liquidity. As a result, management anticipates that it will not have funds available for investment for some time and investment income in future periods will be nonexistent.

      Likewise, with the acquisition of the temporary staffing stores, we will become an operator of temporary staffing stores and will no longer focus on generating royalty income. It is likely that royalty income in the second quarter of 2006 and beyond will also fade to zero.

      Operating Expenses. Operating expenses increased to $572,333 in 2005 compared to $291,218 in 2004. This represents nearly a 100% increase and is the direct result of the acquisition of the franchise operations of Command Staffing and Harborview.

      For the full year and without the franchise operations taken into account, the Company's operating expenses from investing activities amounted to $94,286, and of that amount, $70,000 related to legal and professional expenses most of which were generated from the legal and accounting fees to complete the acquisitions of Command Staffing and Harborview. Overall, for the year ended December 31, 2005, the operating expenses associated with lending and investing activities decreased. The decrease is a consistent with our decision to seek other business opportunities in 2005, and with the acquisition of Command Staffing and Harborview in November, 2005. As noted in describing revenues, our investing activities and the expenses associated with investment operations will be minimized in future periods as we initially focus on the franchisor operations and in the second quarter of 2006, on operating the temporary staffing stores.

      Operating expenses for the franchise business amounted to $478,047 for the period from November 9, 2005 through December 31, 2005. Franchise operations represent a new business segment in 2005 so the results are not comparable to 2004. We will continue to incur operating expenses from franchise operations until the franchisees are acquired in the second quarter of 2006. Management anticipates that the level of expenses will increase as we add personnel and infrastructure in preparation for the acquisition of approximately 69 temporary staffing stores that are currently being operated as franchisees or licensees.

      Loss from Operations. For the year ending December 31, 2005, we generated a $200,122 loss from operations compared to $1,281 income from operations in 2004. The loss is consistent with the change in focus of our business operations and with the development of the corporate infrastructure necessary to operate as many as 69 staffing offices, as discussed elsewhere in this annual report.

      Without the franchise operations taken into account, our lending and investing business generated a net loss of $8,314 for the year, compared to net income from operations of $1,281 in 2004. This loss on lending and investing activities was expected from our decision to look for new opportunities and the related refocusing that occurred. As we transition, first to a franchisor and then to a store operator, management expects the loss on lending and investing activities to be eliminated.

      For the period from November 9, 2005 through December 31, 2005, the franchise operations incurred a net operating loss of $191,808. This loss is in part, related to costs to complete the acquisition. Command Staffing and Harborview incurred $127,450 in legal and accounting costs to complete their parts of acquisition due diligence, financial statements, and legal documentation. Depreciation and amortization amounted to $13,468, computer software support and communications expense totaled $56,241, compensation expenses were $94,025, and other expenses amounted to $186,863 in the 52 days from acquisition to the end of the year.

      Management expects the loss from franchise operations to accelerate through the first quarter, 2006 as we continue to prepare for acquisition of approximately 69 temporary staffing stores. Once the acquisition of the temporary staffing stores is completed, we will move to consolidate, solidify, and standardize the operating entities. Until the various operating stores are consolidated under the CCNI organizational structure, and the operations have had a chance to be fully assimilated into the new framework, management anticipates that we will continue to operate at a loss.

Year Ended December 31, 2004

      Revenues. We generated gross revenues of $292,499 in 2004. Primary sources of income included investment and interest income and loan fees. At the end of 2004, we began seeking other business opportunities and changed its focus away from lending and investing.

      Operating Expenses. Operating expenses were reduced in 2004 by $112,220 to $291,218, consistent with the reduction in activity in contemplation of an acquisition transaction. Compensation and related taxes of $67,571 were incurred in the first six months of the year. After June, we eliminated all employees and elected to meet our continuing needs through contract services from an officer, director and stockholder of the Company. The Company also incurred $58,187 in legal services and settlement costs in connection with outstanding litigation that was resolved early in 2004. While management believed that the litigation was without merit, settlement was in the best interests of the stockholders.

      In connection with the intention to seek a viable acquisition candidate, we elected to convert our financial assets to cash in an orderly fashion. During the last half of the year, we sold securities to Mr. Coghlan, an officer, director and stockholder of the Company, for an aggregate of $396,765. The securities held for resale had a carrying basis on our books of $274,179 generating gains on sale of $122,586. These were one time sales and will not recur. In each case, the security was valued at fair market value determined by the then current trading price of the security on the Over the Counter Bulletin Board (OTCBB) market. The sales were also evaluated by the disinterested directors of the Company and were considered fair on the terms proposed.

      In addition to the securities that were sold to an officer/director, we also converted our loans receivable and investments in contracts receivable to cash. These loans and investments were sold at the face amount due plus any accrued interest owing through the date of sale.

      Income from Operations. In the aggregate, we reported net income of $123,867 in 2004 after taking into account the gain from sale of investment securities held for resale. Without the gain on sale, we posted net operating income of $1,281. Net operating loss carryforwards from prior years offset the net income and no income tax is owed on the net income for the year.

Liquidity and Capital Resources

      At December 31, 2005, we had cash of $369,844, trade accounts receivable of $356,367 and accounts receivable from affiliates of $676,101. We were also holding $404,000 in investments at year end. Although we had financial assets in the aggregate amount of $2,089,819, assuming all accounts and notes receivable are collected in the current year, we will still require additional capital to fund operations. Timing of our cash flow requirements will depend in part on the date that we close the acquisitions of the franchised temporary staffing stores. Once the store acquisitions are completed, we will require sufficient sources of capital to fund continuing operations and finance the operating store accounts receivable. We are now considering our options to generate debt and/or equity capital to relieve the expected negative cash flow following the Phase II closing, but no firm sources have yet been identified and no assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations and slow planned growth initiatives, all of which will impact our profitability and long term viability.

      At December 31, 2005, we were owed $676,101 by affiliates. If these amounts are not collected in a timely fashion, our cash flow needs will be increased accordingly. This occurrence would also impact the Company's ability to move forward with its plan of operations.

Risk Factors

      The following risk factors address issues applicable to our current operations as a franchisor of temporary staffing businesses and our anticipated operations following acquisition of approximately 69 temporary staffing stores which is expected to be completed in the second quarter of 2006. If we do not complete acquisition of the temporary staffing stores, risk factors relating to operations of temporary staffing stores will not apply directly to the Company but will still impact franchisor operations indirectly through the franchisees and licensees.

      Changes in the character of Company may be difficult to manage. We have historically operated as a franchisor. Upon completion of the acquisition of 69 temporary staffing stores, we will shift our operating focus from franchisor to store operator. This shift in focus will require additional personnel, software capabilities, and infrastructure. If management is unable to successfully negotiate the changeover, our business, financial condition and results of operations could be negatively impacted.

      The rapid addition of company owned stores could overwhelm the corporate infrastructure. Our ambitious growth plans are subject to numerous and substantial risks. Currently, we operate as a franchisor/operator with approximately 69 franchised and licensed locations, and 10 company owned locations. Upon completion of this acquisition we will be the operator of as many as 79 temporary staffing stores, with plans to open a small number of additional stores in 2006. If management is unable to implement adequate internal controls and monitoring methods for 79 or more temporary staffing stores in 2006, results of operations could suffer.

      Loss of key personnel could negatively impact the business. Our success depends to a significant extent upon the continued services of Glenn A. Welstad, president, chief executive officer, and director, and other members of the Company's executive management. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on its ability to identify recruit motivate and retain key management personnel including branch managers, area vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

      An inability to attract, develop, and retain qualified temporary staffing store managers will negatively impact our business. We rely significantly on the performance and productivity of our temporary staffing store managers. Each store manager has primary responsibility for managing the operations of the individual temporary staffing store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition each store manager has primary responsibility for customer service and sales efforts, including identifying and soliciting area businesses likely to have a need for temporary personnel. The available pool of qualified candidates for positions with new temporary staffing stores is limited. To combat a typically high turnover ratio in the temporary staffing industry in this position, we are developing training and compensation plans directed at employee retention. There can be no assurances that our training and compensation plans will reduce turnover in this position.

      Increased employee costs and workers compensation expenses could negatively impact our operations. We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements, and workers compensation and employment insurance. Costs and expenses related to these requirements will become one of our largest operating expenses and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), or increases in the minimum wage or the level of existing benefits increased levels of employment, or the lengthening of periods for which unemployment benefits are available. Furthermore, workers compensation expenses and the related liability accrual are based on our actual claims experience in each respective state. Our management training and safety programs attempt to minimize workers compensation claims but significant claims could require payment of substantial benefits there can be no assurance that we will be able to increase fees charged to its customers to offset any increased costs and expenses, which could have a material adverse effect on our business, financial condition, and results of operations.

      If we do not manage our workers compensation claims history well, high experience ratings and increased premiums could negatively impact operating results. We maintain workers compensation insurance as required by state laws. We are required to pay premiums or contributions based on our business classification, specific job classifications, and actual workers compensation claims experience over time. In those states where private insurance is not allowed or not available, we will purchase our insurance through state workers compensation funds. In all other states we may provide coverage through private insurance companies licensed to do business in those states. Use of state workers compensation funds and private insurance carriers subjects us to third party control over insurance rates. There can be no assurance that our premiums will not increase substantially.

      Competition will adversely affect our ability to price our services. The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operations with fewer than five offices. Within local or regional markets, these firms actively compete with us for business and temporary personnel. There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense, and pricing pressure is increasing. We expect that the level of competition will remain high and increase in the future. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our business, financial condition, and results of operations.

      Failure to adequately back-up, store and protect electronic information systems will negatively impact future operations. Our business depends on the ability to store, retrieve, process, and manage significant amounts of information. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of our information processing systems, or other events could have a material adverse effect on our business, financial condition, and results of operations. Breakdowns of information systems may be caused by telecommunications failures, data conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power disruptions, and other similar occurrences which may be beyond our control. Failure to establish adequate internal controls and disaster recovery plans could negatively impact operations.

      Customer losses caused by temporary personnel may result in losses to the Company. Temporary staffing companies employ and place people in the workplaces of their customers. Attendant risks of the industry include possible claims of discrimination and harassment, employment of illegal aliens, violations of the occupational, health and safety, or wage and hour laws and regulations, errors and omissions of its temporary employees, misappropriation of funds or property, other criminal activity or reports and other similar claims.

      Our customers, temporary personnel and/or business costs may be significantly impacted by factors beyond our control. Temporary staffing companies are affected by interruptions in the business of their customers. Such interruptions could have a material adverse effect on our business, financial condition and results of operations. The temporary staffing industry may be adversely affected if Congress or state legislatures mandate specified benefits for temporary personnel or otherwise impose costs and expenses on employers that increase the cost or lessen the attraction of using temporary personnel.

      We may be held responsible for the actions of our temporary personnel. We may be held responsible for the actions at a job site of workers not under our direct control. If we are found liable for the actions or omissions of our temporary personnel and adequate insurance coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

      An economic slowdown could cause customers to stop using temporary personnel causing a corresponding reduction in our business opportunities. Demand for our services may be significantly affected by the general level of economic activity and unemployment in the United States. As economic activity increases, temporary employees are often added to the workforce before regular employees are hired. As economic activity slows, many companies reduce their use of temporary employees before laying off regular employees. Worldwide economic conditions and U.S. trade policies also impact demand for our services. No assurances can be given that we will benefit from increases in general economic activity in the U.S. or that our planned expansion will occur.

      If we are unable to find a reliable pool of temporary personnel, we may be unable to meet customer demand and our business may be adversely affected. A company must continually attract reliable temporary workers in order to meet customer needs. We compete for such workers with other temporary personnel companies, as well as actual and potential customers, some of which seek to fill positions with either regular or temporary employees. In addition our temporary workers sometimes become regular the employees of our customers. From time to time, during peak periods, we experience shortages of available temporary workers. Unavailability of reliable temporary workers will have a negative impact on our results of operations.

      Non-management shareholders may have little impact on the manner in which the Company is run. Our officers, directors, and their affiliates, in the aggregate, control 78.1% of the common stock. As a result, our officers, directors, and their affiliates, acting together, may be able to determine matters requiring approval of our shareholders, including the election of the Company's directors.

      Our Common Stock is thinly traded and subject to significant price fluctuations. The price of our common stock has been, and is likely to continue to be, highly volatile. The market price of the common stock has fluctuated substantially in recent periods. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction or changes in pricing policies by us or our competitors, changes in market demand, or changes in sales growth or earnings estimates by us or analysts, could cause the market price of the common stock to fluctuate substantially. These price fluctuations may impact our ability to raise capital through the public equity markets and could have a material adverse effect on our business, financial condition, and results of operations.

      We are not likely to pay any cash dividends in the foreseeable future. We have never paid cash dividends on our common stock. We anticipate that for the foreseeable future, we will continue to retain our earnings for the operation and expansion of our business, and that we will not pay cash dividends on our Common Stock in the foreseeable future.

      The market price for our Common Stock may be affected by significant selling pressure from current shareholders. Sales of substantial amounts of shares of common stock in the public market could have a material adverse impact on the market price of the common stock. Upon completion of the Phase II closing we will have outstanding approximately 23.5 million shares of Common Stock. A substantial number of these shares are currently restricted securities and may not be resold unless registered or an exempt from registration. Pursuant to rule 144 adopted under the securities act of 1933, as amended, restricted securities held by non-affiliates generally may be resold after satisfying a one-year holding period. A significant number of restricted securities will satisfy the one-year holding period in the fourth quarter of 2006 and the first quarter of 2007. If large numbers of shareholders holding these restricted securities choose to sell after satisfying the one-year holding period, the price of our Common Stock could be negatively affected.

      Sales of additional shares of Common Stock in the future without shareholder approval could depress the value of the Common Stock. Following the Phase II closing, we will have approximately 23.5 million shares issued and outstanding. We are authorized to issue up to 100,000,000 shares of Common Stock and up to 5,000,000 shares of blank check preferred stock. Issuance of significant numbers of additional shares of Common Stock, or preferred stock convertible into Common Stock could have a dilutive affect on the value of the shares currently outstanding.

      Failure to comply with the provisions of Sarbanes-Oxley Legislation could have a material adverse impact on our results of operations and financial condition. Legislation commonly referred to as the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley") requires public companies to develop internal control policies and procedures and to undergo an audit of those internal control policies and procedures on an annual basis. This legislation is relatively new and the United Sates Securities and Exchange Commission (the "Commission") is still developing rules and guidance for public companies concerning the manner in which compliance with Sarbanes-Oxley will be determined. At this time, we are a small business and do not meet the accelerated filer requirements of Sarbanes-Oxley. Recently, the Commission extended the date for compliance with the internal control audit requirements of Sarbanes-Oxley for small businesses not meeting the accelerated filer requirements, and as a result, we do not expect that we will be required to undergo an audit of internal controls until early 2007 for our calendar year ending 2006. No assurances can be given that this extension of time will continue or that we will not cease to be a small business or will not become an accelerated filer prior to 2007. If we become subject to the internal control audit requirement before we are in a position to comply, the affect on our operations and financial condition could be significant.

      Failure to complete the acquisition of approximately 69 temporary staffing stores could materially impact our plan of operations and our financial performance. Our business plan calls for acquisition of approximately 69 temporary staffing stores in the Phase II closing. Many of these stores are currently operating as franchisees. If we are unable to complete the acquisitions as expected, we will be forced to scale back our initial operating plans and we may be forced to continue our franchising operations despite our desire to operate only company owned stores. Our capital requirements and our plans for meeting those capital requirements are based on a business model that includes approximately 79 operating temporary staffing stores (69 from the acquisitions and 10 currently operating as company owned stores). If we have significantly fewer company owned stores, we may be unable to pursue our capitalization plan and other elements of our plan of operations. No assurances can be given that we will be able to acquire all or any of the temporary staffing stores currently expected in the Phase II closing.

Item 7.  Financial Statements.


COMMAND CENTER, INC.
--------------------------------------------------------------------------------


Financial Statements and
Report of Independent Registered
Public Accounting Firm

December 31, 2005 and 2004

Command Center, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED
      PUBLIC ACCOUNTING FIRM                                    Form 10-KSB - 20

FINANCIAL STATEMENTS

      Balance sheets                                            Form 10-KSB - 21

      Statements of operations                                  Form 10-KSB - 22

      Statements of stockholders' equity                        Form 10-KSB - 23

      Statements of cash flows                                  Form 10-KSB - 24

      Notes to financial statements                  Form 10-KSB - 25 through 33

[DM-T LOGO]

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Command Center, Inc.


We have audited the accompanying balance sheets of Command Center, Inc. ("the Company") as of December 31, 2005 and 2004, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DeCoria, Maichel and Teague, P.S.

February 23, 2006

Spokane, Washington

COMMAND CENTER, INC.
--------------------------------------------------------------------------------
Balance Sheets
--------------------------------------------------------------------------------

                                                          December 31,
                                                   -----------------------------
Assets                                                 2005           2004
                                                   ------------    ------------
CURRENT ASSETS:
     Cash                                          $    369,844    $  1,653,276
     Accounts receivable trade, net of
        allowance for bad debts of $37,000              356,367              --
     Accounts receivable - affiliates                   676,101              --
     Note receivable - current                          191,847              --
     Prepaid expenses                                    47,214              --
     Investment in securities                           404,000              --
                                                   ------------    ------------
         Total current assets                         2,045,373       1,653,276
                                                   ------------    ------------

PROPERTY AND EQUIPMENT - NET                            464,253              --
                                                   ------------    ------------

OTHER ASSETS:
     Note receivable - non-current                       91,660              --
                                                   ------------    ------------

                                                   $  2,601,286    $  1,653,276
                                                   ============    ============

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
     Accounts payable - trade                           135,676              --
     Accounts payable - affiliates                      351,525              --
     Accrued new store surcharge fees -
         affiliate                                      105,000              --
                                                   ------------    ------------
         Total current liabilities                      592,201              --
                                                   ------------    ------------

COMMITMENTS (see Note 8)

STOCKHOLDERS' EQUITY:
     Preferred stock - 5,000,000 shares,
         $0.001 par value, authorized;
         none issued                                         --              --
     Common stock - 100,000,000 shares,
         $0.001 par value, authorized;
         10,066,013 and 702,280 issued and
         outstanding, respectively                       10,066             702
     Additional paid-in capital                       2,603,125       1,687,817
     Accumulated deficit                               (604,106)        (35,243)
                                                   ------------    ------------
         Total stockholders' equity                   2,009,085       1,653,276
                                                   ------------    ------------
                                                   $  2,601,286    $  1,653,276
                                                   ============    ============


See accompanying notes to financial statements.
--------------------------------------------------------------------------------

COMMAND CENTER, INC.
--------------------------------------------------------------------------------
Statements of Operations
--------------------------------------------------------------------------------


                                                      Year Ended December 31,
                                                    ----------------------------
REVENUE:                                                2005            2004
                                                    ------------    ------------
     Loan and related fees - affiliates             $         --    $     83,992
     Interest and investment income                      107,324         196,257
     Royalty income - affiliates                         264,637              --
     Other income                                            250          12,250
                                                    ------------    ------------
                                                         372,211         292,499
                                                    ------------    ------------
OPERATING EXPENSES:
     Compensation and related taxes                       94,025          67,571
     Employee relocation                                  33,500              --
     Travel and entertainment                             24,500              --
     Rent and office expense                              35,884          16,938
     Business development                                 45,323              --
     Software support and
         communications expenses                          58,995              --
     Legal, professional and consulting                  228,645          95,174
     Interest expense - affiliate                          3,650          89,528
     Depreciation and amortization                        13,468              --
     Other expense                                        34,343          22,007
                                                    ------------    ------------
                                                         572,333         291,218
                                                    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                           (200,122)          1,281

OTHER INCOME
     Gain on sale of securities to
         officer/stockholder                                  --         122,586
                                                    ------------    ------------
                                                              --         122,586

INCOME (LOSS) BEFORE INCOME TAXES                       (200,122)        123,867

INCOME TAX PROVISION                                          --              --
                                                    ------------    ------------

NET INCOME (LOSS)                                   $   (200,122)   $    123,867
                                                    ============    ============
BASIC INCOME (LOSS) PER SHARE                       $      (0.05)   $       0.04
                                                    ============    ============
BASIC WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING                            4,445,208       3,515,715
                                                    ============    ============


See accompanying notes to financial statements.
--------------------------------------------------------------------------------

COMMAND CENTER, INC.
------------------------------------------------------------------------------------------------------------------------------
Statements of Stockholders' Equity
------------------------------------------------------------------------------------------------------------------------------
                                                                              Additional
                                                  Common Stock                 Paid-in         Accumulated
                                            Shares          Par Value          Capital           Deficit           Total
                                        --------------    --------------    --------------    --------------    --------------
BALANCES, DECEMBER 31, 2003                    737,280    $          737    $    1,762,032    $     (159,110)   $    1,603,659

     Redemption                                (50,000)              (50)         (112,450)               --          (112,500)

     Shares issued for consulting and
         directors' fees                        15,000                15            38,235                --            38,250

     Net income for the year                        --                --                --           123,867           123,867
                                        --------------    --------------    --------------    --------------    --------------

BALANCES, DECEMBER 31, 2004                    702,280               702         1,687,817           (35,243)        1,653,276
                                        --------------    --------------    --------------    --------------    --------------

     Forward stock split                     2,809,120             2,809            (2,809)               --                --

     Stock issued in connection
         with recapitalization               6,554,613             6,555           918,117          (368,741)          555,931

     Net loss for the year                          --                --                --          (200,122)         (200,122)
                                        --------------    --------------    --------------    --------------    --------------

BALANCES, DECEMBER 31, 2005                 10,066,013    $       10,066    $    2,603,125    $     (604,106)   $    2,009,085
                                        ==============    ==============    ==============    ==============    ==============

See accompanying notes to financial statements.
------------------------------------------------------------------------------------------------------------------------------

COMMAND CENTER, INC.
------------------------------------------------------------------------------------------------------
Statements of Cash Flows
------------------------------------------------------------------------------------------------------
                                                                            Year Ended December 31,
                                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:                                        2005            2004
                                                                             ----            ----
     Net income (loss)                                                  $    (200,122)   $     123,867
     Adjustments to reconcile net income (loss) to net cash provided
     (used) by operating activities:
         Depreciation and amortization                                         13,468               --
         Allowance for bad debts                                               26,000               --
         Directors' fees paid in stock                                             --           12,750
         Consulting fees paid in stock                                             --           25,500
         Amortization of note receivable discount                               4,187               --
         Gain on sale of securities - officer/stockholder                          --         (122,586)
         Other                                                                  6,706               --
         (Increase) decrease in accounts receivable                           (74,942)           9,628
         Increase in accounts receivable - affiliates                        (151,101)              --
         Increase in prepaid expenses                                         (44,964)              --
         Decrease in prepaid expenses                                              --            1,877
         Increase (decrease) in accounts payable and accrued expenses         132,156          (14,061)
         Increase in accrued new store surcharge fees - affilates              20,000               --
                                                                        -------------    -------------
            Total adjustments                                                 (68,490)         (86,892)
                                                                        -------------    -------------
            Net cash provided (used) by operating activities                 (268,612)          36,975
                                                                        -------------    -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Cash used to acquire property and equipment                           (1,254)              --
         Payments received on note receivable                                  48,767               --
         Decrease in loans receivable, net                                         --        2,044,606
         Decrease in investments in real estate contracts                          --        1,055,915
         Proceeds from sale of securities to officer/stockholder                   --          396,765
         Purchase of securities                                              (505,000)        (274,179)
         Proceeds from sale of securities                                     101,000               --
         Proceeds from building purchase financing                           (525,000)
                                                                        -------------    -------------
            Net cash provided (used) by investing activities                 (881,487)       3,223,107
                                                                        -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Principal payments on note payable                                  (133,333)
         Decrease in borrowings, net                                               --       (1,558,404)
         Redemption of stock for cash                                              --         (112,500)
                                                                        -------------    -------------
            Net cash used by financing activities                            (133,333)      (1,670,904)
                                                                        -------------    -------------

NET INCREASE (DECREASE) IN CASH                                            (1,283,432)       1,589,178
CASH, BEGINNING OF YEAR                                                     1,653,276           64,098
                                                                        -------------    -------------
CASH, END OF YEAR                                                       $     369,844    $   1,653,276
                                                                        =============    =============

------------------------------------------------------------------------------------------------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
         Cash payments of interest                                      $       3,650    $      97,931
                                                                        =============    =============
         Stock issued in connection with recapitalization               $     555,931    $          --
                                                                        =============    =============
         Related party advance used to aquire real property             $     600,000    $          --
                                                                        =============    =============
         Related party advance extinguished in sale of real property    $    (600,000)   $          --
                                                                        =============    =============
See accompanying notes to financial statements.
------------------------------------------------------------------------------------------------------

NOTE 1 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

Organization:

The accompanying financial statements are those of Command Center, Inc. ("CCNI" or the "Company," formerly known as Temporary Financial Services, Inc.), incorporated in Washington State on October 4, 2000. During 2004 and most of 2005, the Company's operations consisted of financing the purchase of real estate contracts receivable through an affiliated business. On November 9, 2005, the Company acquired the operations of Command Staffing LLC ("Command Staffing") and Harborview Software, Inc. ("Harborview"), two related businesses that offer temporary staffing business services to franchised temporary labor centers. As a result of the acquisition, the Company ceased its financing activities and assumed the franchisor and software operations of the acquired companies and changed its name to Command Center, Inc.

Summary of Significant Accounting Policies:

Use of estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Note Receivable. At December 31, 2005 the Company had a non-interest bearing note receivable due in connection with litigation settled by Command Staffing in July of 2005. The note calls for payments due from the gross sales of temporary labor centers owned by former franchisees. In accordance with the requirements of Accounting Principles Board Opinion No. 21, the Company discounted the note receivable by an effective interest rate of 9%, and recognized the discount as a deduction from face value of the note. The Company is amortizing the discount ratably over the life of the note in its interest income. At December 31, 2005, the face amount of the note was $303,493 and an unamortized discount of $19,966 was recognized as a direct deduction from face value. During the year ended December 31, 2005, the Company recognized $4,187 of amortization of the discount in interest income.

Cash. Cash consists of demand deposits, including interest-bearing accounts with maturities of three months or less, held in banking institutions. Approximately $300,000 was held in a single bank at December 31, 2005, an amount which exceeds the depositor protections afforded by the Federal Deposit Insurance Corporation.

Property and equipment. The Company capitalizes equipment purchases in excess of $2,500 and depreciates the capitalized costs over the useful lives of the equipment, usually 3 to 5 years. Maintenance and repairs are charged to operations. Betterments of a major nature are capitalized. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in operations.

Software development costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86 "Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed" ("SFAS 86"). Costs of producing software are capitalized and amortized by the straight-line method over the estimated useful life (seven years) of the developed software.

Fair value of financial instruments. The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 31, 2005 and 2004 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of investments and notes receivable at December 31, 2005 and 2004 also approximated their fair values based on the nature and terms of those instruments.

Revenue recognition. - In 2005 and 2004, the Company generated revenues from loan fees, interest and investment income, and franchise royalty fees.

Loan fees are recognized as income when earned. Interest and investment income was derived from investments in real estate receivable contracts. Historically, the real estate contracts were purchased for the interest rate yield. The Company recognized interest on investments in interest bearing real estate receivable contracts as revenue on the accrual basis using the interest method. The Company amortized any premiums or discounts as a revenue adjustment using the interest method. The Company stops accruing interest revenue when the collection of interest becomes uncertain.

Near the end of 2005, the Company acquired the franchise operations of Command Staffing and the software operations of Harborview. As a result, the Company's operating focus changed from financing operations to that of a franchisor, and in November and December, 2005, the Company generated franchise royalty revenues from its franchisees. The Company recognizes franchise royalty income on the accrual basis as it becomes payable in accordance with the franchise agreements. The royalties are calculated as a percentage of gross sales of the franchisee's weekly operations. The percentage ranges from 1% to 2% based upon the individual franchisee's gross profit and the terms of the franchise agreement.

At December 31, 2005, the Company had no obligations to franchises that would represent significant commitments or contingencies outstanding under the franchise agreement.

Investments. Prior to November, 2005, real estate contracts receivable were purchased and held for interest rate yield. The Company reported income on real estate contracts receivable in accordance with the revenue recognition policy stated above. During 2005, the Company acquired investment securities available-for-sale from a related party and recorded the investment at fair value. At December 31, 2005, the fair value of investments approximated the face value of the instruments.

Allowance for doubtful accounts. - The Company has established an allowance for doubtful accounts to estimate the collectibility of franchise revenues. Management believes the amount is sufficient to cover expected uncollectible accounts receivable. Management reviews the balance in the allowance for doubtful accounts at the end of each period and increases or decreases the amount of the allowance based on payment history, accounts receivable aging, and other relevant factors.

Income tax. - Deferred taxes are provided, when material, by the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.

Earnings per share. - The Company accounts for its income (loss) per common share according to Statement of Financial Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The Company had no common stock equivalents during the years ended December 31, 2005 and 2004, and only basic earnings per share are presented. For the year ended December 31, 2004, earnings per share was calculated as if the forward stock split, which was distributed in August, 2005, had occurred on January 1, 2004.

Reclassifications. - Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. These reclassifications have no effect on net income, total assets or stockholders' equity as previously reported.

Recent Accounting Pronouncements.

On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 123(R), "Share-Based Payment" ("SFAS 123(R)") which is a revision of Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("ABP 25"), and amends Statement of Financial Accounting Standard No. 95, "Statement of Cash Flows" ("SFAS 95"). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

In June 2005, the FASB issued Statement of Accounting Standard No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces APB No. 20 and Statement of Financial Accounting Standard No. 3 "Reporting Accounting Changes in Interim Financial Statements," and applies to all voluntary changes in accounting principle, and changes in the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with the Company's first quarter of 2006. Management does not expect that SFAS 154 will have a material impact on the Company's results of operations and financial condition.

NOTE 2 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

In addition to the related party transactions described in notes 3, 5, 6, 8, and 10 the Company has had the following transactions with related parties:

Sale and leaseback. During 2005, the Company purchased a building in Post Falls, Idaho to serve as the corporate headquarters for CCNI. The purchase price of the building was $1,125,000 and the amount was paid in $525,000 of the Company's funds plus $600,000 advanced from John Coghlan, a director and major shareholder. Subsequently, the Company's Board of Directors received an offer from Mr. Coghlan to purchase the building from the Company subject to a leaseback arrangement described in Note 8. The Board accepted Mr. Coghlan's offer and sold the building to him at the original purchase price and immediately leased the building back on terms that the Board considered to be in the Company's best interests. In connection with the sale to Mr. Coghlan, the $600,000 advance was extinguished and at December 31, 2005, the Company had recognized a receivable from Mr. Coghlan of $523,849 relating to his purchase. The receivable was paid in full in February, 2006.

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to pay Glenn Welstad, the new CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. As of December 31, 2005, the Company had accrued $105,000 payable to Mr. Welstad in new store surcharge fees. The Company is obligated to pay these funds to Mr. Welstad in 2006. The amounts are classified as "Accrued new store surcharge fees - affiliate." The obligation to pay the new store surcharge fee accrues at the time each new store is opened and will terminate at the earlier of the date Mr. Welstad has received $1,700,000 (340 new stores), or December 31, 2010. If fewer than 340 stores are opened by the Company (including its predecessor) by December 31, 2010, Mr. Welstad's payments under this arrangement will be limited to the amounts paid or accrued to that date.

Investment in Genesis Holdings. In January, 2005, the Company invested $505,000 in Genesis Holdings, Inc. ("Genesis Holdings"). Genesis Holdings is related to the Company through common control of Genesis Financial, Inc. ("Genesis") by John Coghlan, a director and major shareholder.

The investment consisted of $500,000 in notes bearing interest at 8% per annum, and $5,000 in common stock. By agreement with Genesis Holdings, the Company may liquidate its interest in Genesis Holdings at any time. Genesis Holdings is thereafter obligated to return the investment plus interest to the Company within a reasonable time. As a result of the acquisition of the operations of Command Staffing and Harborview the Company has requested that its interests in Genesis be liquidated and the proceeds returned in cash. During the year ended December 31, 2005, Genesis Holdings had liquidated and returned $101,000. Genesis Holding's management has indicated that the remaining $404,000 will be liquidated in the first quarter of 2006 and all funds will be returned to the Company with interest. The Company earned $27,778 on its investment in Genesis Holdings in 2005. The Company's other investment income was derived from unrelated third parties.

2004 Conversion of assets to cash. In connection with the Company's plan to locate an acquisition candidate the Company converted its assets to cash and paid off all remaining liabilities during 2004. In the course of conversion, the Company sold its investment assets to Mr. Coghlan and an entity affiliated with Mr. Coghlan. The transactions were all priced at the face value of debt instruments plus accrued interest or other independently verifiable indicator of fair value such as the Over-The-Counter Bulletin Board operated by NASDAQ. In connection with the sales, the Company recognized $122,586 of gain.

Investment in Genesis. Prior to 2004, the Company acquired an interest in Genesis a company formed to engage in the business of purchasing and reselling seller financed real estate contracts. At January 1, 2004, the Company retained 145,720 of the Genesis shares originally acquired. During 2004, the remaining shares of Genesis were sold to Mr. Coghlan for $109,290 based on a current market price for the shares of $0.75 per share. Mr. Coghlan is a director and controlling stockholder of Genesis and is also a member of the Board of Directors of the Company.

NOTE 3 --AMOUNTS DUE FROM AFFILIATES:
--------------------------------------------------------------------------------

Accounts receivable-trade. Included in the Company's trade accounts receivable at December 31, 2005 is $351,498 due from affiliates. These amounts are due from temporary staffing businesses that are owned or controlled by the Company's officers, directors, controlling shareholders, or their affiliates. The amounts relate to franchise royalties and other franchise service revenues due to Command Staffing and Harborview.

Accounts receivable-affiliates. The Company was also owed $152,252 by Viken Management ("Viken"), an entity controlled by Glenn Welstad for advances to Viken to meet working capital requirements. The Company was also owed $523,849 by John Coghlan for the balance due on the sale of the building pursuant to the Sale and Leaseback transaction. See note 8. During 2005, the Company earned $264,637 in franchise royalty income from affiliates.

NOTE 4 -- PROPERTY AND EQUIPMENT:
--------------------------------------------------------------------------------

The Company acquired property and equipment in its acquisition of Command Staffing and Harborview. The following table sets forth the book value of the assets and accumulated depreciation and amortization acquired from Command Staffing and Harborview at December 31, 2005:

Furniture & fixtures                                                $    19,591
Equipment                                                               251,515
   Accumulated depreciation                                             (94,853)
                                                                    -----------
   Furniture, fixtures & equipment, net                                 176,253
                                                                    -----------

Software development costs                                              400,000
   Accumulated amortization                                            (112,000)
                                                                    -----------
   Software development costs, net                                      288,000
                                                                    -----------
Total property and equipment, net                                   $   464,253
                                                                    ===========

During the year ended December 31, 2005, the Company recognized $6,668 of depreciation expense on its furniture, fixtures and equipment, and $6,800 of amortization on its software development costs.

NOTE 5 -- AMOUNTS DUE TO AFFILIATES:
--------------------------------------------------------------------------------

At December 31, 2005, accounts payable to affiliates amounted to $351,525. Accounts payable to affiliates was primarily composed of prior periods' payroll services, and other items purchased or provided to Command Staffing and Harborview by entities owned or controlled by Glenn Welstad, the Company's president and chairman. In addition, the Company owed Glenn Welstad $105,000 in accrued new store surcharge fees. See note 2.

--------------------------------------------------------------------------------
NOTE 6 -- CAPITAL STOCK:

Five for one forward stock split. At December 31, 2004, the Company had 702,280 shares issued and outstanding. On August 9, 2005, the Company distributed 2,809,120 shares of common stock in a stock dividend pursuant to a five for one forward split. The forward split increased the number of shares outstanding on August 9, 2005 to 3,511,400.

Acquisition and recapitalization. On November 9, 2005, the Company entered into an Asset Purchase Agreement and acquired the operations of Command Staffing LLC and Harborview Software, Inc. for 6,554,613 shares of common stock (see Note 1). The transaction was accounted for as a recapitalization as the shareholders of the acquired entities now have majority ownership of CCNI. Accordingly, the Company recorded the issuance of its shares in exchange for the net book value (of approximately $556,000), of the acquired companies at the date of the transaction. At December 31, 2005, the Company has 10,066,013 shares issued and outstanding.

Redemption of common stock. During 2004, the Company redeemed 50,000 shares of its common stock for $112,500, or $2.25 per share, which approximated the fair value of the common stock at the date of redemption. The shares were returned to the Company's treasury and canceled.

Stock issued to directors and consultants. Also in 2004, the Company issued 15,000 shares valued at $38,250 in the aggregate ($2.55 per share). This issuance consisted of 5,000 shares to outside directors for directors' fees and 10,000 shares to an unrelated consultant for consulting services during 2004. The shares were valued at management's estimate of their fair value at the time of issuance.

NOTE 7 - INCOME TAX:
--------------------------------------------------------------------------------

The Company generated a tax-basis net operating loss of approximately $200,000 for the year ended December 31, 2005. Approximately $192,000 of this loss was attributable to the temporary staffing business begun in November, 2005. The remaining $8,000 related to the financing business the Company operated from January 1, 2005 through October, 2005. The Tax Reform Act of 1986 substantially changed the rules relating to the use of net operating losses as a result of a change in business or ownership of a corporation. As a result of these rule changes, it is more likely than not that the Company's net operating losses resulting from its preceding operations will not result in an income tax benefit for future periods.

At December 31, 2005, the Company had a deferred tax asset relating to current year operating loss carryovers of approximately $192,000 available to offset taxable income up to and until 2025. The corresponding amount of the deferred tax asset relating to the operating loss carryover was approximately $46,000, based upon a future statutory income tax rate of 34%. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. At December 31, 2005 no other material temporary differences existed between the tax and book basis of liabilities and assets that would affect the net deferred asset.

At December 31, 2004, the Company had an $8,750 deferred tax asset relating to operating loss carryovers. The deferred tax asset was fully offset by a valuation allowance because of uncertainties if the Company will generate sufficient future taxable income to generate the tax benefit. For the year ended December 31, 2004, the income tax benefit differed from the $8,750 expected amount because of the impact of recognizing the deferred tax asset valuation allowance. As a result of the recapitalization, it is doubtful that the deferred tax asset at December 31, 2004 will ever be utilized.

The above estimates are based on management's decisions that are made annually and could cause these estimates to vary significantly.

NOTE 8 - LEASE OBLIGATIONS:
--------------------------------------------------------------------------------

In November, 2005, the Company purchased a building for $1,125,000 in Post Falls, Idaho to serve as its corporate headquarters. (See Note 2). In December, 2005, the Company entered into a sale and lease back transaction in which it sold the building to a related party for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. The lease is being accounted for as an operating lease.

Under the lease the Company will make rental payments of $10,000 per month, triple net, commencing on January 1, 2006. The lease rate is fixed for the term of the lease. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share shall be adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's common stock is traded. The Company also has an option to repurchase the building for $1,125,000 at any time after January 1, 2008, provided the lease is still in effect and the Company is in good standing under the lease.

In addition to the lease on the building in Post Falls, Idaho, the Company is also obligated for the remaining seven month term of a lease on office space in Scottsdale, Arizona at a monthly lease cost of $6,209. This lease expires on July 31, 2006 and will not be renewed. The Scottsdale property served as the offices of Command Staffing LLC and Harborview Software, Inc. prior to the recapitalization involving acquisition of Command Staffing and Harborview by the Company.

The following schedule reflects the combined future minimum payments under the operating lease as of December 31, 2005.

            2006..........................................$163,463
            2007...........................................120,000
            2008...........................................120,000

NOTE 9 - SEGMENT REPORTING:

During 2005, the Company operated in two distinct segments, the financial services industry and the temporary staffing industry. Substantially all of the Company's revenue and expenses following acquisition of Command Staffing and Harborview on November 9, 2005, were derived from the temporary staffing industry. All revenues from January 1, 2005 through November 9, 2005 were derived from the financial services sector. The following information details the revenues and expenses from each segment:

--------------------------------------------------------------------------------

                     2005 STATEMENT OF OPERATIONS BY SEGMENT

                                             FINANCIAL SERVICES     TEMPORARY
                                                  INDUSTRY           STAFFING       COMBINED
                                            --------------------    -----------    -----------
REVENUE
Interest and investment income              $             85,972    $    21,352    $   107,324
Other income                                                                250            250
Royalty income                                                          264,637        264,637
                                            --------------------    -----------    -----------
   Total Income                                           85,972        286,239        372,211
                                            --------------------    -----------    -----------

OPERATING EXPENSES
Compensation and related taxes                              --           94,025         94,025
Employee relocation                                         --           33,500         33,500
Travel and entertainment                                   1,875         22,625         24,500
Rent and office expense                                     --           35,884         35,884
Business development                                      10,847         46,587         57,434
Software support & communications expense                  2,754         56,241         58,995
Legal, professional and consulting                        74,986        141,548        216,534
Interest expense - affiliate                               3,042            608          3,650
Depreciation and amortization                               --           13,468         13,468
Other expense                                                782         33,561         34,343
                                            --------------------    -----------    -----------
   Total Operating Expenses                               94,286        478,047        572,333
                                            --------------------    -----------    -----------
Net Loss                                    $             (8,314)   $  (191,808)   $  (200,122)
                                            ====================    ===========    ===========


IDENTIFIABLE ASSETS
Furniture, fixtures and Equipment                           --      $   271,106    $   271,106
Accumulated depreciation                                    --          (94,853)       (94,853)
                                            --------------------    -----------    -----------
   Total                                                    --      $   176,253    $   176,253
                                            ====================    ===========    ===========

Software development cost                                   --      $   400,000    $   400,000
Accumulated amortization                                    --         (112,000)      (112,000)
                                            --------------------    -----------    -----------
   Total                                                    --      $   288,000    $   288,000
                                            --------------------    -----------    -----------


                           [continued on next page]

NOTE 10 - BUSINESS CONCENTRATION:
--------------------------------------------------------------------------------

In the year ended December 31, 2005, substantially all of the Company's royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company's franchisees. The franchisees are owned in whole or in part by various officers and directors of the Company. As a result, the Company's business is concentrated among a small number of affiliated parties and is subject to business concentration risks.

NOTE 11 - SUBSEQUENT EVENTS:
-------------------------------------------------------------------------------

Pursuant to the acquisition agreement described in Note 1, the Company has also agreed, subject to continuing due diligence and other conditions, to acquire the operations of up to seventy two franchisees. The acquisition agreement provides that the Company will issue up to 13,198,152 shares of common stock in the acquisitions. The franchisees are undergoing audits and the Company is completing its due diligence review of the individual store operations, and currently expects the store acquisitions to close early in the second quarter of 2006. Many of the franchisee operations are owned by related parties. The Company retains the right to decide not to complete the acquisition of stores that do not pass the due diligence review, and no assurances can be given that the temporary staffing stores will be acquired.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

Item 8A.  Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. The principal executive officer and the principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2005. Based on this evaluation, they conclude that the disclosure controls and procedures effectively insure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commissions rules and forms.

(b) Changes in internal controls. There have been no changes during the quarter ended December 31, 2005 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 8B.  Other Information.

      None.

FORM 10-KSB
                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

      The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3773 West Fifth Avenue, Post Falls, Idaho 83854. All of these individuals are citizens of the United States. Our Board of Directors currently consists of nine directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed at the board's first meeting after each annual meeting of the shareholders. No family relationships exist among any of the directors or executive officers of the Company, except that Todd Welstad is the son of Glenn Welstad.

John R. Coghlan.......................................................Director
Dwight Enget..........................................................Director
Tom Gilbert...............................Director and Chief Operating Officer
Tommy R. Hancock......................................................Director
Brad Herr...............................................Director and Secretary
Ronald L. Junck.......................................................Director
C. Eugene Olsen........................................Chief Financial Officer
Kevin Semerad.........................................................Director
Glenn Welstad...........................................Chairman of the Board,
                                        Chief Executive Officer, and President
Todd Welstad................................Director, Executive Vice President
                                                 and Chief Information Officer

      John R. Coghlan, age 62, is a Director. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and as a Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100% owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan's children and grandchildren. Mr. Coghlan is also a director and principal stockholder of Genesis Financial, Inc. Prior to the Closing Date, Mr. Coghlan served as President, Director and Chairman of the Board of CCNI.

      Dwight Enget, age 55, is a Director. Beginning in January 1999 and continuing to the present time, Dwight Enget has invested in and is a self-employed developer of temporary labor offices. Along with other investors, he presently owns an interest in several temporary employment offices in various locations throughout the United States. From 1998 - 2000, Mr. Enget was involved as an investor and self-employed business developer in ventures such as hotel and land development, home construction and medical research and products. He worked for Labor Ready, Inc. in various positions including Western U.S. Director of Operations, National Accounts Manager and District Manager from 1989 through May 1998. It is expected that CCNI will acquire the temporary labor offices in which Mr. Enget has an interest at the time of the second closing.

      Tom Gilbert, age 50, is Chief Operating Officer and a Director. Thomas Gilbert is presently the owner and operator of Anytime Labor in Colorado. Founded in June 2002, the Company has locations in the Denver, Colorado area. It is expected that CCNI will acquire the Anytime Labor offices at the time of the second closing.

      From July 1998 through December 2001, Mr. Gilbert, as Regional Vice President for Labor Ready, Inc. was responsible for the management of up to 400 temporary labor offices located in 23 states and 5 Canadian provinces. Beginning in July 1996 and continuing until his promotion to Regional Vice President, Thomas Gilbert was Area Director of Operations at Labor Ready, managing and directing the activities of 87 branch offices. Prior to his employment with Labor Ready, Mr. Gilbert gained extensive franchise experience as Division Operations Manager with Taco John's International (8/91 - 7/95), Director of Franchise Operations at Taco Time International (7/94 - 12/90) and Regional Manager for Perkins Restaurants (3/81 - 7/84).

      Tommy R. Hancock, age 61, is a Director. Mr. Hancock was regional director of the Los Angeles, California Metro District for Labor Ready in 1998 and 1999 and from 1999 through 2001 he worked for Skillmaster Staffing, Inc. in Los Angeles. In 2001, Mr. Hancock founded Temp Services of Arkansas, LLC in Little Rock Arkansas and since that time has been an owner/operator of temporary staffing stores in the Little Rock area. It is expected that CCNI will acquire the temporary labor offices in which Mr. Hancock has an interest at the time of the second closing.

      Brad E. Herr, age 51, is Secretary and a Director. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In May 2005, Mr. Herr received a Masters Degree in Business Administration from Gonzaga University.

      From 1993 through 1996, Mr. Herr practiced law in the firm of Brad E. Herr, P.S. From June 1996 through June 2001, Mr. Herr was employed at AC Data Systems, Inc. (AC Data) in Post Falls, Idaho. During this period at AC Data, Mr. Herr held the position of Director of Finance (1996 through 1998) and Vice-President - Business Development (1998 through June 2001). AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.

      In June 2001, Mr. Herr left employment at AC Data to pursue other business opportunities. From June 2001 through March 2002, Mr. Herr was employed by Brad
E. Herr, P.S., a professional services corporation that he owns. During this period, Brad E. Herr, P.S., provided professional services to CCNI and other business clients. In April 2002, Mr. Herr was hired by the CCNI as Chief Operating Officer, and from April 2002 through December 31, 2003, was employed full time by CCNI. On January 2, 2004, Mr. Herr rejoined AC Data as President. Since rejoining AC Data, Mr. Herr has continued to consult with CCNI as needed, and up to the Closing Date served as Secretary and Principal Financial Officer.

      Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana. Mr. Herr serves as a Director of Genesis Financial, Inc., a publicly traded financial services business located in Spokane, Washington.

      Ron Junck, age 57, is a Director. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions. As an attorney, he has extensive trial experience in a variety of commercial cases and has lectured widely at a number of colleges and universities. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc. and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck has also been working with Command since inception and is a co-founder of Harborview.

      C. Eugene Olsen, age 63, is Chief Financial Officer. Mr. Olsen has over fifteen years experience in public accounting, with seven years as a partner in the Spokane, Washington office of an international CPA firm. From 1995 through 2002, Mr. Olsen has served as Chief Financial Officer for Dellen Wood Products, Inc. in Spokane Washington. From 2002 through 2003, Mr. Olsen was employed as President of AC Data Systems, Inc. Mr. Olsen also participates in other business ventures for his own account from time-to-time.

      Mr. Olsen received a Bachelor of Science Degree in Business from the University of Idaho, and holds Certified Public Accountant certificates in Washington and Montana. He has been active in the Washington and Montana Societies of CPAs, and has served as chairman and is a past president of the Spokane Chapter of Washington Society of CPAs.

      Kevin Semerad, age 39, is a Director. From 1989 through 2002, Mr. Semerad managed a number of temporary staffing stores that were franchised through Labor Ready, Inc. In 2002, after the Labor Ready franchise was terminated, Mr. Semerad continued to operate the temporary staffing stores and grew the business from 5 to 18 locations. Mr. Semerad holds Bachelor of Science degrees in Management and Marketing from the University of North Dakota in Grand Forks, North Dakota, and has sixteen years experience in the temporary labor business.

         Glenn Welstad, age 62, is President, Chief Executive Officer and a Director. In 1989, Glenn Welstad, along with two partners, founded Labor Ready, Inc. As CEO and President, Mr. Welstad developed the company from a single office in Kent, Washington to 860 offices in three countries and one U.S. possession. At the time of his retirement from Labor Ready in June 2000, Labor Ready had grown to annual revenues of nearly $1 Billion. Prior to founding Labor Ready, Glenn Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. In 2003, Mr. Welstad co-founded Command Staffing, LLC and Harborview Software, Inc. and owns interests in a number of temporary labor businesses. It is expected that CCNI will acquire the temporary labor businesses in which Mr. Welstad has an interest at the time of the second closing. Glenn Welstad is the father of Todd Welstad.

         Todd Welstad, age 36, is Executive Vice President, Chief Information Officer, and a Director. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Since 2001, Mr. Welstad has worked in the temporary labor industry as owner/operator and has worked with Harborview in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Committees of the Board of Directors

      The Board of Directors has not yet established a Compensation Committee, an Audit Committee, a Disclosure Committee, or an Ethics Committee. Currently, these functions are accomplished by the full board of directors acting as a group. We anticipate that Board Committees will be created in 2006 and these functions will thereafter be performed at the committee level.

Indemnification of Directors

      The Washington Business Corporation Act provides that a company may indemnify its directors and officers as to certain liabilities. Our Articles of Incorporation and Bylaws provide for the indemnification of our directors and officers to the fullest extent permitted by law. The effect of such provisions is to indemnify the directors and officers of the Company against all costs, expenses and liabilities incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with the Company, to the fullest extent permitted by law.

Compliance with Section 16(a ) of the Exchange Act.

      We are not currently subject to the reporting requirements of Section 12(b) or 12(g) of the Exchange Act. As a result, compliance with Section 16(a) of the Exchange Act is not required of the executive officers and directors of the Company.

Transactions with Affiliates and Conflicts of Interest.

      In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) if the transaction is on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors assures that all activities of the Company are in our best interests and the best interests of our stockholders.

      We will establish an audit committee and adopt a code of ethics for its executive officers prior to December 31, 2006.

Item 10. Executive Compensation.

      None of our executive officers earned more than $100,000 during the years ended December 31, 2005 and 2004. Prior to November 9, 2005, the Company had no employees and provided no employment benefits or other employment compensation, payroll tax benefits, or health insurance for any individual. In the years ended December 31, 2005 and 2004, we had no stock compensation plans and had no stock options outstanding.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following tables set forth information regarding the number and percentage of our Shares of Common Stock held by each director, each of the named executive officers and directors and officers as a group. The table also sets forth the ownership of any non-management person known to us to own more than five percent of any class of our voting Shares.

Security Ownership of Non-Management Owners

       The Company has no non-management shareholders that own 5% or more of the total outstanding shares of common stock. Percentages of ownership have been calculated based upon 10,066,013 shares of common stock issued and outstanding.

Security Ownership of Management

                                                          Number of     % at
Name                                                       Shares    12/31/2005
-------------------------------------------------------------------------------
John R. Coghlan                                          1,700,983        16.90%
Dwight Enget                                               347,483         3.45%
Tom Gilbert                                                167,424         1.66%
Brad E. Herr                                               243,900         2.42%
Ronald L. Junck                                          1,821,804        18.10%
C. Eugene Olsen                                             12,500         0.12%
Kevin Semerad                                              111,335         1.11%
Glenn Welstad                                            3,462,596        34.40%
All Officers and Directors as a Group                    7,858,025        78.06%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      In connection with the Company's plan to locate an acquisition candidate the Company converted its assets to cash and paid off all remaining liabilities during 2004. In each of the transactions described below, assets were purchased by Mr. Coghlan, a director, and controlling stockholder of the Company. Pricing of the transactions was all based on the face value of debt instruments plus accrued interest or other independently verifiable indicator of value such as the over the counter bulletin board market quotation service. The terms of each transaction were at comparable to the terms available to the Company from an unrelated third party.

Description                                      Book Value       Amount Paid       Gain/Loss
-------------------------------------------------------------------------------------------------
PowerCold Stock                               $        24,179   $        15,600   $        (8,579)
PCS Edventures Stock                                  250,000           271,875            21,875
Genesis Financial Stock                                   -0-           109,290           109,290
Real Estate Contract #1                               809,957           809,957               -0-
Real Estate Contract #2                               190,000           190,000               -0-
Real Estate Contract #3                                50,000            50,000               -0-
Genesis Line of Credit Receivable                     528,268           528,268               -0-
Everyday Staffing Line of Credit Receivable           481,341           481,341               -0-
Total                                                                             $       122,586

      In 2005, the Company purchased $505,000 of debt and equity securities from Genesis Holdings, Inc., a company managed by Genesis Financial, Inc. Genesis Financial, Inc. is affiliated with the Company. The Genesis Holdings investment consisted of $500,000 in debentures bearing interest at the rate of 8% per annum and $5,000 of common stock. The Company liquidated $101,000 of the investment November, 2005 and intends to liquidate the balance in 2006. The investment is carried at fair value and is considered fully collectible at December 31, 2005.

In November, 2005, the Company purchased a building from an unrelated third party for $1,125,000 in Post Falls, Idaho to serve as the corporate headquarters. The purchase was funded with $525,000 of our cash and $600,000 in advances from Mr. Coghlan, a director and major shareholder of the Company. In December, 2005, the Company entered into a sale and lease back transaction pursuant to which it sold the building to John Coghlan for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. In connection with the sale, Mr. Coghlan extinguished the $600,000 advance due him from the Company.The lease is being accounted for as an operating lease. At December 31, 2005, Mr. Coghlan owed us $523,849 in connection with his purchase of the building. This amount was paid in 2006.

         Under the lease the Company will make rental payments of $10,000 per month triple net commencing on January 1, 2006. The lease rate is fixed for the term of the lease. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share shall be adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's common stock is traded. The Company also has an option to repurchase the building for $1,125,000 at any time after January 1, 2008, provided the lease is still in effect and the Company is in good standing under the lease.

         In December, 2005, the Company advanced $152,252 to Viken Management, Inc. ("Viken"), a company controlled by Glenn Welstad, the President and Chairman of CCNI. The advance was used to fund the start-up costs of several new temporary staffing stores in the southwestern United States. The new temporary staffing stores will be acquired by the Company at the time the other operating entities are acquired in the Phase II closing as described in Item I of this Form 10-KSB. Upon acquisition, the advance will be extinguished as an intra-company payable/receivable.

         In the negotiations to acquire Command Staffing and Harborview, the Company agreed to pay Glenn Welstad a $5,000 new store surcharge fee for each new temporary staffing store opened by the Company. The new store surcharge fee accrues at the time each new store is opened and will terminate at the earlier of December 31, 2010 or the date that Mr. Welstad has received $1,700,000 under the arrangement. If fewer than 340 stores are opened by the Company (including its predecessor) by December 31, 2010, payments to Mr. Welstad under this arrangement will be limited to the amounts paid or accrued to that date. At December 31, 2005, we owed Mr. Welstad $105,000 in new store surcharge fees.

Item 13.  Exhibits and Reports on Form 8-K.

a.    Exhibit Index

Exhibit Number          Description

Exhibit 31.1            Certification of Principal Executive Officer
Exhibit 31.2            Certification of Principal Financial and
                           Accounting Officer
Exhibit 32.1            Certification of Chief Executive Officer
Exhibit 32.2            Certification of Principal Financial and
                           Accounting Officer

b.    Reports on Form 8-K

During the quarter ended December 31, 2005, the Company filed the following reports on Form 8-K:

      Report on Form 8-k dated October 6, 2005 reporting information under Items
      7.01 - Regulation FD Disclosure, Item 8.01 - Other Events, and Item 9.01 - Financial Statements and Exhibits. This Form 8-K described the entry into a letter of intent to acquire Command Staffing LLC and Harborview Software, Inc.

      Report on Form 8-k dated October 17, 2005 reporting information under Items 1.01 - Entry into a Material Definitive Agreement, Item 7.01 - Regulation FD Disclosure, and Item 9.01 - Financial Statements and Exhibits. This Form 8-K described the entry into a definitive agreement to acquire an office building in Post Falls, Idaho.

      Report on Form 8-k dated November 9, 2005 reporting information under
      Items: 1.01 - Entry into a material definitive agreement; 2.01 - completion of acquisition or disposition of assets; 3.02 - unregistered sales of equity securities; 5.01 - changes in control of registrant; 5.02
      - departure of directors or principal officers, election of directors, appointment of principal officers; 5.03 - amendments to articles of incorporation or bylaws, change in fiscal year; 7.01 - Regulation FD Disclosure; and 9.01 - financial statements and exhibits. This Form 8-K described the entry into a definitive agreement to acquire Command Staffing LLC and Harborview Software, Inc., and related activities.

      Report on Form 8-k dated November 22, 2005 reporting information under Items 2.01 - completion of acquisition or disposition of assets and Item
      2.03 - creation of a direct financial obligation or an obligation under an off balance sheet arrangement of registrant. This Form 8-K described the completion of the acquisition of the office building in Post Falls, Idaho, and creation of an obligation to an affiliate for a portion of the purchase price.

      Report on Form 8-k dated December 29, 2005 reporting information under
      Items: 1.01 - Entry into a material definitive agreement; 2.01 - completion of acquisition or disposition of assets; Item 2.03 - creation of a direct financial obligation or an obligation under an off balance sheet arrangement of registrant; 3.02 - unregistered sales of equity securities; and 9.01 - financial statements and exhibits. This Form 8-K described the entry into a definitive agreement to sell and leaseback the building in Post Falls, Idaho and related activities.

      Item 14.  Principal Accountant Fees and Services.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining its auditors' independence. All of the services provided and fees charged by its independent auditors in 2005 and 2004 were pre-approved by the Board of Directors.

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2005 and 2004 were $50,450 and $12,000, respectively.

Audit-Related Fees

Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees", above for 2005 and 2004 were $3,683 and $0, respectively.

Tax Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance for 2005 and 2004 were $0 and $1,500, respectively.

All Other Fees

There were no fees billed by DeCoria, Maichel & Teague P.S. during 2005 and 2004 for any other products or services provided.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.


/s/Glenn Welstad       President              Glenn Welstad       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Brad E. Herr       Secretary               Brad E. Herr       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date



      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     Principal Executive
/s/ Glenn Welstad    Officer and Director     Glenn Welstad       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                Printed Name             Date


                     Principal Financial and
/s/ C. Eugene Olsen    Accounting Officer       C. Eugene Olsen   March 29, 2006
--------------------------------------------------------------------------------
Signature                   Title                 Printed Name          Date


/s/ John R. Coghlan    Director              John R. Coghlan      March 29, 2006
--------------------------------------------------------------------------------
Signature               Title                 Printed Name             Date


/s/ Dwight Enget       Director                Dwight Enget       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Tom Gilbert        Director                 Tom Gilbert       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Tom Hancock        Director                 Tom Hancock       March 29, 2006
------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Brad E. Herr       Director                Brad E. Herr       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date

/s/ Ronald L. Junck    Director               Ronald L. Junck     March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Kevin Semerad      Director                Kevin Semerad      March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Glenn Welstad      Director                Glenn Welstad      March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date


/s/ Todd Welstad       Director                Todd Welstad       March 29, 2006
--------------------------------------------------------------------------------
Signature                Title                 Printed Name             Date