Form 10QSB
period 2006-03-31
Command Center, Inc.
filed 2006-05-15
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
          For the transition period from _____________ to ___________.

                        Commission File Number: 333-60326

                              COMMAND CENTER, INC.
                              --------------------
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

The number of shares of common stock outstanding on May 12, 2006 was: 10,066,013

Transitional Small Business Disclosure Format.                    Yes |_| No |X|

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
  defined in Rule 12(b)-2 of the Exchange Act).                   Yes |_| No |X|

Indicate by check mark whether the  registrant is a shell company (as defined in
  Rule 12(b)-2 of the Exchange Act).                              Yes |_| No |X|

Command Center, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------

                                   FORM 10-QSB
PART I                                                                      Page

Item 1. Financial Statements (unaudited)
   Management Statement                                           10-QSB Page 3
   Balance Sheet at March 31, 2006                                10-QSB Page 4
   Statements of Operations for the three month periods
      ended March 31, 2006 and 2005                               10-QSB Page 5
   Statements of Cash Flows for the three month periods
      ended March 31, 2006 and 2005                               10-QSB Page 6
   Notes to Financial Statements                                  10-QSB Page 7

Item 2. Management's Discussion and Analysis or Plan of
        Operations                                                10-QSB Page 9

Item 3. Controls and Procedures                                   10-QSB Page 12

Part II

Item 6. Exhibits and Reports on Form 8-K                          10-QSB Page 12

Signatures                                                        10-QSB Page 13

Certifications                                                    10-QSB Page 14


                                  10-QSB Page 2

                                     PART I

Item 1.  Financial Statements.

                              MANAGEMENT STATEMENT

         The accompanying (unaudited) balance sheet of Command Center, Inc. as of March 31, 2006, and the related statements of operations, and cash flows for the three month periods ended March 31, 2006 and 2005, were prepared by Management of the Company.

       The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the "Company") as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.


Management
Command Center, Inc.
May 12, 2006


                                  10-QSB Page 3

Command Center, Inc.
--------------------------------------------------------------------------------
Balance Sheet (Unaudited)
================================================================================

                                                                               March 31, 2006
                                                                               --------------
Assets

CURRENT ASSETS:
     Cash and cash equivalents                                                 $      469,020
     Accounts receivable - affiliates                                                 433,873
     Accounts receivable - trade, net of allowance for bad debts of $37,000           325,121
     Prepaid expenses, deposits, and other                                            270,507
     Notes receivable                                                                 183,688
                                                                               --------------
            Total current assets                                                    1,682,209
                                                                               --------------

PROPERTY AND EQUIPMENT, NET                                                           474,257
                                                                               --------------

OTHER ASSETS:
     Notes receivable, non-current                                                     57,212
                                                                               --------------

                                                                               $    2,213,678
                                                                               ==============
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
     Accounts payable                                                                 611,594
     Accrued expenses                                                                 140,302
                                                                               --------------
         Total liabilities                                                            751,896
                                                                               --------------

STOCKHOLDERS' EQUITY:
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
         10,066,013 shares issued and outstanding                                      10,066
     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
         12,500 shares issued and outstanding                                             125
     Additional paid-in capital                                                     2,728,000
     Accumulated deficit                                                           (1,276,409)
                                                                               --------------
         Total stockholders' equity                                                 1,461,782
                                                                               --------------

                                                                               $    2,213,678
                                                                               ==============


See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                  10-QSB Page 4

Command Center, Inc.
--------------------------------------------------------------------------------
Statements of Operations (Unaudited)
================================================================================

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      2006             2005
                                                  ------------     ------------
REVENUE:
     Franchise fee revenues                       $    413,349
     Other income                                       14,676     $     11,588
                                                  ------------     ------------
                                                       428,025           11,588
COST OF SERVICES                                         6,547               --
                                                  ------------     ------------
GROSS PROFIT                                           421,478           11,588
                                                  ------------     ------------

OPERATING EXPENSES:
     Compensation and related taxes                    351,849
     Computer and software expense                     161,671
     Rent                                               82,019
     Business development                              138,514
     Professional expenses                              59,554
     Depreciation and amortization                      29,314
     Other expenses                                    298,358           18,349
                                                  ------------     ------------
                                                     1,121,279           18,349
                                                  ------------     ------------

LOSS FROM OPERATIONS                                  (699,801)          (6,761)

OTHER INCOME
     Interest and dividend income                       27,498               --
                                                  ------------     ------------

NET LOSS                                          $   (672,303)    $     (6,761)
                                                  ============     ============

BASIC LOSS PER SHARE                              $      (0.07)    $      (0.01)
                                                  ============     ============

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING          10,066,013          702,280
                                                  ============     ============



See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                  10-QSB Page 5

Command Center, Inc.
--------------------------------------------------------------------------------
Statements of Cash Flows (Unaudited)
================================================================================

                                                             Three Months Ended March 31,
                                                             -----------     -----------
Increase (Decrease) in Cash                                     2006            2005
                                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                $  (672,303)    $    (6,761)
     Adjustments to reconcile net loss to net cash
         used by operating activities:
            Depreciation and amortization                         29,314              --
            Amortization of note receivable discount               5,043              --
     Changes in assets and liabilities                                                --
            Accounts receivable - trade                           31,246              --
            Accounts receivable affiliates                       242,228              --
            Prepaid expenses and deposits                       (223,293)         (7,778)
            Accounts payable                                     124,393              --
            Accrued expenses                                      35,302             134
                                                             -----------     -----------
                Total adjustments                                244,233          (7,664)
                                                             -----------     -----------
                Net cash used by operating activities           (428,070)        (14,405)
                                                             -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                         (39,319)             --
     Payments on n ote receivable                                 37,565              --
     Purchase of investments                                          --        (500,000)
     Sale of investments                                         404,000
                                                             -----------     -----------
                Net cash used by investing activities            402,246        (505,000)
                                                             -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of preferred stock for cash                            125,000              --
                                                             -----------     -----------
                Net cash provided by financing activities        125,000              --
                                                             -----------     -----------

NET INCREASE (DECREASE) IN CASH                                   99,176        (519,405)
CASH, BEGINNING OF PERIOD                                        369,844       1,653,276
                                                             -----------     -----------
CASH, END OF PERIOD                                          $   469,020     $ 1,133,871
                                                             ===========     ===========


See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------


                                  10-QSB Page 6

       NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
--------------------------------------------------------------------------------

NOTE 1 -- BASIS OF PRESENTATION:
--------------------------------------------------------------------------------

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles and reflect all normal recurring adjustments which, in the opinion of Management of the Company, are necessary to a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. In 2005 we changed our business from that of a financing company to a franchisor of temporary labor businesses (see Part I, Item 2). Accordingly, comparable information presented for the period ended March 31, 2005 may not be relevant to our corrent business activities. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

NOTE 2 --STOCK BASED COMPENSATION:
--------------------------------------------------------------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123R"), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company will recognize compensation expense for all share-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not material.

NOTE 3 --EARNINGS PER SHARE:
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The dilutive effect of convertible Series A convertible preferred stock would be 25,000 shares of the Company's common stock. At March 31, 2006, the effect of the Company's outstanding preferred stock would have been anti-dilutive. Accordingly, only basic EPS is presented.


                                  10-QSB Page 7

       NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
--------------------------------------------------------------------------------


NOTE 4 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to pay Glenn Welstad, the CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. Included in the Company's accrued expenses at March 31, 2006, is $105,000 payable to Mr. Welstad in new store surcharge fees

Accounts receivable-trade. The Company's trade accounts receivable at March 31, 2006 are principally composed of amounts due from temporary staffing businesses that are owned or controlled by the Company's officers, directors, controlling shareholders, or their affiliates. The amounts relate to franchise royalties and other franchise service revenues due to Command Staffing and Harborview.

Accounts receivable-affiliates. The Company was also owed approximately $368,000 by Viken Management ("Viken"), and other entities owned or controlled by Glenn Welstad for advances to Viken to meet its working capital requirements.

Lease obligations.The Company has leased a building in Post Falls, Idaho to serve as its corporate headquarters. The building is owned by John Coghlan, a director and significant shareholder of the Company. The Company makes rental payments of $10,000 per month, triple net. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share shall be adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's common stock is traded. For the quarter ended March 31, 2006, the Company accrued $30,000 in rent expense and is obligated to pay that amount in cash or by delivery of 4,738 common shares. The Company has indicated that it intends to pay this rent amount in common stock. .

Concentrations. In the quarter ended March 31, 2006, substantially all of the Company's royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company's franchisees. The franchisees are owned in whole or in part by various officers and directors of the Company. As a result, the Company's business is concentrated among a small number of affiliated parties and is subject to business concentration risks.

NOTE 5 - SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

The Company has also agreed, subject to continuing due diligence and other conditions, to acquire the operations of up to sixty nine franchisees. The acquisition agreement provides that the Company will issue up to 13,198,152 shares of common stock in the acquisitions. The Company expects the store acquisitions to close early in the second quarter of 2006. Many of the franchisee operations are owned by related parties. The Company retains the right to decide not to complete the acquisition of stores that do not pass the due diligence review, and no assurances can be given that the temporary staffing stores will be acquired.

                                  10-QSB Page 8

Part I, Item 2. Management's Discussion and Analysis or Plan of Operations.

         Background.

         We  were  incorporated  on  October  11,  2000 as  Temporary  Financial
Services, Inc. ("TFS") under the laws of the State of Washington. We were originally organized to provide accounts receivable financing to temporary labor businesses. We commenced our lending activities in 2001 and continued providing accounts receivable financing to temporary labor businesses through 2004. In 2004, we reassessed our lending activities and elected to change our business focus. As a result, we considered other lending operations, provided financing to an affiliated financial services firm, and also began looking for other business opportunities.

         On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, LLC ("Command Staffing"), Harborview Software, Inc. ("Harborview"), and 45 companies (collectively, the "Operations Entities") that collectively own approximately 70 temporary staffing stores currently operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to that certain Asset Purchase Agreement, dated as of November 9, 2005, by and among TFS, Command Staffing, Harborview, and the Operations Entities (the "Purchase Agreement") are collectively referred to herein as the "Command Transaction."

         The Command Transaction is being completed in two phases. The acquisition of Command Staffing and Harborview was completed in Phase I of the Command Transaction on November 9, 2005. At that time, we amended our articles of incorporation to change our name from Temporary Financial Services, Inc. to Command Center, Inc. effective as of November 14, 2005. The acquisition of the Operations Entities is being completed in Phase II of the Command Transaction. Phase II of the Command Transaction will close on or about May 12, 2006.

         At completion of Phase II of the Command Transaction, we will own and operate 58 temporary staffing stores located in 20 states and the District of Columbia, consisting of 46 stores owned by the acquired Operations Entities and an additional 12 company owned stores opened since November 9, 2005. We are also acquiring certain intangible rights to eight additional stores in Minnesota and will, in the near term, have eight additional company owned stores in Minnesota.

         The Purchase Agreement provided for acquisition of up to 70 temporary staffing stores. The remaining 12 locations not being acquired in Phase II of the Command Transaction are still undergoing due diligence and audits of financial statements and will be targeted for future acquisition when the due diligence process is completed to our satisfaction.

         We plan to open a small number of new company owned stores in 2006 and we are pursuing additional expansion through acquisitions from unaffiliated operators. We intend to operate all of our temporary staffing stores as company owned and we do not anticipate in the near future that we will continue to offer opportunities to franchisees following completion of Phase II of the Command Transaction.


                                 10-QSB Page 9

         Additional information concerning the Command Transaction will be contained in a filing with the Securities and Exchange Commission on Form 8-K which is expected to be filed on or about May 15, 2006. The Form 8-K filing will include financial information on each group of entities acquired, and pro forma financial information for the combined companies.

         Other income, consisting of interest and dividend income, amunted to $27,498 for the quarter ended March 31, 2006, bringing the total net loss for the quarter to $572,303.

Results of Operations.

Three months ended March 31, 2006.

         Revenues. We generated $413,349 in franchise fee revenues income in the quarter ended March 31, 2006. As noted above, we were engaged in the finance business in 2005 and with the acquisition of Command Staffing and Harborview in November, 2005, our business focus changed to franchising. Franchise fee revenues were consistent with this new focus. We expect that franchise revenues will decrease significantly when the Phase II Closing occurs on or around May 12, 2006 and the majority of the franchisees are converted to company owned stores.

         We also generated $14,676 in other income in the quarter ended March 31, 2006. Other income consisted of $9,347 gross revenues from company owned temporary staffing stores that were opened during the quarter and $5,261 from other sources. Cost of sales on temporary staffing stores revenues amounted to $6,547 resulting in gross margins from store operations of $2,800. With the acquisition of the franchised locations, and expected growth in company owned stores opened in the first quarter of 2006, we expect future periods to show marked growth in temporary staffing store revenues and the associated cost of sales.

         Operating Expenses. We incurred total operating expenses of $1,121,279 in the quarter ended March 31, 2006. These expenses are consistent with our plan to acquire our franchisees and convert our business model from franchisor to temporary staffing store operator. During the quarter, we, and consolidated our operations at our new headquarters building in Post Falls, Idaho. Compensation and related taxes $351,849 were driven by our effort to staff up our accounts receivable, accounts payable, accounting, information technology, and human resources departments in anticipation of the change to temporary staffing store operator. Computer and software expenses of $161,671 were driven by the new personnel and their needs for office workstations and equipment. Rent of $82,019 resulted from the addition of the Post Falls, Idaho headquarters building and the carryover rent on the Company's facility in Phoenix, Arizona. The Phoenix office rent will end in July, 2006. We also incurred business development expenses of $138,514 for new company owned temporary staffing stores opened during the first quarter. Professional expenses of $59,554 were driven by the accounting and legal services required to document the Command Transaction. In total, general and administrative expenses amounted to $1,121,279.

         Loss from Operations. We incurred a loss from operations of $699,801 for the quarter ended March 31, 2006. As noted above, the rapid growth in general and administrative expenses was driven by the anticipated change in business focus from franchisor to store operator. The cost structure for the franchise operations under normal circumstances would be much lower than the cost structure for a scaled up temporary staffing store operator. Since revenues were largely limited to franchise fees for the period, and expenses were focused on preparing for store operations, the loss was an expected result. When we convert from franchisor to store operator, we expect to have additional gross margin dollars available due to the size of the store operations and our losses will narrow. We do expect that our losses from operations will continue for some time while we assimilate the temporary staffing stores into the corporate infrastructure and while we impose strict operational controls on our newly acquired stores.


                                 10-QSB Page 10

Three Months Ended March 31, 2005

            In the three months ended March 31, 2005 the Company was a financial services business. Consequently, the results of operations for the three months ended March 31, 2005 are not comparable to the results of operations for the three months ended March 31, 2006.

         Revenues. In the three months ended March 31, 2005, the company generated $11,588 in interest income from investing cash assets in liquid interest-bearing accounts. In January, 2005, the Company purchased $505,000 in debentures receivable from Genesis Holdings, Inc., a company controlled by an affiliate, Genesis Financial, Inc. The debentures bear interest at 8% per annum and may be converted back into cash on short notice. Available cash assets will be invested in interest-bearing accounts pending application to a reverse acquisition or other business transaction. As a result, interest income in future periods is expected to increase over the amount earned in the first quarter of 2005.

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

Liquidity and Capital Resources

         At March 31, 2006, we had $469,020 in cash and approximately $1,050,000 in working capital. This amount is not sufficient to fund continuing operations with the acquisition of company owned stores and expected future operating levels. As a result, the Company will require additional funding sources in the near term. The Company has initiated a private placement of 40,000 shares of Series A Preferred Stock to raise up to $4,000,000 for additional operating capital. As of May 12, 2006, $660,000 has been subscribed in the private placement.

         Once we close Phase II of the Command Transaction, our capital requirements will further increase with the need to fund payments to temporary staffing workers and carry such payments until the customers can be invoiced and payments received. We anticipate that we will meet the accounts receivable funding requirement through accounts receivable financing from one or more lenders.


                                 10-QSB Page 11

         No assurances can be given at this time that adequate funding sources will be available as needed or that the terms of any funding arrangements will be acceptable to the Company. To the extent that funding sources are not available to meet our needs, we may be forced to scale back operations.

Item 3. Controls and Procedures.

         An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of March 31, 2006, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

         There has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected or is likely to materially affect our internal controls over financial reporting.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.


                                 10-QSB Page 12

SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad                President and CEO                       Glenn Welstad                  May 12, 2006
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/C. Eugene Olsen          CFO, Principal Financial Officer           C. Eugene Olsen                 May 12, 2006
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                                 10-QSB Page 13