Form 10QSB
period 2006-06-30
Command Center, Inc.
filed 2006-08-17
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

          For the transition period from _____________ to ___________.

                        Commission File Number: 333-60326

                              COMMAND CENTER, INC.
        (Exact name of small business issuer as specified in its charter)

                   Washington                                                                 91-2079472
---------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                 (IRS Employer Identification Number)

                 3773 West Fifth Avenue, Post Falls, Idaho 83854
---------------------------------------------------------------------------------------------------------------------------
                    (Address of principal executive offices)

---------------------------------------------------------------------------------------------------------------------------
                                 (208) 773-7450
                           (Issuer's telephone number)

                                      N.A.
---------------------------------------------------------------------------------------------------------------------------
                    (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all documents and reports required to be filed by Section 13, or 15(d) of the Securities Exchange
Act of 1934 during the preceding twelve months (or for such shorter period as the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                                                                                                  Yes |X|       No |_|

The number of shares of common stock outstanding on August 11, 2006 was:                                    22,963,476

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


                                 10-QSB Page 1

Command Center, Inc.
--------------------------------------------------------------------------------

Contents
--------------------------------------------------------------------------------

                                   FORM 10-QSB

PART I  FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
Item 1. Financial Statements (unaudited)
   Management Statement                                                    10-QSB Page 3
   Balance Sheets at June 30, 2006 and December 31, 2005                   10-QSB Page 4
   Statements of Operations for the three and six month periods
      ended June 30, 2006 and 2005                                         10-QSB Page 5
   Statements of Cash Flows for the six month periods
      ended June 30, 2006 and 2005                                         10-QSB Page 6
   Notes to Financial Statements                                           10-QSB Page 7

Item 2. Management's Discussion and Analysis of Financial Condition
            And Results of Operations                                      10-QSB Page 15

Item 3. Controls and Procedures                                            10-QSB Page 18

Part II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                   10-QSB Page 18

Signatures                                                                 10-QSB Page 19

Certifications                                                             10-QSB Page 20


                                 10-QSB Page 2

                                     PART I

Item 1.  Financial Statements.

                              MANAGEMENT STATEMENT

         The accompanying balance sheets of Command Center, Inc. as of June 30, 2006 and December 31, 2005, (unaudited) the related statements of operations for the three and six month periods ended June 30, 2006, and the related statements of cash flows for the six month periods ended June 30, 2006 and 2005 were prepared by Management of the Company.

       The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the "Company") as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 15, 2006


                                 10-QSB Page 3

Command Center, Inc.
--------------------------------------------------------------------------------
Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

Assets                                                                         June 30, 2006   December 31, 2005
                                                                               -------------   -----------------
CURRENT ASSETS:
          Cash and cash equivalents                                            $         --    $    369,844
          Accounts receivable - affiliates                                               --         676,101
          Acquisition accounts receivable - affiliates                              526,913              --
          Accounts receivable - trade, net of allowance for
                           bad debts of $1,055,696 and $37,000, respectively      9,031,693         356,367
          Notes receivable                                                          183,688         191,847
          Prepaid expenses, deposits, and other                                     417,989          47,214
          Investment in securities                                                       --         404,000
                                                                               ------------    ------------
                                                Total current assets             10,160,283       2,045,373
                                                                               ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                       1,089,248         464,253
                                                                               ------------    ------------

OTHER ASSETS:
          Goodwill                                                               31,260,214              --
          Notes receivable, non-current                                                  --          91,660
                                                                               ------------    ------------
                                                Total other assets               31,260,214          91,660
                                                                               ------------    ------------

                                                                               $ 42,509,745    $  2,601,286
                                                                               ============    ============
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
          Accounts payable - trade                                                  838,787         135,676
          Checks issued and outstanding                                             379,609              --
          Acquisition accounts payable - affiliates                                 649,310         351,525
          Accrued payroll, benefits and taxes                                       784,145              --
          Receivable factoring payable                                            5,684,862              --
          Advances payable                                                        1,200,440
          Accrued new store surcharge fees - affiliate                              105,000         105,000
                                                                               ------------    ------------
                           Total liabilities                                      9,642,153         592,201
                                                                               ------------    ------------

STOCKHOLDERS' EQUITY:
          Preferred stock - 5,000,000 shares, $0.001 par value,
                           authorized; 4,700 shares issued and outstanding                5              --
          Common stock - 100,000,000 shares, $0.001 par value,
                           authorized; 22,963,476 and 10,066,013 shares
                           issued and outstanding, respectivley                      22,963          10,066
          Additional paid-in capital                                             35,303,881       2,603,125
          Accumulated deficit                                                    (2,459,257)       (604,106)
                                                                               ------------    ------------
                           Total stockholders' equity                            32,867,592       2,009,085
                                                                               ------------    ------------

                                                                               $ 42,509,745    $  2,601,286
                                                                               ============    ============

See accompanying notes to unaudited financial statements.


                                 10-QSB Page 4

Command Center, Inc.
--------------------------------------------------------------------------------
Statements of Operations (Unaudited)
--------------------------------------------------------------------------------


                                        Three Months Ended June 30,      Six Months Ended June 30,
                                        ----------------------------    ----------------------------
                                            2006            2005            2006            2005
                                        ------------    ------------    ------------    ------------
REVENUE:
         Staffing services revenue      $ 17,677,630    $         --    $ 17,677,630    $         --
         Franchise fee revenues              122,396              --         535,745              --
         Other income                             --          16,909          14,676          28,497
                                        ------------    ------------    ------------    ------------
                       Total revenue      17,800,026          16,909      18,228,051          28,497

COST OF STAFFING SERVICES                 13,277,572              --      13,284,119              --
                                        ------------    ------------    ------------    ------------

GROSS PROFIT                               4,522,454          16,909       4,943,932          28,497

OPERATING EXPENSES:                        5,713,135          18,589       6,834,414          36,938
                                        ------------    ------------    ------------    ------------

LOSS FROM OPERATIONS                      (1,190,681)         (1,680)     (1,890,482)         (8,441)

OTHER INCOME
         Interest and dividend income          7,834              --          35,332              --
                                        ------------    ------------    ------------    ------------

NET LOSS                                $ (1,182,847)   $     (1,680)   $ (1,855,150)   $     (8,441)
                                        ============    ============    ============    ============

BASIC LOSS PER SHARE                    $      (0.09)   $        nil    $      (0.11)   $      (0.01)
                                        ============    ============    ============    ============

WEIGHTED AVERAGE COMMON
         SHARES OUTSTANDING               13,233,751         702,280      16,366,678         702,280
                                        ============    ============    ============    ============

  See accompanying notes to unaudited financial statements.


                                 10-QSB Page 5

Command Center, Inc.
--------------------------------------------------------------------------------
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Six Months Ended June 30,
                                                                                  ----------------------------
Increase (Decrease) in Cash                                                           2006            2005
                                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                                                   $ (1,855,150)   $     (8,441)
       Adjustments to reconcile net loss to net cash
            used by operating activities:
                 Depreciation and amortization                                          58,032              --
                 Amortization of note receivable discount                                9,948              --
       Changes in assets and liabilities
                 Accounts receivable - affiliates                                      448,735              --
                 Acquisition accounts receivable - affiliates                         (526,913)
                 Accounts receivable - trade, net                                   (2,482,125)        (10,000)
                 Prepaid expenses                                                     (370,775)             --
                 Accounts payable - trade                                              703,110             241
                 Acquisition accounts payable - affiliates                            (351,526)
                 Accrued expenses                                                      784,146              --
                                                                                  ------------    ------------
                     Total adjustments                                              (1,727,368)         (9,759)
                                                                                  ------------    ------------
                     Net cash used by operating activities                          (3,582,518)        (18,200)
                                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                             (65,626)             --
       Payments on note receivable                                                      75,654              --
       Purchase of real estate receivable contracts, net                                    --        (527,086)
       Purchase of investments                                                              --        (505,000)
       Sale of investments                                                             404,000              --
                                                                                  ------------    ------------
                     Net cash used by investing activities                             414,028      (1,032,086)
                                                                                  ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Financing from factoring accounts receivable                                    748,597              --
       Checks issued and outstanding                                                   379,609              --
       Advances payable                                                              1,200,440              --
       Sale of preferred stock for cash                                                470,000              --
                                                                                  ------------    ------------
                     Net cash provided by financing activities                       2,798,646              --
                                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH                                                       (369,844)     (1,050,286)
CASH, BEGINNING OF PERIOD                                                              369,844       1,653,276
                                                                                  ------------    ------------
CASH, END OF PERIOD                                                               $         --    $    602,990
                                                                                  ============    ============

--------------------------------------------------------------------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES

       Common stock issued for acquisition of:
            Accounts receivable, net                                              $  6,193,202    $         --
            Property, plant and equipment                                              603,184              --
            Financing liability assumed                                             (4,936,266)             --
            Due to affiliates                                                         (876,675)
            Goodwill                                                                31,260,214              --
                                                                                  ------------    ------------
                 Total                                                            $ 32,243,659    $         --
                                                                                  ============    ============

See accompanying notes to unaudited financial statements.


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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. In 2005 we changed our business from that of a financing company to a franchisor of temporary labor businesses (See Part I, Item 2). In May, 2006, we changed our business from a franchisor of temporary labor businesses to operators of temporary labor businesses. Accordingly, comparable information presented for the period ended June 30, 2005 is not relevant to our current business activities. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

Commencing with the acquisition of the operating assets of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores on May 12, 2006, the Company has elected to report its financial results of operations on a 52/53 week fiscal year ending on the last Friday in December. Our 2006 fiscal year will end on December 29, 2006. Prior to May 12, 2006, we reported our financial results on a calendar year basis with our year ending on December 31 of each year. The change to a 52/53 week fiscal year did not affect the comparability of results between the three and six month periods ended June 30, 2006. The acquisition of temporary staffing stores on May 12, 2006 and the conversion of the business from the finance industry to the temporary labor industry on November 9, 2005, affect the comparability of our financial results for the three and six months ended June 30, 2006 versus the same periods in 2005.

NOTE 2 --AQUISITIONS:
--------------------------------------------------------------------------------

In the quarter ended June 30, 2006, the Company acquired the operating assets of a number of temporary staffing stores located throughout the United States. These store acquisitions were undertaken pursuant to an Asset Purchase Agreement dated November 9, 2005 (the "APA") between the Company, Command Staffing, LLC (Command Staffing), Harborview Software, Inc. (Harborview), and 45 companies (collectively the "Operations Entities") collectively owning approximately 70 temporary staffing stores. The transactions contemplated by the Asset Purchase Agreement are collectively referred to as the "Command Transaction." The Command Transaction was undertaken in two phases. Phase I involved the acquisition of Command Staffing and Harborview and was completed on November 9, 2005. The shareholders of Command Staffing and Harborview after the Phase I Closing controlled the Company following the acquisition and this Phase was accounted for as a recapitalization.


                                 10-QSB Page 7

On May 12, 2006 we acquired the operating assets and certain liabilities of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores from 35 operations entities. On June 30, 2006, we acquired the operating assets and certain liabilities of an additional 9 temporary staffing stores from 4 operations entities. The acquisitions were in exchange for an aggregate of 12,897,463 shares of restricted common stock. These acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of the acquired entity based on their estimated fair values as of the completion of the transaction. To the extent that the consideration given exceeded the fair value of the assets acquired, the difference was recorded as goodwill. As of the Closing dates of the acquisitions, management estimated that the fair value of the restricted stock given in the purchases at $2.50 per share. After deducting the fair value of the tangible and intangible assets acquired, management has estimated that the goodwill in the acquisitions amounted to $31,260,214. The acquisitions were principally between and among related parties with pre-existing relationships (see Note 6).

As a result of the acquisitions and the opening of 17 temporary staffing stores as company owned, the Company now operates 74 temporary staffing stores located in 21 states.

NOTE 3 --STOCK BASED COMPENSATION:
--------------------------------------------------------------------------------

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("SFAS 123R"), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company will recognize compensation expense for all share-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R does not affect the Company.

NOTE 4 --EARNINGS PER SHARE:
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The Company has 4,700 shares of issued and outstanding Series A Preferred Stock that is convertible into common stock at an equivalent common stock price of $5.00 per share. If all of the Series A Preferred Shares were converted into common stock, the conversion would result in issuance of 94,000 shares of the Company's common stock. At June 30, 2006, the effect of the Company's outstanding preferred stock would have been anti-dilutive. Accordingly, only basic EPS is presented.


                                 10-QSB Page 8

NOTE 5 - FINANCING ARRANGEMENTS:
--------------------------------------------------------------------------------

On May 12, 2006, the Company entered into an agreement with its principal lender for the factoring of eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement also includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company's accounts receivable balance, and where a customer's aggregate past due accounts exceed 50% of that customer's aggregate balance due. The lender will advance 85% of the invoiced amount. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus three percent (prime +3%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section, and the rate is adjusted to the rate applicable on the last day of each month. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $2,000,000. The maximum credit facility is $7,000,000.

NOTE 6 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to assume an obligation of Command Staffing pay Glenn Welstad, the CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. Included in the Company's accounts at June 30, 2006 is $105,000 payable to Mr. Welstad in new store surcharge fees.

In connection with the acquisitions of franchised temporary staffing stores, groups of operating entities were acquired. The groups of operating entities listed in the tables below were categorized by common ownership and control. A table (the "Purchase Accounting Table") setting forth the purchase accounting details of the assets acquired, liabilities assumed, the working capital due to or due from, goodwill and the shares issued by group is included.

In addition to the working capital due to or due from for each group, during the acquisition process, the Company settled certain pre-existing due to and due from obligations with various related parties who had advanced funds and services during the acquisition phase to maintain smooth operations at the store level. During the quarter ended June 30, 2006, the Company analyzed the balances due to and due from the related parties and offset the asset and liability accounts to net out to a net balance owed from or to each related party. In the analysis, the working capital due to or due from balances were included from the purchase accounting in order to settle all accounts with each party having a preexisting relationship with the Company. The net balances due from or due to each group of operations entities is described in the Summary Acquisition Accounts Receivable/Payable Table, below.


                                 10-QSB Page 9

                            Purchase Accounting Table
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
                                    Enget      Central       Rocky       Labor                  Unrelated
                        Viken       Group       Texas      Mountain      Force      Everyday     Entities     Totals
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Accounts
receivable, net       $3,554,938   $ 722,140     $  1,667   $  30,349   $ 358,180   $1,195,875   $ 330,053  $6,193,202
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Property, plant
and equipment            309,029     131,678       15,417      10,627     108,433       18,000      10,000     603,184
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Financing
liability assumed    (2,194,027)   (988,788)    (129,002)   (182,420)   (361,498)    (717,255)   (363,276) (4,936,266)
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Working  capital due
to/(due from)          (749,613)   (283,099)      (7,593)    (10,306)     422,818    (253,620)       4,738   (876,675)
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Net assets
(liabilities)            920,327   (418,069)    (119,511)   (151,750)     527,933      243,000    (18,485)     983,445
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Stock  consideration
paid                  11,037,102   5,549,628      668,138     985,625   8,694,065    3,648,603   1,660,498  32,243,659
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Goodwill             $10,116,775 $ 5,967,697     $787,649 $ 1,137,375 $ 8,166,132   $3,405,603  $1,678,983 $31,260,214
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------

              Summary Acquisition Accounts Receivable/Payable Table
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
                                    Enget      Central       Rocky       Labor                    Other
                        Viken       Group       Texas      Mountain      Force      Everyday   Entities(1)   Totals
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Working Capital
 due from (due to)    $(749,613)  $(283,099)   $  (7,593)  $ (10,306)   $ 422,818   $(253,620)   $   4,738  $(876,675)
 balances
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Acquisition due
 from (due to)           869,074       7,110     (24,858)    (50,000)    (99,672)       38,865      13,759     754,278
 balances
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Acquisition
accounts receivable    $ 119,461                                        $ 323,146                $  84,306   $ 526,913
- affiliates
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------
Acquisition
accounts  payable  -              $(275,989)   $ (32,451)  $ (60,306)               $(214,755)  $ (65,809)  $(649,310)
affiliates
-------------------- ----------- ----------- ------------ ----------- ----------- ------------ ----------- -----------

(1) Amounts in the other entities column include entities that owed the company and entities that the Company owed. These amounts were separated into the constituent "Acquisition accounts receivable - affiliates" and "Acquisition accounts payable - affiliates" to properly reflect the balances recorded on the June 30, 2006 Balance Sheet.

The shares issued in each acquisition were restricted securities and valued at $2.50 per share, which management determined to be the fair value of the shares as of the dates of the acquisitions. Assets were valued at fair value and liabilities were recorded at the amounts due. The Asset Purchase Agreement required that each store acquired provide net working capital of $25,000. In some instances, the net working capital requirement resulted in a balance due to the Company from the acquired entity, and in some instances a balance due to the acquired entity from the Company. These amounts are reflected in the above table as working capital due from (due to) balances.

Viken Management, Inc. ("Viken"). On May 12, 2006, the Company acquired the operating assets of 22 temporary staffing stores from entities managed and operated by Viken in exchange for 4,414,841 shares of common stock. The Viken managed operations entities were controlled by Glenn Welstad. Mr. Welstad is president and a director of the Company.

At June 30, 2005, Viken owed the Company $119,460 in acquisition related amounts. These items consist of the working capital due to or due from balance from the purchase accounting and funds and in-kind amounts advanced from the Company to Viken during the acquisition process that exceeded the consideration called for under the Asset Purchase Agreement. The net amount is classified as acquisition accounts receivable - affiliates.


                                 10-QSB Page 10

Central Texas Staffing Ltd. ("Central Texas"). On May 12, 2006, the Company acquired one temporary staffing store from Central Texas in exchange for 267,255 shares of common stock. Central Texas was controlled by Nelson Cardwell. Mr. Cardwell became a shareholder and employee of the Company following the acquisition.

At June 30, 2005, the Company owed Central Texas $32,451 in acquisition related amounts. These items consist of the working capital due to or due from balance from the purchase accounting and funds and in-kind amounts advanced by Central Texas during the acquisition process that exceeded amounts required under the Asset Purchase Agreement. The net amount is classified as acquisition accounts payable - affiliates.

The Enget Command Center Group ("Enget Group"). On May 12, 2006, the Company acquired 10 temporary staffing stores from the Enget Group in exchange for 2,219,851 shares of common stock. The Enget Group operations entities were controlled by Dwight Enget. Mr. Enget is an employee and director of the Company.

At June 30, 2005, the Company owed the Enget Group $275,989 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Rocky Mountain Temporary Services, Inc. ("Rocky Mountain"). On May 12, 2006, the Company acquired 2 temporary staffing stores from Rocky Mountain in exchange for 394,250 shares of common stock. The Rocky Mountain operations entities were controlled by Thomas Gilbert. Mr. Gilbert is Chief Operations Officer and a director of the Company.

At June 30, 2005, the Company owed Rocky Mountain $60,306 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Labor Force of Minnesota, Inc. ("Labor Force"). On May 12, 2006, the Company acquired 8 temporary staffing stores from Labor Force in exchange for 1,707,226 shares of common stock. In addition, the Company acquired the franchise rights and other intangibles of eight additional temporary staffing stores located in Minnesota in exchange for 1,770,400 shares of common stock. The Labor Force operations entities were controlled by Myron Thompson and Kevin Semerad. Mr. Thompson a significant shareholder of the Company and Mr. Semerad is an employee and director of the Company.

At June 30, 2005, Labor Force owed the Company $323,147 in acquisition related amounts. The net amount is classified as acquisition accounts receivable - affiliates.

Everyday Staffing ("Everyday"). At the close of business on June 30, 2006, the Company acquired nine temporary staffing stores from Everyday in exchange for 1,459,411 shares of common stock. The Everyday operations entities were controlled by Glenn Welstad, Dwight Enget, and Michael Moothart. Mr. Welstad and Mr. Enget are employees and directors of the Company. Mr. Moothart is an employee and shareholder of the Company following the acquisition. No operations on these stores are reflected in the current quarter because the acquisition occurred after the close of business on the last day of the quarter. The results of operations of the Everyday stores will be included in future periods.


                                 10-QSB Page 11

At June 30, 2005, the Company owed Everyday $214,735 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Other Entities. The "Other Entities" column in the above tables includes five additional stores not included in the other listed groups listed and other miscellaneous balances that arose during the acquisition process.

Lease obligations. The Company has leased a building in Post Falls, Idaho to serve as its corporate headquarters. The building is owned by John Coghlan, a director and significant shareholder of the Company. The Company makes rental payments of $10,000 per month, triple net. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share is adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's common stock is traded. For the quarter ended June 30, 2006, the Company had accrued $30,000 in rent expense due to Mr. Coghlan. This amount was paid through issuance of 6,456 shares of restricted common stock in July, 2006.

Concentrations. In the quarter ended June 30, 2006, substantially all of the Company's royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company's franchisees. The franchisees were owned in whole or in part by various officers and directors of the Company. As a result, the Company's franchise business was concentrated among a small number of affiliated parties and was subject to business concentration risks. On May 12, 2006, the Company acquired a substantial majority of the franchisees' operations, and on June 30, 2006, acquired the remaining franchisee operations. In future periods, the Company does not expect to generate any revenues from royalty income. Instead, future revenues will be derived from temporary staffing store operations and franchisee concentration risk will be substantially eliminated.


                                 10-QSB Page 12

NOTE 7 - PRO FORMA FINANCIAL INFORMATION:
--------------------------------------------------------------------------------

The following summary, prepared on a pro forma basis, combines the consolidated results of operations of the Company with those of the acquired businesses for the six months ended June 30, 2006 and June 30, 2005, as if the acquisitions took place on January 1, 2005. The pro forma results of operations include the impact of certain adjustments, including elimination of inter company balances for franchise fees. Pro forma weighted average shares outstanding were calculated as if the shares issued in the acquisition were issued and outstanding as of January 1, 2005, and include the effect of conversion of all shares of Series A Preferred Stock that were issued in the quarter ended June 30, 2006.

-------------------------------------------- ------------------------------------ ------------------------------------
                                                           Revenues                        Net Income (Loss)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
             Entity Description                   2006               2005               2006              2005
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Viken                                             $ 18,578,104        $13,892,555         $1,594,381       (1,262,223)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Labor Force                                         11,171,430         12,033,285          (221,044)         (152,155)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Enget Group                                          6,899,424          7,161,584            239,290         (594,078)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Rocky Mountain                                         520,201            866,567           (56,876)          (31,403)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Central Texas                                        1,160,397          1,003,676            140,660             5,432
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Everyday                                             5,160,341          4,386,667          (259,703)            47,394
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Command Center, Inc.                                 3,079,121            949,859            454,528         (168,461)
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Adjustments and eliminations                         (535,745)          (915,202)                - -           169,983
-------------------------------------------- ----------------- ------------------ ------------------ -----------------
Combined operations                                $46,033,273        $39,378,991         $1,891,236      $(1,985,511)
--------------------------------------------------------------------------------- ------------------ -----------------
Earnings per share                                                                             $0.08           $(0.09)
--------------------------------------------------------------------------------- ------------------ -----------------
Pro forma weighted average shares outstanding                                             23,010,992        22,963,476
--------------------------------------------------------------------------------- ------------------ -----------------

NOTE 8 - SEGMENT REPORTING:
--------------------------------------------------------------------------------

During the six months ended June 30, 2006, the Company operated a franchise business and operated and acquired a number of temporary staffing stores. Financial information on each segment is summarized below. On June 30, 2006, the Company completed acquisition of the remaining franchised temporary staffing stores and is no longer operating as a franchisor. The Company expects that new stores will be operated as company owned, although the Company will continue to evaluate qualified franchisees on a case by case basis as opportunities are presented.

                                 Franchise        Store
                                  Business      Operations       Combined
                                  --------      ----------       --------

Revenue                         $    535,745   $ 17,692,306    $ 18,228,051
Cost of sales                             --     13,284,119      13,284,119
                                ------------   ------------    ------------
Gross profit                         535,745      4,408,187       4,943,932
Operating expenses                   205,032      6,629,382       6,834,414
                                ------------   ------------    ------------
Income (Loss) from operations   $    330,713   $ (2,221,195)     (1,890,482)
Other income                              --         35,332          35,332
                                ------------   ------------    ------------
Net income (loss)               $    330,713   $ (2,185,863)   $  1,855,150
                                ============   ============    ============

Net assets of $32,243,659 were added during the six months ended June 30, 2006 in connection with the acquisition of temporary staffing stores (See Note 2).


                                 10-QSB Page 13

NOTE 9 - SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

On July 5, 2006, the Company commenced a private offering of 2,000,000 shares of common stock at $3.00 per share. As part of this offering, the Company also offered the holders of Series A Preferred Stock an opportunity to exchange their Series A shares for Common Stock at an exchange ratio equivalent to $3.00 per common share. The Company anticipates that all of the Series A Preferred Shares will exchange their shares for common stock under this program and that all Series A Preferred Stock will be retired in the third quarter of 2006.


                                 10-QSB Page 14

                                  FORM 10-QSB

Part I, Item 2. Management's Discussion and Analysis or Plan of Operations.

The Company

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

         On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, LLC ("Command Staffing"), Harborview Software, Inc. ("Harborview"), and 45 companies (collectively, the "Operations Entities") that collectively owned approximately 70 temporary staffing stores then operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to that certain Asset Purchase Agreement, dated as of November 9, 2005, by and among TFS, Command Staffing, Harborview, and the Operations Entities (the "Purchase Agreement") are collectively referred to herein as the "Command Transaction."

         The Command Transaction has now been completed. The acquisition of Command Staffing and Harborview was completed in Phase I of the Command Transaction on November 9, 2005. At that time, we amended our articles of incorporation to change our name from Temporary Financial Services, Inc. to Command Center, Inc. effective as of November 14, 2005. The acquisition of the Operations Entities was completed in two stages of Phase II of the Command Transaction with closings on May 12, 2006 and June 30, 2006.

         We now own and operate 74 temporary staffing stores located in 21 states. We acquired the operating assets of 48 stores and intangible rights to eight additional stores acquired from 35 Operations Entities on May 12, 2006. We acquired 9 additional stores from four Operations Entities on June 30, 2006, and we have opened 17 company owned stores (including eight stores opened after acquiring intangible rights from the prior franchisees) since November 9, 2005. We plan to open a small number of new company owned stores in 2006 and we are pursuing additional expansion through acquisitions from unaffiliated operators. We intend to operate our temporary staffing stores as company owned although we will evaluate franchising opportunities on a case by case basis should we be approached by a qualified franchisee.

         Our principal offices are located at 3773 West Fifth Avenue, Post Falls, Idaho, 83854 and our telephone number is (208) 773-7450. Our web site is located at www.commandonline.com. Information contained on our web site is not part of this Memorandum.


                                 10-QSB Page 15

Results of Operations.

Three and six months ended June 30, 2006 compared to 2005.

         Revenues. As described above, the Company acquired a number of temporary staffing stores in the three months ended June 30, 2006. For the three and six month periods ended June 30, 2006 revenues rose to $17,800,026 and $18,228,051, respectively, up from 2005 revenues of $16,909 and $28,497, respectively in the year earlier periods. In 2005, the Company was minimally involved in financing operations and was actively looking at other opportunities. In the first quarter of 2006, the Company operated as a franchisor of temporary staffing stores, and also operated a small number of company owned stores. In the second quarter of 2006, we acquired the operating assets and/or intangible rights to 65 temporary staffing stores and are now actively operating temporary staffing stores and generating revenue from the placement of temporary personnel with customers. The revenue models of the business from 2005 to 2006 and from the first quarter of 2006 to the second quarter of 2006 are substantially different and the results of operations are not comparable.

         The staffing services revenues for the second quarter are not indicative of the revenues the Company expects to generate in future periods. The Company acquired the operating assets of 48 stores and intangible rights to eight additional stores on May 12, 2006, nine additional stores on June 30, and we have opened 17 new company owned stores (including eight stores opened after acquiring intangible rights from the prior franchisees) since November 9, 2005. As of June 30, 2006, we are operating 74 temporary staffing stores located in 21 states.

         Revenues for the second quarter 2006 are consistent with expectations of management taking into account the acquisitions that occurred during the period. Now that the acquisitions have been completed, the Company will report aggregated results from all 74 stores in future periods. Management intends to focus on store operations and growth in future periods and anticipates that the rate of acquisitions will slow considerably.

         Cost of Staffing Services. In three and six month periods ended June 30, 2006, the company incurred staffing services costs of $13,277,572 and $13,284,119, respectively. The amounts represent 74.6% and 72.9% of revenues for the three and six month periods respectively, resulting gross profit of 25.4% and 24.8% respectively. With the completion of the acquisitions in the second quarter, management intends to focus on the operations side of the business and expects that cost of staffing services as a percentage of revenues will decrease in the coming periods. The Company is also focused on bringing in higher margin business which will also increase gross profit in future periods if successful.

         In the three and six month periods ended June 30, 2005, the Company was not yet involved in the operations of temporary staffing stores and did not incur any costs of staffing services.

         Operating Expenses. Operating expenses in the three and six month periods ending June 30, 2006 were $5,713,135 and $6,834,414, respectively. Acquisition of the operations and/or intangible rights of 65 temporary staffing stores in the second quarter required significant investment in personnel, facilities, and infrastructure. The Company entered into the agreement for acquisition of the temporary staffing stores on November 9, 2006 and since that date management has been focused on establishing the corporate administrative functions that would be needed when the store acquisitions were completed. The corporate infrastructure now in place is considered adequate for current operational levels. Management will continue to monitor operating expenses as a percentage of revenues with the continuing objective of profitable operations as a guiding principle.


                                 10-QSB Page 16

         Operating expenses in the three and six month periods ended June 30, 3005 were $18,589 and $36,938, respectively. These amounts do not reflect operations as either a franchisor or operator of temporary staffing stores and are not comparable to the current periods.

         Loss from Operations. The Company incurred losses from operations of $1,190,681 and $1,890,482 in the three and six month periods ended June 30, 2006. These losses are largely attributable to the Company's efforts to build corporate infrastructure in anticipation of acquisitions of a number of temporary staffing stores, and the expenses of acquisition, including professional and accounting fees. In future periods, management expects that operating expenses will normalize and operating margins will yield profitable results in the near term.

         Losses in the three and six months ended June 30, 2005 amounted to $1,680 and $8,441, respectively. 2005 operations are not comparable to current operations and the losses are not material.

Liquidity and Capital Resources

         At June 30, 2006, we had minimal cash and approximately $1,300,000 available for accounts receivable funding under the Company's primary credit facility. The temporary staffing business is capital intensive. Management must proactively manage cash flows, particularly in periods when seasonal business is peaking and accounts receivable balances are rising. Late summer and early fall are peak business periods and management expects that its available sources of financing will be fully utilized. This is likely to leave little cushion for unexpected occurrences.

         During the quarter ended June 30, 2006, the Company commenced an offering of Series A Preferred Stock and raised an aggregate of $470,000 from the Series A Preferred Offering prior to the end of the quarter. Several individuals also advanced funds to the Company in contemplation of an investment in the Series A Preferred offering, but as of the end of the quarter, had not committed to the investment. The uncommitted amounts received have been recorded as advances payable. If the individuals making the advances do not decide to invest in the Company, these amounts will have to be repaid

         In order to improve liquidity and reduce the risk of unexpected cash requirements, the Company is currently pursuing a private offering of 2,000,000 shares of common stock at $3.00 per share. The common stock offering is available to the individuals that advanced funds to the Company in the second quarter but did not commit to a particular form of investment, and is also being offered in exchange for the Series A Preferred Stock. The Company is also looking at several alternative funding sources for back-up financing availability. In the meantime, management will maintain a close watch on available resources and cash requirements. As the Company moves from periods of peak activity to slower periods in the late fall and winter, accounts receivable collections are expected to outpace the requirement for payments to temporary personnel and other operating expenses, and our cash position and liquidity is expected to improve.


                                 10-QSB Page 17

         In future periods, management intends to pursue other sources of liquidity to assure that growth prospects are not hampered by availability of funds.

         No assurances can be given at this time that adequate funding sources will be available as needed or that the terms of any funding arrangements will be acceptable to the Company. To the extent that funding sources are not available to meet our needs, we may be forced to scale back operations.

Item 3.           Controls and Procedures.

         An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2006, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

         There has been no change in our internal controls over financial reporting during the quarter ended June 30, 2006 that has materially affected or is likely to materially affect our internal controls over financial reporting.

                                     PART II

Item 6.  Exhibits and Reports on Form 8-K.

During the quarter ended June 30, 2006, the Company filed the following Current Reports on Form 8-K.

o Current report on Form 8-K dated April 5, 2006 reporting information under Items 3.02 (Unregistered Sales of Equity Securities) and Item
         3.03 (Material Modification to Rights of Security Holders). This Form 8-K described the private placement of up to 40,000 shares of Series A preferred stock.

o Current report on Form 8-K dated April 11, 2006 reporting information under Item 7.01 (Regulation FD Disclosure); Item 8.01 (Other Events); and Item 9.01 (Financial Statements and Exhibits). This Form 8-K described the assumption of management and financial control of 41 franchise locations.

o Current report on Form 8-K dated May 16, 2006 reporting information under Items 1.01 (Definitive Agreement), 2.01 (Acquisition of Assets),
         3.02 (Unregistered Sale of Equity Securities), 7.01 (Regulation FD Disclosure); and Item 9.01 (Financial Statements and Exhibits). This Form 8-K described the acquisitions of operating stores in the first stage of the Phase II Closing of the Command Transaction.

o Current report on Form 8-K dated July 1, 2006 reporting information under Items 1.01 (Definitive Agreement), 2.01 (Acquisition of Assets),
         3.02 (Unregistered Sale of Equity Securities), 7.01 (Regulation FD Disclosure); and Item 9.01 (Financial Statements and Exhibits). This Form 8-K described the acquisitions of operating stores in the second stage of the Phase II Closing of the Command Transaction.


                                 10-QSB Page 18

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad                President and CEO                       Glenn Welstad                 August 15, 2006
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/C. Eugene Olsen          CFO, Principal Financial Officer           C. Eugene Olsen                August 15, 2006
---------------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


                                 10-QSB Page 19