Form 10QSB
period 2006-09-29
Command Center, Inc.
filed 2006-11-20
CIK 1140102

10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


(Mark One)

|_| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 29, 2006

|X|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

                                 (208) 773-7450
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

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
                                                                  Yes |X| No |_|


The number of shares of common stock outstanding on November 14, 2006
     was:                                                             23,493,648

Transitional Small Business Disclosure Format.                    Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer
     (as defined in Rule 12(b)-2 of the Exchange Act).
                                                                  Yes |_| No |X|

Indicate by check mark whether the registrant is a shell company (as defined in
     Rule 12(b)-2 of the Exchange Act).                           Yes |_| No |X|


                                 10-QSB Page 1

Command Center, Inc. (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------


Contents
--------------------------------------------------------------------------------

                                   FORM 10-QSB
PART I  FINANCIAL INFORMATION

            Page
            ----

Item 1. Financial Statements (unaudited)
   Management Statement                                            10-QSB Page 3
   Balance Sheet at September 29, 2006                             10-QSB Page 4
   Statements of Operations for the thirty-nine week and
      thirteen week periods ended September 29, 2006 and
      the three and nine month periods ended
      September 30, 2005                                           10-QSB Page 5
   Statements of Cash Flows for the thirty-nine week
      period ended September 29, 2006 and the nine month
      period ended September 30, 2005                              10-QSB Page 6
   Notes to Financial Statements                                   10-QSB Page 7

Item 2. Management's Discussion and Analysis of
            Financial Condition And Results of Operations         10-QSB Page 15

Item 3. Controls and Procedures                                   10-QSB Page 18

Part II  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                          10-QSB Page 18

Signatures                                                        10-QSB Page 19

Certifications                                                    10-QSB Page 20


                                 10-QSB Page 2

                                     PART I

Item 1.  Financial Statements.

                              MANAGEMENT STATEMENT

      The accompanying balance sheet of Command Center, Inc. as of September 29, 2006 (unaudited) and the related statements of operations for the thirteen and thirty nine week periods ended September 29, 2006, and the three and nine month periods ended September 30, 2005, and the related statements of cash flows for the thirty-nine week period ended September 29, 2006 and the nine month period ended September 30, 2005 were prepared by Management of the Company.

      The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the "Company") as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
November 19, 2006


                                 10-QSB Page 3

Command Center, Inc. (formerly Command Staffing LLC)
--------------------------------------------------------------------------------
Balance Sheet (Unaudited)
--------------------------------------------------------------------------------

                                                                   September 29,
Assets                                                                  2006
                                                                   ------------
CURRENT ASSETS:
      Acquisition accounts receivable - affiliates                 $    552,683
      Accounts receivable - trade, net of allowance for
          bad debts of $1,402,719                                    10,989,725
      Notes receivable                                                  137,919
      Prepaid expenses, deposits, and other                             574,003
      Investment in securities                                               --
                                                                   ------------
          Total current assets                                       12,254,330
                                                                   ------------

PROPERTY AND EQUIPMENT, NET:                                          1,152,761
                                                                   ------------

GOODWILL:                                                            32,908,887
                                                                   ------------

                                                                   $ 46,315,978
                                                                   ============

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
      Accounts payable - trade                                        1,262,650
      Checks issued and outstanding                                     515,729
      Acquisition accounts payable - affiliates                         515,080
      Accrued payroll, benefits and taxes                             1,056,410
      Current portion of long term liabilities                            8,320
      Receivable factoring payable                                    5,962,946
      Advances payable                                                1,025,440
      Accrued new store surcharge fees - affiliate                      175,000
                                                                   ------------
          Total liabilities                                          10,521,575
                                                                   ------------

LONG TERM LIABILITIES:                                                   96,781
                                                                   ------------

STOCKHOLDERS' EQUITY:
      Preferred stock - 5,000,000 shares, $0.001 par value,
          authorized; no shares issued and outstanding                       --
      Common stock - 100,000,000 shares, $0.001 par value,
          authorized; 23,336,648 shares issued and outstanding           23,337
      Additional paid-in capital                                     36,910,341
      Accumulated deficit                                            (1,236,056)
                                                                   ------------
          Total stockholders' equity                                 35,697,622
                                                                   ------------

                                                                   $ 46,315,978
                                                                   ============

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 4

Command Center, Inc. (formerly Command Staffing LLC)
--------------------------------------------------------------------------------
Statements of Operations (Unaudited)
--------------------------------------------------------------------------------

                                         Thirteen        Three          Thirty-Nine        Nine
                                          Weeks          Months            Weeks          Months
                                          Ended          Ended             Ended           Ended
                                       September 29,   September 30,   September 30,    September 30,
                                       -------------   -------------   -------------    -------------
                                            2006            2005            2006            2005
                                       -------------   -------------   -------------    -------------
REVENUE:
        Staffing services revenue      $  27,822,681   $          --   $  45,500,310    $          --
        Franchise fee revenues                    --         521,247         535,745        1,320,203
        Other income                          15,667         336,723          30,343          336,723
                                       -------------   -------------   -------------    -------------
                       Total revenue      27,838,348         857,970      46,066,398        1,656,926

COST OF STAFFING SERVICES                 20,227,219              --      33,224,331               --
                                       -------------   -------------   -------------    -------------

GROSS PROFIT                               7,611,129         857,970      12,842,067        1,656,926

OPERATING EXPENSES:                        7,008,769         435,635      14,130,190        1,093,781
                                       -------------   -------------   -------------    -------------

INCOME (LOSS) FROM
        OPERATIONS                           602,360         422,335      (1,288,123)         563,145

OTHER INCOME
        Interest and dividend income           9,098              --          44,430               --
                                       -------------   -------------   -------------    -------------

NET INCOME (LOSS)                      $     611,458   $     422,335   $  (1,243,693)   $     563,145
                                       =============   =============   =============    =============

BASIC INCOME (LOSS) PER SHARE          $        0.03   $        0.11   $       (0.08)   $        0.15
                                       =============   =============   =============    =============

WEIGHTED AVERAGE COMMON
        SHARES OUTSTANDING                23,048,555       3,745,493      16,541,304        3,745,493
                                       =============   =============   =============    =============

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 5

Command Center, Inc. (formerly Command Staffing LLC)
--------------------------------------------------------------------------------
Statements of Cash Flows (Unaudited)
--------------------------------------------------------------------------------

                                                                           Thirty-Nine Weeks              Nine Months
                                                                          Ended September 30,         Ended September 30,
Increase (Decrease) in Cash                                                      2006                        2005
                                                                          -------------------     -----------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                  $        (1,243,693)    $               563,145
       Adjustments to reconcile net loss to net cash
           used by operating activities:
                Depreciation and amortization                                         123,280                      38,677
                Amortization of note receivable discount                               14,002                          --
                Stock issued for rent                                                  90,000                          --
       Changes in assets and liabilities
                Accounts receivable - affiliates                                      676,101                    (120,783)
                Acquisition accounts receivable - affiliates                         (552,683)                         --
                Accounts receivable - trade, net                                   (4,440,156)                     83,392
                Notes receivable                                                           --                    (353,214)
                Prepaid expenses                                                     (526,789)                         --
                Accounts payable - trade                                            1,126,974                      70,489
                Acquisition accounts payable - affiliates                            (713,120)                         --
                Accounts payable - affiliates                                              --                       8,750
                Accrued expenses                                                    1,126,410                          --
                                                                          -------------------     -----------------------
                    Total adjustments                                              (3,075,981)                   (272,689)
                                                                          -------------------     -----------------------
                    Net cash provided by (used in) operating activities            (4,319,674)                    290,456
                                                                          -------------------     -----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment                                           (208,604)                   (125,000)
       Advances to affiliates                                                              --                    (291,565)
       Collections on note receivable                                                 131,586                          --
       Sale of investments                                                            404,000                          --
                                                                          -------------------     -----------------------
                    Net cash provided by (used in) investing activities               326,982                    (416,565)
                                                                          -------------------     -----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Financing from factoring accounts receivable                                 1,026,679                          --
       Checks issued and outstanding                                                  515,729                          --
       Advances payable                                                             1,025,440                          --
       Sales of preferred stock                                                       470,000                          --
       Sales of common stock                                                          585,000                          --
       Proceeds from long-term debt - affiliates                                           --                      85,000
                                                                          -------------------     -----------------------
                    Net cash provided by financing activities                       3,622,848                      85,000
                                                                          -------------------     -----------------------

NET DECREASE IN CASH                                                                 (369,844)                    (41,109)
CASH, BEGINNING OF PERIOD                                                             369,844                      41,268
                                                                          -------------------     -----------------------
CASH, END OF PERIOD                                                       $                --     $                   159
                                                                          ===================     =======================

                                                                          -------------------     -----------------------
NON-CASH INVESTING AND FINANCING ACTIVITIES
       Common stock issued on conversion of preferred stock               $           470,000                          --
                                                                          ===================     =======================
       Common stock issued for acquisition of:
           Accounts receivable, net                                       $         6,193,202     $                    --
           Property, plant and equipment                                              603,184                          --
           Financing liability assumed                                             (4,936,266)                         --
           Due to affiliates                                                         (876,675)
           Goodwill                                                                31,365,315                          --
                                                                          -------------------     -----------------------
                Total                                                     $        32,348,760     $                    --
                                                                          ===================     =======================

See accompanying notes to unaudited financial statements.
--------------------------------------------------------------------------------

                                 10-QSB Page 6

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------
NOTE 1 -- BASIS OF PRESENTATION:
--------------------------------------------------------------------------------

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2005, and the notes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission. In 2005 we changed our business from that of a financing company to a franchisor of temporary labor businesses (See Part I, Item 2). In May, 2006, we changed our business from a franchisor of temporary labor businesses to operator of temporary labor businesses. Accordingly, information presented for the period ended September 30, 2005 is not relevant to our current business activities. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

Restatements

In the Company's Form 10-KSB for the year ended December 31, 2005, the Company presented comparative statements of operations and cash flows for 2004 reflecting operations of the predecessor public company Temporary Financial Services, Inc. ("TFS"). In addition, the statement of operations and cash flows for 2005 included a full year of operations of TFS combined with the operations of the acquired companies, Command Staffing LLC ("Command Staffing") and Harborview Software, Inc. ("Harborview") from November 9, 2005 through December 31, 2005. November 9, 2005 was the date on which the acquisitions of Command Staffing and Harborview were closed. In the third quarter of 2005 management consulted with its independent auditor and the Securities and Exchange Commission's Office of Chief Accountant (OCA), and determined that Command Staffing should have been disclosed as the accounting acquirer, and its historic
(2004) financial statements presented instead of TFS. Since Command Staffing is determined the accounting acquirer, the combined statements of operations and cash flows of Command Staffing for the year ended December 31, 2005 along with TFS and Harborview from November 9, 2005 through December 31, 2005, should have been presented. The OCA advised us that the acquisition of the portion of Harborview not owned by Glenn Welstad, the President of Command Center, Inc., must be "stepped up" using the purchase accounting method as of November 9, 2005, the date of acquisition. This adjustment results in an increase to goodwill and paid-in-capital of $1,543,572. We plan to restate our financial statements in our previously filed Form 10KSB for the year ended December 31, 2005 and in the Forms 10-QSB for the periods ended March 31, 2006 and June 30, 2006. The affect of the restatement on the Company's total assets at December 31, 2005 and statements operations for the years ended December 31, 2005 and 2004, is expected to be as follows:

                                 10-QSB Page 7

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------

--------------------------------------- -------------------   ---------------
                                          As originally
                                             stated             As restated
--------------------------------------- -------------------   ---------------
Total assets at December 31, 2005         $ 2,601,286         $ 4,144,858

--------------------------------------- -------------------   ---------------
Net Income (loss) for the year ended
December 31, 2005                         $  (200,122)        $   354,758

--------------------------------------- -------------------   ---------------
Net Income (loss) for the year ended
December 31, 2004                         $   123,867 (TFS)   $   (137,663) (CS)

--------------------------------------- -------------------   ---------------

The restatements have no affect on the presentation included in these financial statements as of September 29, 2006 and for the thirteen and thirty-nine week periods ended September 29, 2006 and as of September 30, 2005 and for the three and nine month periods ended September 30, 2005. As noted above, due to a change in the character of the business between 2005 and 2006, prior period information is not comparable to the current period.

NOTE 2 --ACQUISITIONS:
--------------------------------------------------------------------------------

Commencing with the acquisition of the operating assets of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores on May 12, 2006, the Company has elected to report its financial results of operations on a 52/53 week fiscal year ending on the last Friday in December. Our 2006 fiscal year will end on December 29, 2006. Prior to May 12, 2006, we reported our financial results on a calendar year basis with our year ending on December 31 of each year. The acquisition of temporary staffing stores on May 12, 2006 and the conversion of the business from the finance industry to the temporary labor industry on November 9, 2005, affect the comparability of our financial results for the thirteen and thirty-nine week periods ended September 29, 2006 versus the three and nine month periods ended September 30, 2005. The effect of the change to a 52/53 week fiscal year is insignificant in the periods reported.

In the thirty-nine weeks ended September 29, 2006, the Company acquired the operating assets of a number of temporary staffing stores located throughout the United States. These store acquisitions were undertaken pursuant to an Asset Purchase Agreement dated November 9, 2005 (the "APA") between the Company, Command Staffing, Harborview, and 45 companies (the "Operations Entities") collectively owning approximately 70 temporary staffing stores. The transactions contemplated by the APA are referred to as the "Command Transaction." The Command Transaction was undertaken in two phases. Phase I involved the acquisition of Command Staffing and Harborview and was completed on November 9, 2005. The shareholders of Command Staffing and Harborview after the Phase I Closing controlled the Company following the acquisition. This Phase was accounted for by reflecting Command Staffing as the accounting acquirer and was accounted for as a recapitalization. Harborview was 50% owned by Glenn Welstad, the controlling shareholder of the accounting acquirer, Command Staffing. The acquisition of Harborview was accounted for as if 50% of the company was acquired in a recapitalization and 50% was accounted for using the purchase method of accounting. The purchase method of accounting for 50% of the Harborview acquisition resulted in recording of $1,543,572 of goodwill as of November 9, 2005. As of the Closing dates of the acquisition, management estimated that the fair value of the restricted stock given in the purchase at $1.00 per share. This valuation was based on the quoted price of the shares on the Over the Counter Bulletin Board (OTCBB) at that time, the estimated values of the underlying assets acquired and the estimated value of the business purchased. Management did not consider the quoted price of the Company's stock on the OTCBB to be the best indicator of value due to the trading restrictions on the shares issued in the transaction and fact that the common shares were very thinly traded prior to and after the acquisition.

                                 10-QSB Page 8

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------

On May 12, 2006 the Company acquired the operating assets and certain liabilities of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores from 35 operations entities. On June 30, 2006, we acquired the operating assets and certain liabilities of an additional 9 temporary staffing stores from 4 operations entities. The acquisitions were in exchange for an aggregate of 12,897,463 shares of restricted common stock. All of these acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of the acquired entity based on their estimated fair values as of the completion of the transaction. To the extent that the consideration given exceeded the fair value of the assets acquired, the difference was recorded as goodwill. As of the Closing dates of the acquisitions, management estimated that the fair value of the restricted stock given in the purchases at $2.50 per share. This valuation was based on the quoted price of the shares on the Over the Counter Bulletin Board (OTCBB) at that time, the estimated values of the underlying assets acquired and the estimated values of the businesses purchased. Management did not consider the quoted price of the Company's stock on the OTCBB to be the best indicator of value due to the trading restrictions on the shares issued in the transaction and fact that the common shares were very thinly traded prior to and after the acquisition. After deducting the fair value of the tangible assets acquired, management has estimated that the goodwill in the acquisitions amounted to $31,365,315. The acquisitions were principally between and among related parties with pre-existing relationships (see Note 6). Taking the acquisitions of Command Staffing and Harborview and the temporary staffing store assets together, the Company recorded $32,908,887 of goodwill.

The operations for 2006 reflected in these financial statements include the franchise business revenues for the first quarter, a combination of temporary staffing store operations and franchise operations for the second quarter, and exclusively temporary staffing store operations for the current quarter ended September 29, 2006. Information provided for the prior year includes only Command Staffing's franchise operations in the three and nine month periods ended September 30, 2005. Consequently, the results of operations for the thirteen and thirty-nine week periods ended September 29, 2006 are not comparable to the results of operations for the three and nine month periods ended September 30, 2005.

As of September 29, 2006 the Company currently operates 76 temporary staffing stores located in 21 states.

NOTE 3 --STOCK BASED COMPENSATION:
--------------------------------------------------------------------------------


                                 10-QSB Page 9

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------

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

NOTE 4 --EARNINGS PER SHARE:
--------------------------------------------------------------------------------

Statement of Financial Accounting Standards No. 128, "Earnings per Share," requires dual presentation of basic earnings per share ("EPS") and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At September 29, 2006, the Company had no common stock equivalents outstanding only common stock outstanding. Accordingly, only basic EPS is presented.

For the three and nine month periods ended September 30, 2005, total shares outstanding for purposes of computing earnings per share are based on the shares issued to Command Staffing by TFS in the acquisition. As Command Staffing is deemed the accounting acquirer in the acquisition, the Company has presented historical financial information for Command Staffing, as though the number of shares issued to Command Staffing were outstanding as of January 1, 2005. Consequently, the weighted average shares outstanding is calculated as such.

NOTE 5 - FINANCING ARRANGEMENTS:
--------------------------------------------------------------------------------

On May 12, 2006, the Company entered into an agreement with its principal lender for the factoring of eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company's accounts receivable balance, and where a customer's aggregate past due accounts exceed 50% of that customer's aggregate balance due. The lender will advance 85% of the invoiced amount for eligible recievables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus three percent (prime +3%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section, and the rate is adjusted to the rate applicable on the last day of each month. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $2,000,000. The credit facility expires on April 7, 2008. The Company has negotiated an increase in the maximum credit facility and expects to finalize the increase to $12,000,000 from $8,000,000 on or before December 1, 2006. When finalized, the increased credit facility will expire on April 7, 2009.


                                 10-QSB Page 10

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------

NOTE 6 -- RELATED-PARTY TRANSACTIONS:
--------------------------------------------------------------------------------

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to assume an obligation of Command Staffing pay Glenn Welstad, the CEO and Chairman, $5,000 for each additional temporary staffing store opened on behalf of the Company. Included in the Company's accounts at September 29, 2006 is $175,000 payable to Mr. Welstad in new store surcharge fees. This amount includes $70,000 from opening 14 new stores in the thirteen weeks ended September 29, 2006.

Acquisition accounts receivable and acquisition accounts payable. During the period ended September 29, 2006 the Company paid $160,000 to Viken Management, Inc. as an offset of acquisition payables properly owed to Viken in connection with the acquisition of the group of stores previously owned or managed by Viken. The Company is continuing to settle the acquisition accounts payable and acquisition accounts receivable and expects to have these amounts collected or paid prior to the March 31, 2007.

Lease obligations. The Company has leased a building in Post Falls, Idaho to serve as its corporate headquarters. The building is owned by John Coghlan, a director and significant shareholder of the Company. The Company makes rental payments of $10,000 per month, triple net. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share is adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's common stock is traded. For the three and nine month periods ended September 29, 2006, the Company accrued $90,000 in rent expense due to Mr. Coghlan. This amount was paid through issuance of 21,504 shares of restricted common stock. 11,195 shares of common stock were issued in July, 2006 and an additional 10,309 shares were issued in September. At September 29, 2006, no amounts were due for rent to Mr. Coghlan.

Concentrations. In the nine months ended September 29, 2006, substantially all of the Company's royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company's franchisees. The franchisees were owned in whole or in part by various officers and directors of the Company. As a result, the Company's franchise business was concentrated among a small number of affiliated parties and was subject to business concentration risks. On May 12, 2006, the Company acquired a substantial majority of the franchisees' operations, and on June 30, 2006, acquired the remaining franchisee operations. In future periods, the Company does not expect to generate any revenues from royalty income. Instead, future revenues will be derived from temporary staffing store operations and franchisee concentration risk will be substantially eliminated.

--------------------------------------------------------------------------------


                                 10-QSB Page 11

 NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.
                        (Formerly Command Staffing, LLC)
--------------------------------------------------------------------------------

NOTE 8 - SEGMENT REPORTING:

During the thirty-nine weeks ended September 29, 2006, the Company operated a franchise business and also acquired and operated a number of temporary staffing stores. Financial information on each segment is summarized below. On June 30, 2006, the Company completed acquisition of the remaining franchised temporary staffing stores and is no longer operating as a franchisor. All revenues generated in the thirteen weeks ended September 29, 2006 were generated from temporary staffing store operations. The Company expects that new stores will be operated as company owned, although the Company will continue to evaluate qualified franchisees on a case by case basis as opportunities are presented.

                                 Franchise        Store
                                  Business      Operations       Combined
Revenue                         $    535,745   $ 45,530,653    $ 46,066,398
Cost of sales                             --     33,224,331      33,224,331
                                ------------   ------------    ------------
Gross profit                         535,745     12,306,322      12,842,067
Operating expenses                   205,032     13,925,158      14,130,190
                                ------------   ------------    ------------
Income (Loss) from operations   $    330,713   $ (1,618,836)     (1,288,123)
Other income                              --         44,430          44,430
                                ------------   ------------    ------------
Net income (loss)               $    330,713   $ (1,574,406)   $ (1,243,693)
                                ============   ============    ============

Net assets of $32,348,760 were added during the thirty-nine months ended September 29, 2006 in connection with the acquisition of temporary staffing stores.

NOTE 9 - STOCK TRANSACTIONS:
--------------------------------------------------------------------------------

On July 5, 2006, the Company commenced a private offering of 2,000,000 shares of common stock at $3.00 per share. As part of this offering, the Company also offered each holder of Series A Preferred Stock, holding in the aggregate 4,700 shares, an opportunity to exchange their Series A shares for Common Stock at an exchange ratio equivalent to $3.00 per common share. In the thirteen weeks ended September 29, 2006, all of the holders of Series A Preferred Shares exchanged their shares for common stock under this program and all Series A Preferred Stock has been retired. In addition to the common shares issued in exchange of the Series A Preferred Stock, the Company has issued 195,001 shares of common stock in the private placement for an aggregate of $585,000.


NOTE 9 - SUBSEQUENT EVENTS:
--------------------------------------------------------------------------------

In October, 2006, the Company sold 157,000 additional shares of Common Stock in the offering dated July 5, 2006, for an aggregate of $471,000. The offering was terminated on October 31, 2006.


                                 10-QSB Page 12

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

      On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, Harborview, and 45 companies (collectively, the "Operations Entities") that collectively owned approximately 70 temporary staffing stores then operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to the APA by and among TFS, Command Staffing, Harborview, and the Operations Entities are collectively referred to herein as the "Command Transaction." The Command Transaction has now been completed.

Current Operations

      At September 29, 2006, we own and operate 76 temporary staffing stores located in 21 states. We plan to open a small number of new company owned stores in 2006 and we are pursuing additional expansion through acquisitions from unaffiliated operators. We intend to operate our temporary staffing stores as company owned although we will evaluate franchising opportunities on a case by case basis should we be approached by a qualified franchisee.

      Our principal offices are located at 3773 West Fifth Avenue, Post Falls, Idaho, 83854 and our telephone number is (208) 773-7450. Our web site is located at www.commandonline.com.

Results of Operations.

Thirteen and Thirty-Nine Weeks ended September 29, 2006.

      Revenues. As described above, the Company acquired a number of temporary staffing stores in the thirty-nine weeks ended September 29, 2006. For the thirteen and thirty-nine week periods ended September 29, 2006 revenues were $27,838,348 and $46,066,398, respectively. For the comparable periods in 2005, the Company was involved in franchising operations and the results of operations are not comparable. Franchising revenues in the three and nine month periods ended September 30, 2005 amounted to $857,970 and $1,656,926, respectively.

                                 10-QSB Page 13

      Staffing services revenues for the third quarter 2006 are not indicative of the revenues the Company expects to generate in future periods. The Company acquired the operating assets of 48 stores and intangible rights to eight additional stores on May 12, 2006, nine additional stores on June 30, and we have opened 19 new company owned stores (including eight stores opened after acquiring intangible rights from the prior franchisees) since November 9, 2005. As of Spetember 29, 2006, we are operating 76 temporary staffing stores located in 21 states.

      Revenues for the third quarter 2006 are consistent with expectations of management taking into account the acquisitions that occurred in the prior periods. Now that the acquisitions have been completed, the Company will report aggregated results from all 76 stores in future periods. In coming periods, management intends to focus on store operations and growth and anticipates that the rate of acquisitions will slow considerably.

      Our business is cyclical. As we head into the colder winter months, we expect to see a moderate decline in revenues that will continue through the fourth quarter and into the first quarter of 2007. Operations will also be affected by business closures resulting from the Thanksgiving, Christmas and New Years holidays.

      Cost of Staffing Services. In thirteen and thirty-nine week periods ended September 29, 2006, the company incurred staffing services costs of $20,227,219 and $33,224,331, respectively. The amounts represent 72.7% and 72.9% of revenues for the three and nine month periods respectively, resulting gross margins of 27.3% and 27.1% respectively. With the completion of the acquisitions in the second quarter, management will focus on the operations side of the business and expects that cost of staffing services as a percentage of revenues will decrease in the coming periods. The Company is also focused on bringing in higher margin business which will also increase gross profit margins in future periods if successful.

      In the three and nine month periods ended September 29, 2005, the Company operated as a franchisor of temporary staffing businesses and did not incur any costs of staffing services.

      Operating Expenses. Operating expenses in the thirteen and thirty-nine week periods ending September 29, 2006 were $7,008,769 and $14,130,190, respectively. Acquisition of the operations and/or intangible rights of 65 temporary staffing stores in the second quarter required significant investment in personnel, facilities, and infrastructure. The Company entered into the agreement for acquisition of the temporary staffing stores on November 9, 2006 and since that date management has been focused on establishing the corporate administrative functions that would be needed when the store acquisitions were completed. The corporate infrastructure now in place is considered adequate for current operational levels. Management will continue to monitor operating expenses as a percentage of revenues with the continuing objective of profitable operations as a guiding principle.

      Operating expenses in the three and nine month periods ended September 29, 2005 were $435,635 and $1,093,781, respectively. These amounts reflect operations as a franchisor of temporary staffing stores and are not comparable to the current periods.

                                 10-QSB Page 14

      Income (Loss) from Operations. The Company generated income from operations of $611,458 in the thirteen week period ended September 29, 2006. For the thirty-nine weeks ended September 29, 2006, the Company incurred a loss of $1,243,693 from operations. Income from operations in the current quarter is consistent with management expectations. During prior periods, the Company acquired and/or opened a total of 74 temporary staffing stores. In the current quarter, the combined temporary staffing store operations were sufficient to support the corporate infrastructure that the Company had been building for the prior eight months.

      For the thirty-nine weeks ended September 29, 2006, the losses are largely attributable to the Company's efforts to build corporate infrastructure in anticipation of the temporary staffing store acquisitions, and the expenses of acquisition, including professional and accounting fees. In future periods, management expects that operating expenses will normalize and operating margins will yield profitable results in the near term.

      Income in the three and nine months ended September 30, 2005 amounted to $422,335 and $563,145, respectively. As noted above, 2005 operations consisted of franchising activities and are not comparable to current operations.

Liquidity and Capital Resources

      At September 29, 2006, we had no cash and approximately $2,000,000 available for accounts receivable funding under the Company's primary credit facility. The temporary staffing business is capital intensive. Management must proactively manage cash flows, particularly in periods when seasonal business is peaking and accounts receivable balances are rising. Late summer and early fall are peak business periods, with the level of temporary staffing placements tapering off as the weather cools in the winter months, particularly in the Northern United States. The Company is not currently borrowing to the fullest extent allowed under its credit facility, but capital is expected to be tight through the winter. In anticipation of operating cash requirements, the Company commenced a private offering of common stock at $3.00 per share and through September 29, 2006, had received $585,000 in new investment funding. The offering has been continued into the fourth quarter. In addition, we increased our credit facility to $8,000,000 from $7,000,000 in the quarter ended September 29, 2006 and we are currently finalizing an increase in our credit facility to $12,000,000 from $8,000,000. These steps will help our liquidity in 2007, but with our expected cash requirements to open approximately forty new stores in 2007, and our intended staffing requirements for the year, we are likely to continue to experience limited liquidity for the foreseeable future.

      In order to improve liquidity and reduce the risk of unexpected cash requirements, the Company is considering several alternative funding sources for back-up financing availability. In the meantime, management will maintain a close watch on available resources and cash requirements. As the Company moves from periods of peak activity to slower periods in the late fall and winter, accounts receivable collections are expected to outpace the requirement for payments to temporary personnel and other operating expenses. This source of cash will be offset by expected requirements for further infrastructure enhancements including the need to create and equip a sales force during the fourth quarter of 2006 and the first quarter of 2007.

                                 10-QSB Page 15

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

Item 3. Controls and Procedures.

      An evaluation was performed by the Company's president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company's president and principal financial officer concluded that disclosure controls and procedures were effective as of September 29, 2006, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

      As referenced elsewhere in this report, our financial statement presentation in connection with business combinations occurring in November, 2005 required restatement. This occurrence evidenced an internal control weakness in the way complex business transactions are reported. In the future, we will consult outside experts on complex transactions to address this weakness.

Critical Accounting Policies.

      Management's Discussion and Analysis of Financial Condition and Results of Operations provides a review of our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to workers compensation claims, bad debts, goodwill, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors which we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

      Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

      Workers' Compensation. We insure our workers' compensation liabilities through state insurance programs when such coverage is mandatory and in all other instances, we insure our potential workers' compensation liabilities through AIG. Our premium payments to AIG are based on estimates of the future cost of claims and related expenses. The relatively short time that we have been operating as a combined entity limits the amount of information from which workers' compensation cost estimates can be made. We believe that our payments to AIG are adequate to cover expected costs. We evaluate our workers' compensation insurance and expected cost experience throughout the year and make adjustments as necessary. If actual costs incurred for workers' compensation claims exceed our current coverages, additional premiums may be owed.

                                 10-QSB Page 16

      Allowance for Doubtful Accounts. We establish an allowance for doubtful accounts to cover instances where customers fail to pay amounts properly due for staffing services rendered. We evaluate this allowance regularly throughout the year and adjust it to reflect expected bad debts based on accounts receivable aging, customer evaluations, and general economic conditions. If our actual bad debt experience exceeds amounts reserved, additional allowances could be required.

      Goodwill. As a result of our recent acquisitions, we have recorded goodwill at estimated value. Goodwill is the amount of the purchase price in excess of the fair value of the tangible assets acquired. We test for impairment of goodwill on an annual basis in conjunction with the preparation of our Form 10-KSB. Goodwill impairment is tested at the reporting unit level. For this purpose, we consider the Company to currently have only one reporting unit engaged in providing temporary staffing services. Our impairment analysis is based on discounted cash flows, market multiples, appraisals if appropriate, and other facts and circumstances that bear on value at the time the impairment analysis is made.

                                     PART II

Item 6. Exhibits and Reports on Form 8-K.

During the quarter ended September 29, 2006, the Company filed the following Current Reports on Form 8-K.

o Current report on Form 8-K dated June 30, 2006 reporting acquisitions of temporary staffing stores, including: Item 1.01 - Entry into a Material Definitive Agreement, and Item 2.01 - Completion of Acquisition or Disposition of Assets.

o Current report on Form 8-K dated July 5, 2006 reporting Item 3.02 - Unregistered Sale of Equity Securities.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.


/s/Glenn Welstad        President and CEO                  Glenn Welstad       November 20, 2006
-----------------------------------------------------------------------------------------------------
Signature                     Title                        Printed Name              Date


/s/C. Eugene Olsen      CFO, Principal Financial Officer   C. Eugene Olsen     November 20, 2006
-----------------------------------------------------------------------------------------------------
Signature                     Title                        Printed Name              Date

                                 10-QSB Page 17