Form 10KSB
period 2006-12-31
Command Center, Inc.
filed 2007-04-02
CIK 1140102

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 29, 2006

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from _____________ to ___________

                        Commission File Number: 333-60326
                              COMMAND CENTER, INC.
                 (Name of small business issuer in its charter)

          Washington                                    91-2079472
--------------------------------------------------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

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

       Securities registered under Section 12(b) of the Exchange Act: None
                                                                      ----
       Securities Registered under Section 12(g) of the Exchange Act: None
                                                                      ----

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

                                                                   Yes|X|  No|_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB.

                                                                   Yes|X|  No|_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                   Yes |_| No|X|

The issuer had revenues for the fiscal year ended December 29, 2006 of
                                                                     $71,271,626

The aggregate market value of the voting and non-voting common equity held by
non-affiliates as of March 20, 2005 was:                             $34,796,624

The number of shares of common stock outstanding as of March 20, 2007 was:
                                                                      23,501,862

Documents incorporated by reference:                                        None

Transitional Small Business Disclosure Format.                    Yes |_| No |X|

                                   FORM 10-KSB

                                     PART I

         This Form 10-KSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words "intend", "expect", "anticipate", "estimate", or "continue" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 6 of Part II of this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

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

         On November 9, 2005, we acquired the assets of Command Staffing, LLC ("Command Staffing") and Harborview Software, Inc. ("Harborview"). At that time, we also amended our Articles of Incorporation to change our name to Command Center, Inc. On May 12, 2006 we acquired 48 temporary staffing stores from our former franchisees and bought out the franchise rights to, and closed, 8 other stores. On June 30, 2006, we acquired an additional 9 temporary staffing stores from our franchisees. We also opened 20 additional stores during the year (including 8 new stores opened to replace the franchised locations we bought out and closed in the May 12 transaction). At March 20, 2006, we owned and operated 77 temporary staffing stores located in 22 states. All of our former franchised stores have either been acquired or ceased operation.

         Prior to April 1, 2006 we operated as a franchisor of temporary staffing stores. We continued to collect franchise fees and software licensing fees through March 31, 2006. On April 1, 2006, we shifted our business focus from franchisor to operator of temporary staffing stores.

THE TEMPORARY STAFFING INDUSTRY

         The temporary staffing industry grew out of a desire on the part of businesses to improve earnings by reducing fixed personnel costs. Many businesses operate in a cyclical environment and staffing for peak production periods meant overstaffing in slower times. Companies also sought a way to temporarily replace full-time employees when absent due to illness, vacation, or abrupt termination. Temporary staffing offers a way for businesses to staff up when needed without the ongoing cost of maintaining employees in slower times. Personnel administration costs may also be reduced by shifting these activities, in whole or in part, to a temporary staffing provider.

         The temporary staffing industry consists of a number of markets segregated by the diverse needs of the businesses utilizing the temporary staffing providers. These needs vary widely in the duration of assignment as well as the level of technical specialization required of the temporary personnel. We operate primarily within the short-term, unskilled and semi-skilled segments of the temporary staffing industry. Management believes these sectors are highly fragmented and present opportunities for consolidation. Operating multiple locations within the framework of a single corporate infrastructure may improve efficiencies and economies of scale by offering common management, systems, procedures and capitalization.

BUSINESS

         Our vision is to be the preferred partner of choice for all staffing and employment solutions by placing the right people in the right jobs every time. With the acquisition of the temporary staffing stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and are currently pursuing a unified branding strategy for all of our stores. Our acquisition of the stores formerly owned and operated by our franchisees has allowed us to transition our business model from franchisor to owner-operator of temporary staffing stores.

         TEMPORARY STAFFING STORE OPERATIONS. We currently operate 77 temporary staffing stores serving thousands of customers and employing thousands of temporary employees. In the months following the acquisitions we focused on continuity of operations, reporting, and record keeping. The transactional volume of the consolidated business is dramatically larger than was the activity as a franchisor. Therefore, significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company's corporate environment and culture. Rather than opening a large number of additional new stores, in 2007 we will focus our efforts on consolidating and refining our existing store operations, thus assuring an orderly transition has occurred and the business is being run in an efficient manner.

         In 2007, we will focus on fostering organic growth to increase our per-store revenue and profitability through directed selling activities and system-wide initiatives to improve the efficiency of our business processes. We will also seek growth from limited new store openings, and growth through acquisition of existing locations from third party operators when such opportunities arise.

         We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. We are also currently building a national sales team to drive business to our stores. Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing the qualified personnel needed to meet our business, financial and growth objectives. Our human resources practices are designed to support the need for attracting, screening, hiring, training, supporting and retaining qualified personnel at all levels of our business.

         Our stores are located in 22 states, with approximately 60 stores located in urban industrial locations and 17 stores located in suburban areas in proximity to concentrated commercial and industrial areas. We prefer to locate our stores in reasonably close proximity to our workforce and public transportation.

         MARKETING. As an operator of temporary staffing stores, we are growing our business at our stores through directed selling activities using a solution selling approach including in-person solicitation of new and existing customers. Direct mail campaigns, radio and billboard advertising, limited yellow-page advertising and word of mouth are also used. As the geographic reach of our business grows, we will further develop national accounts with large corporate customers.

         OUR CUSTOMERS. Currently, we have approximately 7200 customers operating in a wide range of industries. The top five industries we service are construction, manufacturing, transportation, warehousing and wholesale trades. Our customers tend to be small and medium sized businesses. Our four largest customers account for 7% of our total accounts receivable at year end and approximately 5% our revenue for the year ended December 29, 2006.

         BUSINESS PROCESSES, SOFTWARE AND INFORMATION TECHNOLOGY. We have developed a comprehensive and integrated set of software tools and information technology systems that meet the needs of our business. The software systems in place handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, accounts payable and payroll. They also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information, and we refine our systems and processes by focusing on what actually works in practice and propagating best practices across all operating groups and adopting methods yield results in the higher performing stores.

         CAPITAL REQUIREMENTS AND MANAGEMENT OF CREDIT RISK; CREDIT POLICIES. As a developer and owner-operator of temporary staffing stores, we require significant working capital. In our target markets, temporary personnel are typically paid on the same day that the services are performed, while customers are generally billed on a weekly or monthly basis. As a result, we must maintain sufficient working capital through borrowing arrangements or other sources of funding, to cover the payment obligations of our temporary workers from the date the services are performed to the date they are invoiced and collected.

         The delay between our payment of compensation to our temporary workers and our collection of receivables from our customers requires that we manage the related credit risk. This entails screening of our potential customers. At the time a new customer is entered into our system, we have established temporary worker pay rates and customer billing rates for the job categories requested. The customer information is entered into our system and forwarded to the credit department at our corporate office for review of the workers' compensation rate categories and approval of customer credit levels if the customer has requested credit in excess of the store limit. The credit department obtains credit reports and/or credit references on new customers and uses all available information to establish a credit limit. We also monitor our existing customer base to keep our credit risk within acceptable limits. Monitoring includes review of accounts receivable aging, payment history, customer communications, and feedback from our field staff with information that is relevant to customer credit issues. Currently, our average days outstanding on open invoices is approximately 38 days, and our bad debt experience for 2006 was approximately 0.5% of sales.

         TEMPORARY STAFF. We maintain an identified and pre-qualified a pool of available temporary staff personnel who are familiar with our operations and can perform the jobs requested by our customers. The pool is of sufficient size to meet the requirements of our current level of operations. As our business grows, we will seek additional temporary workers through newspaper advertisements, printed flyers, store displays, and word of mouth. We locate our stores in places convenient to our temporary work force and, when available, on or near public transportation routes. In order to attract and retain qualified and competent workers, we have instituted or are in the process of instituting a number of temporary worker benefit programs. These include payment of a longevity bonus, a safety points awards program, availability of an employee paid health insurance program, employer ratings of temporary employees, and creation of an advantage team program. All of these programs are designed to keep our best workers by offering benefits not widely available in our industry, and to reward our temporary workers for providing excellent service to our customers.

         WORKERS' COMPENSATION. We provide our temporary and permanent workers with workers' compensation insurance. Currently, we maintain a `large deductible' workers' compensation insurance policy through American International Group, Inc. ("AIG"). The policy covers the premium year from May 12, 2006 through May 11, 2007. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers' compensation claims arising in self-insured states, our workers' compensation policy covers any claim in excess of $250,000 on a "per occurrence" basis. This results in our being substantially self-insured.

         Since the current policy inception, we have made payments to cover anticipated claims within our self-insured layer. These `risk pool deposits' for the premium year will total $2,400,000 based on estimates of expected losses calculated at the inception of the policy. The $2,400,000 is intended to cover our share of each loss up to $250,000. Our ultimate potential liability for losses is capped at the greater of $5,750,000 or 10.6% of our payroll expense incurred during the premium year.

         For workers' compensation claims originating in Washington and North Dakota (our "monopolistic jurisdictions") we pay workers' compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions.

         Workers' compensation expense is recorded as a component of our cost of services. Workers' compensation expense in 2006 was 5.3% of our revenue from services. As we grow in future periods, we expect workers' compensation costs to be a significant and growing cost. It will be critical in future periods that we monitor and control such costs. Prior to 2006, the Company operated as a franchisor of temporary staffing businesses and workers' compensation costs were not a significant component of operating costs.

         SAFETY PROGRAM. In order to protect our workforce and help control workers' compensation insurance rates, we are implementing a company-wide safety program aimed at increasing awareness of safety issues. Safety training is accomplished through bulletin boards, newsletters, training meetings, videos, and employee manuals. Managers conduct unannounced job site visits to assure that customers utilizing our temporary staff are doing so in a safe environment. We also encourage our workers to report unsafe working conditions.

         ECONOMICS OF TEMPORARY STAFFING STORES. Our desire to build a national network of temporary staffing stores under a unified corporate structure was driven principally by the opportunity to achieve economic efficiencies. Within a corporate framework we can combine multiple accounts receivable, accounts payable, supplies purchasing and marketing activities into single departments, thereby improving efficiency and gaining economies of scale. As the size of our business grows and brand recognition builds, we also hope to attain additional efficiencies in advertising, printing, safety equipment, and facilities costs. We are developing a standardized store operations model that will be used for future new store openings, gradually refined and applied system wide. We are targeting new store openings in locations with attractive demographics and in areas where the demand for temporary staffing personnel is sufficient to justify the process. In general, we will focus on larger metropolitan areas that are able to support multiple locations as the initial growth targets. Multiple openings in metropolitan areas allow us to minimize opening costs and maximize customer exposure within a target metropolitan market.

SEASONALITY

         The short-term manual labor sector of the temporary staffing business is subject to seasonal fluctuation. Many of the jobs filled by our temporary staff are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer and then begins to taper off during the fall and through the winter. Seasonal fluctuations may be less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will impact financial performance from period to period.

COMPETITION

         The short-term manual labor sector of the temporary staffing industry is highly competitive with low barriers to entry. Many of the companies operating in this sector are small local or regional operators with five or fewer locations. Within their markets, these small local or regional firms will compete with us for the available business. The primary competitive factors in our market segment include price, service and the ability to provide the requested workers when needed. Secondary factors include worker quality and performance standards, efficiency, ability to meet the business-to-business vendor requirements for national accounts, name recognition and established reputation. While barriers to entry are low, businesses operating in this sector of the temporary staffing industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small local and regional temporary staffing providers.

         In addition to the small providers, the Company will also face competition from a small number of larger, better capitalized operators. The presence of these larger competitors in our markets may provide significant pricing pressure and could impact our ability to price our temporary staffing services at profitable levels.

         Our largest competitor in the short-term manual labor sector of the temporary staffing industry is Labor Ready, Inc. with 912 branch offices in all 50 of the United States, Puerto Rico, Canada and the United Kingdom. Labor Ready estimates the on-demand labor market between $6 and $7 billion per annum giving Labor Ready a 19% to 22% market share. We currently hold approximately 1% market share. Glenn Welstad, our Chief Executive Officer and Chairman, and John Coghlan, one of our directors, were founders of Labor Ready.

         Aside from Labor Ready, our other competition in the short-term manual labor sector of the temporary staffing industry consists of smaller regional firms that are much like us, and a large number of small local firms with one to five offices. As we attempt to grow, we will face increasing competition from other regional firms that are already established in the areas we have targeted for expansion. We are also likely to garner increasing attention from Labor Ready as we attempt to increase our market share.

GOVERNMENT REGULATIONS

         We are in the business of employing personnel and placing them in temporary jobs with other businesses. This subjects us to a number of government regulations, including: wage and hours laws; regulations concerning equal opportunity; regulations concerning workplace safety; regulations regarding maintenance of workers' compensation coverage for employees; and I-9 compliance (legal work authorization, immigration laws).

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

EMPLOYEES

         We currently employ 57 personnel at our headquarters office in Post Falls, Idaho. The number of employees at the corporate headquarters is expected to increase as we continue to grow. We also employ approximately 300 people on our field operations staff located in the various temporary staffing stores, and area and regional operations centers.

AVAILABLE INFORMATION

         Our internet address is http://www.commandonline.com. Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), are available to the public as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission ("SEC"). You may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site (http://www.sec.gov) that contains our reports and other information that we file electronically with the SEC.

RISK FACTORS

         CHANGES IN OUR BUSINESS MODEL AND STRATEGY MAY BE DIFFICULT TO MANAGE. During 2006, we changed our business model from franchisor to temporary staffing store operator, acquired 57 temporary staffing stores and opened an additional 20 locations. This shift in focus and rapid growth required additional personnel, software capabilities, and infrastructure. If management is unable to successfully manage these significant changes, our business, financial condition and results of operations could be negatively impacted.

         WE HAVE A LIMITED OPERATING HISTORY UNDER OUR NEW BUSINESS MODEL AND OUR OPERATIONS HAVE NOT BEEN PROFITABLE. We have been operating under our new business model for less than one year. In light of our limited operating experience, we have not proven the essential elements of stabilized long-term operations and there can be no assurance that we will be successful in achieving such operations. Moreover, we have not demonstrated that our business can be operated on a profitable basis. Until profitable operations have been established and maintained, there can be no assurance that the Company can make a profit on a long-term basis.

         WE WILL REQUIRE SIGNIFICANT ADDITIONAL WORKING CAPITAL TO IMPLEMENT OUR CURRENT AND FUTURE BUSINESS PLANS. To the extent our business grows, it will require more working capital to fund customer accounts receivable. We will require more capital during the current fiscal year to expand our sales force and refine and improve the efficiency of our business systems and processes. In future years, we will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. There is no assurance that such additional capital will be available when required in order to proceed with our plans. If capital needed in the future is unavailable or delayed, our ability to respond to competition or changes in the marketplace or to exploit opportunities will be impaired. If we are unsuccessful in securing needed capital in the future, our business may be materially and adversely affected.

         OUR GOODWILL MAY BECOME IMPAIRED, WHICH COULD RESULT IN A MATERIAL NON-CASH CHARGE TO OUR RESULTS OF OPERATIONS. We have a substantial amount of goodwill resulting from our acquisitions, including the acquisition of Harborview Software in 2005 and 67 temporary staffing stores in 2006. At least annually, or when we divest a business, as defined by generally accepted accounting principles in the United States (GAAP), we evaluate this goodwill for impairment based on the fair value of each reporting unit. This estimated fair value could change if there were future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our company. These changes could result in an impairment that could require a material non-cash charge to our results of operations.

         THE RAPID ADDITION OF COMPANY OWNED STORES COULD OVERWHELM OUR CORPORATE INFRASTRUCTURE. Our growth plans are subject to numerous and substantial risks. Currently, we operate 77 temporary staffing stores and plan to acquire and/or open a limited number of new locations in 2007. If management is unable to implement adequate internal controls and monitoring methods for 77 or more temporary staffing stores in 2007, results of operations could suffer. Our failure to manage growth effectively could have a material adverse effect on our operating results and financial condition and on our ability to execute our expansion plans.

         LOSS OF KEY PERSONNEL COULD NEGATIVELY IMPACT OUR BUSINESS. Our success depends to a significant extent upon the continued services of Glenn A. Welstad, president, chief executive officer, and director, and other members of the Company's executive management. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel including store managers, area vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

         AN INABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED STORE MANAGERS MAY NEGATIVELY IMPACT OUR BUSINESS. We rely significantly on the performance and productivity of our store managers. Each store manager has primary responsibility for managing the operations of the individual temporary staffing store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition, each store manager has responsibility for customer service. The available pool of qualified candidates for positions with new temporary staffing stores is limited. To combat a typically high turnover rate for store managers in the temporary staffing industry, we are developing training and compensation plans directed at employee retention. There can be no assurance that our training and compensation plans will reduce turnover in this position.

         AN INABILITY TO ATTRACT, DEVELOP AND RETAIN QUALIFIED BUSINESS DEVELOPMENT SPECIALISTS WILL NEGATIVELY IMPACT OUR BUSINESS. In 2007, we are changing our business model to separate the sales functions from the store management functions. As a result, we will be relying on our staff of business development specialists to drive new business to our growing number of stores. The available pool of qualified candidates for these sales positions is limited. We are working with a sales training company to develop sales programs that are expected to produce positive results and improve employee retention, but the program is new so we have no results to measure the success of these efforts. If our business development specialists are not successful, our operating results will suffer.

         INCREASED EMPLOYEE COSTS AND WORKERS' COMPENSATION EXPENSES COULD ADVERSELY IMPACT OUR OPERATIONS. We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements, and workers' compensation and employment insurance. Costs and expenses related to these requirements are one of our largest operating expenses and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. Furthermore, workers' compensation expenses and the related liability accrual are based on our actual claims experience. We maintain a `large deductible' workers' compensation insurance policy with deductible limits of $250,000 per occurrence. As a result, we are substantially self insured. Our management training and safety programs attempt to minimize workers' compensation claims but significant claims could require payment of substantial benefits. There can be no assurance that we will be able to increase fees charged to our customers to offset any increased costs and expenses and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

         IF WE DO NOT MANAGE OUR WORKERS' COMPENSATION CLAIMS HISTORY WELL, HIGH EXPERIENCE RATINGS AND INCREASED PREMIUMS COULD NEGATIVELY IMPACT OPERATING RESULTS. We maintain workers' compensation insurance as required by state laws. We are required to pay premiums or contributions based on our business classification, specific job classifications, and actual workers' compensation claims experience over time. In those states where private insurance is not allowed or not available, we will purchase our insurance through state workers' compensation funds. In all other states we provide coverage through a private insurance company licensed to do business in those states. Use of state workers' compensation funds and private insurance carriers subjects us to third party control over insurance rates. There can be no assurance that our premiums will not increase substantially.

         COMPETITION MAY ADVERSELY AFFECT OUR ABILITY TO PRICE OUR SERVICES. The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of temporary staffing companies are local operations with fewer than five stores. Within local or regional markets, these firms actively compete with us for business and temporary personnel. There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense, and pricing pressure is increasing. We expect that the level of competition will remain high and increase in the future. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our business, financial condition, and results of operations.

         OUR ABILITY TO MEET PRICE COMPETITION MAY DEPEND UPON OUR ABILITY TO REACT TO PRICING AND OTHER COMPETITIVE ACTIONS TAKEN BY OUR COMPETITORS AND OPERATE AT COSTS EQUAL TO OR LOWER THAN OUR COMPETITORS. Our success will ultimately depend on management's ability to react quickly and effectively to events and circumstances that have not been taken into account in our plan. There is a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

         PRICE INCREASES MAY NOT BE ADEQUATE TO OFFSET INCREASED COSTS, INCLUDING THE IMPACT OF INFLATION ON OUR COSTS, AND/OR MAY CAUSE US TO LOSE VOLUME. Where appropriate, we expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs and cost increases due to inflation and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, or may cause us to lose volume to competitors willing to service customers at a lower price.

         FAILURE TO ADEQUATELY BACK-UP, STORE AND PROTECT ELECTRONIC INFORMATION SYSTEMS WILL NEGATIVELY IMPACT FUTURE OPERATIONS. Our business depends on the ability to store, retrieve, process, and manage significant amounts of information. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of our information processing systems or other events could have a material adverse effect on our business, financial condition, and results of operations. Breakdowns of information systems may be caused by telecommunications failures, data conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power disruptions, and other similar occurrences which may be beyond our control. Failure to establish adequate internal controls and disaster recovery plans could negatively impact operations.

         CUSTOMER LOSSES CAUSED BY TEMPORARY PERSONNEL MAY RESULT IN LOSSES TO THE COMPANY. Temporary staffing companies employ and place people in the workplaces of their customers. Attendant risks of the industry include possible claims of discrimination and harassment, employment of illegal aliens, violations of the occupational, health and safety, or wage and hour laws and regulations, errors and omissions of its temporary employees, misappropriation of funds or property, violation of environmental laws, other criminal activity or reports and other similar claims. Significant instances of these types of issues will impact customer perception of our Company and may have a negative affect on our results of operations

         WE MAY BE HELD RESPONSIBLE FOR THE ACTIONS OF OUR TEMPORARY PERSONNEL. We may be held responsible for the actions at a job site of workers not under our direct control. If we are found liable for the actions or omissions of our temporary personnel and adequate insurance coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

         THERE MAY BE UNDISCLOSED LIABILITIES ASSOCIATED WITH OUR ACQUISITIONS. In connection with any acquisition made by us, there may be liabilities that we fail to discover or are unable to discover, that arose prior to our acquisition of the temporary services business in connection with its operation by prior owners and for which we, as successor owner, may be responsible. Such undisclosed liabilities may include, among other things, uninsured workers' compensation costs, uninsured liabilities relating to the employment of temporary personnel and/or acts, errors or omissions of temporary personnel (including liabilities arising from non-compliance with environmental laws), and other liabilities.

         OUR CUSTOMERS, TEMPORARY PERSONNEL AND/OR BUSINESS COSTS MAY BE SIGNIFICANTLY IMPACTED BY FACTORS BEYOND OUR CONTROL. Temporary staffing companies are affected by interruptions to the business of their customers. Such interruptions are beyond our control and could have a material adverse effect on our business, financial condition and results of operations. The temporary staffing industry may also be adversely affected if Congress or state legislatures mandate specified benefits for temporary personnel, increase the minimum wage, or otherwise impose costs and expenses on employers that increase the cost or lessen the attraction of using temporary personnel.

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

         CHANGES IN INTEREST RATES MAY NEGATIVELY AFFECT OUR RESULTS OF OPERATIONS. At December 29, 2006, substantially all of our interest bearing debt included floating rate interest charges. At this level of floating rate debt, if interest rates increased by 100 basis points, annualized interest expense would increase by approximately $58,000 ($34,800 after tax). A significant increase in interest rates would increase our interest expense and may have a material adverse effect on our financial condition, results of operations and cash flows.

         WE ARE EXPOSED TO SUBSTANTIAL CREDIT RISK DUE TO THE DELAY BETWEEN OUR PAYMENT OF COMPENSATION TO OUR TEMPORARY WORKERS AND OUR COLLECTION OF RECEIVABLES FROM OUR CUSTOMERS. Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly or monthly basis. This requires that we manage the resulting credit risk; the magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

         IF WE ARE UNABLE TO FIND A RELIABLE POOL OF TEMPORARY PERSONNEL, WE MAY BE UNABLE TO MEET CUSTOMER DEMAND AND OUR BUSINESS MAY BE ADVERSELY AFFECTED. All temporary staffing companies must continually attract reliable temporary workers in order to meet customer needs. We compete for such workers with other temporary labor businesses, as well as actual and potential customers, some of which seek to fill positions directly with either regular or temporary employees. In addition, our temporary workers sometimes become regular employees of our customers. From time to time, during peak periods, we experience shortages of available temporary workers. Unavailability of reliable temporary workers will have a negative impact on our results of operations.

         SEASONAL FLUCTUATIONS IN DEMAND FOR THE SERVICES OF OUR TEMPORARY WORKERS IN CERTAIN MARKETS WILL ADVERSELY AFFECT OUR REVENUE AND FINANCIAL PERFORMANCE IN THE FALL AND WINTER MONTHS. Yield on our investment in stores located in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets and our decision to invest in stores located in highly seasonal markets will involve higher risks. Management intends to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely impacted by low returns on investment in certain highly seasonal markets.

         NON-MANAGEMENT SHAREHOLDERS MAY HAVE LITTLE IMPACT ON THE MANNER IN WHICH THE COMPANY IS RUN. In the aggregate, our officers, directors, and their affiliates, control 78.6% of our common stock. As a result, our officers, directors, and their affiliates, acting together, may be able to determine the outcome of matters requiring approval of our shareholders, including the election of the Company's directors.

         OUR PLAN TO SELL STOCK TO OUR EMPLOYEES IN THE FUTURE MAY HAVE THE EFFECT OF REDUCING THE PERCENTAGE OF OWNERSHIP IN THE COMPANY HELD BY THEN EXISTING STOCKHOLDERS. We plan to seek to attract and retain employees in part by offering stock options and other purchase rights for a material number of the Company's shares of Common Stock. Although we have not yet adopted a stock option plan and are not, therefore, authorized to issue any options to employees under a qualified plan, we may soon seek and obtain approval from stockholders to do so.

         OUR COMMON STOCK IS THINLY TRADED AND SUBJECT TO SIGNIFICANT PRICE FLUCTUATIONS. The price of our Common Stock has been, and is likely to continue to be, highly volatile. The market price of the Common Stock has fluctuated substantially in recent periods. Future announcements concerning the Company or its competitors, quarterly variations in operating results, introduction or changes in pricing policies by us or our competitors, changes in market demand, or changes in sales growth or earnings estimates by us or analysts could cause the market price of our Common Stock to fluctuate substantially. These price fluctuations may impact our ability to raise capital through the public equity markets and could have a material adverse effect on our business, financial condition, and results of operations. Limited trading volume also affects liquidity for shareholders holding our shares and may impact their ability to sell their shares or the price at which such sales may be made in the future.

         WE ARE NOT LIKELY TO PAY ANY CASH DIVIDENDS FOR THE FORESEEABLE FUTURE. We have never paid cash dividends on our common stock. We anticipate that for the foreseeable future, we will continue to retain our earnings for the operation and expansion of our business, and that we will not pay cash dividends on our Common Stock in the foreseeable future.

         THE MARKET PRICE FOR OUR COMMON STOCK MAY BE AFFECTED BY SIGNIFICANT SELLING PRESSURE FROM CURRENT SHAREHOLDERS. Sales of substantial amounts of shares of common stock in the public market could have a material adverse impact on the market price of our common stock. We have outstanding approximately 23.5 million shares of common stock. A substantial number of these shares are currently restricted securities and may not be resold unless registered or exempt from registration. Pursuant to rule 144 adopted under the securities act of 1933, as amended, restricted securities held by non-affiliates generally may be resold after satisfying a one-year holding period. A significant number of our restricted securities will satisfy the one-year holding period in the second quarter of 2007. If large numbers of shareholders holding these restricted securities choose to sell after satisfying the one-year holding period, the price of our Common Stock could be negatively affected.

         SALES OF ADDITIONAL SHARES OF COMMON STOCK IN THE FUTURE WITHOUT SHAREHOLDER APPROVAL COULD DEPRESS THE VALUE OF OUR COMMON STOCK. We are authorized to issue up to 100,000,000 shares of Common Stock and up to 5,000,000 shares of blank check preferred stock. Issuance of significant numbers of additional shares of Common Stock or preferred stock convertible into Common Stock could have a dilutive affect on the value of the shares currently outstanding.

         FAILURE TO COMPLY WITH THE PROVISIONS OF SARBANES-OXLEY LEGISLATION COULD HAVE A MATERIAL ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION. Legislation commonly referred to as the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley") requires public companies to develop internal control policies and procedures and to undergo an audit of those internal control policies and procedures on an annual basis. This legislation is relatively new and the United Sates Securities and Exchange Commission (the "Commission") is still developing rules and guidance for public companies concerning the manner in which compliance with Sarbanes-Oxley will be determined. At this time, we are a small business and do not meet the accelerated filer requirements of Sarbanes-Oxley. Recently, the Commission extended the date for compliance with the internal control audit requirements of Sarbanes-Oxley for small businesses not meeting the accelerated filer requirements, and as a result, we do not expect that we will be required to undergo an audit of internal controls until our calendar year ending 2008. We anticipate that we will prepare our internal control compliance manual during the remainder of 2007 and will undertake a preliminary review and assessment of internal controls in early 2008 for the year ended December 28, 2007. No assurances can be given that this extension of time will continue or that we will not cease to be a small business or will not become an accelerated filer prior to 2009. If we become subject to the internal control audit requirement before we are in a position to comply, the affect on our operations and financial condition could be significant.

         WE HAVE MADE NUMEROUS "FORWARD-LOOKING STATEMENTS" REGARDING OUR PLANS AND OBJECTIVES FOR FUTURE OPERATIONS, AND INITIATIVES INTENDED TO IMPROVE FUTURE ECONOMIC PERFORMANCE. These forward-looking statements reflect our predictions about our future ability to: (i) obtain and maintain customer acceptance of our services, (ii) stabilize, refine and improve the efficiency of our operations and business processes; (iii) develop and maintain an effective sales network,
(iv) expand our network of stores and effectively penetrate, establish and stabilize operations in, new markets, (v) increase demand for our services and correspondingly grow revenue, (vi) establish a reputation for cost-effective, quality and efficient service and brand recognition on a national basis, (vii) maintain pricing and profit margins, and (viii) secure required capital to execute our plans and grow the company.

         Our forward-looking statements are based on assumptions about future events which we believe to be reasonable. However, these assumptions relate to future economic, competitive and market conditions, and other future events that are impossible to predict accurately and are beyond our control. For example, we have assumed, among other things, that: (a) economic conditions (including financial, credit, monetary and labor markets) will remain relatively stable,
(b) demand for unskilled and semi-skilled temporary workers will continue in accordance with historic trends, (c) our customers will be credit-worthy and will pay their bills, (d) we will secure the needed capital to fund the development and growth of our business, (e) there will be no material adverse changes in governmental regulations, policies and administrative practices (including immigration, employee wage and benefits laws, etc.) affecting our business.

         We believe the discussions of forward-looking information contained in this document are useful because they provide a framework for you to assess the assumptions and related risks that could affect our business and the value of our securities. However, you should not rely on any forward-looking statement that we have made as any form of representation or guarantee that our objectives or plans will be achieved.

ITEM 2.           DESCRIPTION OF PROPERTY.

         We operate out of an 18,500 square foot office building located in Post Falls, Idaho. We also maintain several network servers in a co-location server facility in Liberty Lake, Washington. Management believes that the office building is adequate for our facility needs for the next eighteen months. We are currently evaluating alternatives to expand our corporate facilities in the future.

         BUILDING FINANCE. In November 2005, we purchased the building for $1,125,000 in Post Falls, Idaho that serves as our corporate headquarters. In December 2005, we entered into a financing transaction in which we sold the building to John Coghlan, a director and significant shareholder of the Company, for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. Under the lease we make rental payments of $10,000 per month, triple net, commencing on January 1, 2006. The lease rate is fixed for the term of the lease. We may pay the rent in cash or, at our option, by issuance of shares of the Company's Common Stock. If rent is paid in Common Stock, the price per share shall be adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company's Common Stock is traded. We also have an option to repurchase the building for $1,125,000 at any time after January 1, 2008, provided the lease is still in effect and the Company is in good standing under the lease. In the 52 week period ended December 29, 2006, in lieu of cash payment of $120,000 in rent, we issued 29,718 shares of restricted Common Stock at an average price per share of $4.03.

         OPERATING LEASES. In addition to the building in Post Falls, Idaho, we also lease store facilities, vehicles and equipment. The terms of our store leases range from month-to-month to five years. Some of the leases have cancellation provisions that allow us to cancel on 90 day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Square footage of each lease varies depending on location but all of our facilities are currently considered adequate for our needs. We currently lease 77 store locations in 22 states and we own a building in Yuma, Arizona that serves as our store location in Yuma.

ITEM 3.           LEGAL PROCEEDINGS.

         On December 31, 2005 ProTrades Connection, Inc. filed a lawsuit against Command Staffing, LLC and seven individuals in the Superior Court for the State of California, Santa Clara County. The individual defendants are employees of Command Center, Inc and were formerly employed by ProTrades. In the lawsuit, the plaintiff alleges that the individual defendants breached written covenants against the solicitation of ProTrades employees. Subsequently, the plaintiff has amended its Complaint to add Command Center, Inc. and other individuals as additional defendants in the case.

         The Company and the remaining defendants intend to continue their vigorous defense of this case. The Company has not established a contingent loss reserve as the outcome of the litigation is uncertain at this point in time.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted to the shareholders for vote in the fiscal quarter ended December 29, 2006.

                                   FORM 10-KSB

                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         Our Common Stock, par value $0.001 per share ("Common Stock") trades in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol "CCNI". The following table sets out the range of high and low bid prices for the common stock for the periods presented.

                                                         Bid Information*

                  Quarter Ended                    High                     Low
                  -------------                    ----                     ---

                  March 31, 2005                   $1.00                   $0.60
                  June 30, 2005                    $0.95                   $0.85
                  September 30, 2005               $1.10                   $0.65
                  December 31, 2005                $8.85                   $1.10
                  March 31, 2006                   $8.50                   $6.90
                  June 30, 2006                    $7.50                   $2.50
                  September 29, 2006               $5.00                   $3.50
                  December 29, 2006                $6.25                   $4.20

* The pricing information set forth has been adjusted to reflect a five for one forward stock split that was distributed in August (2005.)

         The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

HOLDERS OF THE CORPORATION'S CAPITAL STOCK

         At December 29, 2006, we had 140 stockholders of record.

DIVIDENDS

         No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

RECENT SALES OF UNREGISTERED SECURITIES

         During 2006, we sold 4,700 shares of Series A Preferred Stock at an offering price of $100 per share, or an aggregate offering price of $470,000. The Series A Preferred Stock was convertible into common stock at a conversion price of 33 and 1/3 shares of Common Stock per one share of Series A Preferred converted. All of the Series A Preferred Shares were converted into 156,666 shares of Common Stock in 2006 and no shares of Series A Preferred Stock are outstanding at December 29, 2006.

         In addition to the Common Stock issued on conversion of the Series A Preferred Stock, we sold 342,002 shares of Common Stock in a private placement at an offering price of $3.00 per share.

         Both the Series A Preferred Stock and the Common Stock offerings were placed by officers and directors of the Company and no commissions were paid on placement of the shares. The offerings were made in private transactions to persons that qualified as "accredited investors," as that term is defined in Regulation D adopted under the Securities Act of 1933, as amended (the "Act"). The offerings were exempt from registration under the Act by virtue of Rule 506 of Regulation D and the corresponding exemptions from registration afforded under the laws of the various states in which investors may reside.

         We also issued 29,718 shares of Common Stock to John Coghlan, a director of the company in lieu of cash payment of $120,000 in rent. The shares issued to Mr. Coghlan were exempt from registration under ss.4(2) of the Act.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

         During the 52 weeks ended December 29, 2006, we made significant changes in our business model and strategy. We began the year as a franchise company with our primary source of revenue derived from franchise and licensing fees. We ended the year having acquired the operations of all of our franchisees and deriving all of our revenues from temporary staffing store operations. In the course of this change, we added significant personnel and infrastructure to support the increased transaction load. We also incurred significant professional fees and other non-recurring costs to complete the roll-up of the franchisee operations.

         As a result of the change in character of the business in 2006, our operating results are not comparable to the results of operations in 2005. Year over year comparisons do not aid in understanding our current business model and are not provided.

RESULTS OF OPERATIONS

52 WEEKS ENDED DECEMBER 29, 2006

         REVENUES. Revenues were $71,271,626 in the 52 weeks ended December 29, 2006. Revenues included $70,622,505 from the provision of temporary staffing services, $535,745 from franchise revenues, and $113,376 from other income. First quarter revenues of $421,478 were derived almost entirely from franchise fees. On April 1, 2006, we began operating temporary staffing stores and in the remainder of the year we generated $70,850,148 in revenues, almost all of which came from providing staffing services. We discontinued our franchise operations in 2006 and will derive future revenues solely from temporary staffing store operations.

         At December 29, 2006, we operated 77 temporary staffing stores located in 22 states. Pro forma information reflecting the revenues and earnings of the acquired franchisee operations as if acquired on January 1, 2005 are presented in Footnote 3 to the Financial Statements included in Item 7, Part II of this Form 10-K. Our temporary staffing store operations are new in 2006 and we are not able to provide meaningful comparative information on a store level basis with store operations from prior periods. Information available on individual stores operated as franchisees prior to the acquisitions were reported as stand alone businesses and are not indicative of the results of those same stores operated under our new model as company owned stores.

         COST OF SERVICES. Total cost of services in the 52 weeks ended December 29, 2006 amounted to $51,054,838 or 72.3% of revenue from services. Cost of services is comprised of the costs of providing temporary personnel, including wages, payroll taxes and employee benefits, workers' compensation costs, and other direct costs relating to our temporary workers, and transportation, travel costs, safety equipment and other costs of services. Our temporary workers' compensation costs represent a significant expense of providing temporary staffing services. In May, 2006, we negotiated a workers' compensation plan through AIG that has streamlined our workers' compensation plan and allowed us to control workers' compensation costs. Aggregate workers' compensation costs for the year totaled $3,773,246 or 5.3% of revenue from services. Other direct costs of services amounted to $287,327.

         Our gross margin of 27.7% was in line with expectations for 2006. When we rolled up the franchisees, we obtained an existing book of business with a blended average gross margin below the level of business we are currently pursuing. We anticipate that margins will increase as we replace low margin opportunities with higher margin opportunities in the coming periods. Our sales force is currently focused on a solution selling approach that looks to the benefits our services can offer our customers and we anticipate that this approach will drive an increase in margins in 2007.

         OPERATING EXPENSES. Operating expenses totaled $22,020,314 in 2006. Personnel costs accounted for $12,580,971. (As reflected on our Statement of Operations, "Personnel costs," which is part of our "Selling, General and Administrative Expenses," represents costs relating to our internal company employees as distinguished from similar employment costs relating to our temporary workers, which appear under "Cost of Services.") We also incurred selling and marketing expenses of $1,260,426, transportation and travel costs of $1,064,174, office expenses of $1,398,727, rent and lease costs of $1,468,039, and legal, professional and consulting services costs of $902,315. Total selling, general and administrative costs amounted to 31% of total revenue resulting in a loss for the year. These expenses reflect the significant costs incurred to add personnel and build the infrastructure necessary to shift our business model from franchisor with approximately 75 customers to an operating temporary staffing business with thousands of customers, hundreds of internal staff and many thousands of temporary workers. We also incurred approximately $350,000 in litigation costs in 2006 resulting from a lawsuit filed by a competitor. The lawsuit is described in Item 3, Legal Proceedings, Part I of this Form 10-KSB. We anticipate that operating expenses will decline as a percentage of revenue in 2007 as our business stabilizes. Our personnel costs are also expected to decline as a percentage of revenue in 2007 as we utilize the excess personnel capacity created in our ramp up in 2006 when we changed our business model our training and integration of our internal personnel matures.

         We do expect, however, to incur significant costs to establish a national sales force early in 2007. We are currently in the process of splitting the sales function from the store operations function. We expect this will increase the revenue per store when compared to the store sales model and will be monitoring this process closely in 2007. During the ramp up phase of the shift to a dedicated sales force, we expect to see continuing high operating costs as a percentage of revenue.

         LOSSES FROM OPERATIONS. We incurred losses from operations of $1,803,526 in the 52 weeks ended December 29, 2006. The losses are primarily attributable to the costs of the roll up transaction where we acquired the assets of our franchisees and the legal costs of defending the litigation mentioned under operating costs above. We do not anticipate significant acquisition related expenses in 2007 and expect the litigation costs to moderate in future periods. The costs to establish a sales force are expected to generate losses in the first quarter of 2007 with the losses moderating as sales increase from the directed selling activities. We are also focused on increasing margins in 2007 and, if this is realized, it will have a positive effect on operating results.

         NET LOSS. Interest expense amounting to $703,513 was partially offset by interest and other income of $87,891 resulting in aggregate net losses of $2,419,148 or a loss of $0.13 per share. We expect to increase margins and revenue in 2007 and anticipate that this will narrow or eliminate our losses as we spread our operating costs over a broader revenue base.

YEAR ENDED DECEMBER 31, 2005

         REVENUES. In 2005, we generated revenues of $2,190,259, an increase of $1,143,224 or 109% from the year ended December 31, 2004.

         Royalty income and franchise and license fee income grew to $1,749,381 in 2005 from $957,002 in 2004, an increase of 83%. The increase was attributable to growth in the number of franchisees and growth in franchisee revenues generated during the period. As noted elsewhere in this Report, we have acquired all of our existing franchisees and converted our business from that of a franchisor to an operator of temporary staffing stores. We no longer generate revenues from franchising.

         Interest and investment income and other income increased to $440,878 in 2005 from $90,033 in 2004. The increase in other income was primarily due to the settlement of litigation with a former franchise owner. The settlement of litigation was a one time event and is not expected to recur in future periods.

         OPERATING EXPENSES. Operating expenses increased to $1,833,280 in 2005 compared to $1,184,698 in 2004. This represents nearly a 55% increase and is the direct result of the growth in the number of franchisees and the growth in infrastructure required by the anticipated acquisition of the franchisees and conversion of the company to a temporary staffing store operator.

         We continued to incur operating expenses from franchise operations until the franchisees were acquired in the second quarter of 2006.

         INCOME FROM OPERATIONS. For the year ended December 31, 2005, we generated net income of $354,758 compared to a $137,663 loss from operations in 2004. The change is consistent with the growth in the number of franchisees and the increasing revenue they generated in the period against which our royalty income is computed.

LIQUIDITY AND CAPITAL RESOURCES

         At December 29, 2006, we had total current assets of $12,475,943 and $12,303,901 in current liabilities, including $1,276,053 in amounts due to affiliates. We had cash of $1,390,867, less checks issued and outstanding of $849,396, and trade accounts receivable of $9,328,148 (net of allowance for bad debts of $390,863).

         Weighted average aging on our trade accounts receivable at December 29, 2006, was 38 days; actual bad debt write-off expense as a percentage of total customer invoices during fiscal year 2006 was 0.5%, and 0.6% in the fourth quarter ended December 29, 2006. Our accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

         We will require additional capital to fund operations during fiscal year 2007, assuming we execute our business model and continue to grow our operations as planned. Timing of our cash flow requirements will depend in part on the timing of the costs to establish a sales force, the dates on which sales begin to ramp up due to seasonal fluctuations and new directed selling efforts, and the extent to which our actual rate of growth throughout 2007 matches our growth projections for 2007, upon which we have based the rate at which we plan to scale our personnel costs to support our projected operations.

         As we grow, we will require significant new sources of working capital to fund continuing operations and finance the growth of operating store accounts receivable. We are now pursuing several alternatives to generate growth capital, either through debt or equity, to relieve the expected negative cash flow during the first half of 2007.

         We currently operate under a $9,950,000 line of credit facility with our principal lender for a accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company's accounts receivable balance, and when a customer's aggregate past due account exceed 50% of that customer's aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at December 29, 2006 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2008. The balance due our lender at December 29, 2006 was $5,725,146.

         The line of credit facility agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $2,000,000 through March 31, 2007 and $3,500,000 thereafter, and that we maintain a rolling average of 75% of projected EBITDA. At December 29, 2006, we were not in compliance with the cash flow and tangible net worth covenants. Our lender waived compliance at year end and the loan was in good standing at December 29, 2006.

         No assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

ITEM 7.       FINANCIAL STATEMENTS.

COMMAND CENTER, INC.
--------------------------------------------------------------------------------

FINANCIAL STATEMENTS AND
REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

DECEMBER 29, 2006 AND DECEMBER 31, 2005

COMMAND CENTER, INC.

--------------------------------------------------------------------------------
CONTENTS
--------------------------------------------------------------------------------

                                                                          PAGE

REPORT OF INDEPENDENT REGISTERED
         PUBLIC ACCOUNTING FIRM                               FORM 10-KSB - 24

FINANCIAL STATEMENTS

     BALANCE SHEETS                                           FORM 10-KSB - 25

     STATEMENTS OF OPERATIONS                                 FORM 10-KSB - 26

     STATEMENTS OF STOCKHOLDERS' EQUITY                       FORM 10-KSB - 27

     STATEMENTS OF CASH FLOWS                                 FORM 10-KSB - 28

     NOTES TO FINANCIAL STATEMENTS                FORM 10-KSB - 29  THROUGH 45

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Command Center, Inc.


We have audited the accompanying balance sheets of Command Center, Inc. ("the Company") as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements the Company has restated its 2005 financial statements.


March 20, 2007

Spokane, Washington


                                       24
COMMAND CENTER, INC.
--------------------------------------------------------------------------------
BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                                              As Restated
ASSETS                                                                         December 29,    December 31,
CURRENT ASSETS:                                                                   2006            2005
                                                                             ------------    ------------
     Cash                                                                    $  1,390,867    $    369,844
     Accounts receivable trade, net of allowance for bad debts of $390,863
        and $37,000 at December 29, 2006 and December 31, 2005                  9,328,148         356,367
     Amounts due from affiliates                                                       --         676,101
     Note receivable - current                                                     65,609         191,847
     Prepaid expenses and deposits                                              1,111,906          47,214
     Current portion of workers' compensation risk pool deposits                  579,413              --
     Investment in securities                                                          --         404,000
                                                                             ------------    ------------
        Total current assets                                                   12,475,943       2,045,373
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT - NET                                                    3,390,696       1,589,253
                                                                             ------------    ------------

OTHER ASSETS:

     Note receivable - non-current                                                 69,930          91,660
     Workers' compensation risk pool deposits                                   1,473,297              --
     Goodwill                                                                  31,219,129       1,543,572
     Intangible assets - net                                                      731,000              --
                                                                             ------------    ------------
        Total other assets                                                     33,493,356       1,635,232
                                                                             ------------    ------------
            TOTAL ASSETS                                                     $ 49,359,995    $  5,269,858
                                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

     Accounts payable trade                                                       797,606         135,676
     Checks issued and outstanding                                                849,396
     Line of credit facility                                                    5,725,146              --
     Advances payable                                                             300,000              --
     Amounts due to affiliates                                                  1,276,053         456,525
     Accrued wages and benefits                                                 1,557,864              --
     Other current liabilities                                                    400,313              --
     Current portion of note payable                                                8,445              --
     Workers' compensation insurance and risk pool deposits payable               809,665              --
     Current portion of workers' compensation claims liability                    579,413              --
                                                                             ------------    ------------
        Total current liabilities                                              12,303,901         592,201
                                                                             ------------    ------------

LONG-TERM LIABILITIES

     Note payable, less current portion                                            94,632              --
     Workers' compensation claims liability, less current portion                 843,296              --
     Finance obligation                                                         1,125,000       1,125,000
                                                                             ------------    ------------
        Total long-term liabilities                                             2,062,928       1,125,000
                                                                             ------------    ------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

     Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
        none issued                                                                    --              --
     Common stock - 100,000,000 shares, $0.001 par value, authorized;
        23,491,862 and 10,066,013 issued and outstanding, respectively             23,492          10,066
     Additional paid-in capital                                                37,171,727       3,325,496
     Retained earnings (deficit)                                               (2,202,053)        217,095
                                                                             ------------    ------------
        Total stockholders' equity                                             34,993,166       3,552,657
                                                                             ------------    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 49,359,995    $  5,269,858
                                                                             ============    ============

See accompanying notes to financial statements.

COMMAND CENTER, INC.
--------------------------------------------------------------------------------
Statements of Operations
--------------------------------------------------------------------------------

                                                                   As Restated
                                                                   ------------
                                                   52 Weeks Ended   Year Ended
                                                    December 29,    December 31,
REVENUE:                                                2006            2005
                                                    ------------    ------------
     Revenue from services                          $ 70,622,505    $         --
     Franchise revenues                                  535,745       1,749,381
     Other income                                        113,376         440,878
                                                    ------------    ------------
                                                      71,271,626       2,190,259
                                                    ------------    ------------
COST OF SERVICES:

     Temporary worker costs                           46,994,265              --
     Workers' compensation costs                       3,773,246              --
     Other direct costs of services                      287,327              --
                                                    ------------    ------------
                                                      51,054,838              --
                                                    ------------    ------------
GROSS PROFIT                                          20,216,788       2,190,259
                                                    ------------    ------------

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

     Personnel costs                                  12,580,971         415,787
     Selling and marketing expenses                    1,260,426          37,588
     Transportation and travel                         1,064,174          85,549
     Office expenses                                   1,398,727         331,647
     Legal, professional and consulting                  902,315         493,946
     Depreciation and amortization                       336,516          58,104
     Rents and leases                                  1,468,039          28,380
     Other expenses                                    3,009,146         382,279
                                                    ------------    ------------
                                                      22,020,314       1,833,280
                                                    ------------    ------------
INCOME (LOSS) FROM OPERATIONS                         (1,803,526)        356,979
                                                    ------------    ------------

     Interest expense                                   (703,513)         (2,221)
     Interest and other                                   87,891              --
                                                    ------------    ------------
         Interest and other income (expense), net       (615,622)         (2,221)
                                                    ------------    ------------

NET INCOME (LOSS)                                   $ (2,419,148)   $    354,758
                                                    ============    ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE           $      (0.13)   $       0.04
                                                    ============    ============
BASIC AND DILUTED WEIGHTED AVERAGE

COMMON SHARES OUTSTANDING                             18,247,364       9,563,835
                                                    ============    ============


See accompanying notes to financial statements.

COMMAND CENTER, INC. (FORMERLY COMMAND STAFFING LLC)
--------------------------------------------------------------------------------
Statements of Stockholders' Equity
--------------------------------------------------------------------------------


                                                                         Preferred Stock                     Common Stock
                                                                      Shares         Par Value         Shares        Par Value
                                                                     ------------    ------------    ------------   ------------
BALANCES, DECEMBER 31, 2004                                                    --    $         --       5,852,333   $      5,852

     Forward stock split                                                       --              --       2,809,120          2,809

     Stock issued for purchase of Harborview                                   --              --       1,404,560          1,405

     Recapitalization with Temporary Financial Services, Inc.                  --              --              --             --

     Net income for the year                                                   --              --              --             --
                                                                     ------------    ------------    ------------   ------------

BALANCES, DECEMBER 31, 2005, AS RESTATED                                       --              --      10,066,013         10,066

     Common stock issued for purchase of temporary staffing stores             --              --      12,897,463         12,897

     Preferred stock issued for cash                                        4,700               5              --             --

     Common stock issued on conversion of preferred stock                  (4,700)             (5)        156,667            157

     Common stock issued for rent                                              --              --          29,718             30

     Common stock issued for cash                                              --              --         342,001            342

     Let loss for the year                                                     --              --              --             --
                                                                     ------------    ------------    ------------   ------------

BALANCES DECEMBER 29, 2006                                                     --    $         --      23,491,862   $     23,492
                                                                     ============    ============    ============   ============

                                                                      Additional      Retained
                                                                       Paid-in        Earnings
                                                                       Capital        (Deficit)        Total
                                                                     ------------    ------------    ------------
BALANCES, DECEMBER 31, 2004                                          $    397,689    $   (137,663)   $    265,878

     Forward stock split                                                   (2,809)             --              --

     Stock issued for purchase of Harborview                            1,403,155              --       1,404,560

     Recapitalization with Temporary Financial Services, Inc.           1,527,461              --       1,527,461
                                                                                                     ------------
     Net income for the year                                                   --         354,758         354,758
                                                                     ------------    ------------    ------------

BALANCES, DECEMBER 31, 2005, AS RESTATED                                3,325,496         217,095       3,552,657

     Common stock issued for purchase of temporary staffing stores     32,230,760              --      32,243,657

     Preferred stock issued for cash                                      469,995              --         470,000

     Common stock issued on conversion of preferred stock                    (152)             --              --

     Common stock issued for rent                                         119,970              --         120,000

     Common stock issued for cash                                       1,025,658              --       1,026,000

     Let loss for the year                                                     --      (2,419,148)     (2,419,148)
                                                                     ------------    ------------    ------------

BALANCES DECEMBER 29, 2006                                           $ 37,171,727    $ (2,202,053)   $ 34,993,166
                                                                     ============    ============    ============


See accompanying notes to financial statements.

COMMAND CENTER, INC.
--------------------------------------------------------------------------------
Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                               As Restated
                                                                                               ------------
                                                                               52 Weeks Ended   Year Ended
                                                                                 December 29,   December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                               2006           2005
                                                                                 -----------    -----------
     Net income (loss)                                                           $(2,419,148)   $   354,758
                                                                                 -----------    -----------
     Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:

         Depreciation and amortization                                               336,516         53,917
         Allowance for bad debts                                                     353,863         27,000
         Amortization of note receivable discount                                     11,136          4,187
         Common Stock issued for interest on finance obligation                      120,000             --
     Change in:

         Accounts receivable trade                                                (2,765,256)      (279,683)
         Amounts due from affiliates                                                 676,101        438,605
         Prepaid expenses and deposits                                            (1,064,692)         1,680
         Workers' compensation risk pool deposits                                 (2,052,710)            --
         Accounts payable trade                                                      661,930       (169,530)
         Amounts due to affiliates                                                   290,012        105,000
         Accrued wages, benefits and other                                         1,958,177             --
         Workers' compensation insurance and risk pool deposits payable              809,665             --
         Workers' compensation claims liability                                    1,422,709             --
                                                                                 -----------    -----------
            Total adjustments                                                        757,451        181,176
                                                                                 -----------    -----------
            Net cash provided (used) by operating activities                      (1,661,697)       535,934
                                                                                 -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

         Purchases of property and equipment                                      (1,465,775)      (609,869)
         Cash received in acquisitions                                                    --        335,009
         Collections on note receivable                                              136,832        200,835
         Sale of investments                                                         404,000             --
                                                                                 -----------    -----------
            Net cash used by investing activities                                   (924,943)       (74,025)
                                                                                 -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

         Checks issued and outstanding                                               849,396             --
         Advances on line of credit facility                                         964,291             --
         Advances payable                                                            300,000             --
         Principal payments on note payable                                           (2,024)      (133,333)
         Sales of preferred stock                                                    470,000             --
         Sales of common stock                                                     1,026,000             --
                                                                                 -----------    -----------
            Net cash provided (used) by financing activities                       3,607,663       (133,333)
                                                                                 -----------    -----------

NET INCREASE IN CASH                                                               1,021,023        328,576
CASH, BEGINNING OF YEAR                                                              369,844         41,268
                                                                                 -----------    -----------
CASH, END OF YEAR                                                                $ 1,390,867    $   369,844
                                                                                 ===========    ===========


See accompanying notes to financial statements.

NOTE 1 -- BASIS OF PRESENTATION:

In 2005 we changed our business from that of a financing company to a franchisor of temporary staffing businesses. In the second quarter of 2006, we changed our business from franchisor of temporary staffing businesses to operator of temporary staffing businesses. Accordingly, information presented for the year ended December 31, 2005 is not relevant to our current business activities.

RESTATEMENTS

The Company's financial statements have been restated from those previously reported. The Restatement corrects an error in the Company's presentation of the recapitalization transaction that took place November 9, 2005, and a real estate financing transaction.

RECAPITALIZATION TRANSACTION

For the year ended December 31, 2005, the Company presented comparative income statement information for 2005 and 2004 reflecting operations of the predecessor company, Temporary Financial Services, Inc. ("TFS") through November 8, 2005, and the operations of TFS combined with the operations of the acquired companies, Command Staffing LLC ("Command Staffing") and Harborview Software, Inc. ("Harborview") from November 9, 2005 through December 31, 2005. November 9, 2005 was the date on which the acquisitions of Command Staffing and Harborview were closed.

Upon management's review of the accounting guidance and consultation with other experts they determined that Command Staffing was the accounting acquirer in the transaction. As a result, the 2005 statements of Command Center Inc. have been restated to include the purchase of the 50% interest in Harborview not owned by Glenn Welstad, (the Company's CEO and a director) and the operations and cash flows of TFS for the period beginning November 9, 2005 (the acquisition date) and ending December 31, 2005.

REAL ESTATE FINANCING TRANSACTION

In November 2005, the Company purchased a building for $1,125,000 in Post Falls, Idaho to serve as its corporate headquarters. In December 2005, the Company entered into transaction in which it sold the building to John Coghlan, a director and major shareholder for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. The transaction was originally accounted for as a lease. Upon further review of the applicable accounting guidance related to the sale, management concluded that the transaction should have been properly accounted for as a financing transaction because of the Company's option to purchase the building back from Mr. Coghlan. Accordingly, the Company has restated its 2005 financial statements to reflect the building and a corresponding finance obligation. The restatement has no affect on net income as previously reported.

The following is the summary of the effects of the above corrections:

                                    AS
                                ORIGINALLY        AS
                                   FILED        RESTATED       CHANGE
                                -----------    -----------   -----------
Financial position

   Total assets                 $ 2,601,286    $ 5,269,858   $ 2,668,572
                                ===========    ===========   ===========

 Finance obligation             $        --    $ 1,125,000   $ 1,125,000
                                ===========    ===========   ===========

   Total stockholders' equity   $ 2,009,085    $ 3,552,657   $ 1,543,572
                                ===========    ===========   ===========

Results of operations

   Revenue                      $   372,211    $ 2,190,259   $ 1,818,048
   Operating and interest
      expenses                  $   572,333    $ 1,835,501   $ 1,263,168
                                -----------    -----------   -----------
   Net income (loss)            $  (200,122)   $   354,758   $   554,880
                                ===========    ===========   ===========
   Basic and diluted income
       (loss) per share         $     (0.05)   $      0.04   $      0.09
                                ===========    ===========   ===========

NOTE 2 -- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION. Command Center, Inc. (referred to as "the Company", "CCNI", "us" or "we") is a Washington corporation organized in 2000. We reorganized the company in 2005 and 2006 and now provide temporary employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the construction, transportation, warehousing, landscaping, light manufacturing, retail, wholesale, and facilities industries. We have approximately 77 stores located in 22 states and the District of Columbia. None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

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

FISCAL YEAR END. The financial statements for the period ended December 29, 2006 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. 2006 was a 52 week year ending on December 29, 2006. We adopted the change to a 52/53 week year in April of 2006 when we converted our business model to a temporary staffing store operator from that of a franchisor. We reported financial results in 2005 on the calendar year ending December 31, 2005.

RECLASSIFICATIONS. Certain amounts in the financial statements for 2005 have been reclassified to conform to the 2006 presentation. These reclassifications have no effect on net income, total assets or stockholders' equity as previously reported.

REVENUE RECOGNITION. In 2006 we generated revenues primarily from providing temporary staffing services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to store credits. Revenues in 2005 were generated primarily from franchise fees received from temporary staffing store franchisees. We acquired the franchisees in the second quarter of 2006 and are no longer generating revenues from franchise fees.

At December 31, 2005, the Company had no obligations to franchisees that would represent significant commitments or contingencies outstanding under our franchise agreements.

COST OF SERVICES. Cost of services includes the wages of temporary employees, related payroll taxes and workers' compensation expenses.

CASH. Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions. At December 29, 2006, approximately $766,000 was held in one bank and $220,000 in another bank. These amounts exceed the depositor protections afforded by the Federal Deposit Insurance Corporation.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS. Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected.

PROPERTY AND EQUIPMENT. The Company capitalizes equipment purchases in excess of $1,500 and depreciates the capitalized costs over the useful lives of the equipment, usually 3 to 5 years. Maintenance and repairs are charged to operations. Betterments of a major nature are capitalized. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in operations. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or their useful lives.

CAPITALIZED SOFTWARE DEVELOPMENT COSTS. We expense costs incurred in the preliminary project stage of developing or acquiring internal use software. Once the preliminary assessment is complete management authorizes the project. When it is probable that: the project will be completed; will result in new software or added functionality of existing software; and the software will be used for the function intended, we capitalize the software development costs. For the 52 weeks ended December 29, 2006 and the year ended December 31, 2005, capitalized software costs, net of accumulated amortization, were $536,770 and $288,000 respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software which ranges from three to seven years.

WORKERS' COMPENSATION RESERVES. In accordance with the terms of our workers' compensation liability insurance policy, we maintain reserves for workers' compensation claims to cover the cost of claims up to the amount of our deductible. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of the reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required.

GOODWILL AND OTHER INTANGIBLE ASSETS. Goodwill relates to the acquisition of a temporary staffing software company in 2005 and 67 temporary staffing stores in 2006. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," at least annually as of the end of each fiscal year, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value. At December 29, 2006, we had not recorded any impairment losses related to goodwill. Intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be 69 months. We expect to recognize amortization expense on our intangible assets of $160,000 per year for the next four years and $81,000 during year five.

FAIR VALUE OF FINANCIAL INSTRUMENTS. The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 29, 2006 and December 31, 2005 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of investments and notes receivable at December 29, 2006 and December 31, 2005 also approximated their fair values based on the nature and terms of those instruments. The carrying values of our financing obligation, line of credit facility and amount due to affiliates, at December 29, 2006 and December 31, 2005 also approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

INVESTMENTS. Investments are not a significant part of our business in 2006. Prior to November 2005, real estate contracts receivable were purchased and held for interest rate yield. At December 31, 2005, our investments were held for sale with the sales proceeds intended to finance our temporary labor business. The fair value of investments approximated their face value at December 31, 2005.

INCOME TAX. Deferred taxes are provided, when material, using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward. As required under SFAS No. 109, Accounting for Income Taxes, expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in a corporate tax rate, could have a material impact on our financial condition or results of operations. When warranted, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management's judgments regarding future events. Based on our analysis, we have determined that a valuation allowance is appropriate for net operating losses incurred in the year ended December 29, 2006.

EARNINGS PER SHARE. The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128"). Under the provisions of SFAS 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The Company had no common stock equivalents during the 52 weeks ended December 29, 2006 and the year ended December 31, 2005. Accordingly, no difference between basic and diluted earnings per share is reported at December 29, 2006 and December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS. In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB No. 133 and 140" (SFAS 155), which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative, that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially, and subsequently, measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No.140 previously prohibited a qualifying special-purpose beneficial interest, other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

In June 2006, the FASB issued FASB interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109." Fin 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective beginning in fiscal 2008. The Company is currently evaluating the impact of adopting FIN 48.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS
157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company's fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

NOTE 3 -- BUSINESS COMBINATIONS:

During 2006, we acquired the assets and/or rights to operate 67 temporary staffing stores formerly operated by franchisees of the company. An aggregate of 12,897,463 shares were issued in the acquisitions. We estimated the value of each share of stock issued in the acquisitions at $2.50 per share, resulting in a purchase price of $32,243,657, including $29,675,557 of goodwill, none of which is expected to be deductible for tax purposes.

The following represents management's estimate of the fair value of the assets acquired and liabilities assumed in the acquisitions.

Accounts receivable                          $  7,233,185
Reserve for uncollectible accounts               (672,797)
Building                                          149,000
Leasehold improvements                            147,644
Furniture and fixtures                            230,870
Computer equipment                                 75,670
Intangible assets (customer relationships)        800,000
Goodwill                                       29,675,557
                                             ------------
     Total assets acquired                     37,639,129

Accounts receivable loans payable              (4,760,855)
Mortgage payable                                 (105,101)
Amounts payable to affiliates                    (529,516)
                                             ------------
     Total liabilities                         (5,395,472)
                                             ------------
          Total purchase price               $ 32,243,657
                                             ============

The acquisitions were undertaken as a key element in converting our business model from a franchisor of temporary staffing stores to an operator of temporary staffing stores.

The following is an unaudited summary, prepared on a pro forma basis, combines the results of operations of the Company with those of the acquired businesses for the 52 weeks ended December 29, 2006 and the year ended December 31, 2005, as if the acquisitions took place on January 1, 2005. The pro forma results of operations include the impact of certain adjustments, including elimination of inter company balances for franchise fees. Loss per share is derived using pro forma weighted average shares calculated as if the shares issued in the acquisition were issued and outstanding as of January 1, 2005.

                                   2006              2005

Gross revenues               $   97,351,310    $   83,667,069
                             --------------    --------------
Net loss                     $   (4,015,664)   $   (2,669,593)

Net loss per share-basic     $        (0.17)   $        (0.12)
                             --------------    --------------
Net loss per share-diluted   $        (0.17)   $        (0.12)
                             --------------    --------------

On November 9, 2005 and in connection with the recapitalization transaction described in Note 1, the Company purchased the remaining 50% of Harborview from Ronald L. Junck, a director for 1,404,560 shares of the Company's unregistered common stock. The shares were valued at $1.00 per share or $1,404,560 based on management's estimate of the fair value of the shares at the time of the transaction. The estimated fair value of the assets and liabilities purchased are as follows:

Accounts receivable, net              $    47,529
Property and equipment, net                 6,771
Software and development costs, net       147,400
Goodwill                                1,543,572
                                      -----------
     Total assets acquired              1,745,272

Accounts payable                          (69,447)
Accrued expenses                          (67,647)
Related party notes payable              (203,620)
                                      -----------
     Total liabilities                   (340,714)
                                      -----------
           Total purchase price       $ 1,404,560
                                      ===========

Assuming the Harborview had been acquired as of the beginning of the period and included in the statements of operations, unaudited pro forma revenues, net income (loss) and net income (loss) per share would have been as follows:

                                        2005            2004

Gross revenues                      $   2,298,268   $   1,174,865
                                    -------------   -------------
Net income (loss)                   $     147,500   $    (123,425)
                                    -------------   -------------

Net income (loss) per share-basic   $        0.02   $       (0.02)
                                    -------------   -------------
Net income per share-diluted        $        0.02
                                    -------------

NOTE 4 -- RELATED-PARTY TRANSACTIONS:

In addition to the related party transactions described in Notes 5, 10, and 13, the Company has had the following transactions with related parties:

FINANCE LEASE TRANSACTIONS. During 2005, we purchased a building in Post Falls, Idaho to serve as the corporate headquarters for the Company. The purchase price of the building was $1,125,000 and the amount was paid in $525,000 of the Company's funds plus $600,000 advanced from John Coghlan, a director and major shareholder. Subsequently, the Company's Board of Directors received an offer from Mr. Coghlan to purchase the building from us subject to a finance lease arrangement described in Note 15. The Board accepted Mr. Coghlan's offer and sold the building to him at the original purchase price and immediately leased the building back on terms that the Board considered to be in the Company's best interests. In connection with the sale to Mr. Coghlan, the $600,000 advance was extinguished and at December 31, 2005, the Company had recognized a receivable from Mr. Coghlan of $523,849 relating to his purchase. The receivable was paid in full in February of 2006.

NEW STORE SURCHARGE FEE. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Company assumed the obligation of Command Staffing to pay Glenn Welstad, our CEO and Chairman, $5,000 for each new temporary staffing store opened by the Company. As of December 29, 2006 and December 31, 2005, the Company had accrued $175,000 and $105,000, respectively, payable to Mr. Welstad in new store surcharge fees. In connection with the acquisitions of the franchisee store operations in 2006, and to consolidate balances owing from and to various individuals and entities, the accrued new store surcharge fee of $175,000 was converted to a note payable to Mr. Welstad as of the end of the year. The note payable is described in Note 10.

In future periods, the obligation to pay the new store surcharge fee will accrue each time a new store is opened. This obligation terminates at the earlier of the date Mr. Welstad has received $1,700,000 (340 new stores), or December 31, 2010. If we open fewer than 340 stores by December 31, 2010, Mr. Welstad's payments under this arrangement will be limited to the amounts actually paid or accrued to that date.

NOTE 5 --AMOUNTS DUE FROM AFFILIATES:

ACCOUNTS RECEIVABLE-TRADE. Included in the Company's trade accounts receivable at December 29, 2006 and December 31, 2005 is $3,081 and $356,367, respectively, due from affiliates for franchise fees owed prior to our reorganization as a provider of temporary staffing store services. These amounts are due from temporary staffing businesses that are owned or controlled by the Company's officers, directors, controlling shareholders, or their affiliates. In the year ended December 31, 2005, substantially all of the company's franchise revenues were derived from franchisees affiliated with the company through common control.

ACCOUNTS RECEIVABLE-AFFILIATES. At December 31, 2005, we were owed $676,101 by affiliates. This amount included $523,849 due from John Coghlan for the balance due on the sale of the building pursuant to the real estate finance transaction (see Note 15) and $152,252 due from Viken Management ("Viken") a company owned by Glenn Welstad, for advances made to Viken during the year. During 2006, the balances due from Viken were combined with amounts we owed to Glenn Welstad for his cash advances and other operating expenses paid on behalf of the Company (See Note 10).

NOTE RECEIVABLE. At December 29, 2006, we were owed $65,609 on a non-interest bearing note receivable due in connection with litigation settled by Command Staffing in July of 2005. The note calls for payments due from the gross sales of temporary labor centers owned by former franchisees that were controlled by affiliates. In accordance with the requirements of Accounting Principles Board Opinion No. 21, the Company discounted the note receivable by an effective interest rate of 9%, and recognized the discount as a deduction from face value of the note. The Company is amortizing the discount ratably over the life of the note in its interest income. At December 29, 2006, the face amount of the note was $74,439 and an unamortized discount of $8,830 was recognized as a direct deduction from face value. During the year ended December 29, 2006, the Company recognized $11,136 of amortization of the discount in interest income. At December 29, 2005, the face amount of the note was $303,493 and an unamortized discount of $4,187 was recognized as a direct deduction from face value. We expect this note receivable to be paid in full in 2007 and the entire remaining balance has been classified as current.

NET PURCHASE RECEIVABLE - NON-CURRENT. At December 29, 2006, various individuals owed us an aggregate of $69,930 for amounts relating to the acquisitions of various temporary staffing stores in 2006. Included in the net purchase receivables are notes from Myron Thompson ($38,083) and Kevin Semerad ($11,584). Myron Thompson owns in excess of 10% of our Common Stock and Kevin Semerad is a Director of the company. The net purchase receivable amount did not bear repayment terms and was classified as non-current at December 29, 2006.

NOTE 6 -- PROPERTY AND EQUIPMENT:

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 29, 2006 and December 31, 2005:

                                              2006           2005

Buildings and improvements                $ 1,274,000    $ 1,125,000
Leasehold improvements                        750,364             --
Furniture & fixtures                          261,461        271,106
Computer hardware and licensed software       864,327             --
Accumulated depreciation                     (296,226)       (94,583)
                                          -----------    -----------
                                            2,853,926      1,301,523

Software development costs                    714,913        400,000
Accumulated amortization                     (178,143)      (112,000)
                                          -----------    -----------
                                              536,770        288,000
                                          -----------    -----------
      Total property and equipment, net   $ 3,390,696    $ 1,589,253
                                          ===========    ===========

During the 52 weeks ended December 29, 2006 and the year ended December 31, 2005, the Company recognized $267,516 and $58,104, respectively, of depreciation and amortization expense on its property and equipment.

NOTE 7 -- INTANGIBLE ASSETS:

The following table presents the Company's purchased intangible assets other than goodwill, which are included in other assets in the consolidated balance sheets:

                                                   2006

Customer relationships                           $ 800,000
Less accumulated amortization                      (69,000)
                                                 ---------
      Total amortizable intangible assets, net   $ 731,000
                                                 =========

We obtained our amortizable intangible assets as a result of the acquisition of operating assets and/or intangibles for 67 temporary staffing stores from various franchisees and store operators in the second quarter of 2006. We evaluated the acquisitions in accordance with Statement of Financial Accounting Standards No. 141. After considering all relevant factors, we concluded that the only amortizable intangible asset acquired was the customer relationships of the entities whose assets were purchased. Trademarks and trade names were not significant to the acquisitions since either we already owned this class of intangibles and our franchisees were using the rights under license, or we did not intend to carry forward the acquired businesses identity.

NOTE 8 --LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company's accounts receivable balance, and when a customer's aggregate past due account exceed 50% of that customer's aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section, and the rate is adjusted to the rate applicable on the last day of each month which was 8.25% at December 29, 2006. Our line of credit interest rate at December 29, 2006 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2008. In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement include certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $2,000,000 through March 31, 2007 and $3,500,000 thereafter, and that we maintain a rolling average of 75% of projected EBITDA. At December 29, 2006, we were not in compliance with the cash flow and tangible net worth covenants. Our lender waived compliance at year end and the loan was in good standing at December 29, 2006. The balance due our lender at December 29, 2006 was $5,725,146.

NOTE 9 -- ADVANCES DUE:

As of December 29, 2006, CCI had advances due unrelated parties of $300,000. The advances are non-interest bearing, un-collateralized and expected to be paid within the current period. During, 2006 the Company used the funds received from advances to finance its operating activities.

NOTE 10 -- AMOUNTS DUE TO AFFILIATES:

As of December 29, 2006, amounts due to affiliates and related parties are as follows:

Glenn Welstad(1)                              $  719,407
Tom Gilbert(2)                                    90,306
Dwight Enget(3)                                  114,091
Ronald L. Junck(3)                                 2,714
Other affiliated former owners of temporary
    staffing stores(5)                           349,535
                                              ----------
                                              $1,276,053

(1)     Mr. Welstad is our CEO and a director, the amount due him includes:
        $175,000 in new store surcharge fees (See Note 4), $70,000 of which was recognized in 2006; $90,000 of accrued salary due during 2006, $351,525 of prior year's amounts due, and $102,882 of other assumed liabilities in connection with equipment purchases and other expenses related to our acquisition of temporary staffing stores.

(2) Mr. Gilbert is a director and an officer, the amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Gilbert in 2006.

(3) Mr. Enget is a director and an officer, the amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Enget in 2006.

(4) Mr. Junck is a director and the Company's chief counsel, the amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Junck in 2006.

(5) These beneficial owners include the members of the various LLC's or the shareholders of the incorporated entities. Many are current employees of the Company and are not officers or directors, with the exception of the persons named in this paragraph. Amounts due consist of liabilities incurred in connection with the purchase of temporary staffing stores.

At December 31, 2005, we owed Glenn Welstad or entities controlled by him $351,525 for equipment purchases and other expenses incurred on behalf of the company at the time we acquired Command Staffing and Harborview Software and for payroll management services provided to acquired entities prior to acquisition that were assumed by the Company. We also owed Mr. Welstad $105,000 for new store surcharge fees payable in accordance with our acquisition agreement (See
Note 4).

During the first quarter of 2007, the outstanding amounts due to affiliates were converted to notes payable. The notes are due on or before June 30, 2008, bear interest at 5%, and are the unsecured general obligations of the company. The notes payable are subordinate to our line of credit facility.

NOTE 11 -- WORKERS' COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers' compensation insurance. Currently, we maintain a large deductible workers' compensation insurance policy through American International Group, Inc. ("AIG"). The policy covers the premium year from May 12, 2006 through May 11, 2007. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers' compensation claims arising in self-insured states, our workers' compensation policy covers any claim in excess of the $250,000 deductible on a "per occurrence" basis. This results in our being substantially self-insured.

We obtained our current policy in May, 2006 and since the policy inception, we have made payments into a risk pool fund to cover claims within our self-insured layer. Our payments into the fund for the premium year will total $2,400,000 based on estimates of expected losses calculated at inception of the policy. If our payments exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. The workers' compensation risk pool deposits totaled $2,052,710 as of December 29, 2006 and were classified as current and non current assets based upon management's estimate of the timing of the related claims liability. The deposits have not been discounted to present value in the accompanying financial statements.

We have discounted the expected liability for future losses to present value using a discount rate of 4.5%, which approximates the risk free rate on US Treasury instruments. Our expected future liabilities will be evaluated on a quarterly basis and adjustments to these calculations will be made as warranted.

On the basis of these expected losses, our workers' compensation reserve payments are considered adequate at December 29, 2006. If our loss experience increases during the remainder of the policy period which runs through May 11, 2007, the expected losses could exceed the reserves, in which case, we would be obligated to contribute additional funds to the risk pool fund. As indicated, our maximum exposure under the policy is capped at the greater of $5,750,000 or 10.6% of payroll expenses incurred during the premium year.

We record our workers' compensation contributions, net of expenses and payments actually made on claims incurred as "Workers' compensation risk pool deposits." We also record "Workers' compensation claims liability" for expected losses on claims arising during the current period. The claims liability is classified as current and non-current in our financial statements. Expected losses will extend over the life of longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers' compensation claims originating in Washington and North Dakota (our "monopolistic jurisdictions") we pay workers' compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements do not reflect liability for workers' compensation claims in these jurisdictions.

Workers' compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers' compensation expense totaled $3,773,246 in 2006. Prior to 2006, the Company operated as a franchisor of temporary staffing businesses and workers' compensation costs were not a materially significant component of operating costs.

NOTE 12 -- NOTE PAYABLE:

Long-term debt consists of a note payable assumed in connection with the purchase of a temporary staffing store. The note is payable in monthly installments of $1,200 that include interest at 6%. The note is collateralized by a temporary staffing store building.

As of December 29, 2006, the note payable outstanding will mature as follows:

                          2007           $      8,445
                          2008                  8,966
                          2009                  9,519
                          2010                 10,106
                          2011                 10,729
                       Thereafter              55,312
                                         ------------
                                         $    103,077
                                         ============

NOTE 13 -- STOCKHOLDERS' EQUITY:

ACQUISITION AND RECAPITALIZATION. On November 9, 2005, the Company entered into an Asset Purchase Agreement and acquired the operations of Command Staffing, LLC ("Command Staffing") and Harborview Software, Inc. ("Harborview") for 6,554,613 shares of common stock (See Note 1). The transaction was accounted for as a recapitalization of Command Staffing, TFS, and 50% of Harborview, and as a purchase of the remaining 50% of Harborview. The financial statements report 5,150,053 shares of common stock issued in connection with the recapitalization of Command Staffing and 50% of Harborview as though the transaction had occurred at the beginning of 2006. The issue of 1,404,560 shares of common stock in connection with the purchase of the remaining 50% of Harborview is reported at the date of purchase (November 9, 2005). At December 31, 2005, the Company had 10,066,013 shares issued and outstanding.

SALES OF SERIES A PREFERRED STOCK. On March 30, 2006, the Company commenced a private placement of up to 40,000 shares of Series A Preferred Stock at an offering price of $100 per share, or an aggregate offering price of up to $4,000,000. The Company sold 4,700 shares in the offering, raising an aggregate of $470,000. During 2006 preferred stock was converted into 156,667 shares of the Company's restricted common stock. The conversion took place in connection with a private offering of common stock at $3.00 per share.

SALES OF COMMON STOCK. On July 5, 2006, the Company commenced a private offering of 2,000,000 shares of common stock at $3.00 per share. In addition to the common shares issued in exchange of the Series A Preferred Stock, the Company has issued 195,001 shares of common stock in the private placement for an aggregate amount of $585,000.

In October 2006, the Company sold 157,000 additional shares of common stock in the offering dated July 5, 2006, for an aggregate of $471,000. The offering was terminated on October 31, 2006.

FIVE FOR ONE FORWARD STOCK SPLIT. At December 31, 2004, TFS had 702,280 shares issued and outstanding. On August 9, 2005, TFS distributed 2,809,120 shares of common stock in a stock dividend pursuant to a five for one forward split. The forward split increased the number of shares outstanding on August 9, 2005 to 3,511,400.

NOTE 14 - INCOME TAX:

Results of operations include the results of Command Staffing, LLC for the period from January 1, 2005 to November 9, 2005, and the results of Command Staffing, TFS and Harborview for the period from November 10 through December 31, 2005 (See Note 1). As a limited liability company ("LLC"), net income and net loss pass directly though to the LLC members with no impact to the Company's financial statements. The acquisitions that occurred on November 9, 2005 had the effect of changing the tax status of the company from an LLC to a C Corporation. Any deferred tax asset or liability, including any income tax provision or benefit that would inure subsequent to the Command Staffing acquisitions of Harborview and TFS on November 9, 2005, would be immaterial at December 31, 2005.

For the 52 weeks ended December 29, 2006, we operated as a C corporation. During the year, we incurred a tax basis net operating loss of approximately $1,900,000. Temporary differences between book losses and tax net operating losses amounting to approximately $500,000 result from accruals for workers' compensation expense, compensated absences and bad debts. Permanent differences for tax basis non-deductible meals and entertainment expenses amount to approximately $20,000. Taking into account these temporary and permanent differences, our net operating loss carry forward is expected to generate a deferred tax asset of $940,000. Management estimates that our combined federal and state tax rates will be 40%. At December 29, 2006, we have fully offset the deferred tax asset by a valuation allowance because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit. For the year ended December 29, 2006, the income tax benefit differed from the $940,000 expected amount due to the impact of recognizing the 100% deferred tax asset valuation allowance.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

FINANCE OBLIGATION. Our finance obligation consists of debt owed to a related party upon the purchase of the Company's headquarters (See Note 1). The terms of the agreement call for lease payments of $10,000 monthly commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another 2 years under the same terms. The Company accounts for the lease payments as interest expense.

CONTINGENT PAYROLL AND OTHER TAX LIABILITIES. In May and June, 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers' compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity's accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. We have also received notice from the State of Washington that it may consider the Company as a successor and liable for payment of tax obligations incurred prior to our acquisitions. The entities that sold us the assets (the"selling entities") are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

We are currently working with the responsible parties to assure that the selling entities pay the amounts due in a timely manner. Should the selling entities or the owners of those entities fail to pay the taxes due, it is possible that the Company will be required to pay the taxes and pursue an action for reimbursement from the selling entities and/or their owners. As of December 29, 2006, we owed the entities responsible for these taxes $1,020,687 in settlement of the acquisitions and in repayment of various advances made by Mr. Welstad to the Company. At year end, we owed Mr. Welstad $719,533 out of the total due. Mr. Welstad also advanced an additional $750,000 in the first quarter of 2007. Payment of these obligations will be applied to settlement of the payroll and other taxes of the selling entities.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities to be between $900,000 and $1,000,000. We believe that the amounts due to the entities and Mr. Welstad will be adequate to satisfy any claims made by state authorities against the Company for these tax balances.

We also understand that amounts are owed by the selling entities to the Internal Revenue Service for payroll taxes relating to periods prior to our acquisitions. From currently available information obtained from the IRS and the responsible entities, we estimate the IRS Liabilities at between $1,500,000 and $2,000,000. We consulted with our attorney to estimate the probability that the Company will be considered a successor to the selling entities and thereby liable on these potential claims. Our counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at December 29, 2006, because we believe the payables to affiliates balance is adequate to offset any obligations we might otherwise incur as a result of these contingencies. If our estimate of our potential liability for these contingencies is incorrect, and/or we are held responsible for additional taxes, our financial condition may be adversely affected.

We understand that the responsible parties are in active communication with the state and federal agencies and are pursuing near term plans to determine the correct amount of payroll and other taxes due and to pay the amounts so determined.

OPERATING LEASES. In addition to the building in Post Falls, Idaho, the Company also leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. During the 52 weeks ended December 29, 2006 and the year ended December 31, 2005, the Company recognized $1,468,039 and $28,380, respectively, of rent and lease expense in the Statements of Operations.

Where we have early cancellation rights or the lease is a month-to-month tenancy, the lease obligations are not included in our disclosure of future minimum lease obligations set out below. The following schedule reflects the combined future minimum payments under outstanding leases as of December 29, 2006.

                  2007..........................$1,898,314
                  2008...........................1,616,789
                  2009...........................1,052,410
                  2010.............................577,442
                  2011.............................232,385

LITIGATION. On December 31, 2005 ProTrades Connection, Inc. filed a lawsuit against Command Staffing, LLC and seven individuals in the Superior Court for the State of California, Santa Clara County. The individual defendants are employees of Command Center, Inc and were formerly employed by ProTrades. In the lawsuit, the plaintiff alleges that the individual defendants breached written covenants against the solicitation of ProTrades employees. Subsequently, the plaintiff has amended the Complaint to bring in as defendants other entities, including Command Center, Inc. and other individuals.

Command Center and the remaining defendants intend to continue their vigorous defense of this case. The Company has not established a contingent loss reserve as the outcome of the litigation is uncertain at this point in time.

NOTE 16 - SEGMENT REPORTING:

During the 52 weeks ended December 29, 2006, the Company operated a franchise business and also acquired and operated a number of temporary staffing stores. Financial information on each segment is summarized below. On June 30, 2006, the Company completed acquisition of the remaining franchised temporary staffing stores and is no longer operating as a franchisor. The Company expects that new stores will be operated as company owned, although the Company will continue to evaluate qualified franchisees on a case by case basis as opportunities are presented.

                                  FRANCHISE      TEMPORARY STAFFING
                                  BUSINESS        STORE OPERATIONS       COMBINED
Revenue                         $       535,745   $    70,735,881    $    71,271,626
Cost of sales                                --        51,054,838         51,054,838
                                ---------------   ---------------    ---------------
Gross profit                            535,745        19,681,043         20,216,788

Operating expenses                      205,032        21,598,766         21,803,798
Depreciation and amortization                --           336,516            336,516
                                ---------------   ---------------    ---------------
Income (loss) from operations           330,713        (2,254,239)        (1,923,526)
Other income                                 --          (495,622)          (495,622)
                                ---------------   ---------------    ---------------
Net income (loss)               $       330,713   $    (2,749,861)   $    (2,419,148)
                                ===============   ===============    ===============

Identifiable assets

     Current assets                     --   $11,896,530   $11,896,530
     Property and equipment, net        --     2,265,696     2,265,696
     Workers' compensation risk

        pool deposits                   --     2,052,710     2,052,710
     Goodwill                           --    31,219,129    31,219,129
     Amortizable intangibles, net       --       731,000       731,000

Net assets of $32,243,657 were added during the 52 weeks ended December 29, 2006 in connection with the acquisition of temporary staffing stores. Substantially all capital expenditures in 2006 related to the Temporary Staffing Store Operations segment.

In 2005, our operations almost exclusively consisted of franchise business operations.

NOTE 17 - SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                     2006            2005
Cash paid during the year for:
   Interest                                                      $    583,513    $      3,650
                                                                 ============    ============
Non-cash investing and financing activities:
   Stock issued in connection with recapitalization              $         --    $  1,527,461
                                                                 ============    ============
   Related party advance extinguished in sale of real property   $         --    $   (600,000)
                                                                 ============    ============
   Related party advance used to acquire real property           $         --    $    600,000
                                                                 ============    ============
   Related party receivable in sale of real property             $         --    $    525,000
                                                                                 ============

   Common stock issued on conversion of preferred stock          $    470,000    $         --
                                                                 ============    ============

   Common stock issued for acquisitions of:

      Accounts receivable, net                                   $  6,560,388    $     41,529
      Property, plant and equipment                                   603,184         154,171
      Financial liabilities assumed                                (4,760,855)       (137,094)
      Note payable assumed                                           (105,101)       (203,620)
      Amounts payable to affiliates                                  (529,516)             --
      Goodwill and intangible assets                               30,475,557       1,543,572
                                                                 ------------    ------------
         Total                                                   $ 32,243,657    $  1,404,558
                                                                 ============    ============

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

ITEM 8A.  CONTROLS AND PROCEDURES.

CONCLUSIONS OF MANAGEMENT REGARDING EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES.

         Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 29, 2006.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

         Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on a general framework developed by management with reference to general business, accounting and financial reporting principles.

         Based upon this evaluation, we determined that there were material weaknesses affecting our internal control over financial reporting and, as a result of those weaknesses, our disclosure controls and procedures were not effective as of December 29, 2006. These material weaknesses are as follows:

      o Procedures designed to ensure the accurate and complete transfer of data from our temporary staffing store management software into our accounting system were not effective. Proper reconciliations between the two systems were not performed on a timely basis.

      o Turnover in key accounting personnel, including our controller and CFO near year end, resulted in an inadequate number of individuals in our accounting staff with sufficient experience and understanding of U.S. Generally Accepted Accounting Principles. This turnover was compounded by rapid growth. As a result, significant year end adjustments were required. These year end adjustments impacted prior quarters and necessitated restatements of the second and third quarter of 2006.

      o The Company restated its financial statements for the year ended December 31, 2005 to properly reflect an acquisition transaction that occurred on November 9, 2005. This restatement was partially due to a lack of accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

MANAGEMENT'S REMEDIATION INITIATIVES

Management has dedicated considerable resources to spearhead remediation efforts and began addressing these material weaknesses in November and December of 2006. The accounting and information technology departments are working closely to identify and address system interface issues. We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system. We have also made a concerted effort to hire and retain qualified personnel in the accounting department. In late 2006, we employed Brad
E. Herr as CFO and are currently recruiting for a Controller to supervise the day to day accounting functions. We also plan to consult with independent experts when complex transactions are entered into. Management believes that actions taken and the follow up that will occur during 2007 collectively will minimize the potential for a reoccurrence of these material weaknesses.

During 2007, we also plan to conduct an assessment of our controls over financial reporting using criteria established in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). In connection with this assessment, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed. CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

         Except as noted above, there have been no changes during the quarter ended December 29, 2006 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

         AUDITORS' REPORT. DeCoria, Maichel & Teague P.S. did not audit this assessment of our internal control over financial reporting.

ITEM 8B.  OTHER INFORMATION

                                      None.

                                   FORM 10-KSB
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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

Glenn Welstad................Chairman of the Board, Chief Executive Officer, and President
Brad E. Herr...............................Director, Chief Financial Officer and Secretary
Todd Welstad..............Director, Executive Vice President and Chief Information Officer
Ronald L. Junck.....................Director, Executive Vice President and General Counsel
Tom Gilbert...........................................Director and Chief Operating Officer
John R. Coghlan...................................................................Director
Dwight Enget..........................................Director and Regional Vice President
Tommy R. Hancock....................................Director and Operations Vice President
Kevin Semerad.........................................Director and Regional Vice President


         GLENN WELSTAD, age 63, is President, Chief Executive Officer and a Director. In 1989, Glenn Welstad, along with two partners, founded Labor Ready, Inc. As CEO and President, Mr. Welstad developed the company from a single store in Kent, Washington to 860 offices in three countries and one U.S. possession. At the time of his retirement from Labor Ready in June 2000, Labor Ready had grown to annual revenues of nearly $1 Billion. Prior to founding Labor Ready, Glenn Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. In 2003, Mr. Welstad co-founded Command Staffing, LLC and Harborview Software, Inc. and developed and owned interests in a number of temporary labor businesses prior to acquisition of those businesses by the Company. Glenn Welstad is the father of Todd Welstad.

         BRAD E. HERR, age 52, is Chief Financial Officer, Secretary and a Director. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977 and a Juris Doctorate in 1983. In May 2005, Mr. Herr received a Masters Degree in Business Administration from Gonzaga University.

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

         In June 2001, Mr. Herr left employment at AC Data to pursue other business opportunities. From June 2001 through March 2002, Mr. Herr was employed by Brad E. Herr, P.S., a professional services corporation that he owns. During this period, Brad E. Herr, P.S., provided professional services to the Company and other business clients. In April 2002, Mr. Herr was hired by the the Company as Chief Operating Officer, and from April, 2002 through December 31, 2003, was employed full time by the Company. From January 2, 2004 through December 1, 2006, Mr. Herr was employed by AC Data as President. On December 1, 2006, Mr. Herr joined the Company and on December 19, 2006, was appointed CFO.

         Mr. Herr is licensed to practice law in the states of Washington and Montana. Mr. Herr also maintains inactive status as a Certified Public Accountant in the State of Montana. Mr. Herr serves as a Director of Genesis Financial, Inc., a publicly traded financial services business located in Spokane, Washington.

         TODD WELSTAD, age 38, is Executive Vice President, Chief Information Officer, and a Director. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Since 2001, Mr. Welstad has worked in the temporary labor industry as owner/operator and has worked with Harborview in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

         RONALD L. JUNCK, age 59, is a Director and General Counsel. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions. As an attorney, he has extensive trial experience in a variety of commercial cases and has lectured widely at a number of colleges and universities. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc. and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck has also been working with Command since inception and is a co-founder of Harborview. Prior to their acquisition by the Company, he also held ownership interests in Command Staffing and several staffing offices.

         TOM GILBERT, age 51, is Chief Operating Officer and a Director. Thomas Gilbert was the owner and operator of Anytime Labor in Colorado. Founded in June 2002, the Company has locations in the Denver, Colorado area.

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

         JOHN R. COGHLAN, age 64, is a Director. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and as a Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100% owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan's children and grandchildren. Mr. Coghlan is also a director and principal stockholder of Genesis Financial, Inc. Prior to November 9, 2005, Mr. Coghlan served as President, Director and Chairman of the Board of TFS.

         DWIGHT ENGET, age 56, is a Director and Regional Vice President. Beginning in January 1999 and continuing to the acquisition by the Company, Dwight Enget has invested in and was a self-employed developer of temporary labor offices. Along with other investors, he owned an interest in several temporary employment offices in various locations throughout the United States. From 1998 - 2000, Mr. Enget was involved as an investor and self-employed business developer in ventures such as hotel and land development, home construction and medical research and products. He worked for Labor Ready, Inc. in various positions including Western U.S. Director of Operations, National Accounts Manager and District Manager from 1989 through May 1998.

         TOMMY R. HANCOCK, age 61, is a Director and Operations Vice President. Mr. Hancock was regional director of the Los Angeles, California Metro District for Labor Ready in 1998 and 1999 and from 1999 through 2001 he worked for Skillmaster Staffing, Inc. in Los Angeles. In 2001, Mr. Hancock founded Temp Services of Arkansas, LLC in Little Rock, Arkansas and was an owner/operator of temporary staffing stores in the Little Rock area until the acquisition of those stores by the Company.

         KEVIN SEMERAD, age 40, is a Director and Regional Vice-President. From 1989 through 2002, Mr. Semerad managed a number of temporary staffing stores that were franchised through Labor Ready, Inc. In 2002, after the Labor Ready franchise was terminated, Mr. Semerad continued to operate the temporary staffing stores and grew the business from 5 to 18 locations. Mr. Semerad holds Bachelor of Science degrees in Management and Marketing from the University of North Dakota in Grand Forks, North Dakota, and has sixteen years experience in the temporary labor business.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         We are not currently subject to the reporting requirements of Section 12(b) or 12(g) of the Exchange Act. As a result, compliance with Section 16(a) of the Exchange Act is not required of the executive officers and directors of the Company.

CODE OF ETHICS

         As of December 29, 2006, the Company has not adopted a code of ethics but has started drafting one for consideration by the Board. Corporate governance and ethics are important to management. The draft of the Code of Ethics sets out conduct for our principal executive officer, our principal financial officer, our controller, and provides general ethical guidance to all employees of the Company. The Code of Ethics has not been adopted due to turnover in the position of CFO. The internal shuffling of positions and work loads following the departure of C. Eugene Olsen as CFO in December, 2007 delayed the completion of the Code of Ethics. The draft will be submitted to the Board of Directors for approval at the next regularly scheduled Board meeting in April, 2007.

COMMITTEES OF THE BOARD OF DIRECTORS

         In 2006, the Board of Directors appointed members of the Board to serve on standing committees. The committees are described below.

         EXECUTIVE COMMITTEE. The Executive Committee consists of Glenn Welstad
- Chief Executive Officer; Thomas Gilbert - Chief Operations Officer; and Todd Welstad - Chief Information Officer. Executive Committee meetings are also attended by the Secretary and such other officers as may be determined from time-to-time by the Committee. The Executive Committee met at least once per week in 2006 to discuss operational and financial matters.

         COMPENSATION COMMITTEE. The Compensation Committee consists of Ronald
L. Junck - Chairman, Dwight Enget and Tommy R. Hancock. The Compensation Committee has circulated a draft Charter and expects to review and adopt the Charter in 2007. Following adoption of the Charter, the compensation Committee will meet to review, consider and, as determined by the Board of directors, begin to discharge certain responsibilities of the Board with respect to executive compensation. If the Company adopts a stock option plan as expected, it is anticipated that the Compensation Committee will serve as the administrative committee for the plan.

         AUDIT COMMITTEE. The Audit Committee consists of John R. Coghlan, Chairman, Kevin Semerad. Prior to assuming his role as CFO on December 19, 2007, Brad E. Herr was also a member of the audit committee. As CFO, Mr. Herr participates in the meetings but is not a member of the audit committee. The Audit Committee has circulated a draft Charter and expects to review and adopt the Charter in 2007. The Audit Committee is responsible for selecting the Company's independent public accountants to perform the annual audit, approving the fee arrangement for the audit, and monitoring the independence, qualifications, and performance of the Company's independent registered public accountants. John R. Coghlan has been designated as the Company's financial expert. None of the members of the Audit Committee are independent.

SHAREHOLDER NOMINATIONS FOR ELECTION OF DIRECTORS

We have not adopted a written policy regarding the consideration of candidates recommended by shareholders or procedures to be followed by shareholders in submitting any such recommendations.

Nominees for election to the Board of Directors have, in the past, been selected by the entire Board of Directors. We have not adopted a written policy regarding specific minimum qualifications that must be met by a nominee for a position on the Board of Directors, or requirements with respect to prospective nominees' qualities and skills. Factors that have been considered in the past by the Board in evaluating proposed nominees have included, and may include in the future, the proposed nominee's personal, professional and business background, demonstration of sound business judgment, field of expertise, commitment to attend meetings, integrity, temperament, and other factors deemed in the best interests of the Company and our shareholders. We have not used third parties in our selection process.

The Company does not have a nominating committee. We are not presently required to comply with NASDAQ Stock Market Rules providing that director nominees be either selected, or recommended for the Board's selection, by either a nominating committee comprised solely of independent directors or by a majority of the independent directors. Our officers, directors and their affiliates control, in the aggregate, 78.6% of our common stock and, to the extent they may act together, would be able to determine the outcome of matters requiring approval of our shareholders, including the election of directors.

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

TRANSACTIONS WITH AFFILIATES AND CONFLICTS OF INTEREST

         In all transactions between the Company and an affiliated party, the transaction will be presented to the Board of Directors and may only be approved if (1) the transaction is on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties and, (2) a majority of the independent directors who do not have an interest in the transaction approve of the action. We will pay for legal counsel to the independent directors if they want to consult with counsel on the matter. We believe that the requirement for approval of affiliated transactions by disinterested independent directors assures that all activities of the Company are in our best interests and the best interests of our stockholders.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

         The Board of Directors' responsibilities relating to the compensation of our company's CEO and other executives and directors includes (a) reviewing and reporting on the continuity of executive leadership for our company; (b) approving the compensation structure for our CEO; (c) reviewing the compensation structure for each of our other Named Executive Officers ("NEOs") as listed under Item 11, "Executive Compensation - Summary Compensation Table"; and (d) reviewing and coordinating annually with the Executive Committee of our Board of Directors with respect to compensation for any directors who are not also NEOs. All of the Company's directors are also employees and officers of the Company, except John R. Coghlan. The Company has not paid compensation to directors for their services performed as directors.

         During the third quarter of 2007, responsibility for discharging these responsibilities on behalf of the Board, and for establishing, maintaining, overseeing, evaluating and reporting upon our executive compensation plans and programs, will be undertaken by the Compensation Committee.

OBJECTIVES OF OUR COMPENSATION PROGRAM

         In general, our objectives in structuring compensation programs for our NEOs is to attract, retain, incentivize, and reward talented executives who can contribute to our company's growth and success and thereby build value for our stockholders over the long term. In 2006, we focused on cash compensation in the form of base salary as the primary element of our compensation program for NEOs.

         During the third quarter of 2007, we intend to expand the elements of our executive compensation program to include the following:

      o Cash compensation in the form of base salary and incentive compensation (performance-based bonuses);

      o     Equity-based awards;

      o     Deferred compensation plans; and

      o     Other components of compensation.

         In addition, the employment agreements with each of our executive officers provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of our company. See "Summary of Employment Agreements," below.

SUMMARY COMPENSATION TABLE

         The following table provides summary information about compensation expensed or accrued by our company during the fiscal year ended December 31, 2006, for (a) our Chief Executive Officer, (b) our Chief Financial Officer, (c) the two other executive officers other than our CEO and CFO serving at the end of the fiscal year ended December 31, 2006; and (d) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2006 (collectively, the "Named Executive Officers" or "NEOs. During the fiscal year ended December 31, 2005, the Company did not have any executive officers that received in excess of $100,000 in compensation and the Principle Executive Officer of the Company received no compensation in that year.

----------------------------------------------------- --------- ---------------- -------------------- ----------------
                                                                                      ALL OTHER
            NAME AND PRINCIPAL POSITION                 YEAR        SALARY          COMPENSATION           TOTAL
----------------------------------------------------- --------- ---------------- -------------------- ----------------
Glenn Welstad                                             2006      $180,000(1)                           $180,000(1)
Director and Chief Executive Officer
----------------------------------------------------- --------- ---------------- -------------------- ----------------
Thomas Gilbert                                            2006         $120,000                              $120,000
Director and Chief Operating Officer
----------------------------------------------------- --------- ---------------- -------------------- ----------------
Todd Welstad                                              2006         $120,000                              $120,000
Director and Chief Information Officer
----------------------------------------------------- --------- ---------------- -------------------- ----------------
Brad E. Herr                                              2006          $27,692           $20,770(2)          $48,462
Director, Chief Financial Officer
----------------------------------------------------- --------- ---------------- -------------------- ----------------
C. Eugene Olsen                                           2006         $110,769                              $110,769
Former Chief Financial Officer (3)
----------------------------------------------------- --------- ---------------- -------------------- ----------------

(1) Glenn Welstad is employed by the company at an annual salary of $180,000. During the first half of 2006, Mr. Welstad was not paid and instead accepted the agreement of the Company to pay $90,000 in lieu of salary. The balance due Mr. Welstad is recorded as "Payable to affiliates."

(2) Brad E. Herr was employed by the Company part time on October 1, 2006 and full time on December 1, 2006. Prior to that time, Mr. Herr performed consulting services for the company at $3,000 per month. At December 29, 2006, Mr. Herr was owed $20,770 for consulting services performed prior to his employment.

(3) Mr. Olsen served as chief financial officer from January 1, 2006 through December 19, 2006.

EQUITY COMPENSATION PLANS

         The Company has no equity compensation plans and had awarded no equity compensation to executive officers or directors as of December 29, 2006. Management intends to adopt an equity compensation plan in 2007.

SUMMARY OF EXECUTIVE EMPLOYMENT AGREEMENTS

         The terms of the executive employment agreements for Glenn Welstad, Chief Executive Officer, Todd Welstad, Chief Information Officer, and Thomas Gilbert, Chief Operating Officer are substantially identical except for the differences noted below. Each agreement is for a three year term commencing January 1, 2006. Employment may be terminated by the Company without cause on sixty days notice. If termination occurs within the initial three year term of the agreement, the executive will receive his base salary for one year. If termination without cause occurs after the initial three year term, the executive will receive base salary for the remainder of the year in which termination occurs. The agreement may also be terminated for cause on 15 days written notice, and in the events of death, disability or a change in control. The agreements contain non-competition and confidentiality provisions.

         Mr. Glenn Welstad receives a base salary of $180,000 per year and is entitled to performance based compensation in an amount set by the Company's Board of Directors. Mr. Glenn Welstad's agreement also provides for reimbursement of expenses for his spouse if she travels with him. No such spousal travel reimbursements were made to Mr. Welstad in 2006. The agreements for Mr. Todd Welstad and Mr. Gilbert provide for base salaries of $120,000 per year and performance based compensation as set by the Board. All three agreements provide for expense reimbursement for business travel and participation in employee benefits programs made available to the executive during the term of employment.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting Shares, and (b) the number and percentage of our Shares of Common Stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 23,501,862 shares of Common Stock issued and outstanding as of March 20, 2007.

SECURITY OWNERSHIP OF NON-MANAGEMENT OWNERS

       The Company has one non-management shareholder that owns 5% or more of the total outstanding shares of Common Stock.

----------------------------------------------------------------------------- -------------------- -------------------
                    NAME AND ADDRESS OF BENEFICIAL OWNER                         COMMON STOCK       PERCENT OF CLASS
----------------------------------------------------------------------------- -------------------- -------------------
Myron Thompson..........................................................            3,811,631             16.2%
P.O. Box 969
Minot, ND 58702
----------------------------------------------------------------------------- -------------------- -------------------

SECURITY OWNERSHIP OF MANAGEMENT

----------------------------------------------------------------------------- -------------------- -------------------
                          NAME OF BENEFICIAL OWNER                               COMMON STOCK       PERCENT OF CLASS
----------------------------------------------------------------------------- -------------------- -------------------
John R. Coghlan (1).....................................................            1,707,368              7.3%
----------------------------------------------------------------------------- -------------------- -------------------
Dwight Enget (2)........................................................            1,277,952              5.4%
----------------------------------------------------------------------------- -------------------- -------------------
Tom Gilbert (2).........................................................              561,674              2.4%
----------------------------------------------------------------------------- -------------------- -------------------
Tommy R. Hancock (2)....................................................              194,115              0.8%
----------------------------------------------------------------------------- -------------------- -------------------
Brad E. Herr (3)........................................................              240,000              1.0%
----------------------------------------------------------------------------- -------------------- -------------------
Ronald L. Junck (2).....................................................            2,970,555             12.6%
----------------------------------------------------------------------------- -------------------- -------------------
Kevin Semerad (2).......................................................            3,589,001             15.3%
----------------------------------------------------------------------------- -------------------- -------------------
Glenn Welstad (2).......................................................            8,735,326             37.2%
----------------------------------------------------------------------------- -------------------- -------------------
Todd Welstad (2)........................................................              362,843              1.5%
----------------------------------------------------------------------------- -------------------- -------------------
All Officers and Directors as a Group...................................           18,480,525             78.6%
----------------------------------------------------------------------------- -------------------- -------------------

(1) Mr. Coghlan's ownership includes shares beneficially owned through the Coghlan Family Corporation and Coghlan LLC.

(2) The individuals listed acquired a portion or all of their shares at the time of the acquisitions of assets from the franchisees in May and June, 2006. The number of shares indicated includes shares held in the names of the legal entities whose assets were acquired. The shares are considered beneficially owned by the individual if he has the power to vote and the power to sell the shares owned by the LLC. Shares owned by an LLC in which multiple officers or directors held an interest and over which such officers or directors had voting and investment power over the shares are deemed beneficially owned by each such officer or director and have been counted more than once for purposes of this Table.

(3) Mr. Herr's ownership includes shares beneficially owned through his IRA account.

EQUITY COMPENSATION PLANS

         The Company has no equity compensation plans and had awarded no equity compensation to executive officers or directors as of December 29, 2006. Management intends to adopt an equity compensation plan in 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

TRANSACTIONS WITH RELATED PERSONS, PROMOTERS AND CERTAIN CONTROL PERSONS

         The Company has engaged in a number of transactions with its officers and directors in connection with the acquisitions of temporary staffing store assets in 2006, the sale and leaseback of the Company's Post Falls, Idaho, corporate headquarters building, and various other amount due from and to affiliates. These transactions are described in Footnotes 4, 5, and 10 of the Financial Statements included in Item 7, Part II of this Form 10-KSB.

DIRECTOR INDEPENDENCE

None of the directors of the Company are independent. The Company has not adopted a policy with respect to the independence of directors or members of any committee of the Board of Directors. In making the determination that none of the Company's directors are independent, the Company has applied general legal principles.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

A.       EXHIBIT INDEX

Exhibit No.                         Description                                                        Page #
-----------                         -----------                                                        ------
3.1       Articles of  Incorporation:  previously  filed as Exhibit 3.1 to Form SB-2 dated May 7,
              2001, and incorporated herein by reference.
3.2       Amendment to the  articles of  incorporation:  previously  filed as Exhibit 3.1 to Form
              8-K dated November 16, 2005 and incorporated herein by reference.
3.3       Amendment to the articles of incorporation - filed herewith                                  Page 59
3.4       Bylaws:  Previously  filed  as  Exhibit  3(b)  to  Form  SB-2  dated  May 7,  2001  and incorporated herein by reference.
3.5       Amendment  to Bylaws:  previously  filed as Exhibit 3.2 to Form 8-K dated  November 16,
              2005 and incorporated herein by reference.
10        Material Contracts

10.1      Acquisition  agreement:  Asset  Purchase  Agreement  dated as of  November  9,  2005 by
              and  among  Command  Center,   Inc.   (formerly   Temporary   Financial   Services,
              Inc.),  Command  Staffing  LLC,  Harborview  Software,  Inc.,  and  the  Operations
              Entities as defined  herein.  (Previously  filed as Exhibit  10.1 to Form 8-K dated
              November 9, 2005 and incorporated herein by reference.)
10.2      Sale and  Leaseback  Agreement  dated as of  December  29,  2005 by and  among  Command
              Center,  Inc. and John R.  Coghlan.  (Previously  filed as Exhibit 10.1 to Form 8-K dated December 29, 2005 and incorporated herein by reference.)
10.3      Employment agreement with Glenn Welstad                                                      Page 60
10.4      Employment agreement with Tom Gilbert                                                        Page 70
10.5      Employment agreement with Todd Welstad                                                       Page 80
31.1      Certification of Principal Executive Officer                                                 Page 89
31.2      Certification of Principal Financial and Accounting Officer                                  Page 90
32.1      Certification of Chief Executive Officer                                                     Page 91
32.2      Certification of Principal Financial and Accounting Officer                                  Page 92

B.       REPORTS ON FORM 8-K

During the quarter ended December 29, 2006, the Company filed the following reports on Form 8-K:

Report on Form 8-K dated November 15, 2006 reporting information under Item 4.02
- Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review. This Form 8-K described the need to restate the financial statements as of December 31, 2005 to properly account for a complex acquisition transaction.

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

         Audit Fees. The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company's quarterly reports on Form 10-QSB for 2006 and 2005 were $105,580 and $50,450, respectively.

         Audit-Related Fees. Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company's financial statements and not reported under "Audit Fees", above for 2006 and 2005 were $5,280 and $3,683, respectively. These fees were for review of the Form 10-KSB.

         Tax Fees. The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance for 2006 and 2005 were $0 and $3,625, respectively.

         All Other Fees. There were no fees billed by DeCoria, Maichel & Teague P.S. during 2006 and 2005 for any other products or services provided.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad                 CEO, President                         Glenn Welstad                 March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Brad E. Herr                 CFO, Secretary                         Brad E. Herr                  March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date



         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Principal Executive
/s/ Glenn Welstad             Officer and Director                      Glenn Welstad                 March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

                             Principal Financial and
/s/ Brad E. Herr            Accounting Officer & Dir.                    Brad E. Herr                 March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/ John R. Coghlan                 Director                           John R. Coghlan                March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/ Dwight Enget                    Director                            Dwight Enget                  March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date

/s/ Tom Gilbert                     Director                             Tom Gilbert                  March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Tom Hancock                     Director                             Tom Hancock                  March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Ronald L. Junck                 Director                           Ronald L. Junck                March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Kevin Semerad                   Director                            Kevin Semerad                 March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date


/s/ Todd Welstad                    Director                            Todd Welstad                  March 30, 2007
-------------------------------------------------------------------------------------------------------------------
Signature                             Title                             Printed Name                       Date
