Form 10QSB
period 2007-03-30
Command Center, Inc.
filed 2007-05-14
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2007

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
(Address of principal executive offices)

(208) 773-7450
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
Yes ☒ No ☐

The number of shares of common stock outstanding on April 27, 2007 was:	23,826,813

Transitional Small Business Disclosure Format.	Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No ☒

Command Center, Inc.

Contents

FORM 10-QSB

PART I	Page

Item 1. Financial Statements (unaudited)
Management Statement	10-QSB Page 3
Balance Sheet at March 30, 2007	10-QSB Page 4
Statements of Operations for the thirteen week periods ended March 30, 2007 and March 31, 2006	10-QSB Page 5
Statements of Cash Flows for the thirteen week periods ended March 30, 2007 and March 31, 2006	10-QSB Page 6
Notes to Financial Statements	10-QSB Page 7

Item 2. Management’s Discussion and Analysis or Plan of Operations	10-QSB Page 17

Item 3. Controls and Procedures	10-QSB Page 22

Part II

Item 2. Unregistered Sales of Equity Securities	10-QSB Page 23

Item 6. Exhibits and Reports on Form 8-K	10-QSB Page 24

Signatures	10-QSB Page 25

Certifications

10-QSB Page 2

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying (unaudited) balance sheet of Command Center, Inc. as of March 30, 2007, and the related statements of operations and cash flows for the thirteen week periods ended March 30, 2007 and March 31, 2006 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 29, 2006, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 29, 2006, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
May 9, 2007

10-QSB Page 3

Command Center, Inc.

Balance Sheet (Unaudited)

March 30, 2007
Assets
CURRENT ASSETS:
Cash	$847,825
Accounts receivable - trade, net of allowance for bad debts of $400,000	9,768,323
Note receivable - current	23,606
Prepaid expenses, deposits, and other	960,785
Current portion of workers' compensation risk pool deposits	764,105
Total current assets	12,364,644
PROPERTY AND EQUIPMENT, NET	3,574,277
OTHER ASSETS:
Note receivable, non-current	17,154
Workers' compensation risk pool deposits	874,201
Goodwill	32,481,129
Intangible assets - net of amortization	819,763
Total other assets	34,192,247
$50,131,168
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,920,045
Checks issued and outstanding	1,214,352
Related party advances payable	300,000
Line of credit facility	5,947,989
Accrued expenses	1,610,153
Current portion of note payable	8,446
Current portion of notes payable to affiliates	1,487,447
Workers' compensation insurance payable	199,093
Current portion of workers' compensation claims liability	764,105
Total current liabilities	13,451,630
LONG-TERM LIABILITIES:
Note payable, less current portion	92,557
Notes payable to affiliates	535,977
Finance obligation	1,125,000
Workers' compensation claims liability, less current portion	1,112,105
Preferred stock subscribed	500,000
Total long-term liabilities	3,365,639
STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
no shares issued and outstanding	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
23,826,813 shares issued and outstanding	23,826
Additional paid-in capital	38,572,892
Accumulated deficit	(5,282,819)
Total stockholders' equity	33,313,899
$50,131,168

See accompanying notes to unaudited financial statements.

10-QSB Page 4

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006
REVENUE:
Revenue from services	$22,854,400	$-
Franchise revenues	-	413,349
Other income	65,452	14,676
	22,919,852	428,025
COST OF SERVICES
Temporary worker costs	15,579,641	6,547
Workers' compensation costs	1,580,284	-
Other direct costs of services	128,585	-
	17,288,510	6,547
GROSS PROFIT	5,631,342	421,478
OPERATING EXPENSES:
Personnel costs	4,581,518	351,849
Selling and marketing expenses	490,678	138,514
Transportation and travel	543,805	-
Office expenses	296,194
Professional expenses	535,288	59,554
Depreciation and amortization	196,273	29,314
Rent	586,407	82,019
Other expenses	1,290,538	460,029
	8,520,701	1,121,279
LOSS FROM OPERATIONS	(2,889,359)	(699,801)
OTHER INCOME (EXPENSE):
Interest expense	(198,758)	-
Interest and other income	7,351	27,498
	(191,407)	27,498
NET LOSS	$(3,080,766)	$(672,303)
LOSS PER SHARE	$(0.13)	$(0.07)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	23,596,415	10,066,013

See accompanying notes to unaudited financial statements.

10-QSB Page 5

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	March 30,	March 31,
	2007	2006
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,080,766)	$(672,303)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	196,273	29,314
Increase in allowance for bad debts	9,137	-
Amortization of note receivable discount	6,000	5,043
Common stock issued for employee compensation	68,640	-
Amortization of prepaid expenses paid in common stock	36,277	-
Changes in assets and liabilities
Accounts receivable - trade	(449,312)	31,246
Accounts receivable affiliates	-	242,228
Prepaid expenses, deposits and other	505,704	(223,293)
Workers' compensation risk pool deposits	414,404	-
Accounts payable	1,122,439	124,393
Accrued expenses	(348,024)	35,302
Workers' compensation insurance payable	(610,572)	-
Workers' compensation claims liability	453,501	-
Net cash used by operating activities	(1,676,299)	(428,070)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(318,617)	(39,319)
Collections on notes receivable	88,779	37,565
Cash paid for acquisition	(247,500)	-
Sale of investments	-	404,000
Net cash provided (used) by investing activities	(477,338)	402,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and outstanding	364,956	-
Advances on line of credit facility, net	222,843	-
Related party advances payable	494,872	-
Sales of common stock	30,000	-
Preferred stock subscribed	500,000	-
Sale of preferred stock	-	125,000
Principal payments on long-term note payable	(2,076)	-
Net cash provided by financing activities	1,610,595	125,000
NET INCREASE (DECREASE) IN CASH	(543,042)	99,176
CASH, BEGINNING OF PERIOD	1,390,867	369,844
CASH, END OF PERIOD	$847,825	$469,020

See accompanying notes to unaudited financial statements.
10-QSB Page 6

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 1 — BASIS OF PRESENTATION:

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the 52 weeks ended December 29, 2006, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 29, 2006, filed with the Securities and Exchange Commission. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

NOTE 2 —RECENT ACCOUNTING PRONOUNCEMENTS:

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Tax Positions (“FIN48”). FIN48 prescribes a recognition threshold and measurement attribute for the recognition and measurement of tax positions taken or expected to be taken in income tax returns. FIN48 also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, and accounting for interest and penalties associated with tax positions.

In the course of our assessment, we determined that we were subject to examination of our income tax filings in the United States and various state jurisdictions for the 2003 - 2006 tax years. Within each of these jurisdictions we examined our material tax positions to determine whether we believed they would be sustained under the more-likely-than-not guidance provided by FIN48. If interest and penalties were to be assessed, we would charge interest to interest expense, and penalties to other operating expense.

As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the thirteen weeks ended March 30, 2007, and required no adjustment to opening balance sheet accounts as of December 30, 2006.

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement will have, if any, on its financial statements.

10-QSB Page 7

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 3 —EARNINGS PER SHARE:

Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At March 31, 2007, no common stock equivalents were outstanding that had the potential to dilute the Company’s future earnings.

NOTE 4 — BUSINESS COMBINATIONS:

On January 1, 2007, we acquired certain assets and liabilities of Anytime Labor, Inc. for $247,500 in cash and 200,000 shares of our common stock having an estimated value of $4.56 per share. The acquired assets represent three temporary staffing stores. Two of the acquired stores are in Oregon and one is in Washington. We closed the transaction on February 19, 2007, with the understanding that we may owe the seller additional contingent consideration in shares of our common stock based upon the completion of the audit of the financial statements of Anytime Labor, Inc. as of December 31, 2006. From January 1, 2007 through the closing date of the transaction, we operated the stores under the Command Center name pursuant to the acquisition agreement, and operations from these stores are reflected in our financial statements for the thirteen weeks ended March 30, 2007.

The following represents management’s estimate of the fair value of the assets acquired and liabilities assumed in the acquisitions.

Cash consideration	$247,500
Liabilities Assumed	252,500
Common stock	912,000
Total consideration	$1,412,000

Accounts receivable	$0
Furniture and fixtures and equipment	25,000
Intangible assets (customer relationships)	125,000
Goodwill (estimated)	1,262,000
Total assets acquired	$1,412,000

Prior to closing the acquisitions, Glenn Welstad, our CEO, loaned Anytime Labor $252,500 to allow Anytime Labor to payoff an existing contractual obligation. Upon completion of the acquisitions, the Company assumed the obligation due Mr. Welstad and intends to pay Mr. Welstad the balance owed in the second quarter of 2007. The balance due Mr. Welstad is included in the current portion of Notes Payable affiliates.

10-QSB Page 8

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The Company also assumed certain obligations on existing operating leases and other contractual rights in conjunction with the purchase. Management has estimated that the fair value of these obligations and contractual rights is immaterial and has not assigned any separately identifiable value to these items. Management has estimated the fair value of Anytime Labor’s customer list and recorded it as an intangible asset that will be amortized over a three year period. Goodwill has been recorded based on the excess of the consideration paid over the net identifiable assets and liabilities acquired.

The acquisitions were undertaken as an ongoing part of our growth strategy.

NOTE 5 — RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

Finance Lease Transactions. During 2005, we purchased a building in Post Falls, Idaho to serve as the corporate headquarters for the Company. The purchase price of the building was $1,125,000 and the amount was paid in $525,000 of the Company’s funds plus $600,000 advanced from John Coghlan, a director and major shareholder. Subsequently, the Company’s Board of Directors received an offer from Mr. Coghlan to purchase the building from us subject to a finance lease arrangement. The Board accepted Mr. Coghlan’s offer and sold the building to him at the original purchase price and immediately leased the building back on terms that the Board considered to be in the Company’s best interests. In connection with the sale to Mr. Coghlan, the $600,000 advance was extinguished and at December 31, 2005, the Company had recognized a receivable from Mr. Coghlan of $523,849 relating to his purchase. The receivable was paid in full in February of 2006.

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview in November, 2005, the Company assumed the obligation of Command Staffing to pay Glenn Welstad, our CEO and Chairman, $5,000 for each new temporary staffing store opened by the Company. As of March 30, 2007 and March 31, 2006, the Company had accrued $175,000 and $105,000, respectively, payable to Mr. Welstad in new store surcharge fees. In connection with the acquisitions of the franchisee store operations in 2006, and to consolidate balances owing from and to various individuals and entities, the accrued new store surcharge fee of $175,000 was converted to a note payable to Mr. Welstad on March 5, 2007.

In future periods, the obligation to pay the new store surcharge fee will accrue each time a new store is opened. This obligation terminates at the earlier of the date Mr. Welstad has received $1,700,000 (340 new stores), or December 31, 2010. If we open fewer than 340 stores by December 31, 2010, Mr. Welstad’s payments under this arrangement will be limited to the amounts actually paid or accrued to that date.

10-QSB Page 9

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 6 —LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at March 30, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $2,000,000 through March 31, 2007 and $3,500,000 thereafter, and that we achieve operating results within a range of projected EBITDA. At March 30, 2007, we were not in compliance with these loan covenants. Our lender has not exercised any rights under the loan agreement as of April 27, 2007 but we have not obtained a waiver of compliance. The balance due our lender at March 30, 2007 was $5,947,989.

NOTE 7 — NOTES PAYABLE TO AFFILIATES:

As of March 30, 2007, notes payable to affiliates are as follows:

Glenn Welstad(1)	$1,487,447
Tom Gilbert(2)	90,306
Dwight Enget(3)	94,091
Ronald L. Junck(4)	2,714
Other affiliated former owners of temporary
staffing stores(5)	348,866
$2,023,424

(1)
Mr. Welstad is our CEO and a director. The amount due him includes: $175,000 in new store surcharge fees; $90,000 of accrued salary due during 2006, $351,525 of prior year’s amounts due, $24,233 of other assumed liabilities in connection with equipment purchases and other expenses related to our acquisition of temporary staffing stores; $252,500 advanced in connection with the Anytime Labor acquisitions; $500,000 additional cash advanced in the first quarter of 2007 for working capital; and $94,189 advanced in the first quarter of 2007 for reimbursable travel expenses.

(2)	Mr. Gilbert is a director and an officer. The amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Gilbert in 2006.

10-QSB Page 10

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

(3)	Mr. Enget is a director and an officer. The amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Enget in 2006.

(4)
Mr. Junck is a director and the Company’s chief counsel. The amount due him consists of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by Mr. Junck in 2006.

(5)
These beneficial owners include the members of the various LLC’s or the shareholders of the incorporated entities from which the Company acquired the temporary staffing store assets. Many are current employees of the Company and are not officers or directors, with the exception of the persons named in this paragraph. Amounts due consist of liabilities incurred in connection with the purchase of temporary staffing stores.

During the first quarter of 2007, the outstanding amounts due to the above affiliates were converted to notes payable. The notes are due on or before June 30, 2008, bear interest at 5%, and are the unsecured general obligations of the company. The notes payable are subordinate to our line of credit facility. The balance due Mr. Welstad is classified as a current liability. We intend to repay Mr. Welstad the balance due during 2007. See Note 9.

NOTE 8 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain a large deductible workers’ compensation insurance policy through American International Group, Inc. (“AIG”). The policy covers the premium year from May 12, 2006 through May 11, 2007. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of the $250,000 deductible on a “per occurrence” basis. This results in our being substantially self-insured.

We obtained our current policy in May, 2006 and since the policy inception, we have made payments into a risk pool fund to cover claims within our self-insured layer. Our payments into the fund for the premium year will total $2,400,000 based on estimates of expected losses calculated at inception of the policy. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Correspondingly, if our worker’s compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund. Our maximum exposure under the policy is capped at the greater of $5,750,000 or 10.6% of payroll expenses incurred during the premium year.

The workers’ compensation risk pool deposits totaled $1,638,306 as of March 30, 2007, and were classified as current and non current assets based upon management’s estimate of when the related claims liability will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

10-QSB Page 11

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

We have discounted the expected liability for future losses to present value using a discount rate of 4.5%, which approximates the risk free rate on US Treasury instruments. Our expected future liabilities will be evaluated on a quarterly basis and adjustments to these calculations will be made as warranted.

Expected losses will extend over the life of longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements do not reflect liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense totaled $1,580,284 in the first quarter of 2007. Prior to April 1, 2006, the Company operated as a franchisor of temporary staffing businesses and workers’ compensation costs were not a materially significant component of operating costs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Finance obligation. Our finance obligation consists of debt owed to a related party upon the purchase of the Company’s headquarters (See Note 5). The terms of the agreement call for lease payments of $10,000 monthly commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another 2 years under the same terms. The Company accounts for the lease payments as interest expense. The building is being depreciated over 30 years.

Contingent payroll and other tax liabilities. In May and June, 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities.

10-QSB Page 12

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. We have also received notice from the State of Washington that it may consider the Company as a successor and liable for payment of tax obligations incurred prior to our acquisitions. The entities that sold us the assets (the”selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

We are currently working with the responsible parties to assure that the selling entities pay the amounts due in a timely manner. Should the selling entities or the owners of those entities fail to pay the taxes due, it is possible that the Company will be required to pay the taxes and pursue an action for reimbursement from the selling entities and/or their owners. As of March 30, 2007, we owed the entities responsible for these taxes $1,616,326 in settlement of the acquisitions and in repayment of various advances made by Mr. Welstad to the Company. At March 30, 2007, we owed Mr. Welstad $1,487,447. In April 2007 we repaid $750,000 of this amount to Mr. Welstad and Mr. Welstad made corresponding payments to various tax authorities toward the tax balances due. We expect to repay the remaining balance due Mr. Welstad in May, 2007, at which time he is expected make payments to the taxing authorities.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities to be between $750,000 and $850,000. We believe that the amounts due to the entities and Mr. Welstad will be adequate to satisfy any claims made by state authorities against the Company for these tax balances.

We also understand that amounts are owed by the selling entities to the Internal Revenue Service for payroll taxes relating to periods prior to our acquisitions. From currently available information obtained from the IRS and the responsible entities, we estimate the IRS Liabilities at between $1,000,000 and $1,500,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote. Through March 30, 2007, Mr. Welstad paid $500,000 toward resolution of the IRS claims.

We have not accrued any amounts for these contingent payroll and other tax liabilities at March 30, 2007, because we believe the notes payable to affiliates will be adequate to offset any obligations we might otherwise incur as a result of these contingencies. If our estimate of our potential liability for these contingencies is incorrect, and/or we are held responsible for additional taxes, our financial condition may be adversely affected.

We understand that the responsible parties have entered into payment agreements on the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months. To the best of our knowledge, no new payroll tax obligations of acquired entities have been raised since December 29, 2006.

Operating leases. The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of December 31, 2006 are as follows:

2007	$1,269,157
2008	1,569,139
2009	1,027,209
2010	552,242
2011	209,285

10-QSB Page 13

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

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

NOTE 10 - STOCKHOLDERS’ EQUITY:

In the thirteen week period ended on March 30, 2007, the Company issued an aggregate of 324,591 shares of Common Stock and accepted subscriptions for 5,000 shares of Series A Preferred Stock. The Series A Preferred Stock is described in Note 11. The shares of Common Stock were issued for asset acquisitions, payment of consulting fees and as severance pay terminated employees. 200,000 shares were issued as a portion of the consideration for the acquisition of temporary staffing store assets from Anytime Labor, Inc. Management estimated the value of the shares issued in the Anytime asset acquisition at $4.56 per share as provided in the acquisition agreement. See Note 4. We issued 98,591 shares of common stock for prepaid sales force training services. Management estimated the value of these shares at $3.96 per share in accordance with the consulting services agreement. We issued 26,000 shares to terminated employees as severance pay. Management estimated the value of the severance pay shares at $2.64 per share on the dates of issuance.

NOTE 10 - SUPPLEMENTAL CASH FLOW INFORMATION OF NON-CASH ACTIVITIES:

	Thirteen	Quarter
	Weeks Ended	Ended
	March 30, 2007	March 31, 2006

Common stock issued for prepaid expenses	$390,860	$—
Common stock issued for acquisition of temporary labor stores	$912,000	$—

10-QSB Page 14

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 11 - SUBSEQUENT EVENTS:

The Company is in the process of amending our Articles of Incorporation to create 40,000 shares of Series A Preferred Stock. The Company’s Articles of Incorporation establish authority in the Board of Directors to issue up to 5,000,000 shares of preferred stock which may be divided into one or more series bearing such relative powers, preferences, and rights as the Board of Directors may decide.

The Series A Preferred Stock includes the following powers, preferences and rights:

1.
Cumulative Dividend: The Series A Preferred Stock bears a cumulative dividend of 8% per annum. Such dividends are payable in preference to all dividends of all of our other shareholders. The dividends are payable only when, as and if declared by our Board of Directors.

2.
Voting Rights: The Series A Preferred Stock has no voting rights unless and until converted into common stock or, in the event of certain significant corporate actions. The Series A Preferred Stock constitutes a separate class of securities and may be entitled to class voting.

3.
Optional Redemption: The Series A Preferred Stock may be redeemed at any time after the market price for the Common Stock exceeds $6.00 per share for 30 consecutive trading days. In such event, we will pay a redemption price of $100 per share.

4.
Mandatory Redemption: The Series A Preferred Stock shall be redeemed on or before March 21, 2011. In such event, we will pay a redemption price of $100 per share. However, we will not be required to pay more than 25% of our consolidated net income, before taxes, in connection with such redemption prior to March 21, 2014.

5.
Optional Covnersion: Each share of Series A Preferred Stock may be initially converted into approximately 33 shares of our Common Stock at any time at the option of the holder. The number of shares into which shares of Series A Preferred Stock may be converted will be subject to adjustment to reflect stock splits, reorganizations, mergers and other changes in our capital structure.

6.
Anti-Dilution Protection: The shares of Series A Preferred Stock have anti-dilution protections that will adjust the number of shares of common stock into which shares of Series A Preferred Stock may be converted if we sell securities for consideration less than $3.00 per share.

7.	Liquidation Preference: The Series A Preferred Stock also bears a liquidation preference of $100.00 per share plus any accumulated but unpaid dividends.

8.	Sinking Fund: No sinking fund for the redemption of the Series A Preferred Stock has been established.

10-QSB Page 15

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

9.	Registration Rights: No registration rights have been granted in respect of the Series A Preferred Stock or the Common Stock issuable upon conversion of the Series A Preferred Stock.

Once the articles of amendment are filed, we will offer the Series A Preferred Stock to investors for a price of $100 per share in a private offering. As of March 30, 2007, subscriptions for 5,000 shares of Series A Preferred Stock have been received and are recorded as Preferred Stock Subscribed.

10-QSB Page 16

FORM 10-QSB

Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Form 10-QSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report. “CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

Executive Overview.

Command Center is a provider of temporary employees to the light industrial, construction, warehousing, transportation and material handling industries. We provide unskilled and semi-skilled workers to our customers. Generally, we pay our workers the same day they perform the job. In 2005 and 2006, we underwent a series of evolutionary changes to convert our business from financial service to franchisor of temporary staffing stores to operator of temporary staffing stores. We accomplished these changes by rolling up a franchise and software company into the predecessor public shell corporation and then acquiring all of our franchisees for stock. We completed the rollup transactions in the second quarter of 2006.

Our vision is to be the preferred partner of choice for all staffing and employment solutions by placing the right people in the right jobs every time. With the acquisition of the temporary staffing stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and are currently pursuing a unified branding strategy for all of our stores.

Temporary Staffing Store Operations. We currently operate 81 temporary staffing stores serving thousands of customers and employing thousands of temporary employees. In the months following the roll-up we focused on continuity of operations, reporting, and record keeping. Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture. Rather than opening a large number of additional new stores, in 2007 we will focus our efforts on consolidating and refining our existing store operations, proving our business model, and operating our business in an efficient manner.

During the remainder of 2007, we will focus on fostering organic growth to increase our per-store revenue and profitability through directed selling activities and system-wide initiatives to improve the efficiency of our business processes. We may also seek growth from limited new store openings and growth through acquisition of existing locations from third party operators when such opportunities arise.

10-QSB Page 17

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. We have established a national sales team to drive business to our stores. Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing the qualified personnel needed to meet our business, financial and growth objectives. Our human resources practices are designed to support the need for attracting, screening, hiring, training, supporting and retaining qualified personnel at all levels of our business.

During the 13 weeks ended March 30, 2007, we made additional changes in our business model and strategy. We began the year with a newly established sales force and the expectation that the sales force will drive increasing revenue to our existing stores. As we progressed through the quarter, we reorganized the management team to maintain a flat organizational structure and provide the direction and supervision needed for success. We consolidated field supervision in the corporate office and have opened a call center to address field operations questions consistently and efficiently. We are beginning to see the results of the sales force through rising activity levels, improving margins and new customer generation.

As described below, the changes to our business in the first quarter of 2007 came at a significant cost. Looking forward to the remainder of 2007, we expect that our first quarter investment in infrastructure and personnel will result in increased business and higher margins. We will continue to monitor activity levels and operating results as we move through the busy season.

Our operating results for the first quarter of 2007 are not comparable to the results of operations in the first quarter of 2006. We began operating temporary staffing stores in the second quarter of 2006 and are not yet in a position to provide meaningful comparisons of same store operating results.

Results of Operations

13 Weeks Ended March 30, 2007

Revenues. Revenues were $22,919,852 in the 13 weeks ended March 30, 2007. Revenues included $22,854,400 from the provision of temporary staffing services and $65,452 from other income. First quarter revenues were impacted by the shift from branch sales to an autonomous sales force model, the reorganization of the branch and sales management teams and the sales training programs attended by our sales and sales management personnel. We expect to see improving performance through the second quarter and into the summer as our sales force gains experience in our market areas. At March 30, 2007, we operated 79 temporary staffing stores located in 22 states. We expect slow growth in new store openings through the remainder of 2007 and expect most of our top line growth to come from existing stores.

10-QSB Page 18

Cost of Services. Total cost of services in the 13 weeks ended March 30, 2007 amounted to $17,288,510 or 75.6% of revenue from services. Cost of services is comprised of the costs of providing temporary personnel, including wages, payroll taxes and employee benefits, workers’ compensation costs, and other direct costs relating to our temporary workers, and transportation, travel costs, safety equipment and other costs of services. Our temporary workers’ compensation costs represent a significant expense of providing temporary staffing services. In May, 2006, we negotiated a workers’ compensation plan through AIG that has streamlined our workers’ compensation plan and allowed us to control workers’ compensation costs. Aggregate workers’ compensation costs for the quarter totaled $1,580,284 or 6.9% of revenue from services. The increase in workers’ compensation costs in the first quarter were the result of an unusual increase in workers’ compensation claims during the period that caused a spike in our workers’ compensation claims paid. Other direct costs of services amounted to $128,585.

Our gross margin of 24.4% was below expectations for 2007. Gross margins were impacted by an unusual increase in workers’ compensation claims in the quarter and a higher than expected amount of contract services business with lower margins. We anticipate that margins will increase as we replace low margin opportunities with higher margin opportunities in the coming periods. Our sales force is currently focused on a solution selling approach that looks to the benefits our services can offer our customers and we anticipate that this approach will drive an increase in margins in 2007.

Operating Expenses. Operating expenses totaled $8,520,701 in the quarter ended March 30, 2007. Personnel costs included in the selling, general and administrative section of the income statement accounted for $4,581,518. The “Personnel costs” referred to here represent costs relating to our internal company employees as distinguished from similar employment costs relating to our temporary workers, which appear under “Cost of Services.” We incurred selling and marketing expenses of $490,678, transportation and travel costs of $543,805, office expenses of $296,194, rent and lease costs of $586,407, and legal, professional and consulting services costs of $535,288. Total selling, general and administrative costs amounted to 37.2% of total revenue resulting in a loss for the quarter.

These expenses reflect the significant costs incurred to add sales personnel and build the infrastructure necessary to shift our business model from franchisor to an operating temporary staffing business, and the costs of building a national sales force. We spent approximately $200,000 on sales force training meetings during the quarter and approximately $1,000,000 supporting the sales force while the sales team builds its book of business and ramps up selling activities. We expect to see a positive impact on our business from directed selling activities in the second quarter. We are beginning to see margin increases and week-over-week increases in revenues. A portion of this is attributed to seasonality factors. We will continue to monitor activity to determine the portion of the increases attributable to sales activities.

We also incurred approximately $200,000 in litigation costs in the first quarter of 2007 resulting from a lawsuit filed by a competitor. The lawsuit is described in the footnotes to the financial statements included with this Form 10-QSB. We anticipate that operating expenses will decline as a percentage of revenue in 2007 as our business stabilizes and our revenue base grows. The recent rapid increases in personnel costs are also expected to slow during the remainder of 2007 as stabilize our business model and focus on execution.

10-QSB Page 19

We do expect continuing costs from the national sales force through the rest of 2007. We expect the sales force will result in an increase in average revenues per store when compared to the branch sales model and will be monitoring this process closely in 2007. During the remainder of 2007, we expect that our operating margins will grow slowly but steadily and our operating results will improve.

Losses from Operations. We incurred losses from operations of $2,889,359 in the 13 weeks ended March 30, 2007. The losses are primarily attributable to the costs of the roll up transaction, the costs of establishing a national sales force, and higher than normal professional fees relating to the roll-up transactions, the year end audit, the Protrades litigation and the the sales force ramp up and training costs. We do not anticipate significant acquisition related expenses in the remainder of 2007 and expect the litigation costs to moderate in future periods. We are also focused on increasing margins in 2007 and, if this is realized, it will have a positive effect on operating results.

Net Loss. Interest expense amounting to $198,758 was partially offset by interest and other income of $7,351 resulting in aggregate net losses of $3,080,766 or a loss of $0.13 per share. We expect to increase margins and revenue in the remainder of 2007 and anticipate that this will narrow or eliminate our losses as we spread our operating costs over a broader revenue base.

Three Months Ended March 31, 2006

In the three months ended March 31, 2006 the Company operated as a franchisee of temporary staffing businesses. Consequently, the results of operations for the three months ended March 31, 2006 are not comparable to the results of operations for the three months ended March 30, 2007.

Revenues. We generated $413,349 in franchise fee revenues income in the quarter ended March 31, 2006. As noted above, we were engaged in the finance business in 2005 and with the acquisition of Command Staffing and Harborview in November, 2005, our business focus changed to franchising. Franchise fee revenues were consistent with this focus.

We also generated $14,676 in other income in the quarter ended March 31, 2006. Other income consisted of $9,347 gross revenues from company owned temporary staffing stores that were opened during the quarter and $5,329 from other sources. Cost of sales on temporary staffing stores revenues amounted to $6,547 resulting in gross margins from store operations of $2,800. With the acquisition of the franchised locations, and expected growth in company owned stores opened in the first quarter of 2006, we expect future periods to show marked growth in temporary staffing store revenues and the associated cost of sales.

Operating Expenses. We incurred total operating expenses of $1,121,279 in the quarter ended March 31, 2006. These expenses were consistent with our plan to acquire our franchisees and convert our business model from franchisor to temporary staffing store operator. During the quarter we consolidated our operations at our new headquarters building in Post Falls, Idaho. Compensation and related taxes of $351,849 were driven by our effort to staff up our accounts receivable, accounts payable, accounting, information technology, and human resources departments in anticipation of the change to temporary staffing store operator. Computer and software expenses of $161,671 were driven by the new personnel and their needs for office workstations and equipment. Rent of $82,019 resulted from the addition of the Post Falls, Idaho headquarters building and the carryover rent on the Company’s facility in Phoenix, Arizona. The Phoenix office rent ended in July, 2006. We also incurred business development expenses of $138,514 for new company owned temporary staffing stores opened during the first quarter. Professional expenses of $59,554 were driven by the accounting and legal services required to document the Command Transaction. In total, general and administrative expenses amounted to $1,121,279.

10-QSB Page 20

Loss from Operations. We incurred a loss from operations of $699,801 for the quarter ended March 31, 2006. As noted above, the rapid growth in general and administrative expenses was driven by the change in business focus from franchisor to store operator. The cost structure for the franchise operations under normal circumstances would be much lower than the cost structure for a scaled up temporary staffing store operator. Since revenues were largely limited to franchise fees for the period, and expenses were focused on preparing for store operations, the loss was an expected result. We do expect that our losses from operations will continue for some time while we assimilate the temporary staffing stores into the corporate infrastructure and while we impose strict operational controls on our newly acquired stores.

Other income, consisting of interest and dividend income amounted to $27,498 for the quarter ended March 31, 2006, bringing the total net loss for the quarter to $672,303.

Liquidity and Capital Resources

At March 30, 2007, we had total current assets of $12,364,644 and $13,451,630 in current liabilities, including $1,487,447 in amounts due to affiliates. We had cash of $847,825, less checks issued and outstanding of $1,214,352, and trade accounts receivable of $9,768,323 (net of allowance for bad debts of $400,000).

Weighted average aging on our trade accounts receivable at March 30, 2007, was 39 days; actual bad debt write-off expense as a percentage of total customer invoices during first quarter of 2007 was 0.5%, which is consistent with the bad debt experience during the last nine months of 2006 at 0.5%. Our accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.

10-QSB Page 21

We will require additional capital to fund operations during fiscal year 2007, assuming we execute our business model and continue to grow our operations as planned. Timing of our cash flow requirements will depend in part on the timing of the costs to establish a sales force, the dates on which sales begin to ramp up due to seasonal fluctuations and new directed selling efforts, and the extent to which our actual rate of growth throughout 2007 matches our growth projections for 2007.

As we grow, we will require significant new sources of working capital to fund continuing operations and finance the growth of operating store accounts receivable. We are now pursuing several alternatives to generate growth capital, either through debt or equity, to relieve the expected negative cash flow during the first half of 2007.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at March 30, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at March 30, 2007 was $5,947,989.

The line of credit facility agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $2,000,000 through March 31, 2007 and $3,500,000 thereafter, and that we achieve operating results within a range of projected EBITDA. At March 30, 2007, we were not in compliance with these loan covenants. Our lender has not exercised any rights under the loan agreement as of April 27, 2007 but we have not obtained a waiver of compliance. The balance due our lender at March 30, 2007 was $5,947,989.

No assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

Item 3.  Controls and Procedures.

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of March 30, 2007, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

10-QSB Page 22

As discussed in our annual report on Form 10-KSB for the 52 week period ended December 29, 2006, we have identified areas of internal control weaknesses that are currently being addressed. We have made progress on procedures designed to assure the accurate and complete transfer of data from our temporary staffing store management software into our accounting system. We are also in the process of hiring additional professional accounting staff to strengthen the depth of accounting knowledge within the finance department. We continue to assess the internal control weaknesses on a monthly basis and are focused on resolving any remaining internal control deficiencies by the end of 2007.

During 2007, we also plan to conduct an assessment of our controls over financial reporting using criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the assessment, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.

Except as noted above, there have been no changes in our internal controls over financial reporting during the quarter ended March 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities.

The Company is in the process of amending our Articles of Incorporation to create 40,000 shares of Series A Preferred Stock. The Company’s Articles of Incorporation originally established authority in the Board of Directors to issue up to 5,000,000 shares of preferred stock in one or more series bearing such relative powers, preferences, and rights as the Board of Directors may decide.

The Series A Preferred Stock includes the following powers, preferences and rights:

1.	The shares bear a cumulative dividend of 8% per annum.

2.
The shares have no voting rights unless and until converted into common stock or, in the event of certain significant corporate actions. The Series A Preferred Stock constitutes a separate class of securities and may be entitled to class voting.

3.
The Series A Preferred Stock may be redeemed at any time after the market price for the shares exceeds $6.00 per share for 30 consecutive trading days. The Series A Preferred Stock shall be redeemed on or before March 21, 2011. The redemption price is $100 per share plus unpaid dividends.

4.
The Series A Preferred Stock may be converted into common stock at any time after purchase at a conversion ratio equivalent to $3.00 per share, subject to adjustment to reflect stock splits and other changes in capital structure.

10-QSB Page 23

5.	The Series A Preferred Stock includes anti-dilution provisions that will adjust the conversion ratio if the Company issues additional shares for consideration less than $3.00 per share.

6.	The Series A Preferred Stock also bears a liquidation preference of $100.00 per share plus any accumulated but unpaid dividends.

7.	No sinking fund for redemption of the Series A Preferred Stock has been established.

8.	No registration rights have been granted in respect of the Series A Preferred Stock or the Common Stock issuable on conversion of the Series A Preferred Stock.

Once the articles of amendment are filed, we will offer the Series A Preferred Stock to investors in a private offering. As of March 30, 2007, subscriptions for 5,000 shares of Series A Preferred Stock ($500,000) have been received and are recorded as Preferred Stock Subscribed.

We also issued shares of our common stock for acquisitons, payment of consulting fees and as severance pay terminated employees. 200,000 shares were issued as a portion of the consideration for the acquisition of temporary staffing store assets from Anytime Labor, Inc. Management estimated the value of the shares issued in the Anytime asset acquisition at $4.56 per share as provided in the acquisition agreement. We issued 98,591 shares of common stock for prepaid sales force training services. Management estimated the value of these shares at $3.96 per share in accordance with the consulting services agreement. We issued 26,000 shares to terminated employees as severance pay. Management estimated the value of the severance pay shares at $2.64 per share on the dates of issuance.

All of the unregistered securities described above were subscribed for or issued in accordance with exemptions from the registration requirements of the Securities Act of 1933 (the Act) under Section 4(2) and/or Rule 506 of Regulation D adopted under the Act and D and the corresponding exemption from registration afforded under the laws of the various states in which investors may reside. The certificates representing the Common Stock and the Series A Preferred Stock issued will be restricted securities and will bear a legend restricting further transfer unless the shares are first registered or an exemption from registration is established to the satisfaction of the Company. The shares subscribed for or issued as described above were placed by officers and directors of the Company and no commissions were paid in respect of the placements.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Page #

10.1	Acquisition agreement: Asset Purchase Agreement dated as of February 19, 2007 by and among Command Center, Inc. (formerly Temporary Financial Services, Inc.) and Anytime Labor, Inc.	30

10-QSB Page 24

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/ Glenn Welstad	President and CEO	Glenn Welstad	May 14, 2007
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	May 14, 2007
Signature	Title	Printed Name	Date

10-QSB Page 25