Form 10KSB/A
period 2005-12-31
Command Center, Inc.
filed 2007-08-17
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/Amendment No. 1
(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ___________.

Commission File Number: 333-60326

COMMAND CENTER, INC.
(Name of small business issuer in its charter)
Washington	91-2079472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, Idaho 83854
(Address of principal executive offices)

(480) 609-1250
(Issuer’s telephone number)

Temporary Financial Services, Inc.
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: None

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☒    No ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB/A.
Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

The issuer had revenues for the fiscal year ended December 31, 2005 of:  $2,190,259

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 7, 2005 was: $17,332,706

The number of shares of common stock outstanding as of March 15, 2005 was: 10,066,013

Documents incorporated by reference: None

Transitional Small Business Disclosure Format.  Yes ☐  No ☒

FORM 10-KSB/A
PART I

We are amending our Form 10-KSB as originally filed on March 31, 2006 to reflect a restatement of our financial statements as described in “restatement” in management’s discussion and analysis.

This Form 10-KSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue”, and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 6 of Part II of this Form 10-KSB. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

“CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc. and/or our predecessor, Temporary Financial Services, Inc.

Item 1. Description of Business.

Introduction and General Background

Command Center, Inc. (“CCNI”) was incorporated on October 11, 2000 as Temporary Financial Services, Inc. (“TFS”), under the laws of the State of Washington. We were originally organized to provide accounts receivable financing to temporary labor businesses. We commenced our lending activities in 2001 and continued providing accounts receivable financing to temporary labor businesses through 2004. In 2004 we reassessed our lending activities and elected to change our business focus. In 2004, the Company considered other lending operations, provided financing to an affiliated financial services firm, and also began looking for other business opportunities.

On October 6, 2005, we entered into a letter of intent to acquire the assets of Command Staffing, LLC (“Command Staffing”), Harborview Software, Inc. (“Harborview”), and approximately 69 temporary staffing stores currently operating as Command Staffing franchisees or independently owned businesses. The acquisitions of Command Staffing, Harborview and the temporary staffing stores are collectively referred to as the “Command Transaction”. The Command Transaction involved two phases. The acquisition of Command Staffing and Harborview was completed in Phase I of the Command Transaction and the acquisition of approximately 69 temporary staffing stores is intended to be completed in Phase II of the Command Transaction.

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

Our internet address is http://www.commandlabor.com. Copies of our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available to the public as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains our reports and other information that we file electronically with the SEC.

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

Economics of Temporary Staffing Stores. Our desire to acquire the franchisees’ and licensees’ temporary staffing stores and consolidate the businesses under a unified corporate structure was derived principally by the opportunity to achieve economic efficiencies. Within the corporate framework, we can combine multiple accounts receivable, accounts payable, supplies purchasing, and marketing activities into single departments, thereby improving efficiency and gaining economies of scale. As the size of our business grows and brand recognition builds, we also hope to attain additional efficiencies in advertising, printing, safety equipment, and facilities costs. Once the acquired stores are fully assimilated into the CCNI organization, we will develop a standardized store operations model that will be used for future new store openings. New stores will be opened in locations with attractive demographics, and in areas where the demand for temporary staffing personnel is sufficient to justify the process. In general, we will focus on larger metropolitan areas that are able to support multiple locations as the initial growth targets. Multiple openings in a metropolitan area will allow us to minimize opening costs and maximize customer exposure within the target metropolitan market.

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

Trademarks and Trade Names

The Company has registered “Command”, “Command Center,” “Command Staffing”, “Command Labor”, “Apply Today, Daily Pay,” “A Different Kind of Labor Place” and ”Labor Commander” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

Employees

We currently employ 45 personnel at our headquarters office in Post Falls, Idaho. The number of employees at the corporate headquarters is expected to increase as we continue to gear up for the Phase II closing and the change in focus from franchisor to temporary staffing store operator.

Our employment roles will further increase after the Phase II closing with the addition of all of the franchisees’ and licensees’ employees. Following the Phase II closing, we anticipate total employment of approximately 300 personnel, approximately 250 located in the various temporary staffing stores, and approximately fifty in the corporate headquarters office.

Item 2. Description of Property.

We operate out of an 18,500 square foot office building located in Post Falls, Idaho. We also maintain several network servers in a co-location server facility in Coeur d’Alene, Idaho. Management believes that the office building includes more space than is needed for the near term and is currently evaluating opportunities to sublease a portion of the space. If part of the building is leased, the lease terms will allow management the flexibility to grow back into the space as the business expands and more space is required.

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

FORM 10-KSB
PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Our securities trade in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol “CCNI”. The following table sets out the range of high and low bid prices for the common stock for the periods presented.

	Bid Information*
Quarter Ended	High	Low
March 31, 2004	$1.06	$0.85
June 30, 2004	$0.90	$0.45
September 30, 2004	$0.53	$0.45
December 31, 2004	$0.75	$0.45
March 31, 2005	$1.00	$0.60
June 30, 2005	$0.95	$0.85
September 30, 2005	$1.10	$0.65
December 31, 2005	$8.85	$1.10

* The pricing information set forth has been adjusted to reflect a five for one forward stock split that was distributed in August 2005.

The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

Holders of the Corporation’s Capital Stock

At December 31, 2005, we had 45 stockholders of record.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. The business of CCNI is capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

During 2005, the Company issued 2,809,120 shares of common stock in a forward stock split (five shares for each one share held). Following the forward split which was distributed in August, 2005, the Company had 3,511,400 shares issued and outstanding. The forward split shares did not constitute a sale and no registration or exemption from registration was required for the distribution. In addition, we issued a combined total of 6,554,613 shares in the acquisitions of Command Staffing LLC and Harborview Software, Inc. Following the acquisitions of Command and Harborview, we have 10,066,013 shares issued and outstanding. The acquisition shares were issued pursuant to Regulation D, Rule 506 adopted under the United States Securities Act of 1933 (the “Act”).

Item 6. Management’s Discussion and Analysis

On November 9, 2005, Temporary Financial Services, Inc. (“TFS”) entered into a business combination with Command Staffing LLC and Harborview Software, Inc. In 2006, the Company anticipates that it will acquire the operations of most or all of our franchisees and licensees and 2006 operations will again change focus from that of franchisor to temporary staffing store operator. These changes impact the comparability of the results of operations between periods.

Restatements

The Company’s financial statements have been restated from those previously reported. The Restatement corrects errors in the Company’s presentation of the recapitalization transaction that took place November 9, 2005, and a real estate financing transaction.

Recapitalization transaction

For the year ended December 31, 2005, the Company presented comparative income statement information for 2005 and 2004 reflecting operations of the predecessor company, Temporary Financial Services, Inc. (“TFS”) through November 8, 2005, and the operations of TFS combined with the operations of the acquired companies, Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) from November 9, 2005 through December 31, 2005. November 9, 2005 was the date on which the acquisitions of Command Staffing and Harborview were closed.

Upon management’s review of the accounting guidance and consultation with other experts they determined that Command Staffing was the accounting acquirer in the transaction. As a result, the comparative financial statements for 2004 have been restated to present the financial statements of Command Staffing. The restated financial statements also give pro forma effect the the issuance of 5,150,053 shares of TFS common stock issued to the members of Command Staffing and to Glenn Welstad (for his 50% interest in Harborview) as if the recapitalization was effected at the beginning of 2004.

The related 2005 statements of Command Center Inc. have been restated to include the purchase of the 50% interest in Harborview not owned by Glenn Welstad, (the Company’s CEO and a director) and the operations and cash flows of TFS for the period beginning November 9, 2005 (the acquisition date) and ending December 31, 2005.

Real estate financing transaction

In November 2005, the Company purchased a building for $1,125,000 in Post Falls, Idaho to serve as its corporate headquarters. In December 2005, the Company entered into transaction in which it sold the building to John Coghlan, a director and major shareholder for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. The transaction was originally accounted for as a lease. Upon further review of the applicable accounting guidance related to the sale, management concluded that the transaction should have been properly accounted for as a financing transaction because of the Company’s option to purchase the building back from Mr. Coghlan. Accordingly, the Company has restated its 2005 financial statements to reflect the building and a corresponding finance obligation. The restatement has no affect on net income as previously reported.

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

Royalty income and franchise and license fee income grew to $1,749,381 in 2005 from $957,002 in 2004, an increase of 83%. The increase was attributable to growth in the number of franchisees and growth in franchisee revenues generated during the period. As noted elsewhere in this Report, we have reached an agreement to acquire all of our existing franchisees at which time we will convert our business from that of a franchisor to an operator of temporary staffing stores. At that time, we anticipate that royalty income and franchise and license fee income to drop to zero. We expect to close the acquisitions of the franchisees sometime in the second quarter of 2006.

Interest and investment income and other income increased to $440,878 in 2005 from $90,033 in 2004. The increase in other income was primarily due to the settlement of litigation with a former franchise owner.

The business of CCNI as franchisor and, upon closing the temporary staffing store acquisitions, as store operator, is capital intensive As noted in Item 1, above, we are now preparing to assume the operations of the franchisees and licensees and are devoting considerable resources to those preparations. We will require additional capital to fund the business following acquisition of the temporary staffing stores above and beyond the capital available from our current liquidity.

Likewise, with the acquisition of the temporary staffing stores, we will become an operator of temporary staffing stores and will no longer focus on generating royalty income. It is likely that royalty income in the second quarter of 2006 and beyond will also fade to zero.

Operating Expenses. Operating expenses increased to $1,835,501 in 2005 compared to $1,184,698 in 2004. This represents nearly a 55% increase and is the direct result of the growth in the number of franchisees and the growth in infrastructure required by the anticipated acquisition of the franchisees and conversion of the company to a temporary staffing store operator..

We will continue to incur operating expenses from franchise operations until the franchisees are acquired in the second quarter of 2006. Management anticipates that the level of expenses will continue to increase as we add personnel and infrastructure in preparation for the acquisition of approximately 65 temporary staffing stores that are currently being operated as franchisees or licensees.

Income (loss) from Operations. For the year ending December 31, 2005, we generated income of $354,758 from operations compared to a $137,663 loss from operations in 2004. The change is consistent with the growth in the number of franchisees and the increasing revenue they generated in the period against which our royalty income is computed.

Management expects to generate losses from franchise operations through the first quarter, 2006 as we continue to prepare for acquisition of the franchisees’ temporary staffing stores. Once the acquisition of the temporary staffing stores is completed, we will move to consolidate, solidify, and standardize the operating entities. Until the various operating stores are consolidated under the CCNI organizational structure, and the operations have had a chance to be fully assimilated into the new framework, management anticipates that we will operate at a loss in future periods.

Year Ended December 31, 2004

Results in 2004 reflect our operations as a franchisor. We began offering franchises in 2003 and awarded our first franchise on August 19, 2003. In light of the expected change in business from franchisor to operator of temporary staffing stores which will occur in the second quarter of 2006, a comparison of 2004 franchise operations to limited 2003 franchise operations is not provided.

Revenues. We generated gross revenues of $1,047,035 in 2004. Royalty income and franchise and license fee income comprised the majority of our revenues for the year. Revenues were in line with our expectations as new franchisor of temporary staffing stores. We also generated $90,033 in other income during the year.

Operating Expenses. Operating expenses were $1,184,698 in 2004. This amount is consistent with our operations and revenue levels as a start-up franchisor. Our business focus in 2004 was on building the franchisor business model. We incurred $301,908 in compensation costs, $160,416 in sub-contract fees to enhance the software offered to franchisees, $118,131 in software and communications expenses, and $117,308 in legal fees relating to franchise offering compliance and other legal matters. Other expenses of a normal and recurring nature amounted to $486,935.

Loss from Operations. In the aggregate, we reported a loss from operations of $137,663 in 2004. Net operating loss carryforwards from current and prior years may be used to offset future net income (see Note 7 to the financial statements).

Liquidity and Capital Resources

At December 31, 2005, we had cash of $369,844, trade accounts receivable of $356,367 and accounts receivable from affiliates of $676,101. We were also holding $404,000 in investments at year end. Although we had financial assets in the aggregate amount of $2,089,819, assuming all accounts and notes receivable are collected in the current year, we will still require additional capital to fund operations assuming the temporary staffing store acquisitions occur as planned. Timing of our cash flow requirements will depend in part on the date that we close the acquisitions of the franchised temporary staffing stores. Once the store acquisitions are completed, we will require sufficient sources of capital to fund continuing operations and finance the operating store accounts receivable. We are now considering our options to generate debt and/or equity capital to relieve the expected negative cash flow following the Phase II closing, but no firm sources have yet been identified and no assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations and slow planned growth initiatives, all of which will impact our profitability and long term viability.

At December 31, 2005, we were owed $676,101 by affiliates. If these amounts are not collected in a timely fashion, our cash flow needs will be increased accordingly. This occurrence would also impact the Company’s ability to move forward with its plan of operations.

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

Loss of key personnel could negatively impact the business. Our success depends to a significant extent upon the continued services of Glenn A. Welstad, president, chief executive officer, and director, and other members of the Company’s executive management. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on its ability to identify recruit motivate and retain key management personnel including branch managers, area vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

Non-management shareholders may have little impact on the manner in which the Company is run. Our officers, directors, and their affiliates, in the aggregate, control 78.1% of the common stock. As a result, our officers, directors, and their affiliates, acting together, may be able to determine matters requiring approval of our shareholders, including the election of the Company’s directors.

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

Failure to comply with the provisions of Sarbanes-Oxley Legislation could have a material adverse impact on our results of operations and financial condition. Legislation commonly referred to as the Sarbanes-Oxley Act of 2002 (Sarbanes-Oxley”) requires public companies to develop internal control policies and procedures and to undergo an audit of those internal control policies and procedures on an annual basis. This legislation is relatively new and the United Sates Securities and Exchange Commission (the “Commission”) is still developing rules and guidance for public companies concerning the manner in which compliance with Sarbanes-Oxley will be determined. At this time, we are a small business and do not meet the accelerated filer requirements of Sarbanes-Oxley. Recently, the Commission extended the date for compliance with the internal control audit requirements of Sarbanes-Oxley for small businesses not meeting the accelerated filer requirements, and as a result, we do not expect that we will be required to undergo an audit of internal controls until early 2007 for our calendar year ending 2007. No assurances can be given that this extension of time will continue or that we will not cease to be a small business or will not become an accelerated filer prior to 2007. If we become subject to the internal control audit requirement before we are in a position to comply, the affect on our operations and financial condition could be significant.

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

Item 7. Financial Statements.

COMMAND CENTER, INC.

Financial Statements and
Report of Independent Registered
Public Accounting Firm

December 31, 2005 and 2004

Command Center, Inc.

Contents

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	21

FINANCIAL STATEMENTS

Balance sheets	22

Statements of operations	23

Statements of stockholders’ equity	24

Statements of cash flows	25

Notes to financial statements	26 through 34

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

As discussed in Note 1 to the financial statements the Company has restated its 2005 and 2004 financial statements.

February 23, 2006, except for the restatement described in Note 1 to the financial statements, to which the date is December 29, 2006.

Spokane, Washington

COMMAND CENTER, INC. (Formerly Command Staffing LLC)

Balance Sheets

	As restated

	December 31,
	2005	2004

Assets
CURRENT ASSETS:
Cash	$369,844	$41,268
Accounts receivable trade,
net of allowance for bad debts of $37,000 at December 31, 2005	356,367	8,625
Accounts receivable - affiliates	676,101	65,857
Note receivable - current	191,847	-
Prepaid expenses	47,214	1,500
Investment in securities	404,000	-
Total current assets	2,045,373	117,250

PROPERTY AND EQUIPMENT - NET	1,589,253	129,147

OTHER ASSETS:
Note receivable - non-current	91,660	99,000
Franchise options	-	31,045
Goodwill	1,543,572	-

	$5,269,858	$376,442
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable - trade	135,676	110,564
Accounts payable - affiliates	351,525	-
Accrued new store surcharge fees - affiliate	105,000	-
Total current liabilities	592,201	110,564

LONG-TERM LIABILITIES
Finance obligation	1,125,000	-
Total long-term liabilities	1,125,000	-

COMMITMENTS (see Note 11)

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
10,066,013 and 5,852,333 (pro forma) issued and outstanding, respectively	10,066	5,852
Additional paid-in capital	3,325,496	397,689
Retained earnings	217,095	(137,663)
Total stockholders' equity	3,552,657	265,878
	$5,269,858	$376,442

See accompanying notes to financial statements.

COMMAND CENTER, INC. (Formerly Command Staffing LLC)

Statements of Operations

	As restated

	Year Ended December 31,
	2005	2004

REVENUE:

Initial franchises and license fees	27,928	66,819
Franchise option fees	-	(31,040)
Interest and investment income	28,491	-
Royalty income - affiliates	1,721,453	921,223
Other income	412,387	90,033
	2,190,259	1,047,035
OPERATING EXPENSES:
Compensation and related taxes	415,787	301,908
Subcontract fees	3	160,416
Postage	4,883	-
Travel and entertainment	85,548	36,905
Rent and office expense	159,831	94,653
Capital Temp Fund fees	13,750	78,943
Business development	37,588	83,227
Software support and communications expenses	195,313	118,131
Telephone and internet charges	83,762	72,321
Legal, professional and consulting	493,946	117,308
Interest expense	2,221	6,201
Depreciation and amortization	58,104	24,110
Other expense	284,765	90,575
	1,835,501	1,184,698
INCOME (LOSS) FROM OPERATIONS	354,758	(137,663)

INCOME TAX PROVISION	-	-

NET INCOME (LOSS)	$354,758	$(137,663)
BASIC AND DILUTED INCOME (LOSS) PER SHARE	$0.04	$(0.01)
BASIC AND DILUTED WEIGHTED AVERAGE
COMMONS SHARES OUTSTANDING	9,563,835	9,363,733

See accompanying notes to financial statements.

COMMAND CENTER, INC. (Formerly Command Staffing LLC)

Statements of Stockholders' Equity, restated

				Additional
	Members'	Common Stock		Paid-in	Retained Earnings
	Equity	Shares	Par Value	Capital	(Deficit)	Total

BALANCES, DECEMBER 31, 2003	$124,541	-	$-	$-	$-	$124,541

Contributions	279,000					279,000

Net loss for the year					(137,663)	(137,663)

Effect of recapitalization (pro forma)	(403,541)	5,852,333	5,852	397,689		0

BALANCES, DECEMBER 31, 2004	-	5,852,333	5,852	397,689	(137,663)	265,878

Forward stock split		2,809,120	2,809	(2,809)	-	-

Stock issued for purchase of Harborview		1,404,560	1,405	1,403,155		1,404,560

Recapitalization with Temporary Financial Services, Inc.				1,527,461		1,527,461

Net income for the year		-	-	-	354,758	354,758

BALANCES, DECEMBER 31, 2005	$-	10,066,013	$10,066	$3,325,496	$217,095	$3,552,657

See accompanying notes to financial statements.

COMMAND CENTER, INC. (Formerly Commnand Staffing LLC)

Statements of Cash Flows

	As restated

	Year Ended December 31,
	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$354,758	$(137,663)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	53,917	24,110
Allowance for bad debts	27,000
Amortization of note receivable discount	4,187
Change in:
Accounts receivable	(279,683)	(2,044)
Accounts receivable - affiliates	438,605	115,433
Other assets	47,394	31,040
Prepaid expenses and deposits	(45,714)	26,278
Accounts payable and accrued expenses	(169,530)	83,727
Other current liabilities		(11,771)
Accrued new store surcharge fees - affilates	105,000
Total adjustments	181,176	266,773
Net cash provided by operating activities	535,934	129,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash used to acquire property and equipment	(609,869)	(86,064)
Advances to affiliates		(99,000)
Cash received in aquistions	335,009
Collections on note receivable	200,835
Net cash used by investing activities	(74,025)	(185,064)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on note payable	(133,333)	(196,190)
Shareholder/Member advance		279,000
Net cash provided (used) by financing activities	(133,333)	82,810

NET INCREASE IN CASH	328,576	26,856
CASH, BEGINNING OF YEAR	41,268	14,412
CASH, END OF YEAR	$369,844	$41,268

SUPPLEMENTAL DISCLOSURES OF CASH FLOWS INFORMATION:
Cash payments of interest	$3,650
Noncash investing and financing activities:
Stock issued in connection with recapitalization	$1,527,461
Stock issued in connection with Harborview purchase	$1,404,560
Related party advance extinguished in sale of real property	$(600,000)
Related party advance used to aquire real property	$600,000
Related party receivable in sale of real property	$525,000

See accompanying notes to financial statements.

NOTE 1 — RESTATED FINANCIAL STATEMENTS:

The Company’s financial statements have been restated from those previously reported. The Restatement corrects errors in the Company’s presentation of the recapitalization transaction that took place November 9, 2005, and a real estate financing transaction.

Recapitalization transaction

For the year ended December 31, 2005, the Company presented comparative income statement information for 2005 and 2004 reflecting operations of the predecessor company, Temporary Financial Services, Inc. (“TFS”) through November 8, 2005, and the operations of TFS combined with the operations of the acquired companies, Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) from November 9, 2005 through December 31, 2005. November 9, 2005 was the date on which the acquisitions of Command Staffing and Harborview were closed.

Upon management’s review of the accounting guidance and consultation with other experts they determined that Command Staffing was the accounting acquirer in the transaction. As a result, the comparative financial statements for 2004 have been restated to present the financial statements of Command Staffing. The restated financial statements also give pro forma effect the the issuance of 5,150,053 shares of TFS common stock issued to the members of Command Staffing and to Glenn Welstad (for his 50% interest in Harborview) as if the recapitalization was effected at the beginning of 2004.

The related 2005 statements of Command Center Inc. have been restated to include the purchase of the 50% interest in Harborview not owned by Glenn Welstad, (the Company’s CEO and a director) and the operations and cash flows of TFS for the period beginning November 9, 2005 (the acquisition date) and ending December 31, 2005.

Real estate financing transaction

In November 2005, the Company purchased a building for $1,125,000 in Post Falls, Idaho to serve as its corporate headquarters. In December 2005, the Company entered into transaction in which it sold the building to John Coghlan, a director and major shareholder for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. The transaction was originally accounted for as a lease. Upon further review of the applicable accounting guidance related to the sale, management concluded that the transaction should have been properly accounted for as a financing transaction because of the Company’s option to purchase the building back from Mr. Coghlan. Accordingly, the Company has restated its 2005 financial statements to reflect the building and a corresponding finance obligation. The restatement has no affect on net income as previously reported.

NOTE 1 — RESTATED FINANCIAL STATEMENTS, Continued:

The following is the summary of the effects of the above corrections:

	As Originally Filed	As Restated	Change
2005 Financial position
Total assets	$2,601,286	$5,269,858	$2,668,572
Finance obligation	$-	$1,125,000	$1,125,000
Total stockholders’ equity	$2,009,085	$3,552,657	$1,543,572

Results of operations
Revenue	$372,211	$2,190,259	$1,818,048
Operating expenses	$572,333	$1,835,501	$1,263,168
Net income (loss)	$(200,122)	$354,758	$554,880
Basic and diluted income (loss) per share	$(0.05)	$0.04	$0.09
Basic and diluted weighted average common shares outstanding	4,445,208	9,563,835

	As Originally Filed	As Restated	Change
2004 Financial position
Total assets	$1,653,276	$376,442	$(1,276,834)
Total liabilities	-	$110,564	$110,564
Total stockholders’ equity	$1,653,276	$265,878	$(1,387,398)

Results of operations
Revenue including gain on sale of securities	$415,085	$1,047,035	631,950
Operating expenses	291,218	1,184,698	893,480
Net income (loss)	$123,867	$(137,663)	$(261,530)
Basic and diluted income (loss) per share	$0.04	$(0.01)	$(0.05)
Basic and diluted weighted average common shares outstanding	3,515,715	9,363,733

NOTE 2 — ACQUISITION OF HARBORVIEW:

On November 9, 2005 and in connection with the recapitalization transaction described in Note 1, the Company purchased the remaining 50% of Harborview from Ron Junck, a director for 1,404,560 shares of the Company’s unregistered common stock. The shares were valued at $1.00 per share or $1,404,560 based on management’s estimate of the fair value of the shares at the time of the transaction. The assets and liabilities purchased are as follows:

Accounts receivable, net	$47,529
Property and equipment, net	6,771
Software development costs, net	147,400
Goodwill	1,543,572
Total assets	$1,745,272

Accounts payable	$(69,447)
Accrued expenses	(67,647)
Related Party Notes payable	(203,620)
Total liabilities	$(340,714)
Total purchase price	$1,404,560

Assuming that Harborview had been acquired as of the beginning of the period and included in the consolidated statements of operations, unaudited pro forma consolidated revenues, net income (loss) and net income (loss) per share would have been as follows:

For years ended December 31,	2005	2004

Gross revenues	$2,298,268	$1,174,865
Net income (loss)	$147,500	$(123,425)

Net income (loss) per share-basic	$0.02	$(0.02)
Net income per share-diluted	$0.02

NOTE 3 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

NOTE 3 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Goodwill. Goodwill relates to the acquisition of Harborview. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at least annually as of December 31, 2005, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and a discounted cash flow analysis is used to determine fair value.

Note Receivable. At December 31, 2005, the Company had a non-interest bearing note receivable due in connection with litigation settled by Command Staffing in July of 2005. The note calls for payments due from the gross sales of temporary labor centers owned by former franchisees. In accordance with the requirements of Accounting Principles Board Opinion No. 21, the Company discounted the note receivable by an effective interest rate of 9%, and recognized the discount as a deduction from face value of the note. The Company is amortizing the discount ratably over the life of the note in its interest income. At December 31, 2005, the face amount of the note was $303,493 and an unamortized discount of $19,966 was recognized as a direct deduction from face value. During the year ended December 31, 2005, the Company recognized $4,187 of amortization of the discount in interest income.

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

Software development costs. Software development costs are accounted for in accordance with Statement of Financial Accounting Standard No. 86 “Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed” (“SFAS 86”). Costs of producing software are capitalized and amortized by the straight-line method over the estimated useful life (seven years) of the developed software.

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

Reclassifications. - Certain reclassifications have been made to the 2004 financial statements in order to conform to the 2005 presentation. These reclassifications have no effect on net income, total assets or stockholders’ equity as previously reported.

NOTE 3 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Revenue recognition. - In 2005 and 2004, the Company generated its revenues primarily from franchise royalty fees.

The Company recognizes franchise royalty income on the accrual basis as it becomes payable in accordance with the franchise agreements. The royalties are calculated as a percentage of gross sales of the franchisee’s weekly operations. The percentage ranges from 1% to 2% based upon the individual franchisee’s gross profit and the terms of the franchise agreement.

At December 31, 2005, the Company had no obligations to franchisees that would represent significant commitments or contingencies outstanding under the franchise agreement.

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

Allowance for doubtful accounts. - The Company has established an allowance for doubtful accounts to estimate the collectability of franchise revenues. Management believes the amount is sufficient to cover expected uncollectible accounts receivable. Management reviews the balance in the allowance for doubtful accounts at the end of each period and increases or decreases the amount of the allowance based on payment history, accounts receivable aging, and other relevant factors.

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

Earnings per share. - The Company accounts for its income (loss) per common share according to Statement of Financial Standard No. 128, “Earnings Per Share” (“SFAS 128”). Under the provisions of SFAS 128, primary and fully diluted earnings per share are replaced with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The Company had no common stock equivalents during the years ended December 31, 2005 and 2004, and only basic earnings per share are presented. For the year ended December 31, 2004, earnings per share was calculated as if the forward stock split, which was distributed in August, 2005, and the recapitalization of Command Staffing with TFS and Harborview (See Note 1), had occurred on January 1, 2004.

NOTE 3 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued:

Recent Accounting Pronouncements. - On December 16, 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standard No. 123(R), “Share-Based Payment” (“SFAS 123(R)”) which is a revision of Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Statement 123(R) supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and amends Statement of Financial Accounting Standard No. 95, “Statement of Cash Flows” (“SFAS 95”). Generally, the approach in Statement 123(R) is similar to the approach described in Statement 123. Statement 123(R) requires that all share-based payments to employees, including grants of employee stock options, be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. Statement 123(R) is effective for small business issuers at the beginning of the first interim or annual period beginning after December 15, 2005.

In June 2005, the FASB issued Statement of Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20 and Statement of Financial Accounting Standard No. 3 “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes in the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income in the period of change a cumulative effect of changing to the new accounting principle, whereas SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS 154 enhances the consistency of financial information between periods. SFAS 154 will be effective beginning with the Company’s first quarter of 2006. Management does not expect that SFAS 154 will have a material impact on the Company’s results of operations and financial condition.

NOTE 4 — RELATED-PARTY TRANSACTIONS:

In addition to the related party transactions described in notes 3, 5, 6, 8, and 10 the Company has had the following transactions with related parties:

Finance Lease Transactions. During 2005, the Company purchased a building in Post Falls, Idaho to serve as the corporate headquarters for CCNI. The purchase price of the building was $1,125,000 and the amount was paid in $525,000 of the Company’s funds plus $600,000 advanced from John Coghlan, a director and major shareholder. Subsequently, the Company’s Board of Directors received an offer from Mr. Coghlan to purchase the building from the Company subject to a finance lease arrangement described in Note 10. The Board accepted Mr. Coghlan’s offer and sold the building to him at the original purchase price and immediately leased the building back on terms that the Board considered to be in the Company’s best interests. In connection with the sale to Mr. Coghlan, the $600,000 advance was extinguished and at December 31, 2005, the Company had recognized a receivable from Mr. Coghlan of $523,849 relating to his purchase. The receivable was paid in full in February, 2006.

NOTE 4 — RELATED-PARTY TRANSACTIONS, Continued:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to pay Glenn Welstad, the new CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. As of December 31, 2005, the Company had accrued $105,000 payable to Mr. Welstad in new store surcharge fees. The Company is obligated to pay these funds to Mr. Welstad in 2006. The amounts are classified as “Accrued new store surcharge fees - affiliate.” The obligation to pay the new store surcharge fee accrues at the time each new store is opened and will terminate at the earlier of the date Mr. Welstad has received $1,700,000 (340 new stores), or December 31, 2010. If fewer than 340 stores are opened by the Company (including its predecessor) by December 31, 2010, Mr. Welstad’s payments under this arrangement will be limited to the amounts paid or accrued to that date.

NOTE 5 —AMOUNTS DUE FROM AFFILIATES:

Accounts receivable-trade. Included in the Company’s trade accounts receivable at December 31, 2005 is $356,367 due from affiliates. These amounts are due from temporary staffing businesses that are owned or controlled by the Company’s officers, directors, controlling shareholders, or their affiliates. The amounts relate to franchise royalties and other franchise service revenues due to Command Staffing and Harborview.

Accounts receivable-affiliates. The Company was also owed $152,252 by Viken Management (“Viken”), an entity controlled by Glenn Welstad for advances to Viken to meet working capital requirements. The Company was also owed $523,849 by John Coghlan for the balance due on the sale of the building pursuant to the real estate finance transaction. See note 10. During 2005, the Company earned $264,637 in franchise royalty income from affiliates.

NOTE 6 — PROPERTY AND EQUIPMENT:

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 31, 2005 and 2004:

	2005	2004
Furniture & fixtures	$19,591	$3,000
Property and equipment	1,376,515	152,356
Accumulated depreciation	(94,853)	(31,210)
Furniture, fixtures & equipment, net	1,301,253	129,147

Software development costs	400,000	-
Accumulated amortization	(112,000)	-
Software development costs, net	288,000	-
Total property and equipment, net	$1,589,253	$129,147

During the year ended December 31, 2005 and 2004, the Company recognized $58,104 and $24,110, respectively, of depreciation and amortization expense on its furniture, fixtures, equipment, and software development costs

NOTE 7 — AMOUNTS DUE TO AFFILIATES:

At December 31, 2005 accounts payable to affiliates amounted to $351,525. Included in trade accounts payable at December 31, 2004, was $59,898 due to affiliates. Accounts payable to affiliates was primarily composed of prior periods’ payroll services, and other items purchased or provided to Command Staffing and Harborview by entities owned or controlled by Glenn Welstad, the Company’s president and chairman. In addition, the Company owed Glenn Welstad $105,000 in accrued new store surcharge fees.

NOTE 8 — CAPITAL STOCK:

Five for one forward stock split. At December 31, 2004, TFS had 702,280 shares issued and outstanding. On August 9, 2005, TFS distributed 2,809,120 shares of common stock in a stock dividend pursuant to a five for one forward split. The forward split increased the number of shares outstanding on August 9, 2005 to 3,511,400.

Acquisition and recapitalization. On November 9, 2005, the Company entered into an Asset Purchase Agreement and acquired the operations of Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) for 6,554,613 shares of common stock (see Note 1). The Company determined that the accounting acquirer for this transaction was Command Staffing. Glenn Welstad, managing member and controlling shareholder of Command Staffing was deemed to have acquired 50% of Harborview in the transaction. The transaction was accounted for as a recapitalization of Command Staffing, TFS, and 50% of Harborview, and as a purchase of the remaining 50% of Harborview not owned by Mr. Welstad. At December 31, 2005, the Company has 10,066,013 shares issued and outstanding.

NOTE 9 - INCOME TAX:

Results of operations include the results of Command Staffing for the year ended December 31, 2004 and for the period from January 1, 2005 to November 9, 2006 (See Note 1), and the results of Command Staffing, TFS and Harborview for the period from November 10 through December 31, 2005. As a limited liability company (“LLC”), net income and net loss pass directly though to the LLC members with no impact to the Company’s financial statements. The acquistions that occurred on November 9, 2005 had the effect of changing the tax status of the company from LLC to C Corporation. Any deferred tax asset or liability, including any income tax provision or benefit that would inure subsequent to the Command Staffing acquisitions of Harborview and TFS on November 9, 2005, would be immaterial at December 31, 2005.

NOTE 10 - FINANCE OBLIGATION:

Finance obligation consists of debt owed to a related party upon the purchase of the Company’s headquarters (See Note 1). The terms of the agreement call for lease payments of $10,000 monthly commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another 2 years under the same terms. The Company accounts for the lease payments as interest expense.

NOTE 11 -OPERATING LEASE OBLIGATIONS:

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

At December 31, 2005, the future minimum payments under the operating lease were $43,463 for 2006.

NOTE 12 - BUSINESS CONCENTRATION:

In the year ended December 31, 2005 and 2004, substantially all of the Company’s royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company’s franchisees. The franchisees are owned in whole or in part by various officers and directors of the Company. As a result, the Company’s business is concentrated among a small number of affiliated parties and is subject to business concentration risks.

NOTE 13 - SUBSEQUENT EVENTS:

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

Item 8A. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures. The principal executive officer and the principal financial officer have evaluated our disclosure controls and procedures as of December 31, 2005. As noted in this Amended Annual Report, the Company is restating its financial statements to properly reflect an acquisition transaction that occurred on November 9, 2006. The improper presentation of financial information which gave rise to the restatement evidences a material weakness. The internal control deficiency related specifically to accounting presentation of a complex business combination. The Company has addressed the internal control issues by resolving to consult with independent experts when complex transactions are entered into. In connection with our restatement of 2005’s financial statements we have performed an introspective review of all our financial statement reporting processes and have also recognized that we have material weaknesses that relate to a lack of skilled accounting personnel and issues related to the interface of our operational software to our accounting system. As a result of these weaknesses we have redesigned and made significant changes in our financial reporting controls during 2006. Management believes that these factors will minimize the potential for a reoccurrence of this type of error. With the additional procedures now in place, Management has concluded that the disclosure controls and procedures effectively insure that the information required to be disclosed in our filings and submissions under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commissions rules and forms.

(b)
Changes in internal controls. There have been no changes during the quarter ended December 31, 2005 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting.

Item 8B. Other Information.

None.

FORM 10-KSB

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers.

The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3773 West Fifth Avenue, Post Falls, Idaho 83854. All of these individuals are citizens of the United States. Our Board of Directors currently consists of nine directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed at the board’s first meeting after each annual meeting of the shareholders. No family relationships exist among any of the directors or executive officers of the Company, except that Todd Welstad is the son of Glenn Welstad.

John R. Coghlan	Director
Dwight Enget	Director
Tom Gilbert	Director and Chief Operating Officer
Tommy R. Hancock	Director
Brad Herr	Director and Secretary
Ronald L. Junck	Director
C. Eugene Olsen	Chief Financial Officer
Kevin Semerad	Director
Glenn Welstad	Chairman of the Board, Chief Executive Officer, and President
Todd Welstad	Director, Executive Vice President and Chief Information Officer

John R. Coghlan, age 62, is a Director. Mr. Coghlan graduated from the University of Montana with a degree in Business Administration and has held the designation of Certified Public Accountant since 1966. Mr. Coghlan was a founder of Labor Ready, Inc., a New York Stock Exchange traded company, and served as the Chief Financial Officer and as a Director of Labor Ready from 1987 through 1996, when he retired. Since his retirement, Mr. Coghlan has been employed by Coghlan Family Corporation, a privately held family business that manages family investment accounts. Coghlan Family Corporation is 100% owned by the Coghlan Family LLC. John and Wendy Coghlan, husband and wife, own minority interests in Coghlan Family LLC and control both the LLC and the Corporation through the LLC management agreement. The remaining interests in the Coghlan Family LLC are owned by Mr. Coghlan’s children and grandchildren. Mr. Coghlan is also a director and principal stockholder of Genesis Financial, Inc. Prior to the Closing Date, Mr. Coghlan served as President, Director and Chairman of the Board of CCNI.

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

From July 1998 through December 2001, Mr. Gilbert, as Regional Vice President for Labor Ready, Inc. was responsible for the management of up to 400 temporary labor offices located in 23 states and 5 Canadian provinces. Beginning in July 1996 and continuing until his promotion to Regional Vice President, Thomas Gilbert was Area Director of Operations at Labor Ready, managing and directing the activities of 87 branch offices. Prior to his employment with Labor Ready, Mr. Gilbert gained extensive franchise experience as Division Operations Manager with Taco John’s International (8/91 - 7/95), Director of Franchise Operations at Taco Time International (7/90 - 12/94) and Regional Manager for Perkins Restaurants (3/81 - 7/84).

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

Todd Welstad, age 36, is Executive Vice President, Chief Information Officer, and a Director. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Since 2001, Mr. Welstad has worked in the temporary labor industry as owner/operator and has worked with Harborview in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad

Committees of the Board of Directors

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

Security Ownership of Management

Name	Number of Shares	% at 12/31/2005
John R. Coghlan	1,700,983	16.90%
Dwight Enget	347,483	3.45%
Tom Gilbert	167,424	1.66%
Brad E. Herr	243,900	2.42%
Ronald L. Junck	1,821,804	18.10%
C. Eugene Olsen	12,500	0.12%
Kevin Semerad	111,335	1.11%
Glenn Welstad	3,462,596	34.40%
All Officers and Directors as a Group	7,858,025	78.06%

Item 12. Certain Relationships and Related Transactions.

In addition to the related party transactions discussed in the acquisitions of Command Staffing, L.L.C. and Harborview Software, Inc. the Company had the following transactions with related parties.

In November 2005, the Company purchased a building from an unrelated third party for $1,125,000 in Post Falls, Idaho to serve as the corporate headquarters. The purchase was funded with $525,000 of our cash and $600,000 in advances from John Coghlan, a director and major shareholder of the Company. In December 2005, the Company entered into a financing transaction pursuant to which it sold the building to Mr. Coghlan for $1,125,000 and leased the property for a period of three years with an option to renew for an additional two year term. In connection with the sale, Mr. Coghlan extinguished the $600,000 advance due him from the Company. At December 31, 2005, Mr. Coghlan owed us $523,849 in connection with his purchase of the building. This amount was paid in 2006.

Under the lease the Company will make payments of $10,000 per month triple net commencing on January 1, 2006. The lease rate is fixed for the term of the lease. The Company may pay the rent, at its option, in cash or by issuance of shares of common stock. If rent is paid in common stock, the price per share shall be adjusted monthly to 80% of the bid price as quoted in the Over-The-Counter Bulletin Board market operated by NASDAQ, or such other securities market on which the Company’s common stock is traded. The Company also has an option to repurchase the building for $1,125,000 at any time after January 1, 2008, provided the lease is still in effect and the Company is in good standing under the lease.

In December 2005, the Company advanced $152,252 to Viken Management, Inc. (“Viken”), a company controlled by Glenn Welstad, the President and Chairman of CCNI. The advance was used to fund the start-up costs of several new temporary staffing stores in the southwestern United States. The new temporary staffing stores will be acquired by the Company at the time the other operating entities are acquired in the Phase II closing as described in Item I of this Form 10-KSB. Upon acquisition, the advance will be extinguished as an intra-company payable/receivable.

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

Audit Fees

The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2005 and 2004 were $50,450 and $12,000, respectively.

Audit-Related Fees

Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees”, above for 2005 and 2004 were $3,683 and $0, respectively.

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

COMMAND CENTER, INC.

/s/ Glenn Welstad	President	Glenn Welstad	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	Secretary	Brad E. Herr	August 13, 2007
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn Welstad	Principal Executive Officer and Director	Glenn Welstad	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	Principal Financial and Accounting Officer, Sec., & Dir.	Brad E. Herr	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Dwight Enget	Director	Dwight Enget	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Tom Gilbert	Director	Tom Gilbert	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Tom Hancock	Director	Tom Hancock	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Ronald L. Junck	Director	Ronald L. Junck	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Kevin Semerad	Director	Kevin Semerad	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Todd Welstad	Director	Todd Welstad	August 13, 2007
Signature	Title	Printed Name	Date