Form 10QSB/A
period 2006-03-31
Command Center, Inc.
filed 2007-08-17
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/AMENDMENT NO. 1

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
Yes ☐  No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12(b)-2 of the Exchange Act)
Yes ☐No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12(b)-2 of the Exchange Act).
Yes ☐ No ☒

Command Center, Inc.

Contents

FORM 10-QSB/A1

PART I	Page

Item 1. Financial Statements (unaudited)
Management Statement	Page 3
Balance Sheet at March 31, 2006	Page 4
Statements of Operations for the three month periods
ended March 31, 2006 and 2005	Page 5
Statements of Cash Flows for the three month periods
ended March 31, 2006 and 2005	Page 6
Notes to Financial Statements	Page 7

Item 2. Management’s Discussion and Analysis or Plan of Operations	Page 10

Item 3. Controls and Procedures	Page 13

Part II

Item 6. Exhibits and Reports on Form 8-K	Page 13

Signatures	Page 14

Certifications

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying restated (unaudited) balance sheet of Command Center, Inc. as of March 31, 2006, and the related statements of operations, and cash flows for the three month periods ended March 31, 2006 and 2005 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the year ended December 31, 2005, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 13, 2007

Command Center, Inc.

Balance Sheet (Unaudited)

Restated
March 31, 2006
Assets

CURRENT ASSETS:
Cash and cash equivalents	$469,020
Accounts receivable - affiliates	433,873
Accounts receivable - trade, net of allowance for bad debts of $37,000	325,121
Prepaid expenses, deposits, and other	270,507
Notes receivable	183,688
Total current assets	1,682,209

PROPERTY AND EQUIPMENT, NET	1,599,257

OTHER ASSETS:
Notes receivable, non-current	57,212
Goodwill	1,543,572
Total other assets	1,600,784
$4,882,250
Liabilities and Stockholders' Equity

CURRENT LIABILITIES:
Accounts payable	611,594
Accrued expenses	140,302
Total liabilities	751,896

LONG-TERM LIABILITIES	1,125,000

STOCKHOLDERS' EQUITY:
Common stock - 100,000,000 shares, $0.001 par value, authorized;
10,066,013 shares issued and outstanding	10,066
Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
1,250 shares issued and outstanding	1
Additional paid-in capital	3,450,495
Accumulated deficit	(455,208)
Total stockholders' equity	3,005,354

$4,882,250

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Operations (Unaudited)

	Restated
	Three Months Ended March 31,
	2006	2005
REVENUE:
Franchise fee revenues	$413,349
Other income	14,676	$11,588
	428,025	11,588
COST OF SERVICES	6,547	-
GROSS PROFIT	421,478	11,588

OPERATING EXPENSES:
Compensation and related taxes	351,849
Selling and marketing expenses	138,514
Professional expenses	59,554
Depreciation and amortization	29,314
Rent	82,019
Other expenses	460,029	18,349
	1,121,279	18,349

LOSS FROM OPERATIONS	(699,801)	(6,761)

OTHER INCOME
Interest and dividend income	27,498	-

NET LOSS	$(672,303)	$(6,761)

BASIC LOSS PER SHARE	$(0.07)	$(0.01)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	10,066,013	702,280

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Restated
	Three Months Ended March 31,
Increase (Decrease) in Cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(672,303)	$(6,761)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	29,314	-
Amortization of note receivable discount	5,043	-
Changes in assets and liabilities		-
Accounts receivable - trade	31,246	-
Accounts receivable affiliates	242,228	-
Prepaid expenses	(223,293)	(7,778)
Accounts payable	124,393	-
Accrued expenses	35,302	134
Total adjustments	244,233	(7,644)
Net cash used by operating activities	(428,070)	(14,405)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,319)	-
Payments on note receivable	37,565	-
Purchase of investments	-	(505,000)
Sale of investments	404,000
Net cash used by investing activities	402,246	(505,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of preferred stock for cash	125,000	-
Net cash provided by financing activities	125,000	-

NET INCREASE (DECREASE) IN CASH	99,176	(519,405)
CASH, BEGINNING OF PERIOD	369,844	1,653,276
CASH, END OF PERIOD	$469,020	$1,133,871

See accompanying notes to unaudited financial statements.

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the year ended December 31, 2005, and the notes thereto contained in the Company’s annual report on Form 10-KSB/A for the year ended December 31, 2005, filed with the Securities and Exchange Commission. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2006 presentation.

Restatements

The Company’s financial statements have been restated from those previously reported. The Restatement corrects an error in the Company’s presentation of the recapitalization transaction that took place November 9, 2005, and a real estate financing transaction.

Recapitalization transaction

For the quarter ended March 31, 2006, the Company presented balance sheet information reflecting the acquisitions of Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) by Temporary Financial Services, Inc. (“TFS”) which occurred on November 9, 2005.

Upon our review of the accounting guidance and consultation with other experts we determined that Command Staffing was the accounting acquirer in the transaction. The balance sheet of Command Center, Inc. has been restated to include the purchase of the 50% interest in Harborview not owned by Glenn Welstad. This purchase was recorded as an increase in goodwill.

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The following is the summary of the effects of the above corrections:

	As
	Originally	As
March 31, 2006	Filed	Restated	Change
Financial position
Goodwill	$-	$1,543,572	$1,543,572
Total assets	$2,213,678	$4,882,250	$2,668,572
Finance obligation	$-	$1,125,000	$1,125,000
Total stockholders’ equity	$1,461,782	$3,005,354	$1,543,572

NOTE 2 —STOCK BASED COMPENSATION:

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payments” (“SFAS 123R”), using the modified prospective transition method. In accordance with the modified prospective transition method, the Company will recognize compensation expense for all share-based awards granted after January 1, 2006, plus unvested awards granted prior to January 1, 2006. Under this method of implementation, no restatement of prior periods has been made. The cumulative effect of adopting SFAS 123R was not material.

NOTE 3 —EARNINGS PER SHARE:

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The dilutive effect of convertible Series A convertible preferred stock would be 25,000 shares of the Company’s common stock. At March 31, 2006, the effect of the Company’s outstanding preferred stock would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 4 — RELATED-PARTY TRANSACTIONS:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to pay Glenn Welstad, the CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. Included in the Company’s accrued expenses at March 31, 2006, is $105,000 payable to Mr. Welstad in new store surcharge fees

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Accounts receivable-trade. The Company’s trade accounts receivable at March 31, 2006 are principally composed of amounts due from temporary staffing businesses that are owned or controlled by the Company’s officers, directors, controlling shareholders, or their affiliates. The amounts relate to franchise royalties and other franchise service revenues due to Command Staffing and Harborview.

Accounts receivable-affiliates. The Company was also owed approximately $368,000 by Viken Management (“Viken”), an entity controlled by Glenn Welstad for advances to Viken to meet its working capital requirements.

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

Concentrations. In the quarter ended March 31, 2006, substantially all of the Company’s royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company’s franchisees. The franchisees are owned in whole or in part by various officers and directors of the Company. As a result, the Company’s business is concentrated among a small number of affiliated parties and is subject to business concentration risks.

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

FORM 10-QSB/A1

Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Background.

We were incorporated on October 11, 2000 as Temporary Financial Services, Inc. (“TFS”) under the laws of the State of Washington. We were originally organized to provide accounts receivable financing to temporary labor businesses. We commenced our lending activities in 2001 and continued providing accounts receivable financing to temporary labor businesses through 2004. In 2004, we reassessed our lending activities and elected to change our business focus. As a result, we considered other lending operations, provided financing to an affiliated financial services firm, and also began looking for other business opportunities.

On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, LLC (“Command Staffing”), Harborview Software, Inc. (“Harborview”), and 45 companies (collectively, the “Operations Entities”) that collectively own approximately 70 temporary staffing stores currently operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to that certain Asset Purchase Agreement, dated as of November 9, 2005, by and among TFS, Command Staffing, Harborview, and the Operations Entities (the “Purchase Agreement”) are collectively referred to herein as the “Command Transaction.”

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

Results of Operations.

Three months ended March 31, 2006

Revenues. We generated $413,349 in franchise fee revenues in the quarter ended March 31, 2006. As noted above, we were engaged in the finance business in 2005 and with the acquisition of Command Staffing and Harborview in November, 2005, our business focus changed to franchising. Franchise fee revenues were consistent with this new focus. We expect that franchise revenues will decrease significantly when the Phase II Closing occurs on or around May 12, 2006 and the majority of the franchisees are converted to company owned stores.

We also generated $14,676 in other income in the quarter ended March 31, 2006. Other income consisted of $9,347 gross revenues from company owned temporary staffing stores that were opened during the quarter and $5,261 from other sources. Cost of sales on temporary staffing stores revenues amounted to $$6,547 resulting in gross margins from store operations of $2,800. With the acquisition of the franchised locations, and expected growth in company owned stores opened in the first quarter of 2006, we expect future periods to show marked growth in temporary staffing store revenues and the associated cost of sales.

Operating Expenses. We incurred total operating expenses of $1,121,279 in the quarter ended March 31, 2006. These expenses are consistent with our plan to acquire our franchisees and convert our business model from franchisor to temporary staffing store operator. During the quarter, we, and consolidated our operations at our new headquarters building in Post Falls, Idaho. Compensation and related taxes of $351,849 were driven by our effort to staff up our accounts receivable, accounts payable, accounting, information technology, and human resources departments in anticipation of the change to temporary staffing store operator. We also incurred business development expenses of $138,514 for new company owned temporary staffing stores opened during the first quarter. Professional expenses of $59,554 were driven by the accounting and legal services required to document the Command Transaction. Rent of $82,019 resulted from the addition of the Post Falls, Idaho headquarters building and the carryover rent on the Company’s facility in Phoenix, Arizona. The Phoenix office rent will end in July, 2006. Other expenses of $460,029 were driven by the new personnel and growth in the infrastructure. In total, general and administrative expenses amounted to $1,121,279.

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

Other income, consisting of interest and dividend income, amounted to $27,498 for the quarter ended March 31, 2006, bringing the total net loss for the quarter to $672,303.

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

Operating Expenses. Expenses in the three months ended March 31, 2005 were limited to professional fees and costs incurred in connection with the company’s status as a public company, and the due diligence costs associated with the Toolbuilders transaction that was subsequently abandoned. Pending identification of a viable reverse acquisition transaction, the Company will limit expenses to the costs of being public and due diligence expenses in connection with evaluating suitable acquisition candidates.

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

In the process of reviewing our disclosure controls and procedures, we identified areas of internal control weaknesses that are currently being addressed. We have made progress on procedures designed to assure the accurate and complete transfer of data from our temporary staffing store management software into our accounting system. We are also in the process of hiring additional professional accounting staff to strengthen the depth of accounting knowledge within the finance department. We continue to assess the internal control weaknesses on a monthly basis and are focused on resolving any remaining internal control deficiencies by the end of 2007.

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

Except as noted above, there has been no change in our internal controls over financial reporting during the quarter ended March 31, 2006 that has materially affected or is likely to materially affect our internal controls over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K. None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/ Glenn Welstad	President and CEO	Glenn Welstad	August 13, 2007
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	August 13, 2007
Signature	Title	Printed Name	Date