Form 10QSB/A
period 2006-06-30
Command Center, Inc.
filed 2007-08-17
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB/ AMENDMENT NO. 1

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
Yes ☐  No ☒

Command Center, Inc.

Contents

FORM 10-QSB/A1

Page
PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)
	Management Statement	Page 3
	Balance Sheet at June 30, 2006	Page 4
	Statements of Operations for the three and six month periods ended June 30, 2006 and 2005	Page 5
	Statements of Cash Flows for the six month periods ended June 30, 2006 and 2005	Page 6
	Notes to Financial Statements	Page 7

Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations	Page 16

Item 3.	Controls and Procedures	Page 19

Part II OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	Page 20

Signatures		Page 20

Certifications

PART I

Item 1. Financial Statements.
MANAGEMENT STATEMENT

The accompanying balance sheet of Command Center, Inc. as of June 30, 2006 (unaudited) and the related statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the related statements of cash flows for the six month periods ended June 30, 2006 and 2005 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the year ended December 31, 2005, as restated, and the notes thereto contained in the Company’s annual report on Form 10-KSB/Amendment No. 1, for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 13, 2007

Command Center, Inc.

Balance Sheet (Unaudited)

Restated
June 30, 2006
Assets
CURRENT ASSETS:
Acquisition accounts receivable - affiliates	$526,913
Accounts receivable - trade, net of allowance for
bad debts of $879,602 and $37,000, respectively	9,510,412
Notes receivable	183,688
Prepaid expenses, deposits, and other	1,855,912
Workers' compensation risk pool deposits - current	89,083
Total current assets	12,166,008

PROPERTY AND EQUIPMENT, NET	2,473,748

OTHER ASSETS:
Workers' compensation risk pool deposits - non-current	2,315,917
Goodwill	30,832,324
Amortizable intangibles - net	777,000
Total other assets	33,925,241
$48,564,997
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable - trade	838,787
Checks issued and outstanding	369,609
Acquisition accounts payable - affiliates	754,310
Accrued payroll, benefits and taxes	864,145
Receivable factoring payable	5,086,942
Advances payable	1,200,440
Workers' compensation inusrance and reserves payable	3,441,087
Workers' compensation claims liability - current	89,083
Total current liabilities	12,644,403

LONG-TERM LIABILITIES
Finance obligation	1,125,000
Workers' compensation claims liability - non-current	133,626
Total long term liabilities	1,258,626

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value,
authorized; 4,700 shares issued and outstanding	5
Common stock - 100,000,000 shares, $0.001 par value, authorized
22,963,476 shares issued and outstanding	22,963
Additional paid-in capital	36,026,252
Accumulated deficit	(1,387,252)
Total stockholders' equity	34,661,968
$48,564,997

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Operations (Unaudited)

	Restated			Restated
	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005		2006	2005
REVENUE:
Staffing services revenue	$17,684,161		$-	$17,684,161	$-
Franchise fee revenues	122,396		-	535,745	-
Other income	-		16,909	14,676	28,497
Total revenue	17,806,557		16,909	18,234,582	28,497

COST OF STAFFING SERVICES	13,088,445		-	13,094,992	-

GROSS PROFIT	4,718,112		16,909	5,139,590	28,497

OPERATING EXPENSES:
Compensation and related expenses	3,442,598		-	3,794,447	-
Selling and marketing expenses	90,082		-	228,596	-
Professional expenses	359,968		-	419,522	-
Depreciation and amortization	74,718		-	104,032	-
Rent	485,339		-	485,339	-
Other expenses	1,125,816		18,859	1,667,864	36,938
	5,578,521		18,859	6,699,800	36,938
LOSS FROM OPERATIONS	(860,409)		(1,950)	(1,560,210)	(8,441)

OTHER INCOME/EXPENSE
Interest expense	(79,468)		-	(79,468)	-
Interest and dividend income	7,834		-	35,332	-
Total other income/expense	(71,634)		-	(44,136)	-

NET LOSS	$(932,043)		$(1,950)	$(1,604,346)	$(8,441)

BASIC LOSS PER SHARE	$(0.06)	$	nil	$(0.12)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	16,366,678		702,280	13,233,751	702,280

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Restated
	Six Months Ended June 30,
Increase (Decrease) in Cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,604,346)	$(8,441)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	127,032	-
Amortization of note receivable discount	9,948	-
Changes in assets and liabilities
Accounts receivable - trade, net	(2,466,769)	(10,000)
Due from affiliates	149,188
Prepaid expenses	(1,808,698)	-
Workers' compensation risk pool deposits	(2,405,000)	-
Accounts payable - trade	703,110	241
Amounts due to affiliates	(122,366)	-
Accrued expenses	759,145	-
Workers' compensation insurance and risk pool deposits payable	3,441,087	-
Workers' compensation claims liability	222,709	-
Total adjustments	(1,390,614)	(9,759)
Net cash used by operating activities	(2,994,960)	(18,200)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(385,343)	-
Collections on note receivable	89,871	-
Purchase of real estate receivable contracts, net	-	(527,086)
Purchase of investments	-	(505,000)
Sale of investments	404,000	-
Net cash used by investing activities	108,528	(1,032,086)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit facility	828,064	-
Checks issued and outstanding	369,609	-
Advances payable	848,915	-
Sale of preferred stock for cash	470,000	-
Net cash provided by financing activities	2,516,588	-

NET INCREASE (DECREASE) IN CASH	(369,844)	(1,050,286)
CASH, BEGINNING OF PERIOD	369,844	1,653,276
CASH, END OF PERIOD	$-	$602,990

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of:
Accounts receivable, net	$6,687,276
Property, plant and equipment	603,184
Financing liability assumed	(4,258,878)
Payables assumed in acquisitons	(876,676)
Goodwill and intangible assets	30,088,752
Total	$32,243,658

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

Restatements

The Company’s financial statements have been restated from those previously reported. The Restatement corrects an error in the Company’s presentation of the recapitalization transaction that took place November 9, 2005, a real estate financing transaction, and various accounting misstatements that occurred in connection with the acquisition transactions which were completed on May 12, 2006. Details of each restatement category follow.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Recapitalization transaction

For the quarter ended June 30, 2006, the Company presented balance sheet information reflecting the acquisitions of Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) by Temporary Financial Services, Inc. (“TFS”) which occurred on November 9, 2005.

Upon our review of the accounting guidance and consultation with other experts we determined that Command Staffing was the accounting acquirer in the transaction. The balance sheet of Command Center, Inc. has been restated to include the purchase of the 50% interest in Harborview not owned by Glenn Welstad. This purchase was recorded as an increase in goodwill in the period ended December 31, 2005 and flows through to the current quarter.

Real estate financing transaction

In November 2005, the Company purchased a building for $1,125,000 in Post Falls, Idaho to serve as its corporate headquarters. In December 2005, the Company entered into transaction in which it sold the building to John Coghlan, a director and major shareholder for $1,125,000 and leased the property back for a period of three years with an option to renew for an additional two year term. The transaction was originally accounted for as a lease. Upon further review of the applicable accounting guidance related to the sale, management concluded that the transaction should have been properly accounted for as a financing transaction because of the Company’s option to purchase the building back from Mr. Coghlan. Accordingly, the Company has restated its 2005 financial statements to reflect the building and a corresponding finance obligation. The restatement has no affect on net income as previously reported. The financing transaction was recorded in the year ended December 31, 2005 and flows through to the current quarter.

Accounting Misstatements

In connection with the acquisitions of the operating assets of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores on May 12, 2006, the company recorded operating assets and liabilities, and began operating as a temporary staffing store. In the course of reorganizing, certain accounting misstatements and errors occurred that resulted in inaccurate financial information. Upon review of theses transactions and consultation with other experts, we determined that two categories of errors had occurred that required restatement. These errors were the result of material weaknesses in internal controls over financial reporting that were discovered in connection with the audit as of and for the year ended December 29, 2006.

First, the assets acquired in the acquisition transaction were not properly recorded. This category of errors resulted from timing differences between the asset valuation dates and the dates on which the assets were actually acquired.

Second, the company did not properly account for its workers’ compensation insurance policy obtained on May 12, 2006. The workers compensation policy included substantial deposits and required an analysis of incurred but not reported claims during the policy period.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The following is the summary of the effects of the above corrections:

	As
	Originally	As
June 30, 2006	Filed	Restated	Change
Financial position
Accounts receivable	$10,087,389	$10,390,014	$302,625
Allowance for bad debts	$(1,055,696)	$(879,602)	$176,094
Accounts receivable, net	$9,031,693	$9,510,412	$478,719
Prepaid expenses and deposits	$417,989	$1,855,912	$1,437,923
Workers' compensation risk pool deposits - current	$-	$2,405,000	$2,405,000
Property and equipment	$1,089,248	$2,473,748	$1,384,500
Goodwill	$31,260,214	$30,832,324	$(427,890)
Amortizable intangibles, net	$-	$777,000	$777,000
Total assets	$42,509,745	$48,564,997	$6,055,252

Checks issued and outstanding	$(379,609)	$(369,609)	$10,000
Line of credit facility	$(5,684,862)	$(5,086,942)	$597,920
Accrued liabilities	$(784,145)	$(864,145)	$(80,000)
Workers' compensation insurance and reserves payable	$-	$(3,441,087)	$(3,441,087)
Workers' compensation claims liability - current	$-	$(89,083)	$(89,083)
Total current liabilities	$(9,642,153)	$(12,644,403)	$(3,002,250)
Workers' compensation claims liability - long-term	$-	$(133,626)	$(133,626)
Finance obligation	$-	$(1,125,000)	$(1,125,000)
Total long-term liabilities	$-	$(1,258,626)	$(1,258,626)
Total stockholders’ equity	$(32,867,592)	$(34,661,968)	$(1,794,376)
Total liabilities and equity	$42,509,745	$48,564,997	$6,055,252
Operating Results
Revenue	$(18,228,051)	$(18,234,582)	$(6,531)
Cost of services	$13,284,119	$13,094,992	$(189,127)
Operating expenses	$6,834,414	$6,699,800	$(134,614)
Interest expense	$(35,332)	$44,136	$79,468
Net loss	$1,855,150	$1,604,346	$(250,804)

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 2 —AQUISITIONS:

In the quarter ended June 30, 2006, the Company acquired the operating assets of a number of temporary staffing stores located throughout the United States. These store acquisitions were undertaken pursuant to an Asset Purchase Agreement dated November 9, 2005 (the “APA”) between the Company, Command Staffing, LLC (Command Staffing), Harborview Software, Inc. (Harborview), and 45 companies (collectively the “Operations Entities”) collectively owning approximately 70 temporary staffing stores. The transactions contemplated by the Asset Purchase Agreement are collectively referred to as the “Command Transaction.” The Command Transaction was undertaken in two phases. Phase I involved the acquisition of Command Staffing and Harborview and was completed on November 9, 2005. The shareholders of Command Staffing and Harborview after the Phase I Closing controlled the Company following the acquisition and this Phase was accounted for as a recapitalization.

On May 12, 2006 we acquired the operating assets and certain liabilities of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores from 35 operations entities. On June 30, 2006, we acquired the operating assets and certain liabilities of an additional 9 temporary staffing stores from 4 operations entities. The acquisitions were in exchange for an aggregate of 12,897,463 shares of restricted common stock. These acquisitions were accounted for using the purchase method of accounting. Under the purchase method of accounting, the total estimated purchase price is allocated to the net tangible and intangible assets of the acquired entity based on their estimated fair values as of the completion of the transaction. To the extent that the consideration given exceeded the fair value of the assets acquired, the difference was recorded as goodwill. As of the Closing dates of the acquisitions, management estimated that the fair value of the restricted stock given in the purchases at $2.50 per share. After deducting the fair value of the tangible and intangible assets acquired, management has estimated that the goodwill in the acquisitions amounted to $29,288,752. The acquisitions were principally between and among related parties with pre-existing relationships (see Note 6).

As a result of the acquisitions and the opening of 17 temporary staffing stores as company owned, the Company now operates 74 temporary staffing stores located in 21 states.

NOTE 3 —STOCK BASED COMPENSATION:

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

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 4 —EARNINGS PER SHARE:

Statement of Financial Accounting Standards No. 128, “Earnings per Share,” requires dual presentation of basic earnings per share (“EPS”) and diluted EPS on the face of all income statements issued after December 15, 1997, for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The Company has 4,700 shares of issued and outstanding Series A Preferred Stock that is convertible into common stock at an equivalent common stock price of $5.00 per share. If all of the Series A Preferred Shares were converted into common stock, the conversion would result in issuance of 94,000 shares of the Company’s common stock. At June 30, 2006, the effect of the Company’s outstanding preferred stock would have been anti-dilutive. Accordingly, only basic EPS is presented.

NOTE 5 - FINANCING ARRANGEMENTS:

On May 12, 2006, the Company entered into an agreement with its principal lender for the factoring of eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement also includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and where a customer’s aggregate past due accounts exceed 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus three percent (prime +3%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section, and the rate is adjusted to the rate applicable on the last day of each month. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $2,000,000. The maximum credit facility is $7,000,000.

NOTE 6 — RELATED-PARTY TRANSACTIONS:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to assume an obligation of Command Staffing to pay Glenn Welstad, the CEO and Chairman, $5,000 per each additional temporary staffing store opened on behalf of the Company. Included in the Company’s accounts at June 30, 2006 is $105,000 payable to Mr. Welstad in new store surcharge fees.

In connection with the acquisitions of franchised temporary staffing stores, groups of operating entities were acquired for stock. The groups of operating entities listed below were categorized by common ownership and control.

The shares issued in each acquisition were restricted securities valued at $2.50 per share, which management determined to be the fair value of the shares as of the dates of the acquisitions. Assets were valued at fair value and liabilities were recorded at the amounts due. The Asset Purchase Agreement required that each store acquired provide net working capital of $25,000. In some instances, the net working capital requirement resulted in a balance due to the Company from the acquired entity, and in some instances a balance due to the acquired entity from the Company. These amounts are reflected in the above table as working capital due from (due to) balances.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Viken Management, Inc. (“Viken”). On May 12, 2006, the Company acquired the operating assets of 22 temporary staffing stores from entities managed and operated by Viken in exchange for 4,414,841 shares of common stock. The Viken managed operations entities were controlled by Glenn Welstad. Mr. Welstad is president and a director of the Company.

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

The Enget Command Center Group (“Enget Group”). On May 12, 2006, the Company acquired 10 temporary staffing stores from the Enget Group in exchange for 2,219,851 shares of common stock. The Enget Group operations entities were controlled by Dwight Enget. Mr. Enget is an employee and director of the Company.

At June 30, 2005, the Company owed the Enget Group $275,989 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Central Texas Staffing Ltd. (“Central Texas”). On May 12, 2006, the Company acquired one temporary staffing store from Central Texas in exchange for 267,255 shares of common stock. Central Texas was controlled by Nelson Cardwell. Mr. Cardwell became a shareholder and employee of the Company following the acquisition.

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

Rocky Mountain Temporary Services, Inc. (“Rocky Mountain”). On May 12, 2006, the Company acquired 2 temporary staffing stores from Rocky Mountain in exchange for 394,250 shares of common stock. The Rocky Mountain operations entities were controlled by Thomas Gilbert. Mr. Gilbert is Chief Operations Officer and a director of the Company.

At June 30, 2005, the Company owed Rocky Mountain $60,306 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Labor Force of Minnesota, Inc. (“Labor Force”). On May 12, 2006, the Company acquired 8 temporary staffing stores from Labor Force in exchange for 1,707,226 shares of common stock. In addition, the Company acquired the franchise rights and other intangibles of eight additional temporary staffing stores located in Minnesota in exchange for 1,770,400 shares of common stock. The Labor Force operations entities were controlled by Myron Thompson and Kevin Semerad. Mr. Thompson a significant shareholder of the Company and Mr. Semerad is an employee and director of the Company.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

At June 30, 2005, Labor Force owed the Company $323,147 in acquisition related amounts. The net amount is classified as acquisition accounts receivable - affiliates.

Everyday Staffing (“Everyday”). At the close of business on June 30, 2006, the Company acquired nine temporary staffing stores from Everyday in exchange for 1,459,411 shares of common stock. The Everyday operations entities were controlled by Glenn Welstad, Dwight Enget, and Michael Moothart. Mr. Welstad and Mr. Enget are employees and directors of the Company. Mr. Moothart is an employee and shareholder of the Company following the acquisition. No operations on these stores are reflected in the current quarter because the acquisition occurred after the close of business on the last day of the quarter. The results of operations of the Everyday stores will be included in future periods.

At June 30, 2005, the Company owed Everyday $214,735 in acquisition related amounts. The net amount is classified as acquisition accounts payable - affiliates.

Other. The “Other” column in the above tables includes five additional stores not included in the other listed groups listed and other miscellaneous balances that arose during the acquisition process.

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

Concentrations. In the quarter ended June 30, 2006, substantially all of the Company’s royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company’s franchisees. The franchisees were owned in whole or in part by various officers and directors of the Company. As a result, the Company’s franchise business was concentrated among a small number of affiliated parties and was subject to business concentration risks. On May 12, 2006, the Company acquired a substantial majority of the franchisees’ operations, and on June 30, 2006, acquired the remaining franchisee operations. In future periods, the Company does not expect to generate any revenues from royalty income. Instead, future revenues will be derived from temporary staffing store operations and franchisee concentration risk will be substantially eliminated.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 7 - PRO FORMA FINANCIAL INFORMATION:

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

	Revenues		Net Income (Loss)
Entity Description	2006	2005	2006	2005
Viken	$18,578,104	$13,892,555	$1,594,381	(1,262,223)
Labor Force	11,171,430	12,033,285	(221,044)	(152,155)
Enget Group	6,899,424	7,161,584	239,290	(594,078)
Rocky Mountain	520,201	866,567	(56,876)	(31,403)
Central Texas	1,160,397	1,003,676	140,660	5,432
Everyday	5,160,341	4,386,667	(259,703)	47,394
Command Center, Inc.	3,079,121	949,859	454,528	(168,461)
Adjustments and eliminations	(535,745)	(915,202)	—	169,983
Combined operations	$46,033,273	$39,378,991	$1,891,236	$(1,985,511)
Earnings per share			$0.08	$(0.09)
Pro forma weighted average shares outstanding			23,010,992	22,963,476

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 8 - SEGMENT REPORTING:

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

	Franchise Business	Store Operations	Combined
Revenue	$535,745	$17,698,837	$18,234,582
Cost of sales	—	13,094,992	13,094,992
Gross profit	535,745	4,603,845	5,139,590
Operating expenses	205,032	6,494,768	6,834,414
Income (Loss) from operations	$330,713	$(1,890,923)	(1,560,210)
Interest expense	—	(79,468)	(79,468)
Other income	—	35,332	35,332
Net income (loss)	$330,713	$(1,935,059)	$(1,604,346)

Net assets of $32,243,659 were added during the six months ended June 30, 2006 in connection with the acquisition of temporary staffing stores (See Note 2).

NOTE 9 - SUBSEQUENT EVENTS:

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

On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, LLC (“Command Staffing”), Harborview Software, Inc. (“Harborview”), and 45 companies (collectively, the “Operations Entities”) that collectively owned approximately 70 temporary staffing stores then operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to that certain Asset Purchase Agreement, dated as of November 9, 2005, by and among TFS, Command Staffing, Harborview, and the Operations Entities (the “Purchase Agreement”) are collectively referred to herein as the “Command Transaction.”

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

Revenues. As described above, the Company acquired a number of temporary staffing stores in the three months ended June 30, 2006. For the three and six month periods ended June 30, 2006 revenues rose to $17,806,557 and $18,234,582, respectively, up from 2005 revenues of $16,909 and $28,497, respectively in the year earlier periods. In 2005, the Company was minimally involved in financing operations and was actively looking at other opportunities. In the first quarter of 2006, the Company operated as a franchisor of temporary staffing stores, and also operated a small number of company owned stores. In the second quarter of 2006, we acquired the operating assets and/or intangible rights to 65 temporary staffing stores and are now actively operating temporary staffing stores and generating revenue from the placement of temporary personnel with customers. The revenue models of the business from 2005 to 2006 and from the first quarter of 2006 to the second quarter of 2006 are substantially different and the results of operations are not comparable.

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

Cost of Staffing Services. In three and six month periods ended June 30, 2006, the company incurred staffing services costs of $13,088,445 and $13,094,992, respectively. The amounts represent 73.5% and 71.8% of revenues for the three and six month periods respectively, resulting gross profit of 26.5% and 28.2% respectively. With the completion of the acquisitions in the second quarter, management intends to focus on the operations side of the business and expects that cost of staffing services as a percentage of revenues will decrease in the coming periods. The Company is also focused on bringing in higher margin business which will also increase gross profit in future periods if successful.

In the three and six month periods ended June 30, 2005, the Company was not yet involved in the operations of temporary staffing stores and did not incur any costs of staffing services.

Operating Expenses. Operating expenses in the three and six month periods ending June 30, 2006 were $5,578,521 and $6,699,800, respectively. Acquisition of the operations and/or intangible rights of 65 temporary staffing stores in the second quarter required significant investment in personnel, facilities, and infrastructure. The Company entered into the agreement for acquisition of the temporary staffing stores on November 9, 2006 and since that date management has been focused on establishing the corporate administrative functions that would be needed when the store acquisitions were completed. The corporate infrastructure now in place is considered adequate for current operational levels. Management will continue to monitor operating expenses as a percentage of revenues with the continuing objective of profitable operations as a guiding principle.

Operating expenses in the three and six month periods ended June 30, 3005 were $18,589 and $36,938, respectively. These amounts do not reflect operations as either a franchisor or operator of temporary staffing stores and are not comparable to the current periods.

Loss from Operations. The Company incurred losses from operations of $860,409 and $1,560,210 in the three and six month periods ended June 30, 2006. These losses are largely attributable to the Company’s efforts to build corporate infrastructure in anticipation of acquisitions of a number of temporary staffing stores, and the expenses of acquisition, including professional and accounting fees. In future periods, management expects that operating expenses will normalize and operating margins will yield profitable results in the near term.

Other Income and Expense. In the three and six months ended June 30, 2006, interest expense totaled $79,468 and interest and dividend income totaled $7,834 and $35,332, respectively, for net expenses of $71,634 and $44,136, respectively.

In the aggregate, our net losses totaled $932,043 and $1,604,346, respectively, for the three and six month periods ended June 30, 2006. We expect to see increases in interest expense related to financing of accounts receivable in coming periods.

Losses in the three and six months ended June 30, 2005 amounted to $1,680 and $8,441, respectively. 2005 operations are not comparable to current operations and the losses are not material.

Liquidity and Capital Resources

At June 30, 2006, we had minimal cash and approximately $1,300,000 available for accounts receivable funding under the Company’s primary credit facility. The temporary staffing business is capital intensive. Management must proactively manage cash flows, particularly in periods when seasonal business is peaking and accounts receivable balances are rising. Late summer and early fall are peak business periods and management expects that its available sources of financing will be fully utilized. This is likely to leave little cushion for unexpected occurrences.

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

Item 3.  Controls and Procedures.

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of June 30, 2006 ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

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

Except as noted above, there have been no changes in our internal controls over financial reporting during the quarter ended June 29, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 6. Exhibits and Reports on Form 8-K.

During the quarter ended June 30, 2006, the Company filed the following Current Reports on Form 8-K.

•
Current report on Form 8-K dated April 5, 2006 reporting information under Items 3.02 (Unregistered Sales of Equity Securities) and Item 3.03 (Material Modification to Rights of Security Holders). This Form 8-K described the private placement of up to 40,000 shares of Series A preferred stock.

•
Current report on Form 8-K dated April 11, 2006 reporting information under Item 7.01 (Regulation FD Disclosure); Item 8.01 (Other Events); and Item 9.01 (Financial Statements and Exhibits). This Form 8-K described the assumption of management and financial control of 41 franchise locations.

•
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

•
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

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 13, 2007
Signature	Title	Printed Name	Date

/s/Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	August 13, 2007
Signature	Title	Printed Name	Date