Form 10QSB
period 2007-06-29
Command Center, Inc.
filed 2007-08-17
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2007

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
Yes ☒  No ☐

The number of shares of common stock outstanding on August 3, 2007 was:
24,351,034

Transitional Small Business Disclosure Format.
Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

10-QSB Page 1

Command Center, Inc.

Contents

FORM 10-QSB

Page
PART I

Item 1. Financial Statements (unaudited)	10-QSB Page 3

Management Statement	10-QSB Page 3
Balance Sheet at June 29, 2007	10-QSB Page 4
Statements of Operations for the thirteen and twenty-six week periods ended June 29, 2007 and June 30, 2006	10-QSB Page 5
Statements of Cash Flows for the twenty-six week periods ended June 29, 2007 and June 30, 2006	10-QSB Page 6
Notes to Financial Statements	10-QSB Page 7

Item 2. Management’s Discussion and Analysis or Plan of Operations	10-QSB Page 16

Item 3. Controls and Procedures	10-QSB Page 21

PART II

Item 2. Unregistered Sales of Equity Securities	10-QSB Page 22

Item 6. Exhibits and Reports on Form 8-K	10-QSB Page 22

Signatures	10-QSB Page 23

Certifications	10-QSB Page 24-27

10-QSB Page 2

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying (unaudited) balance sheet of Command Center, Inc. as of June 29, 2007, and the related statements of operations for the thirteen and twenty-six week periods ended June 29, 2007 and June 30, 2006, and cash flows for the twenty-six week periods ended June 29, 2007 and June 30, 2006, were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 29, 2006, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 29, 2006, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 13, 2007

10-QSB Page 3

Command Center, Inc.

Balance Sheet (Unaudited)

June 29, 2007
Assets
CURRENT ASSETS:
Cash and cash equivalents	$101,493
Accounts receivable - trade, net of allowance for
bad debts of $370,000	9,554,812
Prepaid expenses, deposits, and other	1,358,618
Prepaid workers' compensation insurance	1,849,244
Workers' compensation risk pool deposits - current	964,000
Total current assets	13,828,167

PROPERTY AND EQUIPMENT, NET	3,490,792

OTHER ASSETS:
Workers' compensation risk pool deposits - non-current	4,251,317
Goodwill	32,481,129
Amortizable intangibles - net	780,054
Notes receivable, non-current	17,155
Total other assets	37,529,655
$54,848,614
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	1,378,786
Accrued payroll, benefits and taxes	4,054,982
Line of credit facility	6,011,560
Notes payable	2,008,446
Notes payable affiliates	546,238
Workers' compensation insurance and reserves payable	4,161,480
Workers' compensation claims liability - current	964,000
Total current liabilities	19,125,492

LONG-TERM LIABILITIES
Notes payable net of current portion	409,911
Finance obligation	1,125,000
Workers' compensation claims liability - non-current	1,381,979
Total long term liabilities	2,916,890

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value,
authorized; no shares issued and outstanding	-
Common stock - 100,000,000 shares, $0.001 par value, authorized
24,351,034 shares issued and outstanding	24,350
Additional paid-in capital	39,384,369
Accumulated deficit	(6,602,487)
Total stockholders' equity	32,806,232
$54,848,614

See accompanying notes to unaudited financial statements.

10-QSB Page 4

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006	June 29, 2007	June 30, 2006
REVENUE:
Staffing services revenue	$25,061,008	$17,684,161	$47,915,408	$17,684,161
Franchise fee revenues	-	122,396	-	535,745
Other income	60,400	-	125,852	14,676
Total revenue	25,121,408	17,806,557	48,041,260	18,234,582

COST OF STAFFING SERVICES	17,899,936	13,088,445	35,188,446	13,094,992

GROSS PROFIT	7,221,472	4,718,112	12,852,814	5,139,590

OPERATING EXPENSES:
Compensation and related expenses	4,633,082	3,442,598	9,214,599	3,794,447
Selling and marketing expenses	354,043	90,082	844,721	228,596
Professional expenses	405,797	359,968	941,085	419,522
Depreciation and amortization	211,135	74,718	407,408	104,032
Rent	644,295	485,339	1,230,702	485,339
Other expenses	1,910,935	1,125,816	4,041,473	1,667,864
	8,159,287	5,578,521	16,679,988	6,699,800
LOSS FROM OPERATIONS	(937,815)	(860,409)	(3,827,174)	(1,560,210)

OTHER INCOME/(EXPENSE)
Interest expense	(384,154)	(79,468)	(582,912)	(79,468)
Interest and dividend income	2,301	7,834	9,652	35,332
Total other income/(expense)	(381,853)	(71,634)	(573,260)	(44,136)

NET LOSS	$(1,319,668)	$(932,043)	$(4,400,434)	$(1,604,346)

LOSS PER SHARE - BASIC	$(0.06)	$(0.06)	$(0.19)	$(0.12)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	23,844,680	16,366,678	23,724,395	13,233,751

See accompanying notes to unaudited financial statements.

10-QSB Page 5

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
	June 29, 2007	June 30, 2006
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,400,434)	$(1,604,346)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	407,408	127,032
Amortization of note receivable discount	-	9,948
Allowance for bad debts	30,000	-
Stock issued for interest and compensation	180,640	-
Changes in assets and liabilities
Accounts receivable - trade, net	(256,664)	(2,466,769)
Due from affiliates	-	149,188
Prepaid expenses	(1,705,096)	(1,808,698)
Workers' compensation risk pool deposits	(3,162,607)	(2,405,000)
Accounts payable - trade	481,180	703,110
Amounts due to affiliates	(982,315)	(122,366)
Accrued expenses	2,096,807	759,145
Workers' compensation insurance and risk pool deposits payable	3,351,815	3,441,087
Workers' compensation claims liability	923,270	222,709
Total adjustments	1,364,438	(1,390,614)
Net cash used by operating activities	(3,035,996)	(2,994,960)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(406,559)	(385,343)
Purchase of Anytime Labor	(247,500)	-
Collections on note receivable	118,384	89,871
Proceeds from sale of investments	-	404,000
Net cash provided by (used by) investing activities	(535,675)	108,528

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on line of credit facility	286,414	828,064
Change in checks issued and outstanding	(849,396)	369,609
Advances payable	(200,000)	848,915
Sale of common stock	730,000	-
Sale of preferred stock	-	470,000
Debt financing	2,315,279	-
Net cash provided by financing activities	2,282,297	2,516,588

NET INCREASE (DECREASE) IN CASH	(1,289,374)	(369,844)
CASH, BEGINNING OF PERIOD	1,390,867	369,844
CASH, END OF PERIOD	$101,493	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of:
Accounts receivable, net	$-	$6,687,276
Property, plant and equipment	-	603,184
Prepaid expenses	390,860	-
Financing liability assumed	-	(4,258,878)
Payables assumed in acquisitons	-	(876,676)
Goodwill and intangible assets	-	30,088,752
Assets acquired in Anytime Labor purcahse	912,000	-
Total	$1,302,860	$32,243,658
Debt assumed in Anytime Labor purchase	$252,500	$-

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the 52 weeks ended December 29, 2006, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 29, 2006, filed with the Securities and Exchange Commission. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2007 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:

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

As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the twenty-six weeks ended June 29, 2007, and required no adjustment to opening balance sheet accounts as of December 30, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements, (“SFAS 157”), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

10-QSB Page 7

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115,” in the first quarter 2007. The statement allows entities to value financial instruments and certain other items at fair value. The statement provides guidance over the election of the fair value option, including the timing of the election and specific items eligible for the fair value accounting. Changes in fair values would be recorded in earnings. The statement is effective for fiscal years beginning after November 15, 2007. The Company is evaluating the impact the adoption of this statement will have, if any, on its financial statements.

NOTE 3 — EARNINGS PER SHARE:

Basic earnings (loss) per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At June 29, 2007, the Company had 200,000 warrants outstanding entitling the holder to purchase 200,000 shares of common stock at $3.00 per share. The warrants expire on April 1, 2009.

NOTE 4 — BUSINESS COMBINATIONS:

On January 1, 2007, we agreed to acquire certain assets and liabilities of Anytime Labor, Inc. for $247,500 in cash and 200,000 shares of our common stock having an estimated value of $4.56 per share. The acquired assets represent three temporary staffing stores. Two of the acquired stores are in Oregon and one is in Washington. We closed the transaction on February 19, 2007, with the understanding that we may owe the seller additional contingent consideration in shares of our common stock based upon the completion of the audit of the financial statements of Anytime Labor, Inc. as of December 31, 2006. From January 1, 2007 through the closing date of the transaction, we operated the stores under the Command Center name pursuant to the acquisition agreement, and operations from these stores are reflected in our financial statements for the thirteen and twenty-six week periods ended June 29, 2007.

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

10-QSB Page 8

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Prior to closing the acquisitions, Glenn Welstad, our CEO, loaned Anytime Labor $252,500 to allow Anytime Labor to payoff an existing contractual obligation. Upon completion of the acquisitions, the Company assumed the obligation due Mr. Welstad. This amount was repaid to Mr. Welstad in the second quarter.

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

NOTE 5 — RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

Finance Lease Transactions. During 2005, we purchased a building in Post Falls, Idaho to serve as the corporate headquarters for the Company. The purchase price of the building was $1,125,000 and the amount was paid in $525,000 of the Company’s funds plus $600,000 advanced from John Coghlan, a director and major shareholder. Subsequently, the Company’s Board of Directors received an offer from Mr. Coghlan to purchase the building from us subject to a finance lease arrangement. The Board accepted Mr. Coghlan’s offer and sold the building to him at the original purchase price and immediately leased the building back on terms that the Board considered to be in the Company’s best interests. In connection with the sale to Mr. Coghlan, the $600,000 advance was extinguished and at December 31, 2005, the Company had recognized a receivable from Mr. Coghlan of $523,849 relating to his purchase. The receivable was paid in full in February of 2006. The Company has recorded the building transaction as a financing lease and records payments to Mr. Coghlan as interest expense in the amount of $10,000 per month.

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview in November, 2005, the Company assumed the obligation of Command Staffing to pay Glenn Welstad, our CEO and Chairman, $5,000 for each new temporary staffing store opened by the Company. As of June 29, 2007 and June 30, 2006, the Company had accrued $175,000 and $105,000, respectively, payable to Mr. Welstad in new store surcharge fees. In connection with the acquisitions of the franchisee store operations in 2006, and to consolidate balances owing from and to various individuals and entities, the accrued new store surcharge fee of $175,000 was converted to a note payable to Mr. Welstad on March 5, 2007.

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

10-QSB Page 9

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 6 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at March 30, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $2,000,000 through March 31, 2007 and $3,500,000 thereafter, and that we achieve operating results within a range of projected EBITDA. At June 29, 2007, we were not in compliance with these loan covenants. Our lender has waived compliance with the covenants as of June 29, 2007. The balance due our lender at June 29, 2007 was $6,011,560.

NOTE 7 — NOTES PAYABLE TO AFFILIATES:

As of June 29, 2007, notes payable to affiliates are as follows:

Glenn Welstad(1)	$360,654
Dwight Enget(2)	94,091
Tom Gilbert(2)	60,306
Tom Hancock(2)	27,659
Ronald L. Junck(2)	2,714
Todd Welstad(2)	814
$546,238
Other affiliated former owners of temporary
staffing stores(3)	$409,911

(1)
Mr. Welstad is our CEO and a director. The amount due Mr. Welstad includes balances owing for new store surcharge fees, accrued salary owed from 2006, other assumed liabilities in connection with equipment purchases and other expenses related to our acquisition of temporary staffing stores, the Anytime Labor acquisitions, and additional advances for working capital.

10-QSB Page 10

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

(2)
Mr. Enget, Mr. Gilbert, Mr. Hancock, Mr. Junck, and Mr. Todd Welstad are directors and officers of the Company. The amounts due consist of liabilities incurred in connection with the purchase of temporary staffing stores owned or controlled by them in 2006.

(3)
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

During the first quarter of 2007, the outstanding amounts due to the above affiliates were converted to notes payable. The notes are due on or before June 30, 2008, bear interest at 5%, and are the unsecured general obligations of the Company. The notes payable are subordinate to our line of credit facility. The Company has reached agreement with each of the affiliated note holders to convert the notes payable into common stock at a conversion price of $1.50 per share. The conversion will occur in July, 2007.

NOTE 8 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain a large deductible workers’ compensation insurance policy through American International Group, Inc. (“AIG”). The policy covers the premium year from May 13, 2007 through May 12, 2008. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of the $250,000 deductible on a “per occurrence” basis. This results in our being substantially self-insured.

We obtained our current policy in May, 2007 and since the policy inception, we have made payments into a risk pool fund to cover claims within our self-insured layer. Our payments into the fund for the premium year will total $3,920,000 based on estimates of expected losses calculated at inception of the policy. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Correspondingly, if our workers’ compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund. Our maximum exposure under the policy is capped at the greater of $7,500,000 or 10.1% of payroll expenses incurred during the premium year.

The workers’ compensation risk pool deposits totaled $5,215,317 as of June 29, 2007, and were classified as current and non current assets based upon management’s estimate of when the related claims liability will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

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

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense totaled $2,925,679 in the twenty-six weeks ended June 29, 2007. Prior to April 1, 2006, the Company operated as a franchisor of temporary staffing businesses and workers’ compensation costs were not a materially significant component of operating costs.

NOTE 9 - COMMITMENTS AND CONTINGENCIES:

Finance obligation. Our finance obligation consists of debt owed to a related party upon the purchase of the Company’s headquarters (See Note 5). The terms of the agreement call for lease payments of $10,000 monthly commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another two years under the same terms. The Company accounts for the lease payments as interest expense. The building is being depreciated over 30 years.

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

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. We have also received notice from the State of Washington that it may consider the Company as a successor and liable for payment of tax obligations incurred prior to our acquisitions. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

10-QSB Page 12

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

We are currently working with the responsible parties to assure that the selling entities pay the amounts due in a timely manner. Should the selling entities or the owners of those entities fail to pay the taxes due, it is possible that the Company will be required to pay the taxes and pursue an action for reimbursement from the selling entities and/or their owners. As of June 29, 2007, we owed the entities responsible for these taxes $956,149 in settlement of the acquisitions and in repayment of various advances to the Company. We anticipate that we will convert $546,238 of the balances due to various affiliated responsible parties into common stock in the third quarter.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities to be between $700,000 and $800,000.

We also understand that amounts are owed by the selling entities to the Internal Revenue Service for payroll taxes relating to periods prior to our acquisitions. From currently available information obtained from the IRS and the responsible entities, we estimate the IRS Liabilities at between $800,000 and $1,300,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote. Through June 29, 2007, the selling entities had paid $700,000 toward resolution of the IRS claims.

We have not accrued any amounts for these contingent payroll and other tax liabilities at June 30, 2007, because we believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We have also not accrued any amounts for the contingent IRS liabilities because our counsel has advised us that the probability of successor liability is remote. If our estimate of our potential liability for these contingencies is incorrect, and/or we are held responsible for additional taxes, our financial condition may be adversely affected.

We understand that the responsible parties have entered into payment agreements on the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months. To the best of our knowledge, no new payroll tax obligations of acquired entities have been raised since December 29, 2006.

Operating leases. The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of June 29, 2006 are:

Remainder of 2007	$623,195
2008	1,152,372
2009	916,371
2010	539,494
2011	169,114

10-QSB Page 13

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Litigation. On December 31, 2005, ProTrades Connection, Inc. filed a lawsuit against Command Staffing, LLC and seven individuals in the Superior Court for the State of California, Santa Clara County. The individual defendants are employees of Command Center, Inc and were formerly employed by ProTrades. In the lawsuit, the plaintiff alleges that the individual defendants breached written covenants against the solicitation of ProTrades employees. Subsequently, the plaintiff has amended the Complaint to bring in as defendants other entities, including Command Center, Inc. and other individuals.

Command Center and the remaining defendants intend to continue their vigorous defense of this case. The Company has not established a contingent loss reserve as the outcome of the litigation is uncertain at this point in time.

Payroll Tax Penalties and Interest. As of June 29, 2007, the Company was delinquent in the payment of various payroll tax obligations totaling approximately $720,000. The Company has communicated with the various taxing authorities and has or is in the process of making arrangements to pay these delinquent tax liabilities. The Company anticipates that penalties and interest for late payments may be incurred in connection with these delinquencies and has accrued $100,000 as an estimated reserve against such amounts. If penalties and interest exceed amounts recorded as liabilities through June 29, 2007, the company’s financial condition could be adversely affected. The amount of any such additional penalties and interest is unknown at this time. Management is working with the taxing authorities and will attempt to negotiate reduction or elimination of penalties and interest where possible.

NOTE 10 - STOCKHOLDERS’ EQUITY:

In the twenty-six week period ended on June 29, 2007, the Company issued an aggregate of 859,172 shares of Common Stock. The shares of Common Stock were issued for asset acquisitions, payment of consulting fees, as severance pay to terminated employees, and for new investment in a private placement of 476,666 shares. 10,000 shares were sold in the first quarter at $3.00 per share and 466,666 were sold in the second quarter at $1.50 per share. 200,000 shares were issued as a portion of the consideration for the acquisition of temporary staffing store assets from Anytime Labor, Inc. Management estimated the value of the shares issued in the Anytime Labor asset acquisition at $4.56 per share as provided in the acquisition agreement (See Note 4). We issued 98,951 shares of common stock for prepaid sales force training services. Management estimated the value of these shares at $3.96 per share in accordance with the consulting services agreement. We issued 66,000 shares to terminated employees as severance pay. Management estimated the value of the severance pay shares on the dates of issuance and recorded an aggregate of $130,640 as compensation expense in the period.

NOTE 11 - SUBSEQUENT EVENTS:

In the first quarter, the Company undertook to create a series of Preferred Stock to be offered in a private placement. The Company received a subscription for $500,000 of the Series A Preferred Stock prior to the end of the first quarter and recorded that amount as a Preferred Stock Subscribed. Upon further discussions with the investor in the second quarter, the investor determined that he would prefer common stock. The stock subscription was converted to a common stock investment as of June 29, 2007, and no Series A Preferred Shares have been created or issued.

10-QSB Page 14

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

In July, 2007, the Company converted $546,238 in notes payable to affiliates to common stock. The affiliate notes were valued at face value for purposes of the conversion. Common stock issued on conversion of the affiliated notes payable was priced at $1.50 per share resulting in the issuance of an aggregate of 364,159 shares.

The Company also converted the new store surcharge payable to Glenn Welstad into an obligation payable in common stock. The new store surcharge agreement was valued at the net present value of expected future obligations based on the assumption that we will open 250 new stores through December 31, 2011, using a discount rate of 15%. The obligation will be satisfied through issuance of common stock at the rate of 2,200 shares per new store opening until such time as the Company has opened 250 stores. The common shares that will be issued to satisfy this obligation will be valued at the time of each new store opening.

10-QSB Page 15

FORM 10-QSB

Part I, Item 2.    Management’s Discussion and Analysis or Plan of Operations.

This Form 10-QSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report. “CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

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

Temporary Staffing Store Operations. We currently operate 74 temporary staffing stores serving thousands of customers and employing thousands of temporary employees. In the months following the roll-up we focused on continuity of operations, reporting, and record keeping. Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture. Rather than opening a large number of additional new stores, in 2007 we are focusing our efforts on consolidating and refining our existing store operations, proving our business model, and operating our business in an efficient manner.

During the remainder of 2007, we will work for organic growth to increase our per-store revenue and profitability through directed selling activities and system-wide initiatives to improve the efficiency of our business processes. We may also seek growth from limited new store openings and growth through acquisition of existing locations from third party operators when such opportunities arise.

10-QSB Page 16

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

During the twenty-six weeks ended June 29, 2007, we made additional changes in our business model and strategy. We began the year with a newly established sales force and the expectation that the sales force will drive increasing revenue to our existing stores. As we progressed through the quarter, we reorganized the management team to provide the direction and supervision needed for success. We consolidated field supervision in the corporate office and we are beginning to see the results of these steps through rising activity levels, improving margins and new customer generation. We have also reorganized our sales force to tighten control and accountability for results.

As described below, the changes to our business in the first half of 2007 came at a significant cost. Looking forward to the remainder of 2007, we expect that our investment in infrastructure and personnel will result in increased business, top line sales growth and strong momentum heading into 2008. We will continue to monitor activity levels and operating results as we move through the busy season.

Our operating results for the first half of 2007 are not comparable to the results of operations in the first half of 2006. We began operating temporary staffing stores in the second quarter of 2006. Operating results for the thirteen week periods ended June 29, 2007 and June 30, 2006 are comparable.

10-QSB Page 17

Results of Operations

Thirteen Weeks Ended June 29, 2007 Compared to the Thirteen Weeks Ended June 30, 2006

The following table compares the operating results for the thirteen weeks ended June 29, 2007 and June 30, 2006:

	Thirteen Weeks Ended
	June 29, 2007		June 30, 2006		% Change
Revenue	$25,121,408		$17,806,557		41%
Cost of staffing services	17,899,936	71.3%	13,088,445	73.5%	37%
Gross profit	7,221,472	28.7%	4,718,112	26.5%	53%
Selling, general and administrative services	7,948,152	31.6%	5,503,803	30.9%	44%
Depreciation and amortization	211,135	0.8%	74,718	0.4%	183%
Interest expense	384,154	1.5%	79,468	0.4%	383%
Interest and other income	2,301	0.0%	7,834	0.0%	-71%
Net loss	$(1,319,668)	-5.3%	$(932,043)	-5.2%	42%

Revenues. Revenues increased 41% in the thirteen weeks ended June 29, 2007 compared to the same period a year earlier. The increase is primarily the result of the increase in the number of stores that operated for the full thirteen week period. Revenues were also impacted by the efficiencies gained from consolidating separate franchisee operations into a single company with standardized practices and a more focused direction. At June 29, 2007 and June 30, 2006, the Company operated 74 temporary staffing stores. Of the stores open on June 30, 2006, 48 were operated by the company for the entire quarter, 9 were acquired on June 30, 2006, and 17 new stores were opened by the company at various times during the period.

Cost of Services. Cost of services grew 37% in the thirteen weeks ended June 29, 2007 compared to the thirteen weeks ended June 30, 2006. This growth rate was slower than the growth in revenues, resulting in improved gross profit between periods. The improvement in cost of services as a percentage of revenue resulted from our efforts to increase margins through directed sales efforts, the institution of margin controls, and our focus on controlling workers’ compensation costs. Gross profit margins increased to 28.7% in the thirteen weeks ended June 29, 2007 compared to 26.5% for the comparable period in 2006.

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses increased to 31.6% in the thirteen weeks ended June 29, 2007 compared to 30.9% in the thirteen weeks ended June 30, 2006. The increase in selling, general and administrative expenses was the result of the growth in infrastructure necessary to support the company’s business plan and future growth initiatives. In addition, the creation of a dedicated selling force near the end of 2006 and early in 2007 added significantly to selling, general and administrative expenses in the thirteen weeks ended June 29, 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased in the thirteen weeks ended June 29, 2007 to 0.8% of revenue compared to 0.4% of revenue for the thirteen weeks ended June 30, 2006. This increase is the result of acquisition of additional assets and customer lists between periods.

Interest Expense. Interest expense increased to 1.5% of revenue in the thirteen weeks ended June 29, 2007, compared to 0.4% of revenue in the comparable period in 2006. The increase is a result of additional borrowing in 2007. In the thirteen weeks ended June 30, 2006, the Company had only recently acquired the operating stores and had not yet fully assimilated the businesses into the new corporate operating structure. The growth in revenues in the thirteen weeks ended June 29, 2007 compared to the thirteen weeks ended June 30, 2006 also necessitated higher borrowing levels.

10-QSB Page 18

Net Loss. As a percentage of revenue, our net loss increased only slightly to 5.3% in the thirteen weeks ended June 29, 2007 compared to 5.2% the thirteen weeks ended June 30, 2006. The slight increase reflects our continuing efforts to control costs as we grow. The increase in selling general and administrative costs necessary for our growth oriented infrastructure were substantially offset by improved margins.

Twenty-six Weeks Ended June 29, 2007 Compared to the Twenty-six Weeks Ended June 30, 2006

The following table provides a side by side comparison of the twenty-six week period results for 2007 and 2006. The twenty-six week period ended June 30, 2007 is not comparable to the twenty-six week period ended June 30, 2006. We operated as a franchisor in the first quarter of 2006 and did not undertake active temporary staffing store operations until April 1, 2006. The temporary staffing store operations model generates significantly more revenue and expense than the franchisor business model.

	Twenty-six Weeks Ended
	June 29, 2007		June 30, 2006		% Change
Revenue	$48,041,260		$18,234,582		163%
Cost of staffing services	35,188,446	73.2%	13,094,992	71.8%	169%
Gross profit	12,852,814	26.8%	5,139,590	28.2%	150%
Selling, general and administrative services	16,272,580	33.9%	6,595,768	36.2%	147%
Depreciation and amortization	407,408	0.8%	104,032	0.6%	292%
Interest expense	(582,912)	-1.2%	(79,468)	-0.4%	634%
Interest and other income	9,652	0.0%	35,332	0.2%	-73%
Net loss	$(4,400,434)	-9.2%	$(1,604,346)	-8.8%	174%

Revenues. Revenues increased 163% to $48,041,260 for the twenty-six weeks ended June 29, 2007 compared to $18,234,582 for the twenty-six weeks ended June 30, 2006. In 2007, we operated as a temporary staffing store business for all twenty-six weeks, compared to only thirteen weeks in 2006.

Cost of Staffing Services. As a percentage of revenue, cost of staffing services increased to 73.2% in the thirteen weeks ended June 29, 2007 compared to 71.8% the thirteen weeks ended June 30, 2006. As noted, the Company generated revenue from franchise operations in the first quarter of 2006 and franchise revenues did not include a cost of services component. This had the effect of decreasing cost of staffing services as a percentage of revenue. For the twenty-six weeks ended June 29, 2007, the company’s cost of services was above expectations, primarily as a result of higher than expected workers’ compensation costs. During the first quarter, we experienced an unusual increase in workers’ compensation claims that caused a spike in our compensation claims paid. Our loss history normalized in the second quarter. As a result of the increase in costs of staffing services in the twenty-six weeks ended June 29, 2007, our gross profit for the period was below expectations.

10-QSB Page 19

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses decreased to 33.9% in the twenty-six weeks ended June 29, 2007 compared to 36.2% in the twenty-six weeks ended June 30, 2006. The decrease in selling, general and administrative expenses was the result of the growth in revenues and the ability to spread these costs over a broader revenue base.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased in the twenty-six weeks ended June 29, 2007 to 0.8% of revenue compared to 0.6% of revenue for the twenty-six weeks ended June 30, 2006. This increase is the result of acquisition of additional assets and customer lists between periods.

Interest Expense. Interest expense increased to 1.2% of revenue in the twenty-six weeks ended June 29, 2007, compared to 0.4% of revenue in the comparable period in 2006. The increase is a result of additional borrowing in 2007. In the twenty-six weeks ended June 30, 2006, the Company had only recently acquired the operating stores and had not yet fully assimilated the businesses into the new corporate operating structure. The growth in revenues in the twenty-six weeks ended June 29, 2007 compared to the twenty-six weeks ended June 30, 2006 also necessitated higher borrowing levels.

Net Loss. As a percentage of revenue, our net loss increased to 9.2% in the twenty-six weeks ended June 29, 2007 compared to 8.8% in the twenty-six weeks ended June 30, 2006. The decrease in selling general and administrative costs substantially offset the increase in cost of staffing services and interest expense resulting in only a small increase in our net loss.

Liquidity and Capital Resources

At June 29, 2007, we had cash of $101,493, total current assets of $13,828,167, and total current liabilities of $19,125,492, including $546,238 due to affiliates. Our trade accounts receivable total $9,554,812 net of the allowance for doubtful accounts of $370,000.

Weighted average aging of our trade accounts receivable was 38 days at June 29, 2007, representing a one day improvement over the thirteen week period ended March 30, 2006. Actual bad debt write-off expense as a percentage of total customer invoices during twenty-six weeks ended June 29, 2007 was 0.5%, which is consistent with our expectations. Our accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.

We will require additional capital to fund operations during fiscal year 2007, assuming we execute our business model and continue to grow our operations as planned. Timing of our cash flow requirements will depend in part on the timing of seasonal fluctuations, the effectiveness of directed selling efforts, and the extent to which our actual rate of growth throughout 2007 matches our growth projections for 2007.

10-QSB Page 20

As we grow, we will require significant new sources of working capital to fund continuing operations and finance the growth of operating store accounts receivable. We are now pursuing several alternatives to generate growth capital, either through debt or equity, to relieve the expected negative cash flow during 2007.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee, payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at June 29, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at June 29, 2007 was $6,011,560.

The line of credit facility agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At June 29, 2007, we were not in compliance with these loan covenants. Our lender has waived compliance with these loan covenants for the period ended June 29, 2007.

No assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

Item 3.    Controls and Procedures.

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of June 29, 2007, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

10-QSB Page 21

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

Except as noted above, there have been no changes in our internal controls over financial reporting during the thirteen weeks ended June 29, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 2.    Unregistered Sales of Equity Securities.

In the thirteen weeks ended June 29, 2007, the Company sold 466,666 shares of common stock in a private offering at $1.50 per share or an aggregate of $700,000. We also issued 40,000 shares of our common stock as severance pay to terminated employees, and 17,555 shares of common stock in payment of interest on the finance obligation relating to our Post Falls Office Building. Management estimated the value of the severance pay shares at $1.40 and $1.64 per share based on the dates of issuance.

All of the unregistered securities described above were subscribed for or issued in accordance with exemptions from the registration requirements of the Securities Act of 1933 (the Act) under Section 4(2) and/or Rule 506 of Regulation D adopted under the Act and D and the corresponding exemption from registration afforded under the laws of the various states in which investors may reside. The certificates representing the Common Stock will be restricted securities and will bear a legend restricting further transfer unless the shares are first registered or an exemption from registration is established to the satisfaction of the Company. The shares subscribed for or issued as described above were placed by officers and directors of the Company and no commissions were paid in respect of the placements.

Item 6.    Exhibits and Reports on Form 8-K.

•	Current report on Form 8-K dated May 31, 2007 reporting Item 5.02 - Departure of Directors setting forth the resignation of John R. Coghlan as a director and chairman of the audit committee.

10-QSB Page 22

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

10-QSB Page 23