Form 10QSB/A
period 2006-09-29
Command Center, Inc.
filed 2007-11-13
CIK 1140102

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

10-QSB/A1 Page 1

Command Center, Inc. (Formerly Command Staffing, LLC)

Contents

FORM 10-QSB/A1
PART I FINANCIAL INFORMATION	Page
Item 1. Financial Statements (unaudited)
Management Statement	10-QSB/A1 Page 3
Balance Sheet at September 29, 2006	10-QSB/A1 Page 4
Statements of Operations for the thirty-nine week and thirteen week periods ended September 29, 2006 and the three and nine month periods ended September 30, 2005	10-QSB/A1 Page 5
Statements of Cash Flows for the thirty-nine week period ended September 29, 2006 and the nine month period ended September 30, 2005	10-QSB/A1 Page 6
Notes to Financial Statements	10-QSB/A1 Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	10-QSB/A1 Page 15

Item 3. Controls and Procedures	10-QSB/A1 Page 18

Part II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	10-QSB/A1 Page 18

Signatures	10-QSB/A1 Page 19

Certifications	10-QSB/A1 Page 20

10-QSB/A1 Page 2

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

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the year ended December 31, 2005, as restated, and the notes thereto contained in the Company’s annual report on Form 10-KSB/ Amendment No. 1 for the year ended December 31, 2005, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
September 12, 2007

10-QSB/A1 Page 3

Command Center, Inc.
Balance Sheet (Unaudited)

Restated
Assets	September 29, 2006
CURRENT ASSETS:
Acquisition accounts receivable - affiliates	$552,683
Accounts receivable - trade, net of allowance for bad debts of $800,108	11,305,968
Notes receivable	137,919
Prepaid expenses, deposits, and other	1,601,094
Worker's compensation risk pool deposits - current	329,083
Total current assets	13,926,747

PROPERTY AND EQUIPMENT, NET:	2,796,761

OTHER ASSETS:
Worker's compensation risk pool deposits - non-current	1,975,917
Goodwill	31,308,820
Amortizable intangibles - net	754,000
Total other assets	34,038,737
$50,762,245
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable - trade	1,262,650
Checks issued and outstanding	495,729
Acquisition accounts payable - affiliates	515,080
Accrued payroll, benefits and taxes	1,216,410
Current portion of long term liabilities	8,320
Receivable factoring payable	5,962,946
Advances payable	1,025,440
Accrued new store surcharge fees - affiliate	175,000
Worker's compensation insurance and reserves payable	2,024,167
Worker's compensation claims liability -current	329,083
Total liabilities	13,014,825

LONG TERM LIABILITIES:
Notes payable, net of current portion	96,781
Finanace obligation	1,125,000
Worker's compensation claims liability - non-current	493,626
Total other assets	1,715,407

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value,
authorized; no shares issued and outstanding	-
Common stock - 100,000,000 shares, $0.001 par value,
authorized; 23,336,648 shares issued and outstanding	23,337
Additional paid-in capital	36,910,341
Accumulated deficit	(901,665)
Total stockholders' equity	36,032,013
$50,762,245

See accompanying notes to unaudited financial statements.

10-QSB/A1 Page 4

Command Center, Inc.
Statements of Operations (Unaudited)

	Restated		Restated
	Thirteen Weeks	Three Months	Thirty-Nine Weeks	Nine Months
	Ended September 29,	Ended September 30,	Ended September 29,	Ended Spetember 30,
	2006	2005	2006	2005
REVENUE:
Staffing services revenue	$27,747,156	$-	$45,431,317	$-
Franchise fee revenues	-	521,247	535,745	1,320,203
Other income	15,667	336,723	30,343	336,723
Total revenue	27,762,823	857,970	45,997,405	1,656,926

COST OF STAFFING SERVICES	19,624,124	-	32,719,116	-

GROSS PROFIT	8,138,699	857,970	13,278,289	1,656,926

OPERATING EXPENSES:	7,166,227	435,635	13,866,027	1,093,781

INCOME (LOSS) FROM
OPERATIONS	972,472	422,335	(587,738)	563,145

OTHER INCOME
Interest and dividend income	9,098	-	44,430	-
Interest expense	(286,526)		(365,994)

NET INCOME (LOSS)	$695,044	$422,335	$(909,302)	$563,145

BASIC INCOME (LOSS) PER SHARE	$0.03	$0.11	$(0.05)	$0.15

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	23,048,555	3,745,493	16,541,304	3,745,493

See accompanying notes to unaudited financial statements.

10-QSB/A1 Page 5

Command Center, Inc.
Statements of Cash Flows (Unaudited)

	Restated
	Thirty-Nine Weeks	Nine Months
	Ended September 30,	Ended September 30,
Increase (Decrease) in Cash	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(909,302)	$563,145
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	261,880	38,677
Amortization of note receivable discount	14,003	-
Stock issued for rent	90,000	-
Changes in assets and liabilities
Accounts receivable - affiliates	(4,472,497)	(120,783)
Acquisition accounts receivable - affiliates	123,418	-
Accounts receivable - trade, net	-	83,392
Notes receivable	-	(353,214)
Prepaid expenses	(1,553,880)	-
Workers' compensation risk pool deposits	(2,305,000)	-
Accounts payable - trade	1,126,974	70,489
Accounts payable - affiliates	55,564	8,750
Accrued expenses	1,216,410	-
Workers' compensation insurance and risk pool deposits payable	2,024,167	-
Workers' compensation claims liability	822,709	-
Total adjustments	(2,596,252)	(272,689)
Net cash provided by (used in) operating activities	(3,505,554)	290,456

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(820,204)	(125,000)
Advances to affiliates	-	(291,565)
Collections on note receivable	131,586	-
Sale of investments	404,000	-
Net cash provided by (used in) investing activities	(284,618)	(416,565)

CASH FLOWS FROM FINANCING ACTIVITIES:
Financing from factoring accounts receivable	1,195,684	-
Checks issued and outstanding	495,729	-
Advances payable	673,915	-
Sales of preferred stock	585,000	-
Sales of common stock	470,000	-
Proceeds from long-term debt - affiliates	-	85,000
Net cash provided by financing activities	3,420,328	85,000

NET DECREASE IN CASH	(369,844)	(41,109)
CASH, BEGINNING OF PERIOD	369,844	41,268
CASH, END OF PERIOD	$-	$159

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued on conversion of preferred stock	$470,000	-
Common stock issued for acquisition of:
Accounts receivable, net	$6,477,104	$-
Property, plant and equipment	603,184	-
Financing liability assumed	(4,767,262)	-
Due to affiliates	(529,516)	-
Long-term debt assumed	(105,101)	-
Goodwill and amortizable intangibles, net	30,565,248	-
Total	$32,243,657	$-

See accompanying notes to unaudited financial statements.

10-QSB/A1 Page 6

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

Commencing with the acquisition of the operating assets of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores on May 12, 2006, the Company has elected to report its financial results of operations on a 52/53 week fiscal year ending on the last Friday in December. Our 2006 fiscal year will end on December 29, 2006. Prior to May 12, 2006, we reported our financial results on a calendar year basis with our year ending on December 31 of each year. As noted above, 2006 results are not comparable to 2005 results due to the change in our business operatiosn, so the change to a 52/53 week fiscal year had no affect on comparability.

Restatements

The Company’s financial statements have been restated from those previously reported. The Restatement corrects an error in the Company’s presentation of the recapitalization transaction that took place November 9, 2005, a real estate financing transaction, and various accounting misstatements that occurred in connection with the acquisition transactions which were completed on May 12, 2006 and June 30, 2006. Details of each restatement category follow.

10-QSB/A1 Page 7

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Recapitalization transaction

For the quarter ended September 29, 2006, the Company presented balance sheet information reflecting the acquisitions of Command Staffing LLC (“Command Staffing”) and Harborview Software, Inc. (“Harborview”) by Temporary Financial Services, Inc. (“TFS”) which occurred on November 9, 2005.

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

Accounting Misstatements

In connection with the acquisitions of the operating assets of 48 temporary staffing stores and intangible rights to eight additional temporary staffing stores on May 12, 2006 and June 30, 2006, the company recorded operating assets and liabilities, and began operating as a temporary staffing store. In the course of reorganizing, certain accounting misstatements and errors occurred that resulted in inaccurate financial information. Upon review of theses transactions and consultation with other experts, we determined that two categories of errors had occurred that required restatement. These errors were the result of material weaknesses in internal controls over financial reporting that were discovered in connection with the audit as of and for the year ended December 29, 2006.

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

10-QSB/A1 Page 8

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The following is the summary of the effects of the above corrections:

September 29, 2006	As Originally Filed	As Restated	Change
Financial position
Accounts receivable	$12,392,444	$12,101,563	$(290,881)
Allowance for bad debts	$(1,402,719)	$(795,595)	$607,124
Accounts receivable, net	$10,989,725	$11,305,968	$316,243
Prepaid expenses and deposits	$574,003	$1,601,094	$1,027,091
Workers' compensation risk pool deposits - current	$-	$329,083	$329,083
Property and equipment	$1,152,761	$2,796,761	$1,644,000
Goodwill	$32,908,887	$31,308,820	$(1,600,067)
Amortizable intangibles, net	$-	$754,000	$754,000
Total assets	$46,315,978	$50,762,245	$4,446,267

Checks issued and outstanding	$515,729	$495,729	$(20,000)
Line of credit facility	$5,962,946	$5,962,946	$-
Accrued liabilities	$1,056,410	$1,216,410	$160,000
Workers' compensation insurance and reserves payable	$-	$2,024,167	$2,024,167
Workers' compensation claims liability - current	$-	$329,083	$329,083
Total current liabilities	$10,521,575	$13,014,825	$2,493,250
Workers' compensation claims liability - long-term	$-	$493,626	$493,626
Finance obligation	$-	$1,125,000	$1,125,000
Total long-term liabilities	$96,781	$1,715,407	$1,618,626
Total stockholders’ equity	$35,697,622	$36,032,013	$334,391
Total liabilities and equity	$46,315,978	$50,762,245	$4,446,267
Operating Results
Revenue	$46,066,398	$45,997,405	$(68,993)
Cost of services	$33,224,331	$32,719,116	$(505,215)
Operating expenses	$14,130,190	$13,866,027	$(264,163)
Interest (income) expense	$(44,430)	$321,564	$365,994
Net loss	$1,243,693	$909,302	$(334,391)

NOTE 2 —ACQUISITIONS:

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

10-QSB/A1 Page 9

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

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

10-QSB/A1 Page 10

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

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

NOTE 6 — RELATED-PARTY TRANSACTIONS:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview, the Board agreed to assume an obligation of Command Staffing to pay Glenn Welstad, the CEO and Chairman, $5,000 for each additional temporary staffing store opened on behalf of the Company. Included in the Company’s accounts at September 29, 2006 is $175,000 payable to Mr. Welstad in new store surcharge fees. This amount includes $70,000 from opening 14 new stores in the thirteen weeks ended September 29, 2006.

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

10-QSB/A1 Page 11

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

Concentrations. In the nine months ended September 29, 2006, substantially all of the Company’s royalty income was earned from affiliates. Royalty income consists of franchise fees and software license and support fees derived from temporary staffing stores owned by the Company’s franchisees. The franchisees were owned in whole or in part by various officers and directors of the Company. As a result, the Company’s franchise business was concentrated among a small number of affiliated parties and was subject to business concentration risks. On May 12, 2006, the Company acquired a substantial majority of the franchisees’ operations, and on June 30, 2006, acquired the remaining franchisee operations. In future periods, the Company does not expect to generate any revenues from royalty income. Instead, future revenues will be derived from temporary staffing store operations and franchisee concentration risk will be substantially eliminated.

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

	Franchise Business	Store Operations	Combined
Revenue	$535,745	$45,530,653	$45,997,405
Cost of sales	--	33,224,331	32,719,116
Gross profit	535,745	12,306,322	13,278,289
Operating expenses	205,032	13,925,158	13,866,027
Income (Loss) from operations	$330,713	$(1,618,836)	(587,738)
Other income	--	44,430	(321,564)
Net income (loss)	$330,713	$(1,574,406)	$(909,302)

Net assets of $45,492,387 were added during the thirty-nine weeks ended September 29, 2006 in connection with the acquisition of temporary staffing stores.

10-QSB/A1 Page 12

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 9 - STOCK TRANSACTIONS:

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

10-QSB/A1 Page 13

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

On October 6, 2005, TFS entered into a letter of intent to acquire the assets of Command Staffing, Harborview, and 45 companies (collectively, the “Operations Entities”) that collectively owned approximately 70 temporary staffing stores then operating as either Command Staffing franchisees or independently owned businesses located throughout the United States. The acquisitions of Command Staffing, Harborview, and the Operations Entities pursuant to the APA by and among TFS, Command Staffing, Harborview, and the Operations Entities are collectively referred to herein as the “Command Transaction.”

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

We now own and operate 76 temporary staffing stores located in 21 states. We acquired the operating assets of 48 stores and intangible rights to eight additional stores acquired from 35 Operations Entities on May 12, 2006. We acquired 9 additional stores from four Operations Entities on June 30, 2006, and we have opened 19 company owned stores (including eight stores opened after acquiring intangible rights from the prior franchisees) since November 9, 2005. We plan to open a small number of new company owned stores in 2006 and we are pursuing additional expansion through acquisitions from unaffiliated operators. We intend to operate our temporary staffing stores as company owned although we will evaluate franchising opportunities on a case by case basis should we be approached by a qualified franchisee.

Our principal offices are located at 3773 West Fifth Avenue, Post Falls, Idaho, 83854 and our telephone number is (208) 773-7450. Our web site is located at www.commandonline.com. Information contained on our web site is not part of this Memorandum.

10-QSB/A1 Page 14

Results of Operations.

Thirteen and Thirty-Nine Weeks ended September 29, 2006.

Revenues. As described above, the Company acquired a number of temporary staffing stores in the thirty-nine weeks ended September 29, 2006. For the thirteen and thirty-nine week periods ended September 29, 2006 revenues were $27,762,823 and $45,997,405, respectively. For the comparable periods in 2005, the Company was involved in franchising operations and the results of operations are not comparable. Franchising revenues in the three and nine month periods ended September 30, 2005 amounted to $857,970 and $1,656,926 respectively.

Staffing services revenues for the third quarter 2006 are not indicative of the revenues the Company expects to generate in future periods. The Company acquired the operating assets of 48 stores and intangible rights to eight additional stores on May 12, 2006, nine additional stores on June 30, and we have opened 19 new company owned stores (including eight stores opened after acquiring intangible rights from the prior franchisees) since November 9, 2005. As of September 29, 2006, we are operating 76 temporary staffing stores located in 21 states.

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

Cost of Staffing Services. In thirteen and thirty-nine week periods ended September 29, 2006, the company incurred staffing services costs of $19,624,124 and $32,719,116, respectively. The amounts represent 72.7% and 71.1% of revenues for the three and nine month periods respectively, resulting gross margins of 27.3% and 28.9% respectively. With the completion of the acquisitions in the second quarter, management will focus on the operations side of the business and expects that cost of staffing services as a percentage of revenues will decrease in the coming periods. The Company is also focused on bringing in higher margin business which will also increase gross profit margins in future periods if successful.

In the three and nine month periods ended September 29, 2005, the Company operated as a franchisor of temporary staffing businesses and did not incur any costs of staffing services.

Operating Expenses. Operating expenses in the thirteen and thirty-nine week periods ending September 29, 2006 were $7,166,227 and $13,866,027, respectively. Acquisition of the operations and/or intangible rights of 65 temporary staffing stores in the second quarter required significant investment in personnel, facilities, and infrastructure. The Company entered into the agreement for acquisition of the temporary staffing stores on November 9, 2006 and since that date management has been focused on establishing the corporate administrative functions that would be needed when the store acquisitions were completed. The corporate infrastructure now in place is considered adequate for current operational levels. Management will continue to monitor operating expenses as a percentage of revenues with the continuing objective of profitable operations as a guiding principle.

10-QSB/A1 Page 15

Operating expenses in the three and nine month periods ended September 29, 2005 were $435,635 and $1,093,781, respectively. These amounts reflect operations as a franchisor of temporary staffing stores and are not comparable to the current periods.

Income (Loss) from Operations. The Company generated income from operations of $972,472 in the thirteen week period ended September 29, 2006. For the thirty-nine weeks ended September 29, 2006, the Company incurred a loss of $587,738 from operations. Income from operations in the current quarter is consistent with management expectations. During prior periods, the Company acquired and/or opened a total of 76 temporary staffing stores. In the current quarter, the combined temporary staffing store operations were sufficient to support the corporate infrastructure that the Company had been building for the prior eight months.

For the thirty-nine weeks ended September 29, 2006, the losses are largely attributable to the Company’s efforts to build corporate infrastructure in anticipation of the temporary staffing store acquisitions, and the expenses of acquisition, including professional and accounting fees. In future periods, management expects that operating expenses will normalize and operating margins will yield profitable results in the near term.

Income in the three and nine months ended September 30, 2005 amounted to $422,335 and $563,145, respectively. As noted above, 2005 operations consisted of franchising activities and are not comparable to current operations.

Liquidity and Capital Resources

At September 29, 2006, we had no cash and approximately $2,000,000 available for accounts receivable funding under the Company’s primary credit facility. The temporary staffing business is capital intensive. Management must proactively manage cash flows, particularly in periods when seasonal business is peaking and accounts receivable balances are rising. Late summer and early fall are peak business periods, with the level of temporary staffing placements tapering off as the weather cools in the winter months, particularly in the Northern United States. The Company is not currently borrowing to the fullest extent allowed under its credit facility, but capital is expected to be tight through the winter. In anticipation of operating cash requirements, the Company commenced a private offering of common stock at $3.00 per share and through September 29, 2006, had received $585,000 in new investment funding. The offering has been continued into the fourth quarter. In addition, we increased our credit facility to $8,000,000 from $7,000,000 in the quarter ended September 29, 2006 and we are currently finalizing an increase in our credit facility to $12,000,000 from $8,000,000. These steps will help our liquidity in 2007, but with our expected cash requirements to open approximately forty new stores in 2007, and our intended staffing requirements for the year, we are likely to continue to experience limited liquidity for the foreseeable future.

10-QSB/A1 Page 16

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

As referenced elsewhere in this report, our financial statement presentation in connection with business combinations occurring in November 2005 required restatement. This occurrence evidenced an internal control weakness in the way complex business transactions are reported. In the future, we will consult with outside experts on complex transactions to address this weakness.

Critical Accounting Policies.

Management’s Discussion and Analysis of Financial Condition and Results of Operations provides a review of our financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management evaluates its estimates and judgments, including those related to workers compensation claims, bad debts, goodwill, and contingencies. Management bases its estimates and judgments on historical experience and on various other factors which we believe are reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

10-QSB/A1 Page 17

Management believes the following critical accounting policies, among others, reflect the more significant judgments and estimates used in the preparation of our financial statements.

Workers’ Compensation. We insure our workers’ compensation liabilities through state insurance programs when such coverage is mandatory and in all other instances, we insure our potential workers’ compensation liabilities through AIG. Our premium payments to AIG are based on estimates of the future cost of claims and related expenses. The relatively short time that we have been operating as a combined entity limits the amount of information from which workers’ compensation cost estimates can be made. We believe that our payments to AIG are adequate to cover expected costs. We evaluate our workers’ compensation insurance and expected cost experience throughout the year and make adjustments as necessary. If actual costs incurred for workers’ compensation claims exceed our current coverages, additional premiums may be owed.

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

•	Current report on Form 8-K dated July 5, 2006 reporting Item 3.02 - Unregistered Sale of Equity Securities.

10-QSB/A1 Page 18

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	November 9, 2007
Signature	Title	Printed Name	Date

/s/Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	November 9, 2007
Signature	Title	Printed Name	Date

10-QSB/A1 Page 19