Form 10QSB
period 2007-09-28
Command Center, Inc.
filed 2007-11-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2007

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
 Yes ☒  No ☐

The number of shares of common stock outstanding on November 2, 2007 was:	24,736,465

Transitional Small Business Disclosure Format.	Yes ☐ No☒

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).	Yes ☐ No☒

10-QSB Page 1

Command Center, Inc.

Contents

FORM 10-QSB

PART I	Page

Item 1. Financial Statements (unaudited)
Management Statement	10-QSB Page 3
Balance Sheet at September 28, 2007	10-QSB Page 4
Statements of Operations for the thirteen and thirty-nine week periods ended September 28, 2007 and September 29, 2006	10-QSB Page 5
Statements of Cash Flows for the thirty-nine week periods ended September 28, 2007 and September 29, 2006	10-QSB Page 6
Notes to Financial Statements	10-QSB Page 7

Item 2. Management’s Discussion and Analysis or Plan of Operations	10-QSB Page 16

Item 3. Controls and Procedures	10-QSB Page 21

Part II

Item 2. Unregistered Sales of Equity Securities	10-QSB Page 22

Item 6. Exhibits and Reports on Form 8-K	10-QSB Page 22

Signatures	10-QSB Page 23

Certifications	10-QSB Page 24 - 27

10-QSB Page 2

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying (unaudited) balance sheet of Command Center, Inc. as of September 28, 2007, and the related statements of operations for the thirteen and thirty-nine week periods ended September 28, 2007 and September 29, 2006, and cash flows for the thirty-nine week periods ended September 28, 2007 and September 29, 2006, were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 29, 2006, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 29, 2006, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
November 9, 2007

10-QSB Page 3

Command Center, Inc.
Balance Sheet (Unaudited)

Assets	September 28, 2007
CURRENT ASSETS:
Cash and cash equivalents	$251,095
Accounts receivable - trade, net of allowance for bad debts of $430,000	10,706,633
Prepaid expenses, deposits, and other	1,472,123
Prepaid workers' compensation insurance	1,320,890
Workers' compensation risk pool deposits - current	1,064,000
Total current assets14,814,741

PROPERTY AND EQUIPMENT, NET	3,348,636

OTHER ASSETS:
Workers' compensation risk pool deposits - non-current	3,581,000
Goodwill	32,481,129
Amortizable intangibles - net	740,345
Other assets	42,155
Total other assets36,844,629
$55,008,006
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	1,615,078
Checks issued and outstanding	1,160,444
Accrued payroll, benefits and taxes	3,052,465
Line of credit facility	6,718,579
Notes payable	2,664,219
Workers' compensation insurance and reserves payable	2,016,710
Workers' compensation claims liability - current	1,064,000
Total current liabilities	18,291,495

LONG-TERM LIABILITIES
Notes payable net of current portion	96,791
Finance obligation	1,125,000
Workers' compensation claims liability - non-current	1,286,000
Total long term liabilities	2,507,791
Total liabilities	20,799,286

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value,
authorized; no shares issued and outstanding
Common stock - 100,000,000 shares, $0.001 par value, authorized
24,736,465 shares issued and outstanding	24,735
Additional paid-in capital	40,342,130
Accumulated deficit	(6,158,145)
Total stockholders' equity	34,208,720
$55,008,006
See accompanying notes to unaudited financial statements.

10-QSB Page 4

Command Center, Inc.
Statements of Operations (Unaudited)
	Thirteen Weeks Ended		Thirty-nine Weeks Ended

	September 28, 2007	September 29, 2006	September 28, 2007	September 29, 2006
REVENUE:
Staffing services revenue	$26,242,962	$27,747,156	$74,158,370	$45,431,317
Franchise fee revenues	-	-	-	535,745
Other income	136,832	15,667	262,684	30,343
Total revenue	26,379,794	27,762,823	74,421,054	45,997,405

COST OF STAFFING SERVICES	18,473,276	19,624,124	53,661,722	32,719,116

GROSS PROFIT	7,906,518	8,138,699	20,759,332	13,278,289

OPERATING EXPENSES:
Compensation and related expenses	3,887,965	3,348,914	13,102,565	7,143,361
Selling and marketing expenses	42,184	219,247	428,890	447,843
Professional expenses	383,756	143,998	1,324,841	563,520
Depreciation and amortization	214,600	111,848	622,009	215,880
Rents	638,242	547,335	1,868,944	1,032,674
Travel and transportation	480,361	98,398	1,886,071	348,796
Utilities and communications	305,569	194,900	909,690	353,950
Insurance	178,377	198,472	571,212	293,651
Bank fees	159,106	93,142	528,120	124,504
Other expenses	636,319	2,209,973	2,364,125	3,341,848
	6,926,479	7,166,227	23,606,467	13,866,027
INCOME (LOSS) FROM OPERATIONS	980,039	972,472	(2,847,135)	(587,738)

OTHER INCOME (EXPENSE)
Interest expense	(535,697)	(286,526)	(1,108,957)	(365,994)
Interest and dividend income	-	9,098	-	44,430
Total other income/(expense)	(535,697)	(277,428)	(1,108,957)	(321,564)

NET INCOME (LOSS)	$444,342	$695,044	$(3,956,092)	$(909,302)

INCOME (LOSS) PER SHARE - BASIC	$0.02	$0.03	$(0.16)	$(0.05)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING	24,612,054	23,048,555	24,019,256	16,541,304

See accompanying notes to unaudited financial statements.

10-QSB Page 5

Command Center, Inc.
Statements of Cash Flows (Unaudited)
Increase (Decrease) in Cash	Thirty-nine Weeks Ended

CASH FLOWS FROM OPERATING ACTIVITIES:	September 28, 2007	September 29, 2006
Net loss	$(3,956,092)	$(909,302)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	622,009	275,883
Allowance for bad debts	39,137	-
Stock issued for interest and compensation	180,640	90,000
Amortization of note payable discount	153,500	-
Changes in assets and liabilities
Accounts receivable - trade, net	(1,417,622)	(4,472,497)
Due from affiliates	-	123,418
Prepaid expenses	(1,290,247)	(1,553,880)
Workers' compensation risk pool deposits	(2,592,290)	(2,305,000)
Accounts payable	417,159	1,126,974
Amounts due to affiliates	(782,184)	55,564
Accrued expenses	1,494,601	1,216,410
Workers' compensation insurance and risk pool deposits payable	1,207,045	2,024,167
Workers' compensation claims liability	927,291	822,709
Total adjustments	(1,040,961)	(2,596,252)
Net cash used by operating activities	(4,997,053)	(3,505,554)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(439,294)	(820,204)
Purchase of Anytime Labor	(247,500)	-
Collections on note receivable	118,384	131,586
Proceeds from sale of investments	-	404,000
Net cash provided by (used by) investing activities	(568,410)	(284,618)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on line of credit facility	993,433	1,195,684
Change in checks issued and outstanding	311,048	495,729
Advances payable	-	673,915
Sale of common stock	730,000	585,000
Sale of preferred stock	-	470,000
Proceeds received from notes payable	2,111,210	-
Proceeds received from issue of warrants in connection with notes payable	380,000	-
Payment made for note payable financing fee	(100,000)	-
Net cash provided by financing activities	4,425,691	3,420,328
NET INCREASE (DECREASE) IN CASH	(1,139,772)	(369,844)
CASH, BEGINNING OF PERIOD	1,390,867	369,844
CASH, END OF PERIOD	$251,095	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued on conversion of preferred stock	$-	$470,000
Common stock issued on conversion of amounts due affiliates	$578,147	$-
Common stock issued for acquisition of:
Accounts receivable, net	$-	$6,477,104
Property, plant and equipment	-	603,184
Prepaid expenses	390,860	-
Financing liability assumed	-	(4,767,262)
Amounts due to affiliates		(529,516)
Payables assumed in acquisitons	-	(105,101)
Goodwill and intangible assets	-	30,565,248
Assets acquired in Anytime Labor purcahse	912,000	-
Total	$1,302,860	$32,243,657
Debt assumed in Anytime Labor purchase	$252,500	$-
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

As a result of our assessment, we have concluded that the adoption of FIN48 had no significant impact on the Company’s results of operations or balance sheet for the thirty-nine weeks ended September 28, 2007, and required no adjustment to opening balance sheet accounts as of December 30, 2006.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements," (“SFAS 157”), which will become effective in our 2008 financial statements. SFAS 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements, but does not require any new fair value measurements. We have not yet determined the effect that adoption of SFAS 157 may have on our results of operations or financial position.

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

NOTE 3 — EARNINGS PER SHARE:

Basic earnings (loss) per share (“EPS”) is computed as net income divided by the weighted average number of common shares outstanding for the period.  Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. At September 28, 2007, the Company had 450,000 warrants outstanding in two blocks. One block of warrants entitles the holder to purchase 200,000 shares of common stock at $3.00 per share expiring on April 1, 2009. The second block of warrants entitles the holder to purchase 250,000 shares of common stock at $1.50 per share, expiring on August 14, 2012. In addition, the Company issued a convertible note in the amount of $500,000 to our investment banker in a bridge funding transaction on August 14, 2007. The note is convertible into the securities offered in the next equity funding undertaken by the Company. The type of securities and the number of shares that may be issuable pursuant to the conversion feature cannot be determined at this time. Diluted EPS is not presented for the thirteen and thirty-nine week periods ended September 28, 2007. The dilutive effect of the warrants is not material.

NOTE 4 — BUSINESS COMBINATIONS:

On January 1, 2007, we agreed to acquire certain assets and liabilities of Anytime Labor, Inc. for $247,500 in cash and 200,000 shares of our common stock having an estimated value of $4.56 per share. The acquired assets represent three temporary staffing stores. Two of the acquired stores are in Oregon and one is in Washington. We closed the transaction on February 19, 2007. From January 1, 2007 through the closing date of the transaction, we operated the stores under the Command Center name pursuant to the acquisition agreement, and operations from these stores are reflected in our financial statements for the thirteen and thirty-nine week periods ended September 28, 2007.

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

The Company also assumed certain obligations on existing operating leases and other contractual rights in conjunction with the purchase. Management has estimated that the fair value of these obligations and the contractual rights is immaterial and has not assigned any separately identifiable value to these items. Management has estimated the fair value of Anytime Labor’s customer list and recorded it as an intangible asset that will be amortized over a three year period. Goodwill has been recorded based on the excess of the consideration paid over the net identifiable assets and liabilities acquired.

The acquisitions were undertaken as an ongoing part of our growth strategy.

NOTE 5 — RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview in November 2005, the Company assumed the obligation of Command Staffing to pay Glenn Welstad, our CEO and Chairman, $5,000 for each new temporary staffing store opened by the Company. Amounts owed to Mr. Welstad pursuant to the new store surcharge agreement were paid in 50,000 shares of common stock in the thirteen weeks ended September 28, 2007. In order to minimize the cash flow impact of the new store surcharge agreement, any amounts due for future store openings will be paid in stock at the rate of 2,200 shares per store at the time the new stores are opened. This obligation will end at the earlier of December 31, 2001 of the opening of 250 new stores.

Mr. Welstad also owns Alligator LLC (Alligator), an automobile leasing company. Alligator provides approximately 20 vans and van drivers to the Company for use in transporting temoporary workers to job sites at various locations within our sphere of operations. The Company provides fuel for the vehicles and pays Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. As of September 28, 2007, the Company owed Alligator $159,755 under this arrangement.

The Company has also advanced funds to Viken Management, a company controlled by Mr. Welstad, to pay obligations of Viken that were incurred prior to the roll-up of the franchisee operations. As of September 28, 2007, Mr. Welstad owed the Company $229,000. With the agreement of Mr. Welstad, this receivable balance will be offset against the balance due Alligator in the fourth quarter. Any balance remaining after the offset will be repaid or subject to additional offsets prior to year end.

10-QSB Page 9

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 6 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at September 28, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At September 28, 2007, we were not in compliance with these loan covenants. Our lender has waived compliance with the covenants as of September 28, 2007. The balance due our lender at September 28, 2007 was $6,718,579.

NOTE 7 — NOTES PAYABLE TO AFFILIATES:

During the thirteen weeks ended September 28, 2007, the Company settled certain notes payable to affiliates for stock. These conversions are described below:

Glenn Welstad(1)	$360,654
Dwight Enget(2)	94,091
Tom Gilbert(2)	60,306
Tom Hancock(2)	27,659
Ronald L. Junck(2)	2,714
Todd Welstad(2)	814
Dave Wallace (3)	31,909
$578,147

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

(3)	Mr. Wallace is a former franchisee and is currently employed as a manager with our company.

The notes were converted into common stock at a conversion price of $1.50 per share. An aggregate of 385,431 shares of common stock were issued in the note conversions.
10-QSB Page 10

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 8 — NOTES PAYABLE

In the thirty-nine months ended September 28, 2007, we borrowed $2,000,000 on a short-term note payable to an unrelated third party for supplemental working capital. We also borrowed $500,000 from our investment banker on a short-term bridge loan to be repaid or converted upon completion of an equity funding.

The $2,000,000 loan funds were received in April and were used for working capital. The Note was originally due on July 1, 2007 but has been extended through November 30, 2007. The Note includes interest payable at 18% per annum through the original due date and 24% per annum from July 1, 2007 until paid in full. The note holder was also granted warrants to purchase up to 200,000 shares of common stock at $3.00 per share at any time before April 1, 2009. The warrants include a provision for adjustment of the warrant exercise price in the event of stock splits, dividends, combinations or exchanges or other changes in capital structure. The warrants also include a provision to adjust the exercise price if the Company sells other shares of common stock for less than $3.00 per share. Interest on this note is accrued monthly.

In the Company’s estimation, approximately $167,000 of the $2,000,000 note related to the value of the warrants, resulting in a note discount of $167,000. In accordance with EITF 00-27, the note discount is being amortized to interest expense over the life of the Note. In the thirteen weeks ended September 28, 2007, $125,250 of the note discount was amortized to interest expense. The balance of the note discount will be amortized to expense in the thirteen weeks ended December 28, 2007.

On August 14, 2007, the company also received $500,000 on a short-term Promissory Note from our investment banker. The Note does not bear interest during the term and matures on the earlier of the next equity funding or February 14, 2008. After maturity, the Note bears interest at the rate of 12% per annum until paid. The Note is convertible into securities at the time of the next equity funding undertaken by the Company. Terms of conversion will be the same as the terms of the next equity funding, and are not yet defined. We also granted our investment banker warrants to purchase up to 250,000 shares of our common stock at an exercise price of $1.50 per share. The warrants are exercisable immediately and expire on August 14, 2012 (five years after issuance).

In the Company’s estimation, approximately $213,000 of the $500,000 note related to the value of the warrants, resulting in a note discount of $213,000. In accordance with APB 14, the note discount is being amortized to interest expense over the life of the Note. In the thirteen weeks ended September 28, 2007, $53,250 of the note discount was amortized to interest expense. In the event the note is converted into common stock, the remaining balance of the note discount at the time of conversion will immediately be recognized as interest expense. Upon conversion, the conversion feature of the note will also be separately valued and may result in additional interest expense at the date of conversion. The amount of additional interest expense will depend on the terms of the next equity funding and the amount of additional interest cannot be determined as of September 28, 2007.

10-QSB Page 11

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

The Company is pursuing an equity funding with the assistance of our investment banker. We expect to utilize a portion of the funds from an equity funding, if successful, to repay the balances due on these notes if not converted into securities in conjunction with the equity funding.

NOTE 9 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

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

We obtained our current policy in May 2007 and since the policy inception, we have made payments into a risk pool fund to cover claims within our self-insured layer. Our payments into the fund for the premium year will total $3,920,000 based on estimates of expected losses calculated at inception of the policy. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Correspondingly, if our workers’ compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund. Our maximum exposure under the policy is capped at the greater of $7,500,000 or 10.1% of payroll expenses incurred during the premium year.

The workers’ compensation risk pool deposits totaled $4,645,000 as of September 28, 2007, and were classified as current and non current assets based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

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

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $4,071,003 in the thirty-nine weeks ended September 28, 2007. Prior to April 1, 2006, the Company operated as a franchisor of temporary staffing businesses and workers’ compensation costs were not a materially significant component of operating costs.

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Finance obligation. Our finance obligation consists of debt owed to a related party upon the purchase of the Company’s headquarters. The terms of the agreement call for lease payments of $10,000 per month commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 per month for another two years under the same terms. The Company accounts for the lease payments as interest expense. The building is being depreciated over 30 years.

New store surcharge. The Company has an obligation to pay Glenn Welstad, our CEO, 2200 shares of common stock for each new store opened. This obligation lasts until the earlier to occur of 250 new stores or December 31, 2011.

Contingent payroll and other tax liabilities. In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $300,000 and $500,000 and that total payroll taxes due to the Internal Revenue Service is between $900,000 and $1,500,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

10-QSB Page 13

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

We have not accrued any amounts for these contingent payroll and other tax liabilities at September 28, 2007. We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with pledges of our common stock legally or beneficially owned by the selling entities or their members. We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.

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

Remainder of 2007	$328,000
2008	1,166,000
2009	918,000
2010	543,000
2011	155,000

Litigation. On December 31, 2005, ProTrades Connection, Inc. filed a lawsuit against Command Staffing, LLC and seven individuals in the Superior Court for the State of California, Santa Clara County. The individual defendants are employees of Command Center, Inc. and were formerly employed by ProTrades. In the lawsuit, the plaintiff alleges that the individual defendants breached written covenants against the solicitation of ProTrades employees. Subsequently, the plaintiff has amended the Complaint to bring in as defendants other entities, including Command Center, Inc. and other individuals. In September 2007, following briefing and argument of our motion for summary judgment, the Judge granted our motion and dismissed all claims of ProTrades. ProTrades has now appealed the granting of our motion and the appeal is pending.

Command Center and the remaining defendants intend to continue their vigorous defense of this case. The Company has not established a contingent loss reserve as the outcome of the litigation is uncertain at this point in time.

Payroll Tax Penalties and Interest. As of September 28, 2007, the Company was delinquent in the payment of various payroll tax obligations totaling approximately $850,000. We have communicated with each of the various taxing authorities and now have deferred payment arrangements in place on substantially all of the delinquent balances. Accrued taxes recorded on the balance sheet as of September 28, 2007 adequately reflect the delinquencies and the known penalties and interest. We anticipate that additional penalties and interest may be incurred in connection with these delinquencies, but do not expect the amounts to be significant. If substantial additional penalties and interest are assessed, the company’s financial condition could be adversely affected.

10-QSB Page 14

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 11 - STOCKHOLDERS’ EQUITY:

In the thirty-nine week period ended on September 28, 2007, the Company issued an aggregate of 1,244,603 shares of Common Stock. The shares of Common Stock were issued for asset acquisitions, payment of consulting fees, as severance pay to terminated employees, for new investment in private placements of 10,000 and 466,666 shares, and for conversion of notes payable to affiliates.
•	10,000 shares were sold in the first quarter at $3.00 per share.
•	466,666 were sold in the second quarter at $1.50 per share.
•
200,000 shares were issued as partial consideration for the acquisition of temporary staffing store assets from Anytime Labor, Inc. Management estimated the value of the shares issued in the Anytime Labor asset acquisition at $4.56 per share as provided in the acquisition agreement (See Note 4).

•
We issued 98,951 shares of common stock for prepaid sales force training services. Management estimated the value of these shares at $3.96 per share in accordance with the consulting services agreement.

•
We issued 66,000 shares to terminated employees as severance pay. Management estimated the value of the severance pay shares on the dates of issuance and recorded an aggregate of $130,640 as compensation expense in the period.

•	We issued 17,555 shares as payment of interest relating to the lease agreement on our Post Falls corporate headquarters building. (See Notes 5 and 10).
•	We issued 385,431 shares on conversion of $578,147 of notes payable to affiliates. (See Note 7).

10-QSB Page 15

FORM 10-QSB

Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations.

This Form 10-QSB may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described below. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report. “CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

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

Temporary Staffing Store Operations. We currently operate 78 temporary staffing stores serving thousands of customers and employing tens of thousands of temporary employees. In the months following the roll-up we focused on continuity of operations, reporting, and record keeping. Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture. Rather than opening a large number of additional new stores, in 2007 we are focusing our efforts on consolidating and refining our existing store operations, proving our business model, and operating our business in an efficient manner.

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

During the thirty-nine weeks ended September 28, 2007, we made additional changes in our business model and strategy. We began the year with a newly established sales force and the expectation that the sales force would drive increasing revenue to our existing stores. As we progressed through the quarter, we reorganized the management team to provide the direction and supervision needed for success. We consolidated field supervision in the corporate office and we are beginning to see the results of these steps through rising activity levels, improving margins and new customer generation. We have also reorganized our sales force to tighten control and accountability for results.

As described below, the changes to our business in the first nine months of 2007 came at a significant cost. Looking forward to the remainder of 2007, we expect that our investment in infrastructure and personnel will result in strong momentum heading into 2008. We will continue to monitor activity levels and operating results as we move into the slower months of our business cycle.

Our operating results for the first nine months of 2007 are not comparable to the results of operations in the first nine months of 2006. We began operating temporary staffing stores in the second quarter of 2006. Operating results for the thirteen week periods ended September 28, 2007 and September 29, 2006 are comparable.

Results of Operations

Thirteen Weeks Ended September 28, 2007 Compared to the Thirteen Weeks Ended September 29, 2006

The following table compares the operating results for the thirteen weeks ended September 28, 2007 and September 29, 2006:

10-QSB Page 17

	Thirteen Weeks Ended
	September 28, 2007		September 29, 2006		% Change
Revenue	$26,379,794		$27,762,823		-5%
Cost of staffing services	18,473,276	70.0%	19,624,124	70.7%	-6%
Gross profit	7,906,518	30.0%	8,138,699	29.3%	-3%
Selling, general and administrative services	6,711,879	25.4%	7,054,379	25.4%	-5%
Depreciation and amortization	214,600	0.8%	111,848	0.4%	92%
Interest expense	535,697	2.0%	286,526	1.0%	87%
Interest and other income	-	0.0%	(9,098)	0.0%	-
Net Income	$444,342	1.7%	$695,044	2.5%	-36%

Revenues. Revenues decreased $1,383,029 (5%) in the thirteen weeks ended September 28, 2007 compared to the same period a year earlier. The decrease is primarily the result of our efforts to increase margins through margin lockouts and our focus on standardizing business practices. We remain focused on long term profitability of our existing stores. Our consolidation efforts created some turnover and personnel relocations that impacted top line growth in the current period. At September 28, 2007 and September 29, 2006, the Company operated 78 and 76 temporary staffing stores, respectively.

Cost of Services. Cost of services decreased $1,150,848 (6%) in the thirteen weeks ended September 28, 2007 compared to the thirteen weeks ended September 29, 2006. As a percentage of revenues, cost of services declined slightly to 70.0% from 70.7% in the year earlier period. This decrease is directly related to the decrease in revenues in the current period when compared to the prior year. The improvement in cost of services as a percentage of revenue resulted from our efforts to increase margins through directed sales efforts, the institution of margin controls, and our focus on controlling workers’ compensation costs. Gross profit margins increased to 30.0% in the thirteen weeks ended September 28, 2007 compared to 29.3% for the comparable period in 2006.

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses remained steady at 25.4% in the thirteen weeks ended September 28, 2007 compared to 25.4% in the thirteen weeks ended September 29, 2006. The decrease in selling, general and administrative expenses was the result of our efforts to control costs while supporting the infrastructure necessary to support the company’s business plan and future growth initiatives.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased in the thirteen weeks ended September 28, 2007 to $214,600 (0.8% of revenue) compared to $111,848 (0.4% of revenue) for the thirteen weeks ended September 29, 2006. This increase is the result of acquisition of additional assets and customer lists between periods.

Interest Expense. Interest expense increased to $535,697 (2.0% of revenue) in the thirteen weeks ended September 28, 2007, compared to $286,526 (0.4% of revenue) in the comparable period in 2006. The increase is a result of additional borrowing in thirteen weeks ended September 28, 2007 and the amortization of discounts on notes payable in connection with issuance of notes with warrants. Interest in the current quarter includes interest on short term debt at high interest rates.

10-QSB Page 18

Net Income. Net income decreased to $444,342 for the thirteen weeks ended September 28, 2007 compared to $695,044 in the comparable period in the prior year. As a percentage of revenue, our net income was 1.7% in the thirteen weeks ended September 28, 2007 compared to 2.5% in the comparable period in the prior year. In the thirteen weeks ended September 28, 2007 the significant increases in depreciation and amortization and interest expense when compared to the year earlier period were partially offset by decreases in cost of services.

Thirty-nine Weeks Ended September 28, 2007 Compared to the Thirty-nine Weeks Ended September 29, 2006

The following table provides a side by side comparison of the thirty-nine week period results for 2007 and 2006. The thirty-nine week period ended September 28, 2007 is not comparable to the thirty-nine week period ended September 29, 2006. We operated as a franchisor in the first quarter of 2006 and did not undertake active temporary staffing store operations until April 1, 2006. The temporary staffing store operations model generates significantly more revenue and expense than the franchisor business model.

	Thirty-nine Weeks Ended
	September 28, 2007		September 29, 2006		% Change
Revenue	$74,421,054		$45,997,405		62%
Cost of staffing services	53,661,722	72.1%	32,719,116	71.1%	64%
Gross profit	20,759,332	27.9%	13,278,289	28.9%	56%
Selling, general and administrative services	22,984,458	30.9%	13,650,147	29.7%	68%
Depreciation and amortization	622,009	0.8%	215,880	0.5%	188%
Interest expense	1,108,957	1.5%	365,994	0.8%	203%
Interest and other income	-	0.0%	(44,430)	-0.1%	-
Net loss	$(3,956,092)	-5.3%	$(909,302)	-2.0%	335%

Revenues. Revenues increased to $74,421,054 for the thirty-nine weeks ended September 28, 2007 compared to $45,997,405 for the thirty-nine weeks ended September 29, 2006. In 2007, we operated as a temporary staffing store business for all thirty-nine weeks, compared to only twenty-six weeks in 2006.

Cost of Staffing Services. As a percentage of revenue, cost of staffing services increased to 72.1% in the thirty-nine weeks ended September 28, 2007 compared to 71.1% for the thirty-nine weeks ended September 29, 2006. As noted, the Company generated revenue from franchise operations in the first quarter of 2006 and franchise revenues did not include a cost of services component. This had the effect of decreasing cost of staffing services as a percentage of revenue. For the thirty-nine weeks ended September 28, 2007, the company’s cost of services was above expectations, partially as a result of higher than expected workers’ compensation costs. During the first quarter 2007, we experienced an unusual increase in workers’ compensation claims that caused a spike in our compensation claims paid. Our loss history normalized in the second quarter and declined in the third quarter. Margins were also impacted in the first half of 2007 by the hang over of lower margin business brought into the Company from the acquisitions of the franchisees.

10-QSB Page 19

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses increased to 30.9% in the thirty-nine weeks ended September 28, 2007 compared to 29.7% in the thirty-nine weeks ended September 29, 2006. During the first quarter of 2006, the Company operated as a franchisor. The cost structure for selling, general and administrative expenses of a franchisor is lower than for an operating temporary staffing business. The first quarter 2006 difference in cost structure had the effect of reducing selling, general and administrative expenses for the thirty-nine weeks ended September 29, 2006 when compared to 2007.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased in the thirty-nine weeks ended September 28, 2007 to 0.8% of revenue compared to 0.5% of revenue for the thirty-nine weeks ended September 29, 2006. This increase is the result of acquisition of additional assets and customer lists between periods.

Interest Expense. Interest expense increased to 1.5% of revenue in the thirty-nine weeks ended September 28, 2007, compared to 0.8% of revenue in the comparable period in 2006. The increase is a result of additional borrowing in 2007. The increase is a result of additional borrowing in thirty-nine weeks ended September 28, 2007 and the amortization of discounts on notes payable in connection with issuance of notes with warrants. Interest in the current year also includes interest on short term debt at high interest rates.

Net Loss. Our net loss increased to $3,956,092 (-5.3% of revenue) in the thirty-nine weeks ended September 28, 2007 compared to $909,302 (2.0% of revenue) in the thirty-nine weeks ended September 29, 2006. The increase in was driven by increases in selling general and administrative costs, depreciation and interest and by a decline in gross margins as a percentage of revenues.

Liquidity and Capital Resources

At September 28, 2007, we had cash of $251,095, total current assets of $14,814,741, and total current liabilities of $18,291,495. Our trade accounts receivable total $10,706,633 net of the allowance for doubtful accounts of $430,000.

Weighted average aging of our trade accounts receivable was 37.35 days at September 28, 2007, representing a slight improvement over the weighted average aging of 38 days at September 29, 2006. Actual bad debt write-off expense as a percentage of total customer invoices during thirty-nine weeks ended September 28, 2007 was 0.4%, which is consistent with our expectations. Our accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.

10-QSB Page 20

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

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee, payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at September 28, 2007 was 10.75%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at September 28, 2007 was $6,718,579.

The line of credit facility agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At September 28, 2007, we were not in compliance with these loan covenants. Our lender has waived compliance with these loan covenants for the period ended September 28, 2007.

No assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

Item 3.  Controls and Procedures.

An evaluation was performed by the Company’s president and principal financial officer of the effectiveness of the design and operation of disclosure controls and procedures. On the basis of that evaluation, the Company’s president and principal financial officer concluded that disclosure controls and procedures were effective as of September 28, 2007, ensuring that all material information required to be filed in this quarterly report was made known to them in a timely fashion.

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

During the fourth quarter of 2007, we also plan to conduct an assessment of our controls over financial reporting using criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with the assessment, we are documenting all significant accounting procedures and will test the procedures to determine whether they are designed effectively and are operating as designed.

Except as noted above, there have been no changes in our internal controls over financial reporting during the thirteen weeks ended September 28, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II

Item 1. Legal Proceedings.

On December 31, 2005, ProTrades Connection, Inc. filed a lawsuit against Command Staffing, LLC and seven individuals in the Superior Court for the State of California, Santa Clara County. The individual defendants are employees of Command Center, Inc and were formerly employed by ProTrades. In the lawsuit, the plaintiff alleges that the individual defendants breached written covenants against the solicitation of ProTrades employees. Subsequently, the plaintiff amended the Complaint to bring in as defendants other entities, including Command Center, Inc. and other individuals. In September, 2007, following briefing and argument of our motion for summary judgment, the Judge granted our motion and dismissed all claims of ProTrades. ProTrades has now appealed the granting of our motion and the appeal is pending.

Command Center and the remaining defendants intend to continue their vigorous defense of this case. The Company has not established a contingent loss reserve as the outcome of the litigation is uncertain at this point in time.

Item 2. Unregistered Sales of Equity Securities.

In the thirteen weeks ended September 28, 2007, we issued 385,431 shares of common stock in conversion of certain notes payable to affiliates as described in the footnotes to the financial statements. All of the recipients of these shares were either officers, directors, or persons that acquired the shares in the roll-up of the franchisees in 2006.

10-QSB Page 22

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

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 10.1	Convertible Promissory Note dated August 14, 2007 in the amount of $500,000.
Exhibit 10.2	Common Stock Purchase Warrant for 250,000 shares of stock exercisable at $1.50 per share.

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

10-QSB Page 23