Form 10KSB
period 2007-12-28
Command Center, Inc.
filed 2008-03-28
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________ to ___________

Commission File Number: 000-53088

COMMAND CENTER, INC.
(Name of small business issuer in its charter)

Washington	91-2079472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, Idaho 83854
(Address of principal executive offices)

(208) 773-7450
(Issuer’s telephone number)
_________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

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

The issuer had revenues for the fiscal year ended December 28, 2007 of: $98,724,183

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 20, 2008 was: $21,556,515

The number of shares of common stock outstanding as of March 20, 2007 was: 35,725,050

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

“CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

Item 1. Description of Business.

Introduction and General Background

We were organized as Command Staffing LLC on December 26, 2002. We commenced operations in 2003 as a franchisor of on-demand labor businesses. On November 9, 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing LLC was the acquirer. On November 16, 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. On May 12, 2006, we acquired 48 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator.   On June 30, 2006, we acquired an additional 9 on-demand labor stores from our franchisees. We also opened 20 additional stores during the year (including 8 new stores opened to replace the franchised locations we bought out and closed in the May 12 transaction). All of our former franchised stores have either been acquired or ceased operation, and we currently generate all of our revenue from on-demand labor store operations and related activities. At December 28, 2007, we owned and operated 81 on-demand labor stores located in 22 states. We are in the process of preparing 8 additional stores for opening by May, 2008 and anticipate that we will open approximately 20 new stores in 2008.

Our principal executive offices are located at 3733 West Fifth Avenue, Post Falls, Idaho 83854, and our telephone number is (208) 773-7450. We maintain an Internet website at www.commandonline.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report.

The On-demand Labor Industry

The on-demand labor industry grew out of a desire on the part of businesses to improve earnings by reducing fixed personnel costs. Many businesses operate in a cyclical environment and staffing for peak production periods meant overstaffing in slower times. Companies also sought a way to temporarily replace full-time employees when absent due to illness, vacation, or abrupt termination. On-demand labor offers a way for businesses to immediately increase staff when needed without the ongoing cost of maintaining employees in slower times. Personnel administration costs may also be reduced by shifting these activities, in whole or in part, to an on-demand labor provider.

The on-demand labor industry consists of a number of markets segregated by the diverse needs of the businesses utilizing the on-demand labor providers. These needs vary widely in the duration of assignment as well as the level of technical specialization required of the temporary personnel. We operate primarily within the short-term, unskilled and semi-skilled segments of the on-demand labor industry. Management believes these sectors are highly fragmented and present opportunities for consolidation. Operating multiple locations within the framework of a single corporate infrastructure may improve efficiencies and economies of scale by offering common management, systems, procedures and capitalization.

Business

Our vision is to be the preferred partner of choice for staffing and employment solutions by placing the right people in the right jobs every time. With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and are currently pursuing a unified branding strategy for all of our stores. By acquiring stores formerly owned and operated by our franchisees we have transitioned our business model from franchisor to owner-operator of on-demand labor stores.

We desire to build a national network of on-demand labor stores under a unified corporate structure to achieve economic efficiencies. Within a corporate framework we can combine multiple accounts receivable, accounts payable, supplies purchasing and marketing activities into single departments, thereby improving efficiency and gaining economies of scale. As the size of our business grows and brand recognition builds, we also hope to attain additional efficiencies in advertising, printing, safety equipment, and facilities costs.

On-demand Labor Store Operations. We currently operate 81 on-demand labor stores serving thousands of customers and employing thousands of temporary employees. Our stores are located in 22 states, with approximately 66 stores located in urban industrial locations and 15 stores located in suburban areas with proximity to concentrated commercial and industrial areas. We are developing a standardized store operations model that will be used for future new store openings to be gradually refined and applied system wide. We are targeting new store openings in locations with attractive demographics and in areas where the demand for on-demand labor personnel is sufficient to justify the process. In general, we will focus on larger metropolitan areas that are able to support multiple locations as the initial growth targets. Multiple openings in metropolitan areas allow us to minimize opening costs and maximize customer exposure within a target metropolitan market. We prefer to locate our stores in reasonably close proximity to our workforce and public transportation.

The transactional volume we experience as an operator of on-demand labor stores is dramatically larger than we experienced as a franchisor. Therefore, in the months following the acquisition of the stores, we devoted a significant amount of time to assure that the stores are and remain seamlessly integrated into our corporate environment and culture. We developed a comprehensive and integrated set of software tools and information technology systems.

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. We are also currently building a sales team to help drive business to our stores. Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing the qualified personnel needed to meet our business, financial and growth objectives. Our human resources practices are designed to support the need for attracting, screening, hiring, training, supporting and retaining qualified personnel at all levels of our business.

In 2008, by implementing the strategy outlined below we intend to open 20 or more new stores and expect to end the year with at least 100 stores in operation.

Temporary Staff. Each store maintains an identified and pre-qualified pool of available temporary staff personnel who are familiar with our operations and can perform the jobs requested by our customers. We believe the pool is of sufficient size to meet customer requirements at our current level of operations. As our business grows, we will seek additional temporary workers through newspaper advertisements, printed flyers, store displays, and word of mouth. We locate our stores in places convenient to our temporary work force and, when available, on or near public transportation routes. To attract and retain qualified and competent workers, we have instituted or are in the process of instituting a number of temporary worker benefit programs. These include payment of a longevity bonus, a safety points awards program, availability of an employee paid health insurance program, customer ratings of temporary employees, and creation of an advantage team program. All of these programs are designed to keep our best workers by offering benefits not widely available in our industry, and to reward our temporary workers for providing excellent service to our customers.

Our Customers. Currently, we have approximately 1,700 customers operating in a wide range of industries. The top five industries we service are construction, manufacturing, transportation, warehousing and wholesale trades. Our customers tend to be small and medium sized businesses. Our ten largest customers accounted for approximately 8% of our revenue for the fifty-two weeks ended December 28, 2007.

Marketing Strategy. To accomplish our growth objectives, we intend to undertake the following activities during 2008:

•	Increase the level of direct selling activities at each existing store;

•	Implement direct mail campaigns, radio and billboard advertising, limited yellow-page advertising and word of mouth; and

•	Develop national accounts with large corporate customers.

In implementing our growth strategy, we will face several challenges, including meeting our rapidly growing requirement for working capital, managing credit risk and worker’s compensation insurance costs.

As a developer, owner and operator of on-demand labor stores, we require significant working capital because we typically pay our temporary personnel on the same day they perform the services, but bill our customers on a weekly or monthly basis. As a result, we must maintain sufficient working capital through borrowing arrangements or other sources, to enable us to continue paying our temporary workers until we invoice and collect from our customers.

The delay between payment of compensation to our temporary workers and collection of receivables from our customers requires that we manage the related credit risk. This entails screening of our potential customers. We maintain a database of pay rates and customer rates for most job categories. Therefore, when we enter a new customer into our system, we already have established temporary worker pay rates and customer billing rates for the job categories requested. The customer information is entered into our system and forwarded to the credit department at our corporate office for review of the workers’ compensation rate categories and approval of customer credit levels if the customer has requested credit in excess of the store limit. The credit department obtains credit reports and/or credit references on new customers and uses all available information to establish a credit limit. We also monitor our existing customer base to keep our credit risk within acceptable limits. Monitoring includes review of accounts receivable aging, payment history, customer communications, and feedback from our field staff. Currently, our average days outstanding on open invoices is approximately 36.9 days, and our bad debt experience for 2007 was approximately 0.5% of sales.

We are required to provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain a large deductible workers compensation insurance policy through American International Group, Inc. (“AIG”). The policy covers the premium year from May 13, 2007 through May 12, 2008. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of $250,000 on a “per occurrence” basis. This results in our being substantially self-insured.

Since the current policy inception, we have made payments to cover anticipated claims within our self-insured layer. As of March 20, 2007, we had approximately $3.8 million on deposit with AIG to cover our share of each loss up to $250,000. We believe that this amount will be adequate to meet any expected losses that may be incurred or become due and payable for injuries during the policy term.

For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions.

Workers’ compensation expense is recorded as a component of our cost of services. Workers’ compensation expense in 2007 was 6.5% of our revenue from services. At the end of 2007, we obtained an actuarial analysis of future workers compensation claims based on 19 months of actual claims history. The actuarial analysis resulted in a year end increase of our workers’ compensation expense totaling approximately $1,000,000. We do not believe that the 19 month period is sufficient to develop a clear indication of the liability we should expect on all claims incurred or to be incurred under our policies. Historically, we have estimated our workers compensation expense to be approximately 5.3% of revenue. Management believes that the actuarial analysis resulted in a very conservative amount for workers’ compensation expense that will moderate as additional historical loss and claims settlement information becomes available.

Safety Program. To protect our workforce and help control workers’ compensation insurance rates, we have implemented a company-wide safety program aimed at increasing awareness of safety issues. Safety training is accomplished through bulletin boards, newsletters, training meetings, videos, and employee manuals. Managers conduct unannounced job site visits to assure that customers utilizing our temporary staff are doing so in a safe environment. We also encourage our workers to report unsafe working conditions.

Seasonality

The short-term manual labor sector of the on-demand labor business is subject to seasonal fluctuation. Many of the jobs filled by our temporary staff are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer and then begins to taper off during the fall and through the winter. Seasonal fluctuations may be less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will impact financial performance from period to period.

Competition

The short-term manual labor sector of the on-demand labor industry is highly competitive with low barriers to entry. Many of the companies operating in this sector are small local or regional operators with five or fewer locations. Within their markets, these small local or regional firms compete with us for the available business. The primary competitive factors in our market segment include price, service and the ability to provide the requested workers when needed. Secondary factors include worker quality and performance standards, efficiency, ability to meet the business-to-business vendor requirements for national accounts, name recognition and established reputation. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small local and regional on-demand labor providers.

In addition, we face competition from a small number of larger, better capitalized operators. Our larger competitors include True Blue, Inc. (doing business as “Labor Ready”), Adecco, Kelly Services, Inc., Manpower, Inc., SOS Staffing Services, Inc., and Vedior, Inc. Labor Ready operates primarily in our markets. The other large competitors have divisions that operate in the light industrial or construction segments of our industry but are primarily focused more on skilled trades and professional placements. The presence of these larger competitors in our markets may provide significant pricing pressure and could impact our ability to price our on-demand labor services at profitable levels.

Our largest competitor in the short-term manual labor sector of the on-demand labor industry is Labor Ready with approximately 900 branch offices in all 50 of the United States, Puerto Rico, Canada and the United Kingdom. Labor Ready estimates the on-demand labor market at between $6 and $7 billion per annum giving Labor Ready a 19% to 22% market share. Our management team includes members who were instrumental in building Labor Ready. We currently hold approximately a 1% market share.

In addition to the large competitors listed above, we also face competition from smaller regional firms like Ablest, Inc. that are much like us in terms of size and market focus. As we attempt to grow, we will face increasing competition from regional and national firms that are already established in the areas we have targeted for expansion.

Government Regulation

We are subject to a number of government regulations, including those pertaining to wage and hours laws, equal opportunity, workplace safety, maintenance of workers’ compensation coverage for employees, and legal work authorization, and immigration laws. With national attention on immigration and related security issues, we anticipate increased regulatory impact on our operations. For example, Arizona recently adopted legislation requiring employers to check the legal status of every new hire using a system operated by the Department of Homeland Security, and penalizing employers that hire undocumented workers. Penalties include suspension or revocation of all business licenses held by the employer in Arizona necessary to the conduct of its business. These laws became effective January 1, 2008, and we have implemented procedures intended to bring our operations into compliance. If other states adopt similar laws, it could increase our operating costs and regulatory risks.

Trademarks and Trade Names; Intellectual Property

The Company has registered “Command”, “Command Center,” “Command Staffing”, “Command Labor”, “Apply Today, Daily Pay,” “A Different Kind of Labor Place” and “Labor Commander” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

We have in place software systems to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, accounts payable and payroll. Our software systems also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information, and we refine our systems and processes by focusing on what actually works in the real world. We take best practices information from our higher performing stores and propagate this information across all operating groups to produce consistent execution and improvements in company-wide performance averages.

Real Property

We own a beneficial interest in one parcel of real estate located in Yuma, Arizona, that houses one of our on-demand labor locations. We also assumed a mortgage on the Yuma property. The balance due on the mortgage is approximately $95,000. Our monthly payment is $1,485, with a remaining term of 80 months. The mortgage is secured by the real property, which is carried on our books at $149,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho, and have a three-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement. We pay $10,000 per month currently for use of the building.

We also lease the facilities of all of our store locations (except for the Yuma location). All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions and all current facilities are considered adequate for their intended uses.

Employees
We currently employ 40 full time personnel at our headquarters office in Post Falls, Idaho. The number of employees at the corporate headquarters is expected to increase as we to grow. We also employ approximately 230 full time and approximately 20 part-time personnel on our field operations staff located in the various on-demand labor stores, and area and regional operations centers. As we add more stores in 2008, this number is expected to grow. We also employed 50,000 temporary workers, primarily in short duration temporary positions, during 2007. As our business grows the number of temporary workers we employ will also grow.

Available Information

We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Our reports and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Room of the SEC at J100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports and other information regarding registrants that file electronically with the SEC. The address of the SEC’s Web site is http://www.sec.gov.

Our internet address is http://www.commandonline.com.

Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also adversely impair our business operations or effect the market price of our Common Stock. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our Common Stock.

Business Risks

We have a history of net losses, and we anticipate additional losses.  We incurred net losses in each fiscal year since our inception other than the fiscal year ended December 31, 2005. For the fiscal year ended December 29, 2006, we incurred a net loss of approximately $2.4 million and for the fiscal year ended December 28, 2007, we incurred a net loss of approximately $26 million (including an $18.3 million non-cash charge from impairment of goodwill). Our losses have resulted primarily from the costs of consolidation of the franchisees, time needed to change the culture of our former franchisees from independent operators to a centralized command and control structure, from the scale of our corporate infrastructure, and from the non-cash charge for impairment of goodwill. We have focused our efforts to date on building a support structure able to meet the needs of 100 or more stores. We currently operate 81 stores in 22 states and the revenue flow from our existing base of operations has not been sufficient to fully offset the corporate infrastructure costs. We may continue to incur additional operating losses through fiscal 2008 as we continue to expand our sales and marketing activities and open additional stores. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

Our historical financial information is of limited utility as a basis for your evaluation of our business. We were incorporated in December 2002, began operations in 2003, and operated as a franchisor until April, 2006, when we changed our business model to operator of on-demand labor stores. Our financial statements for periods prior to April 1, 2006, are not comparable to our financial statements for later periods. As a result, we have a limited operating history and limited financial results that you can use to evaluate our business and prospects. Although we have experienced significant growth in recent periods, the growth to date has not been profitable and we may not be able to sustain this growth. Because we have limited historical financial data upon which to base planned operating expenses and forecast operating results, we cannot be certain that our revenue will grow at rates that will allow us to achieve or maintain profitability on a quarterly or annual basis. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage Company with a limited operating history.

Changes in our business model and strategy may be difficult to manage. During 2006, we changed our business model from franchisor to on-demand labor store operator, acquired 57 on-demand labor stores and opened an additional 20 stores. This shift in focus and rapid growth required additional personnel, software capabilities, and infrastructure. We intend to continue to increase the number of stores we operate. If management is unable to successfully manage these significant changes, our business, financial condition and results of operations could be negatively impacted.

We have a limited operating history under our new business model. We have been operating under our new business model for less than two years. In light of our limited operating experience, we have not proven the essential elements of stabilized long-term operations and we cannot assure that we will be successful in achieving such operations. Moreover, we have not demonstrated that our business can be operated on a profitable basis. Until we establish and maintain profitable operations, we cannot assure you that we can make a profit on a long-term basis.

We will require significant additional working capital to implement our current and future business plans. We will require more working capital to fund customer accounts receivable to continue to expand our operations. We may require more capital in 2008 to open new stores, expand our sales force, and refine and improve the efficiency of our business systems and processes. In future years, we will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, or at all. If capital needed in the future is unavailable or delayed, our ability to respond to competition or changes in the marketplace or to exploit opportunities will be impaired. If we are unsuccessful in securing needed capital in the future, our business may be materially and adversely affected. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

If our goodwill is further impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. We have a substantial amount of goodwill resulting from our acquisitions, including the acquisitions of Harborview Software in 2005 and 57 on-demand labor stores in 2006. At least annually, we evaluate this goodwill for impairment based on the fair value of each reporting unit, as required by generally accepted accounting principles in the United States (GAAP). This estimated fair value could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company. These changes could result in an impairment that could require a material non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively impact the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations. In the fifty-two weeks ended December 28, 2007, we took an $18.3 million non-cash charge for impairment of goodwill.

We are operating under a waiver of certain financial covenants. We have obtained a credit facility that is collateralized by eligible accounts receivable, which are generally defined to include accounts that are not more than sixty days past due. Under this facility, our lender will advance 85% of amounts invoiced for eligible receivables. This credit facility contains strict financial covenants, which include, among other things, the following requirements: (i) that we maintain a working capital ratio of 1:1; (ii) that we maintain positive cash flow; (iii) that we maintain a tangible net worth of $3,500,000; and (iv) that we achieve operating results within a range of projected earnings before interest, taxes, depreciation and amortization (the EBITDA covenant). As of December 28, 2007 we were not in compliance with the EBITDA covenant. On March 25, 2008, our lender waived compliance with the EBITDA covenant until the next measurement date for compliance which will be march 28, 2008. The balance due to our lender at December 28, 2007, was $4,686,156. In connection with this credit facility, our lender has a lien on all of our assets. We cannot assure you that our lender will consent to future waivers or continue to finance our activities if we cannot satisfy these covenants in the future. If we do not comply with the covenants and the lender does not waive them, we will be in default of our credit facility, which could subject us to termination of our credit facility. We are not in a position to operate without a source of accounts receivable financing. In such circumstances, we could be required to seek other or additional sources of capital to satisfy our liquidity needs. We cannot assure that other sources of financing would be available at all or on terms that we consider to be commercially reasonable.

The rapid addition of Company owned stores could overwhelm our corporate infrastructure.  Our growth plans are subject to numerous and substantial risks. We currently operate 81 on-demand labor stores and plan to acquire or open 20 or more new locations in 2008. If management is unable to implement internal controls and monitoring methods adequate for 100 or more on-demand labor stores, our results of operations could suffer. Our failure to manage growth effectively could have a material adverse effect on our operating results and financial condition and on our ability to execute our expansion plans.

Loss of key personnel could negatively impact our business. Our success depends to a significant extent upon the continued services of Glenn A. Welstad, President, Chief Executive Officer, and Director, and other members of the Company’s executive management, including Brad Herr - Chief Financial Officer, Tom Gilbert - Chief Operating Officer, Todd Welstad - Chief Information Officer, and Ron Junck - General Counsel. Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel including store managers, area vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our inability to attract, develop and retain qualified store managers may negatively impact our business. We rely significantly on the performance and productivity of our store managers. Each store manager has primary responsibility for managing the operations of the individual on-demand labor store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition, each store manager has responsibility for customer service. The available pool of qualified candidates for positions with new on-demand labor stores is limited. To combat a typically high turnover rate for store managers in the on-demand labor industry, we are developing training and compensation plans directed at employee retention. There can be no assurance that our training and compensation plans will reduce turnover in this position.

Our inability to attract, develop and retain qualified business development specialists will negatively impact our business. In 2008, we will be relying on our branch managers and our staff of business development specialists to help drive new business to our growing number of stores. The available pool of qualified candidates for these sales positions is limited. If our sales efforts are not successful, our operating results will suffer.

Increased employee costs and workers’ compensation expenses could adversely impact our operations.  We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements, and workers’ compensation and employment insurance. Costs and expenses related to these requirements are one of our largest operating expenses and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. Furthermore, workers’ compensation expenses and the related liability accrual are based on our actual claims experience. We maintain a ‘large deductible’ workers’ compensation insurance policy with deductible limits of $250,000 per occurrence. As a result, we are substantially self insured. Our management training and safety programs attempt to minimize workers’ compensation claims but significant claims could require payment of substantial benefits. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

If we do not manage our workers’ compensation claims history well, high experience ratings and increased premiums could negatively impact operating results. We maintain workers’ compensation insurance as required by state laws. We are required to pay premiums or contributions based on our business classification, specific job classifications, and actual workers’ compensation claims experience over time. In those states where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds. In all other states we provide coverage through a private insurance Company licensed to do business in those states. In either case, we do not control insurance rates, and we cannot assure that our premiums will not increase substantially.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies. The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of on-demand labor companies are local operations with fewer than five stores. Within local or regional markets, these companies actively compete with us for customers and temporary personnel. There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense, and pricing pressure is increasing. We expect that the level of competition will remain high and increase in the future. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our business, financial condition, and results of operations. There also is a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

We may not be able to increase customer pricing to offset increased costs, and may lose volume as a result of price increases we are able to implement. We expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs and cost increases due to inflation and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, which would have a negative impact on our operating margins. Even if we are able to increase costs as desired, we may lose volume to competitors willing to service customers at a lower price.

Failure to adequately back-up, store and protect electronic information systems could negatively impact future operations. Our business depends on our ability to store, retrieve, process, and manage significant amounts of information. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of our information processing systems or other events could have a material adverse effect on our reputation as well as our business, financial condition, and results of operations. Breakdowns of information systems may be caused by telecommunications failures, data conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power disruptions, and other similar occurrences which may be beyond our control. Our failure to establish adequate internal controls and disaster recovery plans could negatively impact operations.

We may be held responsible for the actions of our customers as well as for the actions of our temporary personnel. Because we employ and place people in our customers’ workplaces, we are at risk for actions taken by customers with respect to temporary personnel (such as claims of discrimination and harassment, violations of occupational, health and safety, or wage and hour laws and regulations), and for actions taken by temporary personnel (such as claims relating to immigration status, misappropriation of funds or property, violation of environmental laws, or criminal activity). Significant instances of these types of issues will impact customer perception of our Company and may have a negative effect on our results of operations. The risk is heightened because we do not have control over our customers’ workplace or direct supervision of our temporary personnel. If we are found liable for the actions or omissions of our temporary personnel or our customers, and adequate insurance coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

We may face potential undisclosed liabilities associated with acquisitions. Although we investigate companies that we acquire, we may fail or be unable to discover liabilities that arose prior to our acquisition of the business for which we may be responsible. Such undisclosed liabilities may include, among other things, uninsured workers’ compensation costs, uninsured liabilities relating to the employment of temporary personnel and/or acts, errors or omissions of temporary personnel (including liabilities arising from non-compliance with environmental laws), unpaid payroll tax liabilities, and other liabilities. If we encounter any such undiscovered liabilities, they could negatively impact our operating results.

We may face claims for payroll taxes incurred by the franchisees for franchisee operations prior to the dates that we acquired the franchisee assets. Under theories of successor liability, we may be liable for a portion of the payroll tax liabilities incurred by franchisees prior to the dates when we acquired the franchisee operating assets. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. We have obtained indemnification from the responsible parties, including Glenn Welstad, our President, and have secured indemnification with the pledge of our stock. In the event the responsible parties do not meet their obligations for the delinquent taxes and we are found to be liable as a successor, we may become obligated to pay the balances due and then pursue reimbursement from the responsible parties. If claims for successor liability are made, payment of such amounts may impact our available cash reserves, if any, and could negatively impact our current and future operations, growth plans, and ability to meet our other obligations as they become due. Liability for delinquent payroll tax obligations may also constitute a default under our accounts receivable lending agreement with our lender. The responsible parties may be relying on the value of their shares of Command Center, Inc. Common Stock to pay these liabilities. Their indemnification is also secured with a pledge of our securities. Our stock is thinly traded on the Over the Counter Bulletin Board market. Selling pressure in an attempt to meet these obligations by the responsible parties could negatively impact the price of the shares.

Economic slowdowns and other factors beyond our control could reduce demand for temporary personnel which could result in lower revenues. Demand for our services is significantly affected by the general level of economic activity and unemployment in the United States. As economic activity slows, many companies reduce their use of temporary employees before laying off regular employees. Use of temporary employees also is affected by other factors beyond our control that may increase the cost of temporary personnel, such as increases in mandated levels of benefits and wages payable to temporary employees. These economic and other factors could reduce demand for our services and lead to lower revenues.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. We operate seven on-demand labor stores in Arizona. A new Arizona law requires that employers check the legal status of every new hire using a system operated by the Department of Homeland Security, and penalizes employers that hire undocumented workers. Penalties include suspension or revocation of all business licenses held by the employer in Arizona necessary to the conduct of its business. These laws became operative January 1, 2008. Prior to the effective date, we implemented procedures intended to bring our operations into compliance. We have little practical experience with the system and although we believe we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected. If other states adopt similar laws, it could increase our operating costs and materially impact our operating results.

We are exposed to substantial credit risk due to the delay between the time we pay our temporary workers and the time we collect our receivables from our customers. Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis. This requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

If we are unable to find a reliable pool of temporary personnel, we may be unable to meet customer demand and our business may be adversely affected. All on-demand labor companies must continually attract reliable temporary workers to meet customer needs. We compete for such workers with other temporary labor businesses, as well as actual and potential customers, some of which seek to fill positions directly with either regular or temporary employees. In addition, our temporary workers sometimes become regular employees of our customers. From time to time, during peak periods, we experience shortages of available temporary workers. Unavailability of reliable temporary workers will have a negative impact on our results of operations.

Seasonal fluctuations in demand for the services of our temporary workers in certain markets will adversely affect our revenue and financial performance in the fall and winter months. Revenues generated from stores in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating stores in highly seasonal markets involves higher risks. We intend to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely impacted by low returns on investment in certain highly seasonal markets.

Our directors, officers and current principal shareholders own a large percentage of our Common Stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our Common Stock collectively will beneficially own, in the aggregate, approximately 48.9% of our outstanding Common Stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

We depend on the construction industry for a significant portion of our business and reduced demand from this industry would reduce our profitability. We derive a significant percentage of our revenues from placement of temporary personnel in construction and other industrial segments. These industries are cyclical, and construction in particular is subject to current recessionary concerns. Downturns in demand from the building and construction industry, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our services to customers in any of these industries, would reduce our profitability and cash flows.

We likely will be a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We anticipate that, based upon our business plan, disputes will arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or require arbitration to resolve, which could divert the attention of our management team and could result in costly or unfavorable outcomes for our Company. Any such litigation could result in substantial expense, and could reduce our profits, and could harm our reputation. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations. See “Legal Proceedings” at page 13.

Risks Related to Our Securities

Your investment may be substantially diluted and the market price of our Common Stock may be affected if we issue additional shares of our capital stock. We are authorized to issue up to 100,000,000 shares of Common Stock and up to 5,000,000 shares of blank check preferred stock. We may in the future sell additional shares of our Common Stock or preferred stock or other equity securities to raise additional capital. We may also issue securities to employees under stock option or similar plans that we intend to implement. When we issue or sell additional shares or equity securities, the relative equity ownership of our existing investors will be diluted and our new investors could obtain terms more favorable than previous investors.

If we do not comply with our agreements with the selling shareholders, we may be subject to significant penalties and other costs. Under the Stock Purchase and Registration Rights Agreements dated November 30, 2007 and December 27, 2007, respectively, between the Company and the selling shareholders, we are obligated to register the stock the selling shareholders purchased for sale on a delayed or continuous basis and to maintain that listing for a period of two years, or until all of the Common Stock they purchased has been publicly sold by the selling shareholders.

Our Common Stock is thinly traded and subject to significant price fluctuations.  Our Common Stock is traded on the OTC Bulletin Board. The price of our Common Stock has fluctuated substantially in recent periods, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, introduction or changes in pricing policies by us or our competitors, changes in market demand, or changes in sales growth or earnings estimates by us or analysts could cause the market price of our Common Stock to fluctuate substantially. These price fluctuations may impact our ability to raise capital through the public equity markets which could have a material adverse effect on our business, financial condition, and results of operations. Limited trading volume also affects liquidity for shareholders holding our shares and may impact their ability to sell their shares or the price at which such sales may be made in the future.

We are not likely to pay dividends for the foreseeable future. We have never paid dividends on our Common Stock. We anticipate that for the foreseeable future, we will continue to retain our earnings for the operation and expansion of our business, and that we will not pay dividends on our Common Stock in the foreseeable future.

The market price for our Common Stock may be affected by significant selling pressure from current shareholders, including the selling shareholders. Sales of substantial amounts of shares of Common Stock in the public market could have a material adverse impact on the market price of our Common Stock. We have outstanding 35,725,050 shares of Common Stock, as of March 20, 2008, of which 14,108,310 shares (including 10,296,885 shares which were registered on Form S-1) are in the “public float”. Approximately 6,700,000 additional shares are registered for sale upon exercise of the warrants and approximately 6,000,000 shares may currently be sold under Rule 144 resale provisions. Sales of the shares of Common Stock eligible for sale to the public pursuant to the current registration statement or under the provisions of Rule 144 may depress the market price of our stock as such sales occur. Pursuant to Rule 144 adopted under the Securities Act of 1933, as amended, restricted securities held by non-affiliates generally may be resold after satisfying a one-year holding period and satisfying certain volume limitations. Even with the volume limitations, if shareholders holding these restricted securities choose to sell after satisfying the one-year holding period, the price of our Common Stock could be negatively affected.

Failure to comply with the provisions of Sarbanes-Oxley Legislation could have a material adverse impact on our results of operations and financial condition. Legislation commonly referred to as the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires public companies to develop internal control policies and procedures and to undergo an audit of those internal control policies and procedures on an annual basis. This legislation is relatively new and the United Sates Securities and Exchange Commission (the “Commission”) is still developing rules and guidance for public companies concerning the manner in which compliance with Sarbanes-Oxley will be determined. We currently are a small business and do not meet the accelerated filer requirements of Sarbanes-Oxley. Recently, the Commission extended the date for compliance with the internal control audit requirements of Sarbanes-Oxley for small businesses not meeting the accelerated filer requirements, and as a result, we do not expect that we will be required to undergo an audit of internal controls until our fiscal year ending 2009. We anticipate that we will continue to prepare our internal control compliance manual and will undertake a preliminary review and assessment of internal controls in 2008 for our fiscal year ended December 28, 2007. No assurances can be given that this extension of time will continue or that we will not cease to be a small business or will not become an accelerated filer prior to 2009. If we become subject to the internal control audit requirement before we are in a position to comply, the effect on our operations and financial condition could be significant.

We have made various assumptions regarding our future performance that may not prove to be accurate. We have made certain assumptions about future events that we believe to be reasonable; however, these assumptions relate to future economic, competitive and market conditions, and other events that are impossible to predict. For example, we have assumed that we will be able to : (i) obtain and maintain customer acceptance of our services, (ii) stabilize, refine and improve the efficiency of our operations and business processes; (iii) develop and maintain an effective sales network, (iv) expand our network of stores and effectively penetrate, establish and stabilize operations in new markets, (v) increase demand for our services and correspondingly grow revenue, (vi) establish a reputation for cost-effective, quality and efficient service and brand recognition on a national basis, (vii) maintain pricing and profit margins, and (viii) secure required capital to execute our plans and grow the Company. These assumptions are in turn based on assumptions relating to overall economic conditions, including that: (a) economic conditions (including financial, credit, monetary and labor markets) will remain relatively stable, (b) demand for unskilled and semi-skilled temporary workers will continue in accordance with historic trends, and (c)  there will be no material adverse changes in governmental regulations, policies and administrative practices (including immigration, employee wage and benefits laws, etc.) affecting our business. Because they relate to future events, assumptions are inherently subject to uncertainty. Our ability to implement our business plan would suffer materially if any of our assumptions proves inaccurate.

Item 2.  Description of Property.

We own a beneficial interest in one parcel of real estate located in Yuma, Arizona, that houses one of our on-demand labor locations. We also assumed a mortgage on the Yuma property. The balance due on the mortgage is approximately $95,000. Our monthly payment is $1,485, with a remaining term of 80 months. The mortgage is secured by the real property, which is carried on our books at $149,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho, and have a three-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement. We pay $10,000 per month currently for use of the building.

We also lease the facilities of all of our store locations (except for the Yuma location). All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions and all current facilities are considered adequate for their intended uses.

 Item 3. Legal Proceedings.

As previously reported, ProTrades Connection, Inc. filed suit against the Company and certain other defendants in the Superior Court for the State of California, Santa Clara County, on December 31, 2005. In September, 2007, the Court granted our motion for summary judgment dismissing all claims against the Company the other remaining defendants. ProTrades appealed the dismissal but on February 29, 2008, ProTrades dropped its appeal and the matter is now concluded.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for vote in the fiscal quarter ended December 28, 2007. The annual shareholders meeting has been tentatively scheduled for the second quarter of 2008.

FORM 10-KSB
PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock, par value $0.001 per share (“Common Stock”), trades in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol “CCNI”. The following table sets out the range of high and low bid prices for the Common Stock for the periods presented.
	Bid Information*
Quarter Ended	High	Low
March 31, 2006	$8.50	$6.90
June 30, 2006	$7.50	$2.50
September 29, 2006	$5.00	$3.50
December 29, 2006	$6.25	$4.20
March 30 , 2007	$4.80	$3.00
June 29, 2007	$3.50	$1.30
September 28, 2007	$2.35	$1.01
December 28, 2007	$2.25	$1.15

The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

Holders of the Corporation’s Capital Stock

At December 28, 2007, we had 198 stockholders of record.

Dividends

No cash dividends have been declared on our Common Stock to date and we do not anticipate paying a cash dividend on our Common Stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

In the year ended December 28, 2007, we issued shares for several different purposes as described below. All of the above sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions. In each instance, the investors acquired the securities for investment purposes only and not with a view to resale. The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

•
260,000 shares in an acquisition of the assets of three on-demand labor stores. Aggregate value of the shares issued was $988,800. We assumed operating control of the three on-demand labor stores on January 1, 2007, closed the asset acquisition agreement and issued 200,000 shares of Common Stock on February 19, 2007. An additional 60 contingent shares were issued in December 2007 to complete the transaction. The shares were issued to Anytime Labor LLC, the former operator of the acquired assets.

•
70,965 shares as interest on our financing obligation for our headquarters office building. Aggregate value of the shares issued was $120,000. The shares were issued at various times during the year to John Coghlan, a former director and significant shareholder and the owner of the our headquarters office building.

•
164,951 shares for services. The shares were issued at various times during the year at various prices with an aggregate value of $521,500. Recipients of these shares include a vendor and several former employees of the Company.

•
413,721 shares for note conversion in July, August and October, 2007. Aggregate value of the shares issued was $620,582. These shares were issued to former franchisees in settlement of obligations that arose when the Company acquired the on-demand labor stores from the former franchisees. Many of the recipients are or were officers or directors of the Company.

•
466,666 shares issued on conversion of short-term notes to two affiliates for an aggregate of $700,000. $500,000 of this amount was converted by John Coghlan, a former director and significant shareholder, and $200,000 was converted by Glenn Welstad, our CEO in June 2007.

•
1,700,000 shares issued on conversion of short term notes to third parties for an aggregate of $1,700,000. The short-term notes included warrants and one included a conversion feature which resulted in note discounts aggregating $572,000 which were fully amortized to interest expense in the current year. The note were converted in the private equity financing which closed on November 30, 2007. $1,200,000 was converted by an independent private investor and $500,000 was converted by our investment banker.

•	550,000 shares in settlement of a new store surcharge obligation in November, 2007. Aggregate value of the shares issued was $825,000. These shares were issued to Glenn Welstad, our CEO and Director.

•	10,000 shares issued for cash in private equity offerings for $30,000. These shares were sold to a former officer of the Company.

•
8,596,885 shares in a private equity offering which closed on November 30, 2007 and December 27, 2007. The Company raised an aggregate of $8,596,885 (10,296,885 when counting the $1,700,000 note conversion s described above) of which $1,878,000 was receivable on binding commitments at year end. The full amount of subscriptions receivable was received by February 20, 2008. Amounts committed and owing at year end that were fully collected prior to issuance of these financial statements have been classified as “Notes and subscriptions receivable” at year end. Offering proceeds included $593,885 in offering commissions due our investment banker that were taken in units in the offering. Each Unit in the Offering consisted of one share of Common Stock and a warrant to purchase an additional one-half share of common stock. The Warrants are exercisable for five years beginning six months after the respective closing dates at an exercise price of $1.25 per share. The offering was purchased by a group of institutional investors and a number of independent private investors.

Registration Statement

On February 8, 2008, the United States Securities and Exchange Commission declared our registration statement on Form S-1 effective. The file number is 000-53088. The registration statement relates to the resale by certain selling security holder offering of up to 10,296,885 shares of Common Stock and an additional 6,312,803 shares of Common Stock underlying Warrants exercisable at $1.25 per share. The Company will not receive any of the proceeds from the sales of such Common Stock. We will receive proceeds if the some or all of the Warrants are exercised unless some or all of the Warrants are exercised on a cashless basis.

Item 6. Management’s Discussion and Analysis.

Command Center is a provider of temporary employees to the light industrial, construction, warehousing, transportation and material handling industries. We provide unskilled and semi-skilled workers to our customers. Generally, we pay our workers the same day they perform the job. In 2005 and 2006, we underwent a series of evolutionary changes to convert our business from financial services to franchisor of on-demand labor stores to operator of on-demand labor stores. We accomplished these changes by rolling up a franchise and software Company into the predecessor public shell corporation and then acquiring all of our franchisees for stock. We completed the rollup transactions in the second quarter of 2006.

Our vision is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right jobs every time. With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and are currently pursuing a unified branding strategy for all of our stores.

On-demand Labor Store Operations. We currently operate 81 on-demand labor stores serving thousands of customers and employing tens of thousands of temporary employees. In the months following the roll-up we focused on continuity of operations, reporting, and record keeping. Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture. In 2008 we will focus our efforts toward strong organic growth from our existing stores and additional growth from opening of approximately 20 new stores.

We will continue to work for organic growth to increase our per-store revenue and profitability through directed selling activities and system-wide initiatives to improve the efficiency of our business processes. We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. We have established a national sales team to drive business to our stores. Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing the qualified personnel needed to meet our business, financial and growth objectives. Our human resources practices are designed to support the need for attracting, screening, hiring, training, supporting and retaining qualified personnel at all levels of our business.

During the fifty-two weeks ended December 28, 2007, we made additional changes in our business model and strategy. We began the year with a newly established sales force and the expectation that the sales force would drive increasing revenue to our existing stores. As we progressed through the year, we reorganized the management team to provide the direction and supervision needed for success. We have consolidated field supervision in the corporate office and we continue to adjust the management structure to increase activity levels, improve margins and generate new customers. We have also reorganized our sales force to tighten control and accountability for results.

As described below, the changes to our business in 2007 came at a significant cost. Looking forward to 2008, we expect that our 2007 investments in infrastructure and personnel will result in strong momentum and building sales over the year.

During the 52 weeks ended December 29, 2006, we made significant changes in our business model and strategy. We began the year as a franchise company with our primary source of revenue derived from franchise and licensing fees. We ended the year having acquired the operations of all of our franchisees and deriving all of our revenues from on-demand labor store operations. In the course of this change, we added significant personnel and infrastructure to support the increased transaction load. We also incurred significant professional fees and other non-recurring costs to complete the roll-up of the franchisee operations.

As a result of the change in character of the business at the end of the first quarter of 2006, our operating results for 2007 are not comparable to the results of operations in 2006.

Results of Operations

52 Weeks Ended December 28, 2007

Aggregate loss analysis. In the fifty-two weeks ended December 28, 2007, we reported an aggregate loss of $26,036,601, including a loss of $18,300,000 from impairment of goodwill. An analysis of the factors that contributed to the 2007 loss is provided below.

Non-cash Factors.

•
Impairment of goodwill. Accounting rules require that we reduce the carrying value of goodwill on our balance sheet. We completed our annual impairment test on goodwill in March of 2008 for the fifty-two week period ended December 28, 2007. We used a combination of market multiple, comparable transaction and discounted cash flow methods to determine whether the carrying value of our goodwill was impaired at year end. The Company has a single reporting unit consisting of its on-demand labor stores and the analysis was conducted for the Company as a whole.

The recently completed private equity financing that closed on November 30, 2007 and December 27, 2007 provided an arms length valuation on which substantial emphasis was placed in the impairment assessment. The analysis resulted in an estimated impairment of goodwill totaling $18,300,000 in the fifty-two week period ended December 28, 2007 based on the price of the Units sold in the offering and the relative values of the Common Stock and Warrants that comprised the Units. The Company is recently reorganized (May 2006) as an operator of on-demand labor stores and has not yet reached consistent profitability.

The impairment charges resulted primarily from a decline in the estimated fair value of the assets we acquired from our franchisees. Estimated fair value of the assets was impacted by lower than expected operating performance of the on-demand labor stores in 2007.

The results of our impairment test for the fiscal year ended December 28, 2007, are reflected in a non-cash impairment charge of $18.3 million.

A similar assessment of goodwill was conducted during the first quarter 2007 for the fifty-two week period ended December 29, 2006. No impairment charge was found to exist at that time and no impairment charges were recorded on the books of the Company for the 2006 fiscal year.

•
Interest expense relating to note discounts for warrants. During 2007, we borrowed $2,500,000 on two short-term notes that called for issuance of warrants to the note holders. We valued the warrants collectively at $380,000 and treated the warrant values as discounts on the notes. The discounts were amortized over the life of the notes. Both notes were repaid or converted to Common Stock prior to year end and the full amounts of the note discounts were reported as interest expense in 2007. $1,700,000 was converted to Common Stock on November 30, 2007 and $800,000 plus accrued interest was repaid in December, 2007.

•
Interest expense relating to note discount for conversion feature. During 2007, we borrowed $500,000 on a short-term convertible note. We completed an equity funding on November 30, 2007 and the note was converted to Common Stock on that date. We recognized $192,000 in interest expense upon conversion of the note.

Settlement of new store surcharge agreement. During 2007, we settled our obligations to pay Glenn Welstad a new store surcharge fee of $5,000 per store on all new stores opened prior to the end of 2010. We issued 550,000 shares of Common Stock valued at $825,000 to Mr. Welstad in full and final payment of the new store surcharge obligation.

•
Consulting fees for sales training services. In early 2007, we retained the services of a sales training consultant to work with our national sales force at a cost of approximately $400,000 for a twelve month program. Cost of the sales training program was paid in 98,591 restricted stock. This was a one time expense incurred in conjunction with our efforts to establish a national sales force.

Cash Factors

•
Interest expense on short-term borrowings. We borrowed $2,000,000 on a short term note at a high interest rate during 2007. We paid approximately $350,000 as interest expense on the note (exclusive of additional interest expense from amortization of note discounts for warrants). This note bore interest at the rate of 18% for three months and at the rate of 24% for five additional months. This short-term borrowing was needed to maintain a nominal level of liquidity while working through the cash flow difficulties created by our efforts to establish a national sales force.

•
Litigation expenses relating to Pro-Trades action. In 2006 and 2007, we were defendants in an action filed by ProTrades Connection, Inc. We ultimately prevailed on the action in early 2008. Defense of the action, however, required that we expend significant sums on attorney fees and costs during 2007. We estimate that approximately $400,000 in professional fees and costs were paid in 2007 in defense of this action.

•
Professional fees relating to restatements. Late in 2006 and early 2007, we determined that there were material errors in the financial statements included in our Form 10-KSB for the year ended December 31, 2005 and for the Quarters ended March 30, 2006, June 29, 2006, and September 29, 2006. We estimate that between $50,000 and $100,000 of additional professional fees were incurred as a result of the restatements. Additional internal costs were incurred to resolve the accounting deficiencies, but these internal costs are not separately identified.

•
Expenses associated with establishment of a national sales force. At the end of 2006 and carrying over into 2007, we hired and equipped approximately ninety sales people in an effort to rapidly ramp up our revenue growth. In retrospect, the costs of personnel and related expenses outpaced the revenue that the new sales force was able to generate. The resulting drain on available cash flows impacted our planned new store openings and created other cash flow difficulties. As a result, we downsized the sales force and reverted to a selling branch manager model for our sales efforts in the last six months of the year. We estimate that the sunk cost of the national sales force effort amounted to approximately $1,200,000 in 2007.

•
Field bonuses. During 2007, we paid bonuses to our field operations staff under a formula calculated as a percentage of gross margin dollars generated. Early in 2008, we revised the bonus program to reward performance and promote better alignment with corporate goals and objectives. Approximately $1,000,000 of the 2007 loss is attributed to bonuses that would not be payable under the new program at comparable performance levels. Under the new program, as performance improves, the bonus payouts will increase.

•
Liabilities for prospective workers’ compensation claims. Our actuarial analysis of future workers compensation claims required that we increase the liability for expected future claims at year end. This analysis is based on only 19 months of actual claims history and is not sufficient to develop a clear indication of the liability we should expect on all claims incurred or to be incurred under our policies. The increase in liabilities resulted in a significant increase in our workers’ compensation expense for 2007. Historically, we have estimated our workers compensation expense to be approximately 5.3% of revenue. As a result of the limited historical information, we have increased our workers compensation expense to 6.5% for the year. This increase equates to approximately $1,000,000 in added workers compensation expense. Management believes that this is a very conservative approach to workers compensation expense that will moderate as additional historical loss and claims settlement information becomes available.

2007 comparison to 2006. The following table provides results of operations in dollars and percentages for the fifty-two week periods ended December 28, 2007 and December 29, 2006. The fifty-two week period ended December 28, 2007 is not comparable to the fifty-two week period ended December 29, 2006. We operated as a franchisor in the first quarter of 2006 and did not undertake active on-demand labor store operations until April 1, 2006. The on-demand labor store operations model generates significantly more revenue and expense than the franchisor business model.
	Fifty-two Weeks Ended
	December 28, 2007		December 29, 2006		% Change
Revenue	$98,724,183		$71,271,626		39%
Cost of staffing services	72,174,994	73.1%	51,054,838	71.6%	41%
Gross profit	26,549,189	26.9%	20,216,788	28.4%	31%
Selling, general and administrative services	31,367,846	31.8%	21,683,798	30.4%	45%
Depreciation and amortization	854,056	0.9%	336,516	0.5%	154%
Interest expense and other (income) expense	2,063,888	2.1%	615,622	0.9%	235%
Loss from impairment of goodwill	18,300,000	18.5%	-	n.a.	n.a.
Net loss	$(26,036,601)	-26.4%	$(2,419,148)	-3.4%	976%

Revenues. Revenues increased to $98,724,183 for the fifty-two weeks ended December 28, 2007 compared to $71,271,626 for the fifty-two weeks ended December 29, 2006. In 2007, we operated as a on-demand labor store business for all fifty-two weeks, compared to only thirty-nine weeks in 2006.

Cost of Staffing Services. As a percentage of revenue, cost of staffing services increased to 73.1% in the fifty-two weeks ended December 28, 2007 compared to 71.6% for the fifty-two weeks ended December 29, 2006. As noted, the Company generated revenue from franchise operations in the first quarter of 2006 and franchise revenues did not include a cost of services component. This had the effect of decreasing cost of staffing services as a percentage of revenue. For the fifty-two weeks ended December 28, 2007, the Company’s cost of services was above expectations, partially as a result of higher than expected workers’ compensation costs. During 2007, we calculated our expected future losses from workers’ compensation claims and booked the amount reflected in our actuarial analysis. Quarter over quarter in 2007, the amount of our expected future losses from workers’ compensation claims fluctuated significantly. As a result, workers’ compensation expense as a percentage of sales also fluctuated and at the end of the year totaled approximately 6.5% of revenue. We believe that the quarter over quarter fluctuations in workers’ compensation expense are caused by insufficient history on which to base the calculations. We obtained our workers’ compensation insurance in May, 2006 and the year end calculations were based on less than two years operations. We continue to focus attention on our workers’ compensation loss experience. We have adopted a safety points program that rewards safe work habits and have seen a reduction in the number of reported injuries month over month since the program was initiated. We expect our workers’ compensation costs to moderate in the coming periods as we gain additional historical information on which to base our actuarial calculations and as our safety focus and safety programs heighten employee awareness of safe work habits.

Margins. Gross margins for 2007 were 27%. We expected to generate margins between 28% and 29% in 2007 and are targeting margins of 30% in 2008. Margins in 2007 were significantly impacted by the level of workers’ compensation expense set out above. We expect to see improvement in our workers’ compensation costs in 2008 and will see an improvement in our margins to the extent that this expectation is realized.

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses increased to 31.8% in the fifty-two weeks ended December 28, 2007 compared to 30.4% in the fifty-two weeks ended December 29, 2006. During the first quarter of 2006, the Company operated as a franchisor. The cost structure for selling, general and administrative expenses of a franchisor is lower than for an operating on-demand labor business. The first quarter 2006 difference in cost structure reduced selling, general and administrative expenses for the fifty-two weeks ended September 29, 2006 when compared to 2007. In 2007, we issued 550,000 shares of Common Stock as settlement of our obligations to Glenn Welstad on a new store surcharge fee with an estimated value of $825.000 or approximately .8% of sales. Other one time or non-recurring expenses detailed above are also included in 2007 SG&A. We expect to see improvement in SG&A expenses as a percentage of revenue in 2008.

Depreciation and Amortization Expenses. Depreciation and amortization expenses increased in the fifty-two weeks ended December 28, 2007 to 0.9% of revenue compared to 0.5% of revenue for the fifty-two weeks ended December 29, 2006. This increase is the result of acquisition of additional assets and customer lists between periods.

Interest Expense. Interest expense increased to 2.1% of revenue in the fifty-two weeks ended December 28, 2007, compared to 0.9% of revenue in the comparable period in 2006. The increase is a result of additional borrowing, primarily in the form of short-term high interest loans in 2007. One of the short-term notes was convertible into Common Stock and both short-term notes included warrants. The conversion feature and the warrants were treated as note discounts and amortized to interest expense over the life of the loans. We incurred a total of $572,000 in non-cash interest expense as a result of the amortization of the note discounts. We also incurred $100,000 in non-cash interest expense from amortization of debt issuance costs. We expect that interest expense as a percentage of revenue will decline in 2008 as our need for short-term high interest borrowing declines.

Impairment of Goodwill. Our net loss in 2007 includes $18,300,000 from impairment of goodwill. The basis for the impairment is provided above. We will assess goodwill at the end of 2008 to determine if any additional impairment has occurred at that time. We expect that we will continue to use market multiple, comparable transaction and discounted cash flow methods to evaluate future impairments of goodwill. Such methods require that management make a number of assumptions and estimates and the results are dependent on both historical operations and forecast operations in the future.

Net Loss. Our net loss increased to $26,036,601 (26% of revenue) in the fifty-two weeks ended December 28, 2007 compared to $2,419,148 (3.4% of revenue) in the fifty-two weeks ended December 29, 2006. The increase in our net loss as a percentage of sales was driven by the impairment of goodwill and other non-cash items, increases in workers compensation costs, selling general and administrative costs, depreciation and interest. Excluding impairment of goodwill, our net loss was $7,736,601 or 7.8% of revenue. As noted above, one-time or non-recurring expenses contributed significantly to the loss in 2007. We expect that operating results in 2008 will improve as we eliminate or minimize the impact from one time and non-recurring expenses, and as we focus on margins, cost controls and company wide performance.

52 Weeks Ended December 29, 2006

Revenues. Revenues were $71,271,626 in the 52 weeks ended December 29, 2006. Revenues included $70,622,505 from the provision of on-demand labor services, $535,745 from franchise revenues, and $113,376 from other income. First quarter revenues of $421,478 were derived almost entirely from franchise fees. On April 1, 2006, we began operating on-demand labor stores and in the remainder of the year we generated $70,850,148 in revenues, almost all of which came from providing staffing services. We discontinued our franchise operations in 2006 and will derive future revenues solely from on-demand labor store operations.

At December 29, 2006, we operated 77 on-demand labor stores located in 22 states. Pro forma information reflecting the revenues and earnings of the acquired franchisee operations as if acquired on January 1, 2005 are presented in Footnote 3 to the Financial Statements included in Item 7, Part II of this Form 10-KSB. Our on-demand labor store operations were new in 2006 and we were not able to provide meaningful comparative information on a store level basis with store operations from prior periods. Information available on individual stores operated as franchisees prior to the acquisitions were reported as stand alone businesses and are not indicative of the results of those same stores operated under our new model as company owned stores.

Cost of Services. Total cost of services in the 52 weeks ended December 29, 2006 amounted to $51,054,838 or 71.6% of revenue from services. Cost of services is comprised of the costs of providing temporary personnel, including wages, payroll taxes and employee benefits, workers’ compensation costs, and other direct costs relating to our temporary workers, and transportation, travel costs, safety equipment and other costs of services. Our temporary workers’ compensation costs represent a significant expense of providing on-demand labor services. In May, 2006, we negotiated a workers’ compensation plan through AIG that has streamlined our workers’ compensation plan and allowed us to control workers’ compensation costs. Aggregate workers’ compensation costs for the year totaled $3,773,246 or 5.3% of revenue from services. Other direct costs of services amounted to $287,327.

Our gross margin was 28.4% in 2006. When we rolled up the franchisees, we obtained an existing book of business with a blended average gross margin below the level of business we are currently pursuing. We anticipate that margins will increase as we replace low margin opportunities with higher margin opportunities in the coming periods. Our sales force is currently focused on a solution selling approach that looks to the benefits our services can offer our customers and we anticipate that this approach will drive an increase in margins in coming periods.

Operating Expenses. Operating expenses totaled $22,020,314 in 2006. Personnel costs accounted for $12,580,971. (As reflected on our Statement of Operations, “Personnel Costs,” which is part of our “Selling, General and Administrative Expenses,” represents costs relating to our internal Company employees as distinguished from similar employment costs relating to our temporary workers, which appear under “Cost of Services.”) We also incurred selling and marketing expenses of $1,260,426, transportation and travel costs of $1,064,174, office expenses of $1,398,727, rent and lease costs of $1,468,039, and legal, professional and consulting services costs of $902,315. Total selling, general and administrative costs amounted to 31% of total revenue resulting in a loss for the year. These expenses reflect the significant costs incurred to add personnel and build the infrastructure necessary to shift our business model from franchisor with approximately 75 customers to an operating on-demand labor business with thousands of customers, hundreds of internal staff and many thousands of temporary workers. We also incurred approximately $350,000 in litigation costs in 2006 resulting from a lawsuit filed by a competitor which has since been dismissed. The lawsuit is described in Item 3, Legal Proceedings, Part I of this Form 10-KSB.

Losses from Operations. We incurred losses from operations of $1,803,526 in the 52 weeks ended December 29, 2006. The losses are primarily attributable to the costs of the roll up transaction where we acquired the assets of our franchisees and the legal costs of defending the litigation mentioned under operating costs above. We do not anticipate significant acquisition related expenses in future periods and expect the litigation costs to moderate in future periods. We are also focused on increasing margins in coming periods and, if this is realized, it will have a positive effect on operating results.

Net Loss. Interest expense amounting to $703,513 was partially offset by interest and other income of $87,891 resulting in aggregate net losses of $2,419,148 or a loss of $0.13 per share in the fifty-two weeks ended December 29, 2006.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Workers' compensation reserves.    We maintain reserves for workers' compensation claims, including the excess claims portion above our deductible, using actuarial estimates of the future cost of claims and related expenses. These estimates are impacted by items that have been reported but not settled and items that have been incurred but not reported. These reserves, which reflect potential liabilities to be paid in future periods based on estimated payment patterns, are discounted to estimated net present value using discount rates based on average returns on "risk-free" U.S. Treasury instruments, which are evaluated on a quarterly basis. We evaluate the reserves regularly throughout the year and make adjustments accordingly. If the actual cost of such claims and related expenses exceeds the amounts estimated, additional reserves may be required.

Allowance for doubtful accounts.    We have established an allowance for doubtful accounts for estimated losses that result when our customers fail to pay amounts owed. We evaluate this allowance regularly throughout the year and make adjustments as needed. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Goodwill and indefinite-lived intangible assets.    As a result of our acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values as of the dates of the acquisitoins. The estimated fair values of the acquired indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows. The purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the first quarter of each fiscal year for the prior fiscal year, and whenever events or circumstances indicate that an impairment may have occurred. Fair value for purposes of our impairment test is determined based on discounted cash flows, market multiples, comparable transactions, or appraised values as appropriate. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the Company's control such as business and economic trends and government regulation. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the Company's results of operations.

Income taxes and related valuation allowances.    We account for income taxes by recording taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our financial statements or tax returns. We measure these expected future tax consequences based upon the provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in the corporate tax rate, could have a material impact on our financial condition or results of operations. When appropriate, we record a valuation allowance against deferred tax assets when we believe it is more likely than not that we may not realize all or some portion of our deferred tax assets. We base this determination on our judgments regarding future events and past operating results. We adopted the provisions of FIN 48 on December 30, 2006, the first day of our fiscal 2007 year.

Recent Accounting Pronouncements.

 In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, and Amendment of FASB No. 133 and 140” (SFAS 155), which establishes the accounting for certain derivatives embedded in other instruments. It simplifies accounting for certain hybrid financial instruments by permitting fair value remeasurement for any hybrid instrument that contains an embedded derivative, that otherwise would require bifurcation under SFAS No. 133, as well as eliminating a restriction on the passive derivative instruments that a qualifying special-purpose entity ("SPE") may hold under SFAS No. 140. This statement allows a public entity to irrevocably elect to initially, and subsequently, measure a hybrid instrument that would be required to be separated into a host contract and derivative in its entirety at fair value (with changes in fair value recognized in earnings) so long as that instrument is not designated as a hedging instrument pursuant to the statement. SFAS No.140 previously prohibited a qualifying special-purpose beneficial interest, other than another derivative financial instrument. The statement is effective for fiscal years beginning after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. Management believes the adoption of this statement will have no immediate impact on the Company's financial condition or results of operations.

On December 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of December 30, 2006. There was no impact on the financial statements as of and for the year ended December 28, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R).

On March 19, 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

Liquidity and Capital Resources

At December 28, 2007, we had total current assets of $14,375,310 and $9,179,775 in current liabilities. We had cash of $580,918, stock subscriptions receivable of $1,878,000 (collected in full prior to February 15, 2008) and trade accounts receivable of $9,079,222 (net of allowance for bad debts of $500,000).

Weighted average aging on our trade accounts receivable at December 28, 2007, was 36.9 days; actual bad debt write-off expense as a percentage of total customer invoices during fiscal year 2007 was 0.5%. Our accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at December 28, 2007 was 10.00%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at December 28, 2007 was $4,686,156.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections. At December 28, 2007, we were not in compliance with the twelve month rolling EBITDA requirement. Our lender waived compliance with the EBITDA covenant at year end and the line of credit was in good standing as of December 28, 2007.

As discussed elsewhere in this Annual Report, in 2006, we acquired operating assets from a number of entities that were previously our franchisees. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $300,000 and $500,000 and that total payroll taxes due to the Internal Revenue Service is between $900,000 and $1,500,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at December 28, 2007. We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with pledges of our Common Stock. We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations. Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We may require additional capital to fund operations during fiscal year 2008. Our capital needs will depend on the number of new stores we elect to open during the year, store operating performance, our ability to control costs while we execute our growth plans, and the impact on our business from a general economic slowdown and/or recovery cycle. We currently have approximately 6.7 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2008.

If we require additional capital in 2008 or thereafter, no assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

Item 7.  Financial Statements.

COMMAND CENTER, INC.

Financial Statements and
Report of Independent Registered
Public Accounting Firm

December 28, 2007 and December 29, 2006

Command Center, Inc.
Contents

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	Form 10-KSB - 26

FINANCIAL STATEMENTS

Balance sheets	Form 10-KSB - 27

Statements of operations	Form 10-KSB - 28

Statements of stockholders’ equity	Form 10-KSB - 29

Statements of cash flows	Form 10-KSB - 30

Notes to financial statements	Form 10-KSB - 31 through44

A PROFESSIONAL SERVICES FIRM
Certified Public Accountants | Business Consultants
dm-t
decoria • maichel • teague
1105 W. Francis, Suite A
Spokane, Washington 99205

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Command Center, Inc.:

We have audited the accompanying balance sheets of Command Center, Inc. ("the Company") as of December 28, 2007 and December 29, 2006, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 28, 2007 and December 29, 2006, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.

March 27, 2008
Spokane, Washington

COMMAND CENTER, INC.
Balance Sheets
	December 28, 2007	December 29, 2006
Assets
CURRENT ASSETS:
Cash	$580,918	$1,390,867
Accounts receivable trade, net of allowance for bad debts of $500,000 and $390,863 at December 28, 2006 and December 29, 2006	9,079,222	9,328,148
Notes and subscriptions receivable - current	1,953,882	65,609
Prepaid expenses and deposits	1,610,913	1,111,906
Current portion of workers' compensation risk pool deposits	1,150,375	579,413
Total current assets	14,375,310	12,475,943

PROPERTY AND EQUIPMENT - NET	3,245,506	3,390,696

OTHER ASSETS:
Note receivable - non-current	17,155	69,930
Workers' compensation risk pool deposits	2,833,127	1,473,297
Goodwill	14,257,929	31,219,129
Intangible asset - net	683,275	731,000
Total other assets	17,791,486	33,493,356
TOTAL ASSETS	$35,412,302	$49,359,995

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable trade	$863,373	$797,606
Checks issued and outstanding	-	849,396
Line of credit facility	4,686,156	5,725,146
Advances payable	100,000	300,000
Amounts due to affiliates	221,065	1,276,053
Accrued wages and benefits	1,553,536	1,557,864
Other current liabilities	596,303	400,313
Current portion of note payable	8,967	8,445
Workers' compensation insurance and risk pool deposits payable	-	809,665
Current portion of workers' compensation claims liability	1,150,375	579,413
Total current liabilities	9,179,775	12,303,901

LONG-TERM LIABILITIES
Note payable, less current portion	85,655	94,632
Workers' compensation claims liability, less current portion	2,219,642	843,296
Finance obligation	1,125,000	1,125,000
Total long-term liabilities	3,430,297	2,062,928

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 35,725,050 and 23,491,862 issued and outstanding, respectively	35,725	23,492
Additional paid-in capital	51,005,159	37,171,727
Retained deficit	(28,238,654)	(2,202,053)
Total stockholders' equity	22,802,230	34,993,166
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$35,412,302	$49,359,995

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Operations

	52 Weeks Ended	52 Weeks Ended
REVENUE:	December 28, 2007	December 29, 2006
Revenue from services	$98,333,257	$70,622,505
Franchise revenues	-	535,745
Other income	390,926	113,376
	98,724,183	71,271,626
COST OF SERVICES:
Temporary worker costs	65,007,621	46,994,265
Workers' compensation costs	6,386,332	3,773,246
Other direct costs of services	781,041	287,327
	72,174,994	51,054,838
GROSS PROFIT	26,549,189	20,216,788

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Personnel costs	17,459,120	12,580,971
Selling and marketing expenses	1,226,902	1,260,426
Transportation and travel	1,671,775	1,064,174
Office expenses	1,618,097	1,398,727
Legal, professional and consulting	1,507,960	902,315
Depreciation and amortization	854,056	336,516
Rents and leases	2,494,356	1,468,039
Other expenses	4,564,636	3,009,146
Settlement expense	825,000	-
Impairment of goodwill	18,300,000	-
	50,521,902	22,020,314
LOSS FROM OPERATIONS	(23,972,713)	(1,803,526)

Interest expense	(2,005,266)	(703,513)
Other income (expense)	(58,622)	87,891
	(2,063,888)	(615,622)

NET LOSS	$(26,036,601)	$(2,419,148)
BASIC AND DILUTED LOSS PER SHARE	$(1.04)	$(0.13)
BASIC AND DILUTED WEIGHTED AVERAGE
COMMON SHARES OUTSTANDING	25,028,390	18,247,364

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Stockholders' Equity

	Preferred Stock		Common Stock		Additional	Retained
	Shares	Par Value	Shares	Par Value	Paid-in Capital	Earnings (Deficit)	Total
BALANCES, DECEMBER 31, 2005, as restated	-	$-	10,066,013	$10,066	$3,325,496	$217,095	$3,552,657
Common stock issued for acquistions	-	-	12,897,463	12,897	32,230,760	-	32,243,657
Preferred stock issued for cash	4,700	5	-	-	469,995	-	470,000
Common stock issued on conversion of preferred stock	(4,700)	(5)	156,667	157	(152)	-	-
Common stock issued for interest	-	-	29,718	30	119,970	-	120,000
Common stock issued for cash	-	-	342,001	342	1,025,658	-	1,026,000
Net loss for the year	-	-	-	-	-	(2,419,148)	(2,419,148)
BALANCES DECEMBER 29, 2006	-	-	23,491,862	23,492	37,171,727	(2,202,053)	34,993,166
Common stock issued for acquistions	-	-	260,000	260	988,540	-	988,800
Common stock issued for interest	-	-	70,965	71	119,929	-	120,000
Common stock issued for services	-	-	164,951	165	521,335	-	521,500
Common stock issued for notes conversion	-	-	2,580,387	2,581	3,590,001	-	3,592,582
Common stock issued for settlement	-	-	550,000	550	824,450	-	825,000
Common stock issued for cash	-	-	6,728,885	6,728	5,913,055	-	5,919,783
Common stock issued for subscriptions receivable	-	-	1,878,000	1,878	1,876,122	-	1,878,000
Net loss for the year	-	-	-	-	-	(26,036,601)	(26,036,601)
BALANCES DECEMBER 28, 2007	-	$-	35,725,050	$35,725	$51,005,159	$(28,238,654)	$22,802,230

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Cash Flows

	52 Weeks Ended	52 Weeks Ended
	December 28,	December 29,
CASH FLOWS FROM OPERATING ACTIVITIES:	2007	2006
Net loss	$(26,036,601)	$(2,419,148)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	854,056	336,516
Allowance for bad debts	109,137	353,863
Amortization of note discount	380,000	11,136
Amortiztion of beneficial conversion feature	192,000	-
Amortization of debt issuance costs	100,000	-
Common stock issued for interest, compensation and consulting	641,500	120,000
Common stock issued for settlement	825,000	-
Impairment of goodwill	18,300,000	-
Change in:
Accounts receivable trade	139,789	(2,765,256)
Amounts due from affiliates	-	676,101
Prepaid expenses and deposits	(499,007)	(1,064,692)
Workers' compensation risk pool deposits	(1,930,792)	(2,052,710)
Accounts payable trade	65,767	661,930
Amounts due to affiliates	(434,406)	290,012
Accrued wages, benefits and other	191,662	1,958,177
Workers' compensation insurance and risk pool deposits payable	(809,665)	809,665
Workers' compensation claims liability	1,947,308	1,422,709
Total adjustments	20,072,349	757,451
Net cash used by operating activities	(5,964,252)	(1,661,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(511,141)	(1,465,775)
Purchase of on-demand labor stores	(247,500)	-
Collections on note receivable	118,384	136,832
Sale of investments	-	404,000
Net cash used by investing activities	(640,257)	(924,943)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on short-term notes	3,100,000	-
Change in checks issued and outstanding	(849,396)	849,396
Net advances (payments) on line of credit facility	(1,038,990)	964,291
Increase (decrease) in advances payable	(200,000)	300,000
Principal payments on note payable	(1,136,837)	(2,024)
Sales of preferred stock	-	470,000
Sales of common stock net of offering costs	5,919,783	1,026,000
Net cash provided by financing activities	5,794,560	3,607,663

NET INCREASE (DECREASE) IN CASH	(809,949)	1,021,023
CASH, BEGINNING OF YEAR	1,390,867	369,844
CASH, END OF YEAR	$580,918	$1,390,867

See accompanying notes to financial statements.

NOTE 1 — BASIS OF PRESENTATION:

Organization. Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation organized in 2002 as Command Staffing LLC. We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the construction, transportation, warehousing, landscaping, light manufacturing, retail, wholesale, and facilities industries. We currently operate 81 stores located in 22 states. None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

In the second quarter of 2006, we changed our business from franchisor of on-demand labor businesses to operator of on-demand labor businesses. Operating results for the year ended December 29, 2006 include operations in the first quarter as a franchisor and operations for the remaining three quarters as an operator of on-demand labor businesses.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

Fiscal year end. The financial statements for the periods ended December 28, 2007 and December 29, 2006 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. 2007 and 2006 were 52 week years. We adopted the change to a 52/53 week year in April of 2006 when we converted our business model to an on-demand labor store operator from that of a franchisor.

Reclassifications. Certain amounts in the financial statements for 2006 have been reclassified to conform to the 2007 presentation. These reclassifications have no effect on net loss, total assets or stockholders’ equity as previously reported.

Revenue recognition. In 2007 and 2006 we generated revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to store credits. Revenues in the first quarter of 2006 were generated from franchise fees received from on-demand labor franchisees. We acquired the franchisees in the second quarter of 2006 and are no longer generating revenues from franchise fees. At December 28, 2007 and December 29, 2006, we had no obligations to franchisees that would represent significant commitments outstanding under any franchise agreements.

Cost of Services. Cost of services includes the wages of temporary employees, related payroll taxes and workers’ compensation expenses.

Cash. Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions. At December 28, 2007, approximately $580,000 was held in one bank. These amounts exceed the depositor protections afforded by the Federal Deposit Insurance Corporation.

Accounts receivable and allowance for doubtful accounts. Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is determined to be probable the receivable will not be collected.

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

Capitalized software development costs. We expense costs incurred in the preliminary project stage of developing or acquiring internal use software. Once the preliminary assessment is complete management authorizes the project. When it is probable that: the project will be completed; will result in new software or added functionality of existing software; and the software will be used for the function intended, we capitalize the software development costs. For the 52 weeks ended December 28, 2007 and the year ended December 29, 2006, capitalized software costs, net of accumulated amortization, were $398,756 and $536,770 respectively. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software which ranges from three to seven years.

Workers’ compensation reserves. In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of the reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and other intangible assets. Goodwill relates to the acquisition of a software Company in the on-demand labor space in 2005, 67 on-demand labor stores in 2006, and 3 additional on-demand labor stores in 2007. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at least annually as of the end of each fiscal year, goodwill is tested for impairment by applying a fair value based test. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and discounted cash flow analysis and other appropriate valuation methodologies are used to determine fair value. At December 28, 2007, we recorded an impairment loss of $18,300,000 related to goodwill (see Note 4). Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between 36 and 69 months.

Fair value of financial instruments. The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 28, 2007 and December 29, 2006 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of investments and notes receivable at December 28, 2007 and December 29, 2006 also approximated their fair values based on the nature and terms of those instruments. The carrying values of our financing obligation, line of credit facility and amount due to affiliates, at December 28, 2007 and December 29, 2006 also approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

Derivatives. From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Fair value considerations required by these pronouncements are estimated using the Black-Scholes option pricing model. Note 11 “Notes Payable” of these financial statements contains details of application of these pronouncements to several short-term borrowings during the year ended December 28, 2007. No transactions in 2006 meet the definition of a derivative.

Income tax. Deferred taxes are provided, when material, using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. There were no material temporary differences for the periods presented. Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward. As required under SFAS No. 109, “Accounting for Income Taxes,” expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated. Future tax law changes, such as a change in a corporate tax rate, could have a material impact on our financial condition or results of operations. When warranted, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management's judgments regarding future events. Based on our analysis, we have determined that a valuation allowance is appropriate for net operating losses incurred in the year ended December 28, 2007.

On December 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes,” FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109 “Accounting for Income Taxes,” prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2003 through 2006 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN No. 48 using the modified prospective transition method, which requires the application of the accounting standard as of December 30, 2006. There was no impact on the financial statements as of and for the year ended December 28, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Earnings per share. The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing net income or loss available to Common Stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive Common Stock equivalents. The Company had warrants for 6,762,803 shares of Common Stock outstanding at December 28, 2007. The Company incurred a loss in the fifty-two week period ended December 28, 2007. Accordingly, the warrant shares are anti-dilutive and no difference between basic and diluted earnings per share is reported at December 28, 2007. The Company had no Common Stock equivalents outstanding at December 29, 2006.

Recent Accounting Pronouncements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157). SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 141 (R).

On March 19, 2008 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments. This statement is effective for fiscal years and interim periods beginning after November 15, 2008. The Company has not yet determined the effect on our financial statements, if any, upon adoption of SFAS No. 161.

NOTE 3 — BUSINESS COMBINATIONS:

During 2006, we acquired the assets and/or rights to operate 67 on-demand labor stores formerly operated by franchisees of the Company. An aggregate of 12,897,463 shares were issued in the acquisitions. We estimated the value of each share of stock issued in the acquisitions at $2.50 per share, resulting in a purchase price of $32,243,657, including $29,675,557 of goodwill, none of which is expected to be deductible for tax purposes.

The following represents management’s estimate of the fair value of the assets acquired and liabilities assumed in the acquisitions.

Accounts receivable	$7,233,185
Reserve for uncollectible accounts	(672,797)
Building	149,000
Leasehold improvements	147,644
Furniture and fixtures	230,870
Computer equipment	75,670
Intangible assets (customer relationships)	800,000
Goodwill	29,675,557
Total assets acquired	37,639,129

Accounts receivable loans payable	(4,760,855)
Mortgage payable	(105,101)
Amounts payable to affiliates	(529,516)
Total liabilities	(5,395,472)
Total purchase price	$32,243,657

The acquisitions were undertaken as a key element in converting our business model from a franchisor of on-demand labor stores to an operator of on-demand labor stores.

The following unaudited summary prepared on a pro forma basis, combining the results of operations of the Company with those of the acquired businesses for the 52 weeks ended December 29, 2006 as if the acquisitions took place on January 1, 2006. The pro forma results of operations include the impact of certain adjustments, including elimination of intercompany balances for franchise fees. Loss per share is derived using pro forma weighted average shares calculated as if the shares issued in the acquisition were issued and outstanding as of January 1, 2006.

2006
Gross revenues	$97,351,310
Net loss	$(4,015,664)

Net loss per share-basic and diluted	$(0.17)

On January 1, 2007, we agreed to acquire certain assets and liabilities of Anytime Labor, Inc. for $247,500 in cash and 200,000 shares of our Common Stock having an estimated value of $4.56 per share. Subsequently, an additional 60,000 shares of Common Stock having an estimated value of $1.28 per share were issued to the seller as contingent consideration upon completion of compiled financial statements on the businesses acquired. The acquired assets represent three on-demand labor businesses. Two of the acquired stores are in Oregon and one is in Washington. We closed the transaction on February 19, 2007. From January 1, 2007 through the closing date of the transaction, we operated the stores under the Command Center name pursuant to the acquisition agreement, and operations from these stores are reflected in our financial statements for the fifty-two weeks ended December 28, 2007.

The following represents management’s estimate of the fair value of the assets acquired and liabilities assumed in the acquisitions.

Cash consideration	$247,500
Liabilities assumed	252,500
Common stock	988,800
Total consideration	$1,488,800

Accounts receivable	$0
Furniture and fixtures and equipment	25,000
Intangible assets (customer relationships)	125,000
Goodwill (estimated)	1,338,800
Total assets acquired	$1,488,800

Prior to closing the acquisitions, Glenn Welstad, our CEO, loaned Anytime Labor $252,500 to allow Anytime Labor to payoff an existing contractual obligation. Upon completion of the acquisitions, the Company assumed the obligation due Mr. Welstad. This amount was repaid to Mr. Welstad in the second quarter, 2007.

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

NOTE 4 - IMPAIRMENT OF GOODWILL:

The Company completed its annual impairment test in March of 2008 for the fifty-two week period ended December 28, 2007 using a combination of market multiple, comparable transaction and discounted cash flow methods. The Company has a single reporting unit consisting of its on-demand labor stores and the analysis was conducted for the Company as a whole.

The analysis resulted in an estimated impairment loss of $18,300,000 in the fifty-two week period ended December 28, 2007 based on the price of the Units sold in the offering and the relative values of the Common Stock and Warrants that comprised the Units. The Company is recently reorganized as an operator of on-demand labor stores and has not yet reached consistent profitability.

The impairment charges resulted primarily from a decline in the estimated fair value of the assets we acquired from our franchisees. Estimated fair value of the assets was impacted by the lower than expected operating performance of the on-demand labor stores in 2007.

The results of our impairment test for the fiscal year ended December 28, 2007, are reflected in a non-cash impairment charge of $18.3 million. A similar assessment of goodwill was conducted during the first quarter 2007 for the fifty-two week period ended December 29, 2006. No impairment charge was found to exist at that time and no impairment charges were recorded on the books of the Company for the 2006 fiscal year.

The following table sets forth the changes in Goodwill that occurred during the periods indicated.

	Fifty-two weeks ended December 28, 2007	Fifty-two weeks ended December 29, 2006
Beginning Balance	$31,219,129	$1,543,572
Acquisitions	1,338,800	29,675,557
Impairment	(18,300,000)	-
Ending Balance	$14,257,929	$31,219,129

NOTE 5 — RELATED-PARTY TRANSACTIONS:

In addition to the related party transactions described in Notes 6, 11, 15, and 17, the Company has had the following transactions with related parties:

New store surcharge fee. As part of the acquisition of the franchise operations of Command Staffing and Harborview in November 2005, the Company assumed the obligation of Command Staffing to pay Glenn Welstad, our CEO and Chairman, $5,000 for each new on-demand labor store opened by the Company. The obligation terminated by its terms at the earlier to occur of payment of $1,700,000 or December 31, 2010. In order to eliminate this ongoing obligation to Mr. Welstad, the Company and Mr. Welstad agreed to settle the obligation in exchange for 550,000 shares of Common Stock valued at $825,000. During 2006, the Company accrued $175,000 in new store surcharge to Mr. Welstad, which was then converted to a note payable. The Company has no future obligations to pay Mr. Welstad a new store surcharge fee.

Van Leasing Arrangements. Mr. Welstad owns Alligator LLC (Alligator), an automobile leasing company. Alligator provides approximately 14 vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations. The Company provides fuel for the vehicles and pays Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. As of December 28, 2007, the Company owed Alligator $85,372 for lease payments and driver compensation.

Viken Management. Prior to October 31, 2007, the Company advanced funds to Viken Management from time-to-time. Viken Management is a company controlled by Mr. Welstad. The funds were used to pay obligations of Viken that were incurred prior to the roll-up of the franchisee operations. In November, 2007, all amounts due from Viken were settled in full.

NOTE 6 —NOTES AND SUBSCRIPTIONS RECEIVABLE:

Note receivable. At December 29, 2006, we were owed $65,609 on a non-interest bearing note receivable due in connection with litigation settled by Command Staffing in July of 2005. The note was collected in full during 2007.

Net purchase receivable - non-current. At December 28, 2007 and December 29, 2006, we were owed $17,155 and $69,930, respectively by various individuals for amounts relating to the acquisitions of on-demand labor stores in 2006. $52,775 was collected in 2007. The net purchase receivable amount does not bear repayment terms and was classified as non-current at December 28, 2007, although the Company expects to collect the balance in 2008.

Subscriptions receivable. $1,878,000 in stock subscriptions was receivable on binding commitments at year end. The full amount of subscriptions receivable was received by February 20, 2008. Amounts committed and owing at year end that were fully collected prior to issuance of these financial statements have been classified as “Notes and subscriptions receivable” at year end.

NOTE 7 — PROPERTY AND EQUIPMENT:

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 28, 2007 and December 29, 2006:

	2007	2006
Buildings and improvements	$1,274,000	$1,274,000
Leasehold improvements	1,233,452	750,364
Furniture & fixtures	286,461	261,461
Computer hardware and licensed software	925,293	864,327
Accumulated depreciation	(872,457)	(296,226)
	2,846,749	2,853,926

Software development costs	682,000	714,913
Accumulated amortization	(283,243)	(178,143)
	398,757	536,770
Total property and equipment, net	$3,245,506	$3,390,696

During the 52 weeks ended December 28, 2007 and December 29, 2006, the Company recognized $681,331 and $267,516, respectively, of depreciation and amortization expense on its property and equipment.

NOTE 8 — INTANGIBLE ASSET:

The following table presents the Company’s purchased intangible asset other than goodwill, which are included in other assets in the balance sheets:

	2007	2006
Customer relationships	$925,000	$800,000
Less accumulated amortization	(241,725)	(69,000)
Total amortizable intangible assets, net	$683,275	$731,000

We obtained our amortizable intangible assets as a result of the acquisition of operating assets and/or intangibles for on-demand labor stores in 2006 and 2007. We evaluated the acquisitions in accordance with Statement of Financial Accounting Standards No. 141. After considering all relevant factors, we concluded that the only amortizable intangible asset acquired was the customer relationships of the entities whose assets were purchased. Trademarks and trade names were not significant to the acquisitions since either we already owned this class of intangibles and our franchisees were using the rights under license, or we did not intend to carry forward the acquired businesses identity.

The following schedule reflects annual amortization expense and cumulative amortization for the next five years.

	2008	2009	2010	2011	2012
Annual expense	$179,667	$179,667	$144,944	$138,000	$40,997
Cumulative	$421,392	$601,059	$746,003	$884,003	$925,000

NOTE 9 —LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit facility agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at December 28, 2007 was 10.00%. The line of credit facility agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The line of credit facility agreement include certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA. At December 28, 2007, we were in compliance with the working capital ratio, cash flow and tangible net worth covenants. We are not in compliance with the EBITDA requirement for the trailing twelve months. Our lender has waived compliance with the EBITDA requirement at year end and the loan was in good standing at December 28, 2007. The balance due our lender at December 28, 2007 was $4,686,156.

NOTE 10 — ADVANCES DUE:

As of December 28, 2007, CCI had an advance due an unrelated party in the amount of $100,000. The advance is non-interest bearing, un-collateralized and expected to be paid or converted to Common Stock in 2008.

NOTE 11 —AMOUNTS DUE TO AFFILIATES:

During the year ended December 28, 2007, the Company settled certain notes payable to affiliates for stock. The note conversions are described below:

Glenn Welstad(1)	$360,654
Dwight Enget(2)	94,091
Tom Gilbert(2)	60,306
Tom Hancock(2)	27,659
Ronald L. Junck(2)	2,714
Todd Welstad(2)	814
Dave Wallace(3)	31,909
Nelson Cardwell(3)	42,435
$620,582

(1)
Mr. Welstad is our CEO and a director. The amount due Mr. Welstad includes balances owing for new store surcharge fees, accrued salary owed from 2006, other assumed liabilities in connection with equipment purchases and other expenses related to our acquisition of on-demand labor stores, the Anytime Labor acquisitions, and additional advances for working capital.

(2)
Mr. Enget, Mr. Gilbert, Mr. Junck, and Mr. Todd Welstad are or were directors and officers of the Company. Mr. Hancock is a former employee and Director of the Company. The amounts due consist of liabilities incurred in connection with the purchase of on-demand labor stores owned or controlled by them in 2006.

(3)	Mr. Wallace and Mr. Cardwell are former franchisees. Mr. Wallace is currently employed as a manager with our Company. Mr. Cardwell is no longer associated with the Company.

The notes were converted into Common Stock at a conversion price of $1.50 per share. An aggregate of 413,721 shares of Common Stock were issued in the note conversions. Total payments of $620,582 were made in the fifty-two weeks ended December 28, 2007. On December 28, 2007, the remaining balance on notes payable relating to the acquisitions amounted to $221,065

In addition, the Company borrowed an aggregate of $700,000 on short-term notes from an affiliate and a former affiliate. These amounts were subsequently converted to Common Stock at $1.50 per share or an aggregate of 466,666 shares.

NOTE 12 —SHORT-TERM NOTES PAYABLE:

During the year ended December 28, 2007, we borrowed $2,000,000 on a short-term note (less loan origination fees of $100,000) payable to an unrelated third party for supplemental working capital. We also borrowed $500,000 from our investment banker on a short-term bridge loan to be repaid or converted to Units consisting of one share of Common Stock and a warrant to purchase up to one-half share of Common Stock at $1.00 per Unit upon completion of an equity funding. These notes were repaid or converted during the year ended December 28, 2007.

The $2,000,000 loan funds were received in April and were used for working capital. The Note was originally due on July 1, 2007 but was extended through November 30, 2007 and was repaid in full on December 5, 2007. The note holder converted $1,200,000 of the note principal into an equity financing that closed on November 30, 2007, and the balance of $800,000 plus accrued interest was paid on December 5, 2007. The Note bore interest payable at 18% per annum through the original due date and 24% per annum from July 1, 2007 through repayment. The note holder was also granted warrants to purchase up to 200,000 shares of Common Stock at $3.00 per share at any time before April 1, 2009. The warrants include a provision for adjustment of the warrant exercise price in the event of stock splits, dividends, combinations or exchanges or other changes in capital structure. The warrants also include a provision to adjust the exercise price if the Company sells other shares of Common Stock for less than $3.00 per share. Interest on this note accrued monthly.

In the Company’s estimation, approximately $167,000 of the $2,000,000 note related to the value of the warrants, resulting in a note discount of $167,000. In accordance with Emerging Issues Task Force Issue 00-27, the note discount was amortized to interest expense over the life of the Note. At year end, the full amount of the note discount had been amortized to interest expense.

On August 14, 2007, the Company also received $500,000 on a short-term Promissory Note from our investment banker. The Note did not bear interest during the term and matured on the earlier of the next equity funding or February 14, 2008. The Note was convertible into securities at the time of the next equity funding undertaken by the Company. On August 14, 2007, in conjunction with the loan, we also granted our investment banker warrants to purchase up to 250,000 shares of our Common Stock at an exercise price of $1.50 per share. The warrants were exercisable immediately and expire on August 14, 2012 (five years after issuance). On November 30, 2007, the Note was converted to Units at $1.00 per Unit in an equity funding consisting of Common Stock and Warrants. Each Unit consisted of one share of Common Stock and a warrant to purchase up to one-half share of Common Stock. The warrants are exercisable at $1.25 per share commencing on May 30, 2008 and expire if not exercised prior to May 30, 2013.

In the Company’s estimation, approximately $213,000 of the $500,000 note related to the value of the warrants, resulting in a note discount of $213,000. In accordance with Accounting Principles Board Opinion 14, the note discount was amortized to interest expense over the life of the Note resulting in $213,000 of interest expense in the year ended December 28, 2007. The conversion feature of the note was also separately valued and resulted in additional interest expense at the date of conversion amounting to $192,000.

NOTE 13 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain a large deductible workers’ compensation insurance policy through American International Group, Inc. (“AIG”). The policy covers the premium year from May 12, 2007 through May 11, 2008. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in non-monopolistic states, our workers’ compensation policy covers any claim in excess of the $250,000 deductible on a “per occurrence” basis. This results in our being substantially self-insured.

We obtained our current policy in May, 2007 and since the policy inception, we have made payments into a risk pool fund to cover claims within our self-insured layer. Our payments into the fund for the premium year totaled $3,920,000 based on estimates of expected losses calculated at inception of the policy and our insurer’s request for additional capital. If our payments exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Our workers’ compensation risk pool deposits available for future claims under both the 2006/2007 and the 2007/2008 policies totaled $3,983,502 as of December 28, 2007. $1,150,375 of this amount is classified as current and $2,833,127 is classified as non-current based upon management’s estimate of the timing of the related claims liability. The deposits have not been discounted to present value in the accompanying financial statements.

We have discounted the expected liability for future losses to present value using a discount rate of 4.5%, which approximates the risk free rate on US Treasury instruments. Our expected future liabilities will be evaluated on a quarterly basis and adjustments to these calculations will be made as warranted.

On the basis of these actuarially determined expected losses, our workers’ compensation reserve payments are considered adequate at December 28, 2007. If our loss experience increases during the remainder of the policy period which runs through May 11, 2008, the expected losses could exceed the reserves, in which case, we would be obligated to contribute additional funds to the risk pool fund.

We record our workers’ compensation contributions, net of expenses and payments actually made on claims incurred as “Workers’ compensation risk pool deposits.” We also record “Workers’ compensation claims liability” for expected losses on claims arising during the current period. The claims liability is classified as current and non-current in our financial statements. Expected losses will extend over the life of longest lived claim which may be outstanding for many years. As a new on-demand labor Company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements do not reflect liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions.

Workers' Compensation Deposits	2007	2006
Workers' compensation deposits available at the beginning of the period	$2,052,710	$-
Additional workers' compensation deposits made during the period	3,920,000	2,405,000
Deposits applied to payment of claims during the period	(1,989,208)	(352,290)
Deposits available for future claims at the end of the period	$3,983,502	$2,052,710

Workers 'Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$1,422,709	$-
Claims paid during the period	(1,989,202)	(352,290)
Additional future claims liabilities recorded during the peirod	3,936,510	1,774,999
Estimated future claims liabilities at the end of the period	$3,370,017	$1,422,709

NOTE 14 — NOTE PAYABLE:

Long-term debt consists of a note payable assumed in connection with the purchase of an on-demand labor store. The note is payable in monthly installments of $1,200 that include interest at 6%. The note is collateralized by an on-demand labor store building.

As of December 28, 2007, the note payable outstanding will mature as follows:

2008	$8,967
2009	9,519
2010	10,106
2011	10,729
2012	11,390
Thereafter	43,911
$94,622

NOTE 15 — STOCKHOLDERS’ EQUITY:

Sales of Series A Preferred Stock. On March 30, 2006, the Company commenced a private placement of up to 40,000 shares of Series A Preferred Stock at an offering price of $100 per share, or an aggregate offering price of up to $4,000,000. The Company sold 4,700 shares in the offering, raising an aggregate of $470,000. During 2006 the Preferred Stock was converted into 156,667 shares of the Company’s restricted Common Stock. The conversion took place in connection with a private offering of Common Stock at $3.00 per share.

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

In the year ended December 28, 2007, we issued shares for several different purposes as described below.

•	260,000 shares in an acquisition of three on-demand labor stores. Aggregate value of the shares issued as $988,800.

•	70,965 shares as interest on our financing obligation for our headquarters office building. Aggregate value of the shares issued was $120,000.

•	164,951 shares for services. Aggregate value of the shares issued was $521,500. Recipients of these shares include a vendor and several former employees of the Company.

•
413,721 shares for note conversion. Aggregate value of the shares issued was $620,582. These shares were issued to former franchisees in settlement of obligations that arose when the Company acquired the on-demand labor stores from the former franchisees. Many of the recipients are or were officers or directors of the Company.

•	466,666 shares issued on conversion of short-term notes to two affiliates for an aggregate of $700,000.

•
1,700,000 shares issued on conversion of short term notes to third parties for an aggregate of $1,700,000. The short-term notes included warrants and one included a conversion feature which resulted in note discounts aggregating $572,000 which were fully amortized to interest expense in the current year. The notes were converted in the private equity financing which closed on November 30, 2007

•	550,000 shares in settlement of a new store surcharge obligation. Aggregate value of the shares issued was $825,000. These shares were issued to Glenn Welstad, our CEO and Director.

•	10,000 shares issued for cash in private equity offerings for $30,000. These shares were sold to a former officer of the Company.

•
8,596,885 shares in a private equity offering which closed on November 30, 2007 and December 27, 2007. The Company raised an aggregate of $8,596,885 (10,296,885 when counting the $1,700,000 note conversions described above). Offering proceeds included $593,885 in offering commissions due our investment banker that were taken in units in the offering. Each Unit in the Offering consisted of one share of Common Stock and a warrant to purchase up to one-half share of Common Stock. The Warrants are exercisable for five years beginning six months after the respective closing dates at $1.25 per share.

At December 28, 2007, the Company had 6,762,803 warrants outstanding in three blocks. One block of warrants entitles the holder to purchase 200,000 shares of Common Stock at $1.00 per share expiring on April 1, 2009. The second block of warrants entitles the holder to purchase 250,000 shares of Common Stock at $1.50 per share, expiring on August 14, 2012. The third block of warrants entitles the holders to purchase 6,312,803 shares of Common Stock at $1.25 per share. All warrants are subject to full ratchet anti-dilution provisions.

NOTE 16 - INCOME TAX:

We incurred tax net operating losses in 2007 and 2006. We did not book a tax provision in 2007 or 2006 because the Company placed a valuation allowance against the deferred tax assets that were created. The components of the deferred tax assets are as follows.

Deferred tax assets (liability):	2007	2006
Goodwill	$5,100,000	$(850,000)
Workers' compensation claims liability	780,000	570,000
Federal net operating losses	4,090,000	980,000
Other	60,000	200,000
	10,030,000	900,000
Plus prior year activity	900,000	-
Cumulative tax benefit for future periods	10,930,000	900,000
Valuation allowance	(10,930,000)	(900,000)
Net deferred tax asset	$-	$-

Management estimates that our combined federal and state tax rates will be 40%. At December 28, 2007, we have fully offset the deferred tax asset by a valuation allowance because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.

The differences between income taxes at the statutory federal income tax rate and the income taxes reported in the income statement are as follows:

	(26,000,000)		(2,419,148)
	2007		2006
Income tax expense based on statutory rate	(9,100,000)	35%	(847,000)	35%
Increase (decrease) resulting from
State income taxes	(1,300,000)	5%	(121,000)	5%
Permanent differences	370,000	-1%	68,000	-3%
Valuation allowance	10,030,000	-39%	900,000	-37%
Total taxes on income	-	0%	-	0%

Federal net operating losses may be carried back two years and forward 20 years. Our Federal NOL carryover will expire in 2026 and 2027 on an approximate total of $10,225,000 in losses. The Company has NOL carryforwards of approximately $1,421,000 in various states expiring from 2010 to 2020.

NOTE 17 - COMMITMENTS AND CONTINGENCIES:

Finance obligation. Our finance obligation consists of debt owed to a former director and a significant shareholder for the purchase of the Company’s headquarters. The lease term is three years and the agreement calls for lease payments of $10,000 per month commencing on January 1, 2006. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another 2 years under the same terms. The Company accounts for the lease payments as interest expense.

Contingent payroll and other tax liabilities. In May and June 2006, we acquired operating assets for a number of on-demand labor stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at December 28, 2007. We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with pledges of our Common Stock legally or beneficially owned by the selling entities or their members. We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. Accordingly, we believe that the probability of the Company being responsible for any liabilities relating to these matters is remote.

We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

Operating leases. In addition to the building in Post Falls, Idaho, the Company also leases store facilities, vehicles and equipment. Most of our store leases have terms that extend from three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. During the 52 weeks ended December 28, 2007 and the year ended December 29, 2006, the Company recognized $2,494,356 and $1,468,039, respectively, of rent and lease expense in the Statements of Operations.

Where we have early cancellation rights or the lease is a month-to-month tenancy, the lease obligations are not included in our disclosure of future minimum lease obligations set out below.

The following schedule reflects the combined future minimum payments under outstanding leases as of December 28, 2007.

2008	$1,638,271
2009	911,326
2010	548,915
2011	155,181
2012	11,648

Litigation. As previously reported, ProTrades Connection, Inc. filed suit against the Company and certain other defendants in the Superior Court for the State of California, Santa Clara County, on December 31, 2005. In September, 2007, the Court granted our motion for summary judgment dismissing all claims against the Company and the other remaining defendants. ProTrades appealed the dismissal but on February 29, 2008, ProTrades dropped its appeal and the matter is now concluded.

NOTE 18 - SEGMENT REPORTING:

During the 52 weeks ended December 28, 2007, the Company operated exclusively as a provider of on-demand labor services. Company operations included only one segment and no segment reporting is required for 2007.

During the 52 weeks ended December 29, 2006, the Company operated a franchise business and also acquired and operated a number of on-demand labor stores. Financial information on each segment is summarized below. On June 30, 2006, the Company completed acquisition of the remaining franchised on-demand labor stores and is no longer operating as a franchisor. The Company expects that new stores will be operated as Company owned, although the Company will continue to evaluate qualified franchisees on a case by case basis as opportunities are presented.

	Franchise	On-demand Labor
	Business	Store Operations	Combined
Revenue	$535,745	$70,735,881	$71,271,626
Cost of sales	-	51,054,838	51,054,838
Gross profit	535,745	19,681,043	20,216,788
Operating expenses	235,032	21,448,766	21,683,798
Depreciation and amortization	-	336,516	336,516
Income (loss) from operations	300,713	(2,104,239)	(1,803,526)
Other income (expense)	-	(615,622)	(615,622)
Net income (loss)	$300,713	$(2,719,861)	$(2,419,148)
Identifiable assets
Current assets	-	$11,896,530	$11,896,530
Property and equipment, net	-	2,265,696	2,265,696
Workers’ compensation risk
pool deposits	-	2,052,710	2,052,710
Goodwill	-	31,219,129	31,219,129
Amortizable intangibles, net	-	731,000	731,000

Net assets of $32,243,657 were added during the 52 weeks ended December 29, 2006 in connection with the acquisition of on-demand labor stores. Substantially all capital expenditures in 2006 related to the On-demand Store Operations segment.

NOTE 19 - SUPPLEMENTAL CASH FLOW INFORMATION:

	2007	2006
Cash paid during the year for:
Interest	$1,333,266	$583,513
Non-cash investing and financing activities:
Common stock issued on conversion of preferred stock	$-	$470,000
Common stock issued for acquisitions of:
Accounts receivable, net	-	6,560,388
Property, plant and equipment	25,000	603,184
Financial liabilities assumed	-	(4,760,855)
Note payable assumed	(252,500)	(105,101)
Amounts payable to affiliates	-	(529,516)
Goodwill and intangible assets	1,216,300	30,475,557
Total	$988,800	$32,243,657
Common stock issued on conversion of notes	$3,592,582	$-

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

Item 8A. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of December 28, 2007. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there were no material weaknesses affecting our internal control over financial reporting and our disclosure controls and procedures were effective as of December 28, 2007. In the process of our evaluation, we did determine that there were several deficiencies, described below, in our internal control systems that will require additional attention in the coming period.

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

Based upon this evaluation, we determined that there were no material weaknesses affecting our internal control over financial reporting but that there were deficiencies in our disclosure controls and procedures as of December 28, 2007. The deficiencies noted below are being addressed through our remediation initiatives which are also described below. We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

•
As a new Company, we continue to face challenges with hiring and retaining qualified personnel in the finance department. Limitations in both the number of personnel currently staffing the finance department, and in the skill sets employed by such persons, create difficulties in the segregation of duties essential for sound internal controls.

•
Procedures designed to ensure the accurate and complete transfer of data from our on-demand labor store management software into our accounting system were not entirely effective. Previously, proper reconciliations between the two systems were not performed on a timely basis.

•
The Company restated its financial statements for the year ended December 31, 2005 and for the quarters ended March 30, 2006, June 29, 2006 and September 29, 2006, to properly reflect acquisition transactions that occurred on November 9, 2005, May 12, 2006 and June 30, 2006. These restatements were partially due to a lack of accounting personnel with sufficient skills and experience to ensure proper accounting for complex, non-routine transactions.

•
Documentation of proper accounting procedures is not yet complete and some of the documentation that exists has not yet been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system.

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2007 and will continue to work on internal control in 2008. Management has dedicated considerable resources to spearhead remediation efforts and continues to address these deficiencies. The accounting and information technology departments are working closely to identify and address system interface issues. We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system. We have also made a concerted effort to hire and retain qualified personnel in the accounting department. In late 2006, we employed Brad E. Herr as CFO and are currently recruiting for additional accounting personnel to supervise the day-to-day accounting functions and take ownership of the preparation of accurate and timely financial statements. We have retained experts when necessary to address complex transactions are entered into. Management believes that actions taken and the follow-up that will occur during 2008 collectively will effectively eliminate the above deficiencies.

During 2008, we plan to conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed. Our assessment of internal controls over financial reporting will be subject to audit for the fifty-two week period ending December 26, 2008.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 28, 2007 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Auditors’ Report. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Item 8B. Other Information

None.

FORM 10-KSB

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3773 West Fifth Avenue, Post Falls, Idaho 83854. All of these individuals are citizens of the United States. Our Board of Directors currently consists of five directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed at the Board’s first meeting after each annual meeting of the shareholders. No family relationships exist among any of the directors or executive officers of the Company, except that Todd Welstad is the son of Glenn Welstad.

Glenn Welstad, age 64	Chairman of the Board, Chief Executive Officer, and President
Brad E. Herr, age 53	Director, Chief Financial Officer and Secretary
Todd Welstad, age 39	Director, Executive Vice President and Chief Information Officer
Tom Gilbert, age 52	Director and Chief Operating Officer
Ralph E. Peterson, age 73	Director
Ronald L. Junck, age 60	Executive Vice President and General Counsel

Glenn Welstad, founded Command Staffing, LLC, and Harborview Software, Inc., and has been our President, Chief Executive Officer and a director since 2003. Glenn Welstad was a founder of Labor Ready, Inc. and served as its Chief Executive Officer and President, until his retirement in 2000. Prior to founding Labor Ready, Glenn Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. Glenn Welstad is the father of Todd Welstad.

Brad E. Herr has served as our Chief Financial Officer since December 19, 2006, and as Secretary and a director since November 9, 2005. From 1993 through 1996, and from June 2001 through March 2002, Mr. Herr practiced law in the firm of Brad E. Herr, P.S. From June 1996 through June 2001, and from January 1, 2004 through December 1, 2006, Mr. Herr was employed at AC Data Systems, Inc. (AC Data) in Post Falls, Idaho, where he was Director of Finance (1996 through 1998), Vice-President - Business Development (1998 through June 2001), and President (2004 through 2006). AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry. Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977, and a Juris Doctorate in 1983. In May 2005, Mr. Herr received a Masters Degree in Business Administration from Gonzaga University.

Mr. Herr is licensed as a Certified Public Accountant in the State of Montana. Mr. Herr also maintains inactive status as a lawyer in the states of Washington and Montana. Mr. Herr serves as a Director of Genesis Financial, Inc., a publicly traded financial services business located in Spokane, Washington.

Todd Welstad, is Executive Vice President, Chief Information Officer, and a director, and has served in those capacities since 2003. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Tom Gilbert, has served as our Chief Operating Officer and a Director since November 9, 2005. Before joining our Company, Mr. Gilbert owned and operated Anytime Labor, a Colorado corporation. From July 1998 through December 2001, Mr. Gilbert, as Regional Vice President for Labor Ready, Inc., was responsible for the management of up to 400 temporary labor offices located in 23 states and 5 Canadian provinces.

Ralph E. Peterson, was appointed to the Board as an independent director in November 2007, and will chair the board’s Audit Committee. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. Previously, Mr. Peterson held leadership roles with Labor Ready, Inc., a publicly traded staffing Company, where he was a member of its Board of Directors and served as its Chief Financial Officer and EVP of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee’s Food Systems, Inc., a $4 Billion diversified food company, operating 1,000 Company owned and 3,000 franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a restaurant chain operating 100 Company owned and 250 franchised restaurants. Mr. Peterson received his MBA from the University of North Carolina's MBA Program, as well as a MS in Finance and Management and a BS in Accounting from Northern Illinois University.

Ron Junck, has been our General Counsel since 2003. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law.

Committees of the Board of Directors

At its April 2008 board meeting, we anticipate that our board of directors will establish an audit committee, a compensation committee and a nominating and corporate governance committee. The composition and function of each of our committees will comply with the rules of the SEC that will be applicable to us, and we intend to comply with additional requirements to the extent that they become applicable to us.

The committees are described below.

Executive Committee. The Executive Committee consists of Glenn Welstad - Chief Executive Officer; Thomas Gilbert - Chief Operations Officer; and Todd Welstad - Chief Information Officer, and Brad E. Herr, Chief Financial Officer. Executive Committee meetings are also attended by Ronald E. Junck, General Counsel, and such other officers as may be determined from time-to-time by the Committee. The Executive Committee met at least once per week in 2007 to discuss operational and financial matters.

Audit Committee. Ralph Peterson currently serves on the audit committee. Until additional directors are appointed, Mr. Peterson is the sole member of our audit committee. The audit committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;

•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	coordinating the oversight and reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns; and

•	preparing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement.

Our board of directors has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market.

Compensation Committee. We intend to appoint a compensation committee at the April 2008 Board meeting. The compensation committee’s responsibilities include, but are not limited to:

•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	overseeing and administering our compensation, welfare, benefit and pension plans and similar plans; and

•	reviewing and making recommendations to the board with respect to director compensation.

Nominating and Corporate Governance Committee. We intend to appoint members of the nominating and corporate governance committee at our April 2008 Board meeting. The nominating and corporate governance committee’s responsibilities include, but are not limited to:

•	developing and recommending to the board criteria for board and committee membership;

•	establishing procedures for identifying and evaluating director candidates including nominees recommended by shareholders;

•	identifying individuals qualified to become board members;

•	recommending to the board the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the board a code of business conduct and ethics and a set of corporate governance guidelines; and

•	overseeing the evaluation of the board and management.

Executive Officers

Each of our executive officers has been elected by our board of directors and serves until his or her successor is duly elected and qualified.

Indemnification of Directors and Officers

The Washington Business Corporation Act provides that a company may indemnify its directors and officers as to certain liabilities. Our Articles of Incorporation (as amended) and Bylaws authorize our Company to indemnify our directors and officers to the fullest extent permitted by law. The effect of such provisions is to authorize the company to indemnify the directors and officers of our Company against all costs, expenses and liabilities incurred by them in connection with any action, suit or proceeding in which they are involved by reason of their affiliation with our Company, to the fullest extent permitted by law. Such indemnification provisions are expressed in terms sufficiently broad to permit such indemnification under certain circumstances for liabilities (including reimbursement expenses incurred) arising under the Securities Act of 1933.

Our Bylaws require us to indemnify each of our directors and officers, so long as such director acted in good faith and, generally, believed that an action was in the best interests of our Company. Our directors and officers, however, are not entitled to such indemnification (i) if such director or officer is adjudged liable to our Company, or (ii) if such director or officer is adjudged liable on the basis that personal benefit was improperly received by such officer or director.

We presently maintain directors and officers liability insurance, which provides for an aggregate limit of $5,000,000.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Director Independence

We undertook a review of the independence of our directors and, using the definitions and independence standards for directors provided in the rules of The NASDAQ Stock Market, considered whether any director has a material relationship with us that could interfere with his ability to exercise independent judgment in carrying out his responsibilities. As a result of this review, we determined that Ralph Peterson is an independent director, and that Glenn Welstad, Brad Herr, Todd Welstad, and Tom Gilbert are not independent directors.

Director Compensation

The Company historically has not paid compensation to directors for their services performed as directors. We expect to compensate independent directors for their services beginning early in 2008. The amount of such compensation has not yet been determined. Our employee directors receive no compensation for attendance at Board meetings or meetings of Board committees. Directors who are not also executive officers of the Company are reimbursed for usual and ordinary expenses of meeting attendance.

Code of Ethics

The Company has prepared a Code of Ethics applicable to all directors and employees of the Company, including our principal executive officer, and principal financial and accounting officer. The draft code of ethics has been submitted to the Board of Directors for adoption and we expect it to be adopted at the next Board of Directors meeting in April, 2008. The Company has delayed adoption of the Code of Ethics until the Board is composed of independent directors. We expect additional independent board members to be appointed prior to the next Board meeting in April, 2008.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s officers and directors and certain other persons to timely file certain reports regarding ownership of and transactions in the Company’s securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company. The Company became subject to the requirements of Section 16(a) on February 8, 2008. No Section 16(a) compliance was required during the fifty-two week period ended December 28, 2008.

Item 10. Executive Compensation

Compensation Discussion and Analysis

The Board of Directors’ responsibilities relating to the compensation of our Company’s CEO and other executives and directors includes (a) reviewing and reporting on the continuity of executive leadership for our Company; (b) approving the compensation structure for our CEO; and (c) reviewing the compensation structure for each of our other Named Executive Officers (“NEOs”) as listed under Item 11, “Executive Compensation - Summary Compensation Table.”

Commencing in 2008, responsibility for discharging these responsibilities on behalf of the Board, and for establishing, maintaining, overseeing, evaluating and reporting upon our executive compensation plans and programs, will be undertaken by the Compensation Committee. The Compensation Committee will also review and coordinate annually with the Executive Committee of our Board of Directors with respect to compensation for any directors who are not also NEOs.

Objectives of Our Compensation Program

In general, our objectives in structuring compensation programs for our NEOs is to attract, retain, incentivize, and reward talented executives who can contribute to our Company’s growth and success and thereby build value for our shareholders over the long term. In the past, we have focused on cash compensation in the form of base salary as the primary element of our compensation program for NEOs.

In past years, we did not have any executive compensation policies in place and our board of directors was responsible for annually evaluating individual executive performance. Historically, our board of directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each executive officer based upon compensation data and information gleaned from other sources as to salary levels at comparable companies. Our board of directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our board of directors has historically aimed to set our executive compensation at levels it believes are comparable with executives in other companies of similar size and stage of development in similar industries and location while taking into account our relative performance and our own strategic goals.

During 2008, we intend to expand the elements of our executive compensation program to include the following:

•	Cash compensation in the form of base salary and incentive compensation (performance-based bonuses);

•	Equity-based awards;

•	Deferred compensation plans; and

•	Other components of compensation.

In addition, the employment agreements with each of our executive officers provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of our Company. See “Summary of Employment Agreements,” below.

Elements of Compensation

Base Salary. The compensation received by our executive officers consists of a base salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience. Subject to any applicable employment agreements, base salaries will be reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Discretionary Annual Bonus. In addition to base salaries, we have the ability to award discretionary annual bonuses to our executive officers. We have not yet formulated the bases upon which we may grant discretionary bonuses to our executive officers. We may increase the annual bonus paid to our executive officers at our discretion.

Equity and Other Compensation. We do not have any equity compensation plans or any outstanding options. Our Board of Directors may adopt one or more equity compensation plans in the future. We offer $20,000 of Company paid life insurance to each employee, including officers and directors. We are also currently evaluating other employee benefits programs including a 401(k) plan.

Compliance with Internal Revenue Code Section 162(m)

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public Company for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit. Although the limitations of Section 162(m) generally have not been of concern to us while we were a shell corporation, we intend to consider the requirements of Section 162(m) in developing our compensation policies now that we are an operating Company.

Role of Executive Officers in Executive Compensation

During our most recently completed year, we did not have a compensation committee or another committee of our board of directors performing equivalent functions. Instead, the entire board of directors performed the function of a compensation committee and our board of directors will continue to serve in such role. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving on the board of directors or compensation committee.

Summary Compensation Table

The following table provides summary information about compensation expensed or accrued by our Company during the fiscal years ended December 28, 2007, and December 29, 2006, for (a) our Chief Executive Officer, (b) our Chief Financial Officer, (c) the two other executive officers other than our CEO and CFO serving at the end of the fiscal years; and (d) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal 2007 (collectively, the “Named Executive Officers” or “NEOs. During the fiscal year ended December 31, 2005, the Company did not have any executive officers that received in excess of $100,000 in compensation and the Principal Executive Officer of the Company received no compensation in that year.

Name and Principal Position	Year		Salary	All Other Compensation		Total
Glenn Welstad Director and Chief Executive Officer	2007 2006	$ $	180,000 180,000		$ $	180,000 180,000
Thomas Gilbert Director and Chief Operating Officer	2007 2006	$ $	120,000 120,000		$ $	120,000 120,000
Todd Welstad Director and Chief Information Officer	2007 2006	$ $	120,000 120,000		$ $	120,000 120,000
Brad E. Herr Director, Chief Financial Officer	2007 2006	$ $	120,000 27,692	$20,770	$ $	120,000 48,462
C. Eugene Olsen Former Chief Financial Officer (3)	2006		$110,769			$110,769

(1)
Glenn Welstad is employed by the Company at an annual salary of $180,000. During the first half of 2006, Mr. Welstad deferred $90,000 of his salary. This amount was subsequently converted into $90,000 of Common Stock in the third quarter of 2007 (6,000 shares).

(2)
Brad E. Herr was employed by the Company part time on October 1, 2006, and full time on December 1, 2006. Prior to that time, Mr. Herr performed consulting services for the Company at $3,000 per month. At September 28, 2007, Mr. Herr was owed $20,770 for consulting services performed prior to his employment.

(3)	Mr. Olsen served as chief financial officer from January 1, 2006 through December 19, 2006.

Equity Compensation Plans

The Company has no equity compensation plans and had awarded no equity compensation to executive officers or directors as of December 28, 2007. Management intends to adopt an equity compensation plan in 2008.

Summary of Executive Employment Agreements

The terms of the executive employment agreements for Glenn Welstad, Chief Executive Officer, Todd Welstad, Chief Information Officer, and Thomas Gilbert, Chief Operating Officer, are substantially identical except for the differences noted below. Each agreement is for a three-year initial term commencing January 1, 2006. At the end of the initial three-year term, each agreement automatically renews for successive one-year terms, unless and until terminated by either party giving written notice to the other not less than 30 days prior to the end of the current term, or as otherwise set forth in such agreement. Employment may be terminated by the Company without cause on sixty days notice. If termination is without cause and occurs within the initial three year term of the agreement, the executive will receive his base salary for one year. If termination without cause occurs after the initial three year term, the executive will receive base salary for the remainder of the year in which termination occurs. The agreement may also be terminated for cause on 15 days written notice, and in the events of death, disability or a change in control. Upon termination due to a change in control, the executive will continue to receive his or her base salary for twelve months. Change in control is defined to include instances where there has been a significant turnover in the board of directors, upon a tender offer for more than 20% of the voting power of the Company’s outstanding securities, upon a merger or consolidation , or upon liquidation or sale of a substantial portion of the Company’s assets. The agreements contain non-competition and confidentiality provisions.

Mr. Glenn Welstad receives a base salary of $180,000 per year and is entitled to performance based compensation in an amount set by the Company’s Board of Directors. Mr. Glenn Welstad’s agreement also provides for reimbursement of expenses for his spouse if she travels with him. No such spousal travel reimbursements were made to Mr. Welstad in 2007 or 2006. The agreements for Mr. Todd Welstad and Mr. Gilbert provide for base salaries of $120,000 per year and performance based compensation as set by the Board. All three agreements provide for expense reimbursement for business travel and participation in employee benefits programs made available to the executive during the term of employment.

We presently do not compensate our directors. We anticipate that we will implement a policy relating to the compensation of our directors in 2008.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting Common Stock, and (b) the number and percentage of our Shares of Common Stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 35,725,050 shares of Common Stock issued and outstanding as of January 14, 2007.

Security Ownership of Non-Management Owners

The Company has one non-management shareholder that owns 5% or more of the total outstanding shares of Common Stock.

Name and Address of Beneficial Owner	Common Stock	Percent of Class
Myron Thompson (1) P.O. Box 969 Minot, ND 58702	3,811,631	10.67%
Kevin Semerad (1) 8528 Carriage Hill Circle Savage, MN 55378	3,588,961	10.05%
John R. Coghlan (2) 1307 N. King James Lane Liberty Lake, WA 99019	2,036,168	5.70%

(1)
Mr. Thompson and Mr. Semerad share beneficial ownership of 3,477,626 shares through common ownership of the entities that legally own the referenced shares. Mr. Semerad is a Regional Vice President with the Company.

(2)	Mr. Coghlan’s ownership includes shares beneficially owned through the Coghlan Family Corporation and Coghlan LLC.

Security Ownership of Management

Name of Beneficial Owner	Individual Ownership	Shared Ownership	Total Beneficial Ownership	Percent of Class
Tom Gilbert (3, 4)	601,879	-	601,879	1.68%
Brad E. Herr (5)	240,000	-	240,000	0.67%
Ronald L. Junck (3)	419,054	2,553,311	2,972,365	8.32%
Glenn Welstad (3)	5,523,453	4,316,646	9,840,099	27.54%
Todd Welstad (3)	19,864	343,522	363,386	1.02%
All Officers and Directors as a Group	6,804,250	7,213,479	14,017,729	39.23%

(3)
The individuals listed acquired a portion or all of their shares at the time of the acquisitions of assets from the franchisees in May and June, 2006. The number of shares indicated includes shares held in the names of the legal entities whose assets were acquired. The shares are considered beneficially owned by the individual if he has the power to vote and the power to sell the shares owned by such entity. Shares owned by an entity in which multiple officers or directors held an interest and over which such officers or directors had shared voting and investment power over the shares are deemed beneficially owned by each such officer or director and have been counted more than once for purposes of this Table. Such shares are reflected in the Shared Ownership column.

(4)	Mr. Gilbert’s shares include shares owned by Thomas E. and Bonita L. Gilbert. Trustees of the Thomas E. Gilbert Revocable Trust Dated 6-29-1999.

(5)	Mr. Herr’s ownership includes shares beneficially owned through his IRA account.

Equity Compensation Plans

The Company has no equity compensation plans and has awarded no equity compensation to executive officers or directors as of March 20, 2008. Management intends to adopt an equity compensation plan in 2008.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

On July 25, 2007, certain notes payable to affiliates of our Company were cancelled and converted into shares of our Common Stock. These conversions are described below:

Glenn Welstad(1)	$360,654
Dwight Enget(2)	94,091
Tom Gilbert(2)	60,306
Tom Hancock(2)	27,659
Ronald L. Junck(2)	2,714
Todd Welstad(2)	814
Dave Wallace (3)	31,909
Nelson Cardwell (3)	42,435
$620,582

(1)
Mr. Welstad is our Chief Executive Officer and a director. The amount due Mr. Welstad included balances owing for new store surcharge fees, accrued salary owed from 2006, other assumed liabilities in connection with equipment purchases, other expenses related to our acquisition of on-demand labor stores, the Anytime Labor acquisitions, and additional advances for working capital.

(2)
Mr. Enget, Mr. Gilbert, Mr. Hancock, Mr. Junck, and Mr. Todd Welstad are or were directors and officers of our Company. The amounts due consist of liabilities incurred in connection with the purchase of on-demand labor stores owned or controlled by such individuals in 2006.

(3)	Mr. Wallace is a former franchisee and is currently employed as a manager with the Company. Mr. Cardwell is a former franchisee of the Company but is not currently employed by Command Center

These notes payable were converted into shares of our Common Stock at a conversion price of $1.50 per share. The market price of our Common Stock on July 25, 2007, as reported on the OTC Bulletin Board, was $1.52. An aggregate of 413,721 shares of our Common Stock were issued in the note conversions.

New store surcharge fee. As part of the November 9, 2005 acquisition, we assumed an obligation to pay Glenn Welstad, our Chief Executive Officer and a director, $5,000 for each new on-demand labor store opened by us. Between November 2005 and September 2007, we opened 14 stores and would have required a payment to Mr. Welstad of $70,000. In lieu of a cash payment, we satisfied this obligation by issuing 50,000 shares of our Common Stock to Mr. Welstad. To fulfill all present and future obligations under this agreement, on November 14, 2007, we issued an additional 550,000 shares of our Common Stock to Mr. Welstad, representing the net present value our projected obligations under this agreement ($825,000). With the issuance of these shares, we have no further obligations under the new store surcharge agreement.

Van leases. Mr. Welstad owns Alligator LLC (“Alligator”), an automobile leasing company. Alligator provides approximately 16 vans and van drivers to us for use in transporting temporary workers to job sites at various locations within our sphere of operations. We provide fuel for the vehicles and pay Alligator a lease payment for use of the vans (average of $1,000 per van per month), plus reimbursement for the cost of the drivers (approximately $2,500 per driver or per month). As of December 28, 2007, we are current on balances owed to Alligator for van leases and drivers. We are in the process of unwinding our relationship with Alligator and expect to terminate the van leasing arrangement early in second quarter of 2008.

Building lease. In 2005, we purchased a parcel of real estate in Post Falls, Idaho, which serves as our corporate headquarters. The purchase price for the real estate and the applicable building was $1,125,000, which was paid $525,000 in cash and $600,000 advanced from John Coghlan, a former director and one of our major shareholders. On December 29, 2005, we sold the real estate and the building back to Mr. Coghlan at the original purchase price pursuant to a Sale and Leaseback Agreement. Under this Agreement, we immediately leased the building back from Mr. Coghlan and obtained a three year option to purchase the building for $1,125,000.

Viken Management. Form time-to-time in 2007, we advanced funds to Viken Management, a company controlled by Glenn Welstad, to pay obligations of Viken that were incurred prior to the roll-up of the franchisees. On November 14, 2007, the Company and Mr. Welstad agreed to offset the balance due Alligator for van lease costs and services through December 28, 2007 against the balance owed by Viken to the Company. Under this arrangement the payable and receivable net to zero.

Additional related party transactions from prior years are disclosed in our annual report filings with the Securities and Exchange Commission on Form 10-KSB for the years in question.

Our audit committee will review and report to our board of directors on any related party transaction. From time to time, the independent members of our board of directors also may form an ad hoc committee to consider transactions and agreements in which a director or executive officer of our Company has a material interest. In considering related party transactions, the members of our audit committee are guided by their fiduciary duties to our shareholders. Our audit committee does not have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties.

Compensation Committee Interlocks and Insider Participation

None of our executive officers serves as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. None of the current members of our compensation committee, nor any of their family members, has ever been one of our employees.

Promoters and Certain Control Persons

We did not have any promoters at any time during the past five fiscal years.

Item 13. Exhibits and Reports on Form 8-K

a. Exhibit Index

Exhibit No.	Description	Page #

3.1	Articles of Incorporation: previously filed as Exhibit 3.1 to Form SB-2 dated May 7, 2001, and incorporated herein by reference.

3.2	Amendment to the articles of incorporation: previously filed as Exhibit 3.1 to Form 8-K dated November 16, 2005 and incorporated herein by reference.

3.3	Amendment to the articles of incorporation - previously filed as Exhibit 3.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.

3.4	Bylaws: Previously filed as Exhibit 3(b) to Form SB-2 dated May 7, 2001 and incorporated herein by reference.

3.5	Amendment to Bylaws: previously filed as Exhibit 3.2 to Form 8-K dated November 16, 2005 and incorporated herein by reference.

10	Material Contracts

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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.

10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.

10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008and incorporated herein by reference.

31.1	Certification of Principal Executive Officer

31.2	Certification of Principal Financial and Accounting Officer

32.1	Certification of Chief Executive Officer

32.2	Certification of Principal Financial and Accounting Officer

b. Reports on Form 8-K

During the quarter ended December 28, 2007, the Company filed the following reports on Form 8-K:

Report on Form 8-K dated October 19, 2007 reporting information under Item 5.02 - Departure of Directors or Principal Officer, Election of Directors; Appointment of Principal Officers. This Form 8-K described resignations from the Board of Directors of Tommy R. Hancock, Jr., Dwight Enget and Kevin Semerad..

Report on Form 8-K dated November 7, 2007 reporting information under Item 5.02 - Departure of Directors or Principal Officer, Election of Directors; Appointment of Principal Officers. This Form 8-K described resignations from the Board of Directors of Ronald Junck and the appointment of Ralph Peterson to the Board of Driectors to fill the vacancy created by Mr. Junck’s resignation.

Report on Form 8-K dated November 30, 2007 reporting information under Item 3.02 - Unregistered Sales of Equity Securities. This Form 8-K describes the completion of a sale of 10,067,000 Units to investors at $1.00 per Unit. Each Units consisted of one share of Common Stock and a warrant to purchase one-half a share of Common Stock.

Item 14. Principal Accountant Fees and Services.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services. In its review of non-audit service fees and the appointment of its independent auditors as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining its auditors' independence. All of the services provided and fees charged by its independent auditors in 2007 and 2006 were pre-approved by the Board of Directors. Upon appointment of the audit committee, which is expected to occur in April, 2008, these functions will be performed by the audit committee.

Audit Fees. The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-QSB for 2007 and 2006 were $137,588 and $133,490, respectively.

Audit-Related Fees. Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees”, above for 2007 and 2006 were $5,000 and $5,200, respectively. These fees were for review of the Form 10-KSB.

Tax Fees. The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance billed in 2007 and 2006 were $18,400 and $3,560, respectively.

All Other Fees. There were no fees billed by DeCoria, Maichel & Teague P.S. during 2007 and 2006 for any other products or services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	CEO, President	Glenn Welstad	March 25, 2008
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	CFO, Secretary	Brad E. Herr	March 25, 2008
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive
/s/ Glenn Welstad	Officer and Director	Glenn Welstad	March 25, 2008
Signature	Title	Printed Name	Date

Principal Financial and
/s/ Brad E. Herr	Accounting Officer & Dir.	Brad E. Herr	March 25, 2008
Signature	Title	Printed Name	Date

/s/ Tom Gilbert	Director	Tom Gilbert	March 25, 2008
Signature	Title	Printed Name	Date

/s/ Ralph Peterson	Director	Ralph Peterson	March 25, 2008
Signature	Title	Printed Name	Date

/s/ Todd Welstad	Director	Todd Welstad	March 25, 2008
Signature	Title	Printed Name	Date