Form 10-Q
period 2008-03-28
Command Center, Inc.
filed 2008-05-12
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _____________ to ___________.

Commission File Number: 000-53088

COMMAND CENTER, INC.
(Exact name of issuer as specified in its charter)

Washington	91-2079472
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

3773 West Fifth Avenue, Post Falls, Idaho 83854

(Address of principal executive offices)

(208) 773-7450

(Issuer’s telephone number)

N.A.

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past ninety days.
 Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of common stock outstanding on May 12, 2008 was 36,096,720 shares.

Command Center, Inc.

Contents

FORM 10-Q
Page

PART I

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheet at March 28, 2008 and December 28, 2007	10-Q Page 4
Statements of Operations for the thirteen week periods ended March 28, 2008 and March 30, 2007	10-Q Page 5
Statements of Cash Flows for the thirteen week periods ended March 28, 2008 and March 30, 2007	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-Q Page 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 17

Item 4. Controls and Procedures	10-Q Page 17

Part II

Item 2 Unregistered Sales of Equity Securities	10-Q Page 19

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 19

Signatures	10-Q Page 20

Certifications	10-Q Page 21 – 24

10-Q

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of March 28, 2008 (unaudited) and December 28, 2007, and the related statements of operations and cash flows for the thirteen week periods ended March 28, 2008 and March 30, 2007 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 28, 2007, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 28, 2007, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
May 12, 2008

10-Q

Command Center, Inc.

Balance Sheet

	March 28, 2008	December 28, 2007
	Unaudited
Assets
CURRENT ASSETS:
Cash	$1,390,903	$580,918
Accounts receivable - trade, net of allowance for bad debts of $500,000 at March 28, 2008 and December 28, 2007	8,338,928	9,079,222
Notes and subscriptions receivable - current	-	1,953,882
Prepaid expenses, deposits, and other	1,119,429	1,610,913
Current portion of workers’ compensation risk pool deposits	1,331,950	1,150,375
Total current assets	12,181,210	14,375,310

PROPERTY AND EQUIPMENT, NET	3,114,450	3,245,506

OTHER ASSETS:
Note receivable - non-current	17,155	17,155
Workers’ compensation risk pool deposits	2,012,143	2,833,127
Goodwill	14,257,929	14,257,929
Intangible assets - net	638,358	683,275
Total other assets	16,925,585	17,791,486
	$32,221,245	$35,412,302
Liabilities and Stockholders’ Equity
CURRENT LIABILITIES:
Accounts payable	$809,968	$863,373
Line of credit facility	4,533,261	4,686,156
Accrued wages and benefits	1,183,298	1,553,536
Advances payable	100,000	100,000
Current portion of note payable	92,430	8,967
Other current liabilities	296,664	817,368
Current portion of workers’ compensation claims liability	1,331,950	1,150,375
Total current liabilities	8,347,571	9,179,775

LONG-TERM LIABILITIES:
Note payable, less current portion	-	85,655
Finance obligation	1,125,000	1,125,000
Workers’ compensation claims liability, less current portion	2,526,793	2,219,642
Total long-term liabilities	3,651,793	3,430,297

STOCKHOLDERS’ EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 36,096,720 and 35,725,050 shares issued and outstanding, respectively	36,097	35,725
Additional paid-in capital	51,011,211	51,005,159
Accumulated deficit	(30,825,427)	(28,238,654)
Total stockholders’ equity	20,221,881	22,802,230
	$32,221,245	$35,412,302

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 28,	March 30,
	2008	2007
REVENUE:
Revenue from services	$19,835,399	$22,854,400
Other income	101,690	65,452
	19,937,089	22,919,852
COST OF SERVICES:
Temporary worker costs	13,023,601	15,579,641
Workers’ compensation costs	1,753,694	1,580,284
Other direct costs of services	291,241	128,585
	15,068,536	17,288,510
GROSS PROFIT	4,868,553	5,631,342

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	4,013,935	4,581,518
Selling and marketing expenses	306,025	490,678
Transportation and travel	408,212	543,805
Office expenses	259,672	296,194
Legal, professional and consulting	411,765	535,288
Depreciation and amortization	213,796	196,273
Rents and leases	601,917	586,407
Other expenses	1,095,123	1,290,538
	7,310,445	8,520,701

LOSS FROM OPERATIONS	(2,441,892)	(2,889,359)

OTHER INCOME (EXPENSE):
Interest expense	(150,815)	(198,758)
Interest and other income	5,933	7,351
	(144,882)	(191,407)

BASIC AND DILUTED NET LOSS	$(2,586,774)	$(3,080,766)

BASIC AND DILUTED LOSS PER SHARE	$(0.07)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	35,729,137	23,596,415

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	March 28,	March 30,
	2008	2007
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,586,774)	$(3,080,766)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	213,796	196,273
Allowance for bad debts	-	9,137
Amortization of note discount	-	6,000
Common stock issued for compensation and consulting	195,553	104,917
Changes in assets and liabilities
Accounts receivable - trade	740,294	(449,312)
Accounts receivable affiliates	(173,393)	-
Prepaid expenses, deposits and other	593,997	505,704
Workers' compensation risk pool deposits	639,409	414,404
Accounts payable	(649,708)	1,122,439
Accrued expenses	(370,238)	(348,024)
Workers' compensation insurance payable	-	(610,572)
Workers' compensation claims liability	488,726	453,501
Net cash used by operating activities	(908,338)	(1,676,299)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(37,823)	(318,617)
Collections on note receivable	1,952,209	88,779
Cash paid for acquisition	-	(247,500)
Net cash provided (used) by investing activities	1,914,386	(477,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Change in checks issued and outstanding	-	364,956
Advances (payments) on line of credit facility, net	(152,895)	222,843
Related party advances payable	-	494,872
Sales of common stock	-	30,000
Costs of common stock offering and registration	(116,576)	-
Preferred stock subscribed	-	500,000
Principal payments on notes payable	73,408	(2,076)
Net cash provided (used) by financing activities	(196,063)	1,610,595
NET INCREASE (DECREASE) IN CASH	809,985	(543,042)
CASH, BEGINNING OF PERIOD	580,918	1,390,867
CASH, END OF PERIOD	$1,390,903	$847,825

See accompanying notes to unaudited financial statements.

10-Q

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

The accompanying unaudited financial statements should be read in conjunction with the audited financial statements of the Company as of and for the 52 weeks ended December 28, 2007, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 28, 2007, filed with the Securities and Exchange Commission. Certain items previously reported in specific financial statement captions have been reclassified to conform to the 2008 presentation.

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities effective December 29, 2007. There was no impact to the Company’s financial statements upon adoption. On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe that its adoption will have a material impact on the Company’s financial statements.

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

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments. This statement is effective for fiscal years and interim periods beginning after November 15, 2008.

10-Q

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 3 — EARNINGS PER SHARE:

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The Company had warrants for 6,762,803 shares of common stock outstanding at March 28, 2008. The company incurred a loss in the thirteen week period ended March 28, 2008. Accordingly, the warrant shares are anti-dilutive and no difference between basic and diluted earnings per share is reported at March 28, 2008.

NOTE 4 —EVERYDAY STAFFING LLC TAX LIABILITIES:

In February, the Company received notice from the State of Washington regarding a claim for payroll tax obligations incurred by Everyday Staffing LLC, a limited liability company controlled by Michael Moothart. At the time the notice was received, the Company owed Everyday Staffing LLC $113,349, from the acquisition of nine on-demand labor stores acquired from Everyday on June 30, 2006. With the concurrence of Everyday Staffing, the company agreed to pay the obligation to Everyday Staffing LLC through payments made against the claimed tax liabilities owed by Everyday to the State of Washington. In the thirteen week period ended March 28, 2008, the Company made payments to the State of Washington totaling $84,185 and reduced the amount payable to Everyday by that amount. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing LLC.

The Company has demanded that Everyday satisfy the tax obligations in excess of the balance owed by the Company to Everyday Staffing. If Everyday is unable or unwilling to make such payments, the Company will continue to make payments to satisfy the obligations and will pursue appropriate action against Everyday to recover any balances then due the Company. At March 28, 2008, the total amount due to the State of Washington for such taxes was $168,370. This amount has been recorded as a liability with a corresponding receivable from Everyday. The members of Everyday Staffing LLC are holding approximately 1,400,000 shares of Command Center, Inc. common stock which may be used to satisfy the Everyday tax obligation. The Company has placed stop transfer instructions with the transfer agent to restrict transfer of these shares pending resolution of the obligations.

On April 23, 2008, the Company was served by the State of Washington Department of Labor and Industries with a Notice of Successorship.  The Notice alleges that the Company, as successor to Everyday Staffing, LLC, is liable for the unpaid assessment of Everyday Staffing for industrial insurance.  The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums at $1,203,948. The Company has reviewed the financial data of Everyday Staffing during the period it operated as a Franchisee to determine the correct figures for premium assessments, payments and balances due from Everyday Staffing, LLC to the Department of Labor and Industries.  From this analysis, the Company believes that the sums due the Department, if any, are not more than a small fraction of the amount claimed. The Company has retained outside legal counsel to represent its interests in this case.  No liability has been booked for this contingency, as the amount which may eventually be due, if any, is indeterminate.  As noted above, the members of Everyday Staffing, LLC hold 1,400,000 shares of the Company's common stock on which the Company has placed stop transfer orders.  The Company believes that the value of these shares, if needed, will be more than adequate to discharge any payroll tax and industrial insurance premiums owed by Everyday.

10-Q

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 5 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at March 28, 2008 was 8.50%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At March 28, 2008, we were not in compliance with the positive cash flow and EBITDA covenants. Our lender has waived compliance with the positive cash flow and EBITDA covenants as of March 28, 2008. The balance due our lender at March 28, 2008 was $4,533,261.

NOTE 6 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

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

The workers’ compensation risk pool deposits totaled $3,344,093 as of March 28, 2008, and were classified as current and non current assets based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements. Corresponding claims liabilities at March 28, 2008 amounted to $3,858,743. Early in the second quarter, the Company deposited $800,000 with AIG to serve as additional collateral for potential future claims liabilities under the policy. Following review of our claims payment history at March 28, 2008, AIG has now requested that we pay an additional $900,000 to AIG as deposits for future claims liabilities.

We have discounted the expected liability for future losses to present value using a discount rate of 3.5%, which approximates the risk free rate on US Treasury instruments. Our expected future liabilities will be evaluated on a quarterly basis and adjustments to these calculations will be made as warranted.

10-Q

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

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

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $1,793,694 in the thirteen weeks ended March 28, 2008. Workers’ compensation expense in the first quarter, 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007 which are more mature. Our insurer has assigned higher than anticipated future claims liabilities in connection with these claims. We expect that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

NOTE 7 - FAIR VALUE MEASUREMENT:

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.  The statement requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1:	Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3:	Unobservable inputs.

The Company adopted SFAS No. 157 for financial assets and liabilities effective January 1, 2008. There was no impact to the Company’s financial statements upon adoption.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe that its adoption will have a material impact on the Company’s financial statements.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective January 1, 2008. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the three months ended March 28, 2008.

10-Q

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 8 – COMMITMENTS AND CONTINGENCIES:

Finance obligation. Our finance obligation consists of debt owed to a former officer and director upon the purchase of the Company’s headquarters. The terms of the agreement call for lease payments of $10,000 per month commencing on January 1, 2006 for a period of three years. The Company has the option anytime after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another two years under the same terms. The Company accounts for the lease payments as interest expense. The building is being depreciated over 30 years.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at March 28, 2008, except as described in Note 4. We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with a pledge of our common stock. We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.

We understand that the responsible parties have entered into payment agreements on the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

Operating leases. The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of March 28, 2008 are:

Remainder of 2008	$1,313,474
2009	911,326
2010	548,914
2011	155,181
2012	11,647

10-Q

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS OF COMMAND CENTER, INC.

NOTE 9 – STOCKHOLDERS’ EQUITY:

In the thirteen week period ended on March 28, 2008, the Company issued an aggregate of 371,667 shares of Common Stock. The shares of Common Stock were issued for payment of consulting fees, as severance pay to terminated employees, as compensation to employees, and for settlement of an obligation to an investor. Shares were issued as follows:
•	100,000 as an equity bonus to an employee for bringing in a niche market opportunity in the flagging industry. The shares were valued at $0.60 per share or $60,000 in the aggregate.
•	105,000 shares issued to current and former employees as compensation. The shares issued to employees were valued at $0.60 per share or $63,000 in the aggregate.
•
166,667 shares were issued to a former officer and director. In 2007, John Coghlan loaned the Company $500,000 and on June 30, 2007, agreed to convert the loan into common stock at $1.50 per share which was the anticipated price of a private equity financing the company was pursuing at that time. The private equity financing closed in late November, 2007 at $1.00 per share. The additional shares reduced the issuance price of the shares issued to Mr. Coghlan on the note conversion to $1.00 to keep his investment on the same footing as others that converted debt in the private equity financing.

NOTE 10 – SUBSEQUENT EVENTS:

In April, our workers’ compensation insurance carrier reviewed our loss claims and payment history and determined that our workers’ compensation insurance deposits were not adequate to fully cover the expected loss run out on the remaining claims from the May 2006 to May 2007 policy year. In order to cover the workers’ compensation risk pool deposits shortfall, our insurer has requested an additional $900,000 in deposits payable in three equal installments. The current workers’ compensation policy expires on May 12, 2008. We are currently working toward a policy renewal to cover the period from May 2008 through May 2009.

10-Q

FORM 10-Q

Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Revenue. In the quarter ended March 28, 2008, revenues were $19.9 million compared with revenues of $22.9 million in the quarter ended March 30, 2007.

The first quarter of 2008 presented a challenging business climate. With the economic downturn and media reports of a recession, our customers reacted with layoffs, cost reductions, and a general pullback from their operating plans for 2008. The economic downturn was compounded by an unusually harsh winter and poor weather conditions extending into the spring. These factors translated to a broad based decline in our business across nearly all sectors. We expect to see declines when the economy slows, but our experience indicates that the declines are typically short lived. As our customers are faced with continuing orders, they turn to on-demand labor to keep deliveries on track, and our business typically rebounds. The first quarter downturn was unusually severe and the expected rebound has taken longer to occur.

We are currently seeing marked improvement in activity levels at the store operations level and we expect the activity to translate to revenue growth in the second quarter. We spent the slow period of the first quarter focusing on sales training, staffing consolidation and reductions, and customer service and retention in order to be in a position to take advantage of opportunities when the economy picks up.

Industry Mix. The broad based pullback in our business affected most industry sectors, with the exception of transportation (up 41%), property management (up 14%) and unclassified business (up 18%). We saw significant reductions in manufacturing (down 23%), services (down 17%), construction (down 11%) and wholesale trade (down 17%).

Same Store Sales. Same store sales in the first quarter of 2008 declined 14.4% compared to the first quarter of 2007. The following table reflects the quarter over quarter comparison. The revenue totals do not include stores that were not open in both quarters, either because the stores were opened in the second, third or fourth quarters of 2007 or because the stores were closed before the start of the first quarter 2008.

Same Store SalesComparison
(Stores Open One Year or More)
# of Stores	Sales Q1 - 2008	Sales Q1 - 2007	Change	Change %
74	$18,905,943	$22,093,724	(3,187,781)	-14.4%

As noted above, the decline in same store sales in the current quarter compared to the year earlier period is attributable primarily to economic factors and harsh weather conditions that caused our customers to take a very conservative approach to staffing their operations in the first quarter of 2008. We expect improvement in the second quarter as we enter our high season. While the economic slowdown is a concern, we are targeting current sales efforts on industries and geographic areas that are still strong and we expect our business to improve even in the face of a continuing slow down of the overall economy.

10-Q

New Store Breakeven. We have opened 8 new stores since March 30, 2007. Of those stores, 5 are newly opened in the first quarter 2008. We expect new stores to generate $800,000 in gross revenue in the first twelve months of operations.

On average, new stores opened in the last twelve months break even after approximately 12 weeks of operation. Our normal new store ramp up expectation reflects a breakeven point at six months. We have been able to achieve a more rapid time to breakeven by focusing new store openings on areas with identified business opportunities. We are currently evaluating additional new store openings in areas with pre-established business to keep the ramp-up to breakeven as short as possible.

Cost of Sales and Margins. For the thirteen weeks ended March 28, 2008, cost of sales totaled $15,068,536 or 75.58% of revenue generating margins of $4,868,553 or 24.42% of revenue compared to cost of sales of $17,288,510 or 75.43% of revenue and margins of $5,631,342 or 24.57% of revenue in the year earlier period. On-demand worker wages were 57.79%, payroll taxes were 6.36% and workers’ compensation expense was 8.80% of the total cost of sales compared to 60.47%, 7.40%, and 6.89%, respectively for the thirteen weeks ended March 30, 2007. Worker wages and payroll taxes are in line with expectations for the period and reflect an improvement in year over year operations. Workers compensation is nearly 3% above our target as a result of unusual claims activity on the remaining open claims from the policy year ending May 12, 2007 (the 2006/2007 Policy) and unexpectedly high reserve deposits levels established by our insurance carrier.. The Company has 35 open claims on the 2006/2007 Policy. Our insurer has established reserves in the amount of approximately $2,000,000 to cover these potential future claims liabilities. Our assessment of the prospective future liability on these claims is substantially less than the reserves established by our insurer. We have been carrying workers compensation insurance for less than two years and our limited operating history impacts the current estimate of future claims liabilities. We continue to monitor claims history and company wide experience in workers’ compensation and are seeing incident rates trending down. We have also analyzed all closed claims for trends and have found that claims are typically settled at approximately 60% of the maximum amount reserved by our insurer for the claims liability.

10-Q

SG&A Expenses. SG&A expenses totaled $7,310,445 or 36.67% of revenue compared to $8,520,701 or 37.18% of revenue in the year earlier period. Personnel accounted for $4,013,935 or 20.13% of revenue, and General and Administrative Expenses accounted for $3,296,510 or 16.53% of revenue. After completing our equity financing near the end of the year, we were optimistic that 2008 revenues would ramp up according to our growth plans. We were staffed for the growth model and when the economic slowdown was felt in the first quarter 2008, our cost structure did not match our revenue flow. Since the end of January, we have been cutting staff and trimming other general and administrative expenses to align our costs and revenues. We expect that these efforts will be reflected in the thirteen weeks ended June 27, 2008. The reduction in SG&A expenses in 2008 when compared to 2007 reflects our continuing efforts to adjust cost structure to better match revenue flow while maintaining a perspective on future prospects for growth. Additional cost reduction steps were taken in the first quarter and we expect those cost reductions to reflect positively on our results of operations in the second quarter, 2008.

Interest and Other Expenses. In the thirteen weeks ended March 28, 2008, interest and other expenses decreased to $144,882 or 0.73% of revenue compared to $191,407 or 0.84% of revenue in the year earlier period. The decrease is primarily the result of less borrowing against the line of credit facility in 2008 following completion of an equity funding at year end.

Net Loss. In the thirteen weeks ended March 28, 2008, the net loss was $2,586,774 (12.97%) compared to $3,080,766 (13.44%) in the thirteen weeks ended March 30, 2007. The current period loss was impacted significantly by the unusual activity in workers’ compensation claims relating to the May 2006 to May 2007 policy period. Progress was made in the current period on further cost reductions that we expect will translate into improved operating results in the second quarter.

Cash Flow from Operations. In the thirteen weeks ended March 28, 2008, we used approximately $.75 million in operations. In the same period of 2007, we used approximately $1.68 million in our operations. The reduction in cash used in operations is primarily attributable to the companies focus on achieving positive cash flow from operations at current operating levels through cost cuts and right sizing of our field operations and operations support teams.

Liquidity and Capital Resources

At March 28, 2008, we had total current assets of $12,181,210 and $8,347,571, in current liabilities. We had cash of $1,390,903, and approximately $500,000 available under our line of credit facility.

Days sales outstanding on our trade accounts receivable at March 28, 2008, was 38.7 days; actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended March 28, 2008 was 0.5%. Our accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

10-Q

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at March 28, 2008 was 8.50%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at March 28, 2008 was $4,533,261.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections. At March 28, 2008, we were not in compliance with the positive cash flow and EBITDA requirements. Our lender waived compliance with the positive cash flow and EBITDA covenants and the line of credit was in good standing as of March 28, 2008.

As discussed elsewhere in this Annual Report, we acquired operating assets in 2006 from a number of entities that were previously our franchisees. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $300,000 and $500,000 and that total payroll taxes due to the Internal Revenue Service is between $900,000 and $1,500,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at March 28, 2008, except for the balance owed by Everyday Staffing LLC in excess of amounts we owed Everyday as described in Note 4 to the Financial Statements appearing in this quarterly report. We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with a pledge of our Common Stock. We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

10-Q

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations. Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We may require additional capital to fund operations during fiscal year 2008. Our capital needs will depend on the number of new stores we elect to open during the year, capital requirements to fund the renewal on our workers compensation insurance, store operating performance, our ability to control costs while we execute our growth plans, and the impact on our business from a general economic slowdown and/or recovery cycle. We currently have approximately 6.7 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2008.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

We do not believe that our business is currently subject to material exposure from the fluctuation in interest rates.

Item 4.  Controls and Procedures.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on a general framework developed by management with reference to general business, accounting and financial reporting principles.

Based upon this evaluation, we determined that there were no material weaknesses affecting our internal controls over financial reporting but that there were deficiencies in our disclosure controls and procedures as of March 28, 2008. The deficiencies noted below are being addressed through our remediation initiatives which are also described below. We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

•
As a young Company, we continue to face challenges with hiring and retaining qualified personnel in the finance department. Limitations in both the number of personnel currently staffing the finance department, and in the skill sets employed by such persons, create difficulties in the segregation of duties essential for sound internal controls.

10-Q

•
Documentation of proper accounting procedures is not yet complete and some of the documentation that exists has not yet been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system.

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2007 and through the first quarter of 2008. The accounting and information technology departments are working closely to identify and address system interface issues. We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system. We have also made a concerted effort to hire and retain qualified personnel in the accounting department. We have retained experts when necessary to address complex transactions are entered into. Management believes that actions taken and the follow-up that will occur during 2008 collectively will effectively eliminate the above deficiencies.

During the remainder of 2008, we plan to conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed. Our assessment of internal controls over financial reporting will be subject to audit for the fifty-two week period ending December 25, 2009.

Our management and Board of Directors does  not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions."

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended March 28, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

10-Q

PART II

Item 2. Unregistered Sales of Equity Securities.

In the thirteen week period ended on March 28, 2008, the Company issued an aggregate of 371,667 shares of Common Stock. The shares of Common Stock were issued for payment of consulting fees, as severance pay to terminated employees, as compensation to employees, and for settlement of an obligation to an investor. All of these sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions. In each instance, the investors acquired the securities for investment purposes only and not with a view to resale. The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation. Shares were issued as follows:
•	100,000 as an equity bonus to an employee for bringing in a niche market opportunity in the flagging industry. The shares were valued at $0.60 per share or $60,000 in the aggregate.
•	105,000 shares issued to current and former employees as compensation. The shares issued to employees were valued at $0.60 per share or $63,000 in the aggregate.
•
166,667 shares were issued to a former officer and director. In 2007, John Coghlan loaned the Company $500,000 and on June 30, 2007, agreed to convert the loan into common stock at $1.50 per share which was the anticipated price of a private equity financing the company was pursuing at that time. The private equity financing closed in late November, 2007 at $1.00 per share. The additional shares reduced the issuance price of the shares issued to Mr. Coghlan on the note conversion to $1.00 to keep his investment on the same footing as others that converted debt in the private equity financing.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Page #
31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 20
31.2	Certification of Brad E. Herr, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 21
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 22
32.1	Certification of Brad E. Herr, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 23

10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 12, 2008
Signature	Title	Printed Name	Date

/s/Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	May 12, 2008
Signature	Title	Printed Name	Date

10-Q