Form 10-Q
period 2008-06-27
Command Center, Inc.
filed 2008-08-14
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2008

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
Yes ☐  No ☒

The number of shares of common stock outstanding on August 8, 2008 was 36,130,053 shares.

Command Center, Inc.

Contents

FORM 10-Q

Page

PART I

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheet at June 27, 2008 and December 28, 2007	10-Q Page 4
Statements of Operations for the thirteen and twenty-six week periods ended June 27, 2008 and June 29, 2007	10-Q Page 5
Statements of Cash Flows for the twenty-six week periods ended June 27, 2008 and June 29, 2007	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-Q Page 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 19

Item 4. Controls and Procedures	10-Q Page 20

Part II

Item 2 Unregistered Sales of Equity Securities	10-Q Page 21

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 22

Signatures	10-Q Page 22

Certifications

10-Q Page 2

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of June 27, 2008 (unaudited) and December 28, 2007, and the related statements of operations and cash flows for the thirteen and twenty-six week periods ended June 27, 2008 and June 29, 2007 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 28, 2007, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 28, 2007, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 13, 2008

10-Q Page 3

Command Center, Inc.

 Balance Sheet

	June 27, 2008	December 28, 2007
	Unaudited
Assets
CURRENT ASSETS:
Cash	$2,507,985	$580,918
Accounts receivable, net of allowance for bad debts of $500,000 at June 27, 2008 and December 28, 2007	8,657,753	9,079,222
Notes and subscriptions receivable - current	173,313	1,953,882
Prepaid expenses, deposits, and other	2,235,057	1,610,913
Current portion of workers' compensation risk pool deposits	1,500,000	1,150,375
Total current assets	15,074,108	14,375,310

PROPERTY AND EQUIPMENT, NET	2,980,111	3,245,506

OTHER ASSETS:
Note receivable - non-current	17,155	17,155
Workers' compensation risk pool deposits	4,297,650	2,833,127
Goodwill	14,257,929	14,257,929
Intangible assets - net	593,559	683,275
Total other assets	19,166,293	17,791,486
	$37,220,512	$35,412,302
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,449,472	$1,459,676
Line of credit facility	4,474,871	4,686,156
Accrued wages and benefits	1,324,947	1,553,536
Advances payable	-	100,000
Current portion of notes payable, net of discount	1,916,944	230,032
Workers' compensation insurance and risk pool deposits payable	3,046,443	-
Current portion of workers' compensation claims liability	1,500,000	1,150,375
Total current liabilities	13,712,677	9,179,775

LONG-TERM LIABILITIES:
Note payable, less current portion	-	85,655
Finance obligation	1,125,000	1,125,000
Workers' compensation claims liability, less current portion	3,250,000	2,219,642
Total long-term liabilities	4,375,000	3,430,297

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding
Common stock - 100,000,000 shares, $0.001 par value, authorized; 36,130,053 and 35,725,050 shares issued and outstanding, respectively	36,130	35,725
Additional paid-in capital	51,324,588	51,005,159
Accumulated deficit	(32,227,883)	(28,238,654)
Total stockholders' equity	19,132,835	22,802,230
	$37,220,512	$35,412,302

See accompanying notes to unaudited financial statements.

10-Q Page 4

Command Center, Inc.

 Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007	June 27, 2008	June 29, 2007
REVENUE:
Staffing services revenue	$21,092,331	$25,061,008	$40,927,729	$47,915,408
Other income	154,045	60,400	255,735	125,852
Total revenue	21,246,376	25,121,408	41,183,464	48,041,260

COST OF STAFFING SERVICES	16,296,123	17,899,936	31,364,658	35,188,446

GROSS PROFIT	4,950,253	7,221,472	9,818,806	12,852,814

OPERATING EXPENSES:
Compensation and related expenses	3,288,251	4,633,082	7,302,186	9,214,599
Selling and marketing expenses	218,073	354,043	524,098	844,721
Professional expenses	136,660	405,797	548,425	941,085
Depreciation and amortization	215,030	211,135	428,826	407,408
Rent	691,291	644,295	1,293,207	1,230,702
Other expenses	1,656,871	1,910,935	3,419,880	4,041,473
Total operating expenses	6,206,176	8,159,287	13,516,622	16,679,988

LOSS FROM OPERATIONS	(1,255,923)	(937,815)	(3,697,816)	(3,827,174)

OTHER INCOME (EXPENSE):
Interest expense	(141,254)	(384,154)	(292,069)	(582,912)
Other income (expense)	(5,278)	2,301	656	9,652
Total other income (expense)	(146,532)	(381,853)	(291,413)	(573,260)

NET LOSS	$(1,402,455)	$(1,319,668)	$(3,989,229)	$(4,400,434)

LOSS PER SHARE - BASIC	$(0.04)	$(0.06)	$(0.11)	$(0.19)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,097,086	23,844,680	35,911,070	23,724,395

See accompanying notes to unaudited financial statements.

10-Q Page 5

Command Center, Inc.

 Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
	June 27, 2008	June 29, 2007
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,989,229)	$(4,400,434)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	429,538	407,408
Allowance for bad debts	-	30,000
Stock issued for interest and compensation	123,000	180,640
Changes in assets and liabilities
Accounts receivable, net	421,469	(256,664)
Due from affiliates	(171,640)	-
Prepaid expenses, deposits and other	(624,144)	(1,705,096)
Workers' compensation risk pool deposits	(1,814,148)	(3,162,607)
Accounts payable - trade	(10,204)	481,180
Amounts due to affiliates	-	(982,315)
Accrued wages and benefits	(228,589)	2,096,807
Workers' compensation insurance and risk pool deposits payable	3,046,443	3,351,815
Workers' compensation claims liability	1,379,983	923,270
Total adjustments	2,551,708	1,364,438
Net cash used by operating activities	(1,437,521)	(3,035,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(73,715)	(406,559)
Purchase of Anytime Labor	-	(247,500)
Collections on note receivable	74,209	118,384
Net cash provided by (used by) investing activities	494	(535,675)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (payments) on line of credit facility	(211,285)	286,414
Change in checks issued and outstanding	-	(849,396)
Proceeds received from short-term note	1,740,000	2,115,279
Proceeds allocated to warrants issued in connection with short-term note	260,000
Collections of common stock subscriptions	1,878,000
Sale of common stock	-	730,000
Principal payments on notes payable	(139,455)	-
Costs of common stock offering and registration	(163,166)	-
Net cash provided by financing activities	3,364,094	2,282,297

NET INCREASE (DECREASE) IN CASH	1,927,067	(1,289,374)
CASH, BEGINNING OF PERIOD	580,918	1,390,867
CASH, END OF PERIOD	$2,507,985	$101,493

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of:
Prepaid expenses	-	390,860
Assets acquired in Anytime Labor purcahse	-	912,000
Total	$-	$1,302,860
Debt assumed in Anytime Labor purchase	$-	$252,500

See accompanying notes to unaudited financial statements.

10-Q Page 6

NOTE 1 — BASIS OF PRESENTATION:

The accompanying unaudited financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America and reflect all normal recurring adjustments which, in the opinion of Management of the Company, are necessary to a fair presentation of the results for the periods presented. The results of operations for such periods are not necessarily indicative of the results expected for the full fiscal year or any future period. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ significantly from these estimates.

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

NOTE 2 — RECENT ACCOUNTING PRONOUNCEMENTS:

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” or SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The standard is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company adopted SFAS No. 157 for financial assets and liabilities effective December 29, 2007. There was no impact to the Company’s financial statements upon adoption.

The statement requires that fair value measurements be classified and disclosed in one of the three categories:

Level 1:	Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

Level 2:	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

Level 3:	Unobservable inputs.

On February 12, 2008, the FASB issued FASB Staff Position (FSP) FAS No. 157-2. This FSP permits a delay in the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, at least annually. The Company does not believe that adoption of the FSP will have a material impact on the Company’s financial statements.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective December 29, 2007. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the thirteen weeks ended June 27, 2008.

10-Q Page 7

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

NOTE 3 — EARNINGS PER SHARE:

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. The Company had warrants and options for 7,762,803 shares of common stock outstanding at June 27, 2008. The company incurred a loss in the twenty-six week period ended June 27, 2008. Accordingly, the warrant shares are anti-dilutive and only basic earnings per share is reported at June 27, 2008.

NOTE 4 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at June 27, 2008 was 7.5%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At June 27, 2008, we were not in compliance with the EBITDA and tangible net worth covenants. Our lender has waived compliance with the EBITDA and tangible net worth covenants as of June 27, 2008. The balance due our lender at June 27, 2008 was $4,474,871.

10-Q Page 8

NOTE 5 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain large deductible workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and Arch Insurance Group. The Arch Policy covers our workers in the State of California for the period from June 27, 2008 through June 27, 2009. The AMS policy covers all other states (except the monopolistic states of Washington and North Dakota) for the premium year from May 13, 2008 through May 12, 2009. While we have primary responsibility for all claims in non-monopolistic states, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of the $250,000 deductible on a “per occurrence” basis. This results in our being substantially self-insured. Prior to the inception of the AMS and Arch policies, we were insured by American International Group (“AIG”).

Under the policies, we make payments into a risk pool fund to cover claims within our self-insured layer. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Correspondingly, if our workers’ compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.

The workers’ compensation risk pool deposits totaled $5,797,650 as of June 27, 2008, and were classified as current and non current assets based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements. Corresponding claims liabilities at June 27, 2008 amounted to $4,750,000.

We have discounted the expected liability for future losses to present value using a discount rate of 3.5%, which approximates the risk free rate on US Treasury instruments. Our expected future liabilities will be evaluated on a quarterly basis and adjustments to these calculations will be made as warranted.

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements do not reflect liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount, insurance premiums, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $3,768,923 in the twenty-six weeks ended June 27, 2008. Workers’ compensation expense in the first two quarters of, 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007. Our insurer has assigned higher than anticipated future claims liabilities in connection with these claims. We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

10-Q Page 9

NOTE 6 – SHORT-TERM DEBT:

On June 24, 2008, the Company entered into an agreement with Sonoran Pacific Resources, LLP to borrow $2,000,000 against a Promissory Note. The Note bears interest at 15% per annum with interest only payments through January, 2009. The Note calls for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009. The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share. The warrant was valued at $260,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement. The warrant value, was recorded as note discount, and the note discount will be amortized to interest expense over the life of the note. The warrant expires on July 1, 2011.

NOTE 7 —EVERYDAY STAFFING LLC TAX LIABILITIES:

On June 30, 2006, the Company acquired three locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 1,459,441 shares of Command Center, Inc. common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, the Company booked a note payable to Everyday Staffing in the amount of $113,349. In early 2008, the Company received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that that arose prior to the acquisition date of June 30, 2006. The State requested that the Company pay the amounts due under a theory of successor liability. Subsequently, a second claim for successor liability was received by the Company. These two claims are described below.

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that the amount was in dispute and that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall a tax lien filing against Command, the Company agreed to make payments on the debt with a corresponding offset to the Everyday Staffing note payable amount. The Company had discussions with Mr. Moothart and Everyday Staffing and based on those discussions expected that Everyday Staffing would be responsible for the tax obligation in excess of the amounts due Everyday Staffing under the note payable. In the thirteen weeks ended June 27, 2008, the Company made payments on the business and occupations and excise tax obligations totaling approximately $168,000. During this time, the Company learned that Everyday was ignoring its obligations to the Company and the State of Washington. At June 27, 2008, the total amount remaining due to the State of Washington for business and occupation and excise taxes was $84,185 and the receivable due from Everyday Staffing was $55,021. The Company has recorded a liability for $84,185 and a receivable for $55,021 as of June 27, 2008 relating to this matter.

10-Q Page 10

The second claim relates to Everyday Staffing liabilities for industrial insurance premiums that the State of Washington asserts were never paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums at $1,203,948. The Company and Everyday Staffing have disputed the amount due and the Company has referred the matter to counsel. The amount claimed by the State is based on an audit of Everyday in which the auditor appears to have made arbitrary assignments of workers compensation job codes and other estimates of amounts due. The Company’s review of Everyday Staffing financial records indicates that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance. This review is continuing. At this time, the amount of the claims and the Company’s responsibility for such claims remain in dispute. Management intends to vigorously contest these claims and believes that the potential liability, if any, is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Should the State of Washington prevail on its claims, Management believes that the resulting liability will not have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods.

In response to the state claims for payment of Everyday Staffing liabilities, the Company has recently filed a lawsuit against Everyday Staffing seeking indemnification and monetary damages. The members of Everyday Staffing own approximately 1,400,000 shares of Command Center, Inc. common stock which may be used to satisfy the Everyday Staffing tax obligations and/or the obligations to the Company. The Company has placed stop transfer instructions with the transfer agent to restrict transfer of these shares pending resolution of the obligations. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing.

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

10-Q Page 11

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $500,000 and $600,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at June 27, 2008, except as described in Note 4. We have obtained indemnification agreements from the selling entities for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with a pledge of our common stock. We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have entered into payment agreements on the many of the tax obligations and expect to resolve these debts in full within the next twelve months.

Pending litigation. The Company’s former Chief Financial Officer has filed a lawsuit against the Company for breach of his executive employment contract claiming that he was terminated without cause and seeking damages of one year salary, attorney fees and certain other relief. The matter is currently in the discovery phase. Management of the Company asserts that the former CFO was terminated for cause and is entitled to nothing under his executive employment agreement. Management intends to vigorously defend this action and believes the loss, if any resulting from the suit will not have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods. Accordingly, no liability or reserve has been established for this matter. Quarterly reviews of the case will be conducted and if it appears probable or reasonably possible that the Company will incur liability on the former CFO’s claims, and the amount is reasonably estimable, a liability reserve will be established.

Operating leases. The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of June 27, 2008 are:

Remainder of 2008	$754,603
2009	1,013,359
2010	683,955
2011	297,417
2012	148,219

NOTE 9 – STOCKHOLDERS’ EQUITY:

During the thirteen week period ended on June 27, 2008, the Company issued warrants for 1,000,000 shares of common stock in conjunction with a short term loan agreement where the Company borrowed $2,000,000 (see Note 6). We also issued 33,333 shares of Common Stock relating to a stock subscription payable at $3.00 per share that was placed in 2006.

10-Q Page 12

FORM 10-Q

Part I, Item 2. Management’s Discussion and Analysis or Plan of Operations.

Thirteen Weeks Ended June 27, 2008 Compared to the Thirteen Weeks Ended June 29, 2007.

Revenue. In the thirteen weeks ended June 27, 2008, revenues were $21.2 million compared with revenues of $25.1 million in the thirteen weeks ended June 29, 2007.

The second quarter of 2008 continued to present a challenging business climate. The economic downturn in 2008 resulted in a broad based slowdown in our business when compared to 2007. As a result of the worsening economic picture beginning early in 2008, we took action to close a number of stores located in the hardest hit areas and slowed our new store opening plan while we waited for the business climate to improve. Store closures impacted top line revenue. We operated 62 store locations on June 27, 2008 compared to 74 locations at June 29, 2007.

We operate in a market where we expect to see declines when the economy slows, but our experience indicates that the declines are typically short lived. As our customers are faced with continuing orders, they turn to on-demand labor to keep deliveries on track, and our business typically rebounds. The 2008, the downturn has been unusually severe and the expected rebound has taken longer to occur.

Second quarter improvement in activity levels at the store operations level is expected to translate to continuing revenue growth in the remainder of 2008. Revenue grew to $21.2 million in the thirteen weeks ended June 27, 2008 compared to $19.9 million in the thirteen weeks ended March 28, 2008, an increase of 6.5%. We spent the first two quarters of 2008 focusing on sales training, staffing consolidation and reductions, and customer service and retention in order to take advantage of available opportunities in a difficult economy and to be well positioned to take capitalize opportunities when the economy recovers.

Industry Mix. The broad based pullback in our business affected most industry sectors. As a percentage of total revenue, comparing the thirteen weeks ended June 27, 2008 to the thirteen weeks ended June 29, 2007, we saw increases in construction, manufacturing, and services with decreases in transportation and other sectors. In real dollar terms, however, we saw declines in gross revenues from construction, manufacturing, services and transportation. Our size as a regional provider of on-demand labor also impacted our business in areas that were hard hit by the economic downturn.

Same Store Sales. Same store sales in the thirteen weeks ended June 27, 2008 declined 9.9% compared to the thirteen weeks ended June 29, 2007. The following table reflects the quarter over quarter comparison. The revenue totals do not include stores that were not open in both quarters.
	Q2-2008	Q2-2007	Change
Gross Revenue	$18,925,094	$21,002,472	-9.9%

10-Q Page 13

As noted above, the decline in same store sales in the current quarter compared to the year earlier period is attributable primarily to economic factors and fuel costs that caused our customers to take a conservative approach to staffing their operations in the second quarter of 2008. Compared to the first quarter of 2008 which saw an 8.8% decline, we saw further erosion of sales in the second quarter. We expect improvement in the third quarter as we enter our high season. While the economic slowdown is a concern, we are targeting current sales efforts on industries and geographic areas that are still strong and we expect our business to improve in spite of a continuing slow down of the overall economy.

Store Development. We opened one store and closed fourteen stores in the thirteen weeks ended June 27, 2008. We also closed six additional locations in July. We currently operate 62 stores in twenty states. Store closures are the result of the weak economy. Closed stores were located in areas that were hardest hit by the economic downturn or were located in areas with multiple locations where we were able to reduce costs while continuing to service our customers through our other location(s) in that area. We are currently evaluating new store openings in areas where we have existing customer demand. We are also focused on increasing revenues in our remaining stores with sales and customer service training programs.

We expect new stores to generate $800,000 in revenue in the first year of operations. Our normal new store ramp up expectation reflects a breakeven point at six months.

Near the end of 2007, we prepared a business plan which provided for an aggressive store opening schedule in anticipation of revenue growth in our existing stores beginning early in 2008. Capital for new store growth was available from our recently completed private offering which closed in November and December, 2007, and we anticipated continuing growth in our business. As reflected above, our business in the first half of 2008 has been significantly impacted by the economic downturn. Our cash position was also impacted by collateral demands by our workers’ compensation insurance carrier relating to claims filed against the first policy period from May 13, 2006 through May 12, 2007. These factors combined to force a reassessment of our growth plans. In order to conserve cash, we embarked on an aggressive cost cutting program, closed a number of non-performing stores, and froze our store opening plan.

Our workers’ compensation costs remained high in the second quarter due to claims filed in the first policy year from May 2006 through May 2007. We expect that workers’ compensation costs will moderate in the third quarter and lower workers’ compensation costs will translate into improved margins in the last half of the year. Once we are consistently profitable, we will reevaluate the store opening plan with a target of top line growth that produces bottom line profitability. The high level of uncertainty in our markets will also factor into our future business plans.

Cost of Sales and Margins. For the thirteen weeks ended June 27, 2008, cost of sales totaled $16.3 million or 76.7% of revenue generating margins of $5.0 million or 23.3% of revenue compared to cost of sales of $17.9 million or 71.3% of revenue and margins of $7.2 million or 28.7% of revenue in the year earlier period. On-demand worker wages were 59.1%, and workers’ compensation expense was 9.5% of the total cost of sales compared to 58.6% and 5.4%, respectively for the thirteen weeks ended June 29, 2007. Worker wages are in line with expectations for the period.

10-Q Page 14

Workers compensation is 4.1% above our target as a result of claims activity on the remaining open claims from the policy year ending May 12, 2007 (the 2006/2007 Policy) and high reserve deposits levels established by our insurance carrier. The Company has 35 open claims on the 2006/2007 Policy. Our insurer has established reserves in the amount of approximately $2,000,000 to cover these potential future claims liabilities. Our assessment of the prospective future liability on these claims is substantially less than the reserves established by our insurer. Our workers compensation program has been in effect for two years and our limited operating history impacts the current estimate of future claims liabilities. Limited claims history results in application of industry wide standard loss development factors that are higher than we expect over the long term in our industry niche. We continue to monitor claims history and company wide experience in workers’ compensation. Incident rates have been trending down in the second and third policy periods. As we develop additional experience, we expect to see reduced workers compensation costs in future periods.

SG&A Expenses. SG&A expenses totaled $6.2 million or 29.2% of revenue compared to $8.2 million or 32.5% of revenue in the year earlier period. The reduction in SG&A expenses was driven primarily by reduced staffing costs and lower professional fees. Staffing costs were 15.5% in the thirteen weeks ended June 27, 2008 compared to 18.4% in the thirteen weeks ended June 29, 2007. Professional fees were 0.6% in the thirteen weeks ended June 27, 2008 compared to 1.6% in the thirteen weeks ended June 29, 2007

Interest and Other Expenses. In the thirteen weeks ended June 27, 2008, interest and other expenses decreased to $146,532 or 0.7% of revenue compared to $381,853 or 1.5% of revenue in the year earlier period. The decrease is primarily the result of less borrowing against the line of credit facility in 2008, and less reliance on other high interest forms of borrowing.

Net Loss. In the thirteen weeks ended June 27, 2008, the net loss was $1.4 million (6.6%) compared to $1.3 million (5.3%) in the thirteen weeks ended June 29, 2007. The current period loss was impacted significantly additional reserve requirements of our insurance carrier for workers’ compensation claims relating to the May 2006 to May 2007 policy period. Progress was made in the current period on further cost reductions that we expect will translate into improved operating results in the third quarter.

Twenty-six Weeks Ended June 27, 2008 Compared to the Twenty-six Weeks Ended June 29, 2007.

Revenue. In the twenty-six weeks ended June 27, 2008, revenues were $41.2 million compared with revenues of $48.0 million in the twenty-six weeks ended June 29, 2007.

10-Q Page 15

The first half of 2008 continued to present a challenging business climate. The economic downturn and higher fuel costs in 2008 resulted in a broad based slowdown in our business when compared to 2007. As a result of the worsening economic picture beginning early in 2008, we took action to close a number of stores located in the hardest hit areas and slowed our new store opening plan while we waited for the business climate to improve. Store closures impacted top line revenue. We operated 62 store locations on June 27, 2008 compared to 74 locations at June 29, 2007.

Industry Mix. The broad based pullback in our business affected most industry sectors. As a percentage of total revenue, comparing the twenty-six weeks ended June 27, 2008 to the twenty-six weeks ended June 29, 2007, we saw increases in construction, manufacturing, and services with decreases in transportation and other sectors. In real dollar terms, however, we saw declines in gross revenues from all markets. Our size as a regional provider of on-demand labor also impacted our business in areas that were hard hit by the economic downturn.

Same Store Sales. Same store sales in the twenty-six weeks ended June 27, 2008 declined 9.4% compared to the twenty-six weeks ended June 29, 2007. The following table reflects the quarter over quarter comparison. The revenue totals do not include stores that were not open in both quarters.
	Twenty-six Weeks -2008	Twenty-six Weeks - 2007	Change
Gross Revenue	$35,919,216	$39,640,373	-9.4%

As noted above, the decline in same store sales in the current quarter compared to the year earlier period is attributable primarily to economic factors and fuel costs that caused our customers to take a conservative approach to staffing their operations in the second quarter of 2008. Compared to the first quarter of 2008 which saw a 9.4% decline, we saw marginal improvement in the second quarter. We expect continuing improvement in the third quarter as we enter our high season. While the economic slowdown is a concern, we are targeting current sales efforts on industries and geographic areas that are still strong and we expect our business to improve in spite of a continuing slow down of the overall economy.

Store Development. We opened seven stores and closed twenty-three stores in the twenty-six weeks ended June 27, 2008. We also closed six additional locations in July. We currently operate sixty-two stores in twenty states. Store closures are the result of the weak economy. Closed stores were located in areas that were hardest hit by the economic downturn or were located in areas with multiple locations where we were able to reduce costs while continuing to service our customers through our other location(s) in that area. We are currently evaluating new store openings in areas where we have existing customer demand. We are also focused on increasing revenues in our remaining stores with sales and customer service training programs.

We expect new stores to generate $800,000 in revenue in the first year of operations. Our normal new store ramp up expectation reflects a breakeven point at six months.

Cost of Sales and Margins. For the twenty-six weeks ended June 27, 2008, cost of sales totaled $31.4 million or 76.2% of revenue generating margins of $9.8 million or 23.8% of revenue compared to cost of sales of $35.2 million or 73.2% of revenue and margins of $12.9 million or 26.8% of revenue in the year earlier period. On-demand worker wages were 58.4%, and workers’ compensation expense was 9.2% of the total cost of sales compared to 58.6% and 5.4%, respectively for the twenty-six weeks ended June 29, 2007. Worker wages are in line with expectations for the period.

10-Q Page 16

Workers compensation is 3.7% above our target as a result of claims activity on the remaining open claims from the policy year ending May 12, 2007 (the 2006/2007 Policy) and high reserve deposits levels established by our insurance carrier. The Company has 35 open claims on the 2006/2007 Policy. Our insurer has established reserves in the amount of approximately $2,000,000 to cover these potential future claims liabilities. Our assessment of the prospective future liability on these claims is substantially less than the reserves established by our insurer. Our workers compensation program has been in effect for two years and our limited operating history impacts the current estimate of future claims liabilities. Limited claims history results in application of industry wide standard loss development factors that are higher than we expect over the long term in our industry niche. We continue to monitor claims history and company wide experience in workers’ compensation and are seeing incident rates trending down and loss experience on the second and third policy periods. As we develop additional experience, we expect to see reduced workers compensation costs in future periods.

SG&A Expenses. SG&A expenses totaled $13.5 million or 32.8% of revenue compared to $16.7 million or 34.7% of revenue in the year earlier period. The reduction in SG&A expenses was driven primarily by reduced staffing costs and lower professional fees. Staffing costs were 17.73% in the twenty-six weeks ended June 27, 2008 compared to 19.2% in the twenty-six weeks ended June 29, 2007. Professional fees were 1.3% in the twenty-six weeks ended June 27, 2008 compared to 2.0% in the twenty-six weeks ended June 29, 2007

Interest and Other Expenses. In the twenty-six weeks ended June 27, 2008, interest and other expenses decreased to $291,413 or 0.7% of revenue compared to $573,260 or 1.2% of revenue in the year earlier period. The decrease is primarily the result of less borrowing against the line of credit facility in 2008, and less reliance on other high interest forms of borrowing.

Net Loss. In the twenty-six weeks ended June 27, 2008, the net loss was $4.0 million (9.7%) compared to $4.4 million (9.2%) in the twenty-six weeks ended June 29, 2007. The current period loss was impacted significantly by the unusual activity in workers’ compensation claims relating to the May 2006 to May 2007 policy period. Progress was made in the current period on further cost reductions that we expect will translate into improved operating results in the third quarter.

Cash Flow from Operations. In the twenty-six weeks ended June 27, 2008, we used approximately $1.4 million in operations. In the same period of 2007, we used approximately $3.0 million in our operations. The reduction in cash used in operations is primarily attributable to our cost reduction efforts and right sizing of our field operations and operations support teams to match our revenue during the current economic downturn.

10-Q Page 17

Liquidity and Capital Resources

At June 27, 2008, we had total current assets of $15.1 million and $13.7 million in current liabilities. We had cash of $2.5 million and approximately $330,000 available under our line of credit facility.

Days sales outstanding on our trade accounts receivable at June 27, 2008, was 38.8 days; actual bad debt write-off expense as a percentage of total customer invoices during the twenty-six weeks ended June 27, 2008 was 0.1%. Our accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at June 27, 2008 was 7.5%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at June 27, 2008 was $4,474,871.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections. At June 27, 2008, we were not in compliance with the EBITDA requirement. Our lender waived compliance with the EBITDA covenants and the line of credit was in good standing as of June 27, 2008.

10-Q Page 18

As discussed elsewhere in this Quarterly Report, we acquired operating assets in 2006 from a number of entities that were previously our franchisees. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $500,000 and $600,000. Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at June 27, 2008, except for the balance owed by Everyday Staffing LLC in excess of amounts we owed Everyday as described in Note 7 to the Financial Statements appearing in this quarterly report. We have obtained indemnification agreements from the selling entities for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement with a pledge of our Common Stock. We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have entered into payment agreements for many of the tax obligations and expect to resolve these debts in full within the next twelve months.

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations. Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We may require additional capital to fund operations during fiscal year 2008. Our capital needs will depend on the number of new stores we elect to open during the year, capital requirements to fund our workers compensation insurance, store operating performance, our ability to control costs while we execute our growth plans, and the impact on our business from a general economic slowdown and/or recovery cycle. We currently have approximately 7.7 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2008.

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

10-Q Page 19

Item 4. Controls and Procedures.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on a general framework developed by management with reference to general business, accounting and financial reporting principles.

Based upon this evaluation, we determined that there were no material weaknesses affecting our internal controls over financial reporting but that there were deficiencies in our disclosure controls and procedures as of June 27, 2008. The deficiencies noted below are being addressed through our remediation initiatives which are also described below. We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

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

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2007 and through the first two quarters of 2008. We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system. We have retained experts when necessary to address complex transactions. Management believes that actions taken and the follow-up that will occur during 2008 collectively will effectively eliminate the above deficiencies.

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

10-Q Page 20

Our management and Board of Directors does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the thirteen weeks ended June 27, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities.

In the thirteen week period ended on June 27, 2008, the Company issued an aggregate of 33,333 shares of Common Stock. The shares of Common Stock were issued for an investment in a private offering that occurred in 2006. The investment proceeds were received in 2006 but the paper work associated with the investment was not processed until the Company was contacted by the investor. The sale of unregistered securities was made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions. The investor acquired the securities for investment purposes only and not with a view to resale. The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

10-Q Page 21

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit Index

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

b. Reports on Form 8-K

During the quarter ended June 27, 2008, the Company filed the following reports on Form 8-K:

Report on Form 8-K dated June 24, 2008 reporting information under Items 1.01, 2.03, 7.01 and 9.01 relating to an agreement to borrow $2,000,000 on a short-term note.

Report on Form 8-K dated June 23, 2008 reporting information under Items 5.02, 7.01 and 9.01 relating to the resignation of Thomas E. Gilbert as a director and the appointment of John Schneller to fill the vacancy created by Mr. Gilbert’s resignation..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 13, 2008
Signature	Title	Printed Name	Date

/s/Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	August 13, 2008
Signature	Title	Printed Name	Date

10-Q Page 22