Form 10-Q
period 2008-09-26
Command Center, Inc.
filed 2008-11-10
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2008

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
Yes ☐ No ☒

The number of shares of common stock outstanding on November 10, 2008 was 36,230,053 shares.

Command Center, Inc.

Contents

FORM 10-Q
Page
PART I

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheets at September 26, 2008 and December 28, 2007	10-Q Page 4
Statements of Operations for the thirteen and thirty-nine week periods ended September 26, 2008 and September 28, 2007	10-Q Page 5
Statements of Cash Flows for the thirty-nine week periods ended September 26, 2008 and September 28, 2007	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-Q Page 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 20

Item 4. Controls and Procedures	10-Q Page 20

PART II

Item 2. Unregistered Sales of Equity Securities	10-Q Page 22

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 22

Signatures	10-Q Page 23

Certifications	10-Q Page 24 – 27

10-Q

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of September 26, 2008 (unaudited) and December 28, 2007, the related statements of operations for the thirteen and thirty-nine week periods ended September 26, 2008 and September 28, 2007, and the statements of cash flows for the thirty-nine week periods ended September 26, 2008 and September 28, 2007, were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 28, 2007, and the notes thereto contained in the Company’s annual report on Form 10-KSB for the 52 weeks ended December 28, 2007, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
November 10, 2008

10-Q

Command Center, Inc.

Balance Sheets

	September 26, 2008	December 28, 2007
	(Unaudited)
Assets
CURRENT ASSETS:
Cash	$1,387,859	$580,918
Accounts receivable, net of allowance for bad debts of $500,000 at September 26, 2008 and December 28, 2007	9,473,062	9,079,222
Notes from affiliates, subscriptions receivable, and other receivables - current	363,516	1,953,882
Prepaid expenses, deposits, and other	1,591,679	1,610,913
Current portion of workers' compensation risk pool deposits	1,500,000	1,150,375
Total current assets	14,316,116	14,375,310

PROPERTY AND EQUIPMENT, NET	2,844,473	3,245,506

OTHER ASSETS:
Note receivable, less current portion	17,155	17,155
Workers' compensation risk pool deposits, less current portion	3,691,302	2,833,127
Goodwill	14,257,929	14,257,929
Intangible assets - net	548,398	683,275
Total other assets	18,514,784	17,791,486
	$35,675,373	$35,412,302
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,125,459	$1,459,676
Line of credit facility	5,110,030	4,686,156
Accrued wages and benefits	1,073,013	1,553,536
Advances payable	-	100,000
Current portion of notes payable, net of discount	1,980,476	230,032
Workers' compensation insurance and risk pool deposits payable	1,527,251	-
Current portion of workers' compensation claims liability	1,500,000	1,150,375
Total current liabilities	12,316,229	9,179,775

LONG-TERM LIABILITIES:
Note payable, less current portion	-	85,655
Finance obligation	1,125,000	1,125,000
Workers' compensation claims liability, less current portion	3,182,128	2,219,642
Total long-term liabilities	4,307,128	3,430,297

COMMITMENTS AND CONTINGENCIES (Notes 7 and 8)

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding
Common stock - 100,000,000 shares, $0.001 par value, authorized; 36,230,053 and 35,725,053 shares issued and outstanding, respectively	36,230	35,725
Additional paid-in capital	51,359,488	51,005,159
Accumulated deficit	(32,343,702)	(28,238,654)
Total stockholders' equity	19,052,016	22,802,230
	$35,675,373	$35,412,302

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2008	September 28, 2007	September 26, 2008	September 28, 2007
REVENUE:
Staffing services revenue	$21,747,587	$26,242,962	$62,675,317	$74,158,370
Other income	122,928	136,832	378,662	262,684
Total revenue	21,870,515	26,379,794	63,053,979	74,421,054

COST OF STAFFING SERVICES	16,087,350	18,473,276	47,452,008	53,661,722

GROSS PROFIT	5,783,165	7,906,518	15,601,971	20,759,332

OPERATING EXPENSES:
Compensation and related expenses	2,961,797	3,887,965	10,263,983	13,102,565
Selling and marketing expenses	74,204	42,184	598,302	428,890
Professional expenses	247,000	383,756	795,425	1,324,841
Depreciation and amortization	214,630	214,600	643,456	622,009
Rent	623,747	638,242	1,916,955	1,868,944
Other expenses	1,467,310	1,759,732	4,887,189	6,259,218
Total operating expenses	5,588,688	6,926,479	19,105,310	23,606,467

INCOME (LOSS) FROM OPERATIONS	194,477	980,039	(3,503,339)	(2,847,135)

OTHER INCOME (EXPENSE):
Interest expense	(286,285)	(535,697)	(578,354)	(1,108,957)
Other income (expense)	(24,011)	-	(23,355)	-
Total other income (expense)	(310,296)	(535,697)	(601,709)	(1,108,957)

NET INCOME (LOSS)	$(115,819)	$444,342	$(4,105,048)	$(3,956,092)

INCOME (LOSS) PER SHARE - BASIC	$(0.00)	$0.02	$(0.11)	$(0.16)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,157,965	24,612,054	35,993,368	24,019,256

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirty-nine Weeks Ended
	September 26, 2008	September 28, 2007
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,105,048)	$(3,956,092)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	643,456	622,009
Allowance for bad debts	-	39,137
Stock issued for interest and compensation	158,000	180,640
Amortization of note payable discount	65,534	153,500
Changes in assets and liabilities
Accounts receivable	(393,840)	(1,417,622)
Notes due from affiliates	(139,020)	-
Prepaid expenses, deposits and other	(203,589)	(1,290,247)
Workers' compensation risk pool deposits	(1,207,800)	(2,592,290)
Accounts payable	(334,217)	417,159
Amounts due to affiliates	-	(782,184)
Accrued wages and benefits	(480,523)	1,494,601
Workers' compensation insurance and risk pool deposits payable	1,527,251	1,207,045
Workers' compensation claims liability	1,312,111	927,291
Total adjustments	947,363	(1,040,961)
Net cash used by operating activities	(3,157,685)	(4,997,053)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(107,546)	(439,294)
Purchase of Anytime Labor	-	(247,500)
Collections on note receivable	74,209	118,384
Net cash used by investing activities	(33,337)	(568,410)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances on line of credit facility	423,874	993,433
Change in checks issued and outstanding	-	311,048
Proceeds received from short-term note	1,740,000	2,111,210
Proceeds allocated to warrants issued in connection with short-term note	260,000	380,000
Collections of common stock subscribed	1,878,000	-
Sale of common stock	-	730,000
Principal payments on notes payable	(140,745)	-
Costs of common stock offering and registration	(163,166)	-
Payment made for note payable financing fee	-	(100,000)
Net cash provided by financing activities	3,997,963	4,425,691

NET INCREASE (DECREASE) IN CASH	8 06,941	(1,139,772)
CASH, BEGINNING OF PERIOD	5 80,918	1,390,867
CASH, END OF PERIOD	$1 ,387,859	$2 51,095

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for acquisition of:
Prepaid expenses	-	390,860
Assets acquired in Anytime Labor purcahse	-	912,000
Total	$-	$1,302,860
Debt assumed in Anytime Labor purchase	$-	$252,500

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

The statement requires that fair value measurements be classified and disclosed in one of three categories:

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

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective December 29, 2007. SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. The adoption of SFAS No. 159 has not had a material effect on our financial position or results of operations as of and for the thirty-nine weeks ended September 26, 2008.

10-Q

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

NOTE 3 — EARNINGS PER SHARE:

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. The Company had warrants and options for 7,762,803 shares of common stock outstanding at September 26, 2008. The company incurred a loss in the thirty-nine week period ended September 26, 2008. Accordingly, the warrant shares are anti-dilutive and only basic earnings per share is reported at September 26, 2008.

At September 28, 2007, the Company had 450,000 warrants outstanding. In addition, the Company issued a convertible note in the amount of $500,000 to our investment banker in a bridge funding transaction on August 14, 2007. The note is convertible into the securities offered in the next equity funding undertaken by the Company. The type of securities and the number of shares that may be issuable pursuant to the conversion feature could not be determined at September 28, 2007. Diluted earnings per share is not presented for the thirteen and thirty-nine week periods ended September 28, 2007 as the dilutive effect of the warrants is not material.

NOTE 4 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Our line of credit interest rate at September 26, 2008 was 7.5%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. In December 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we achieve operating results within a range of projected EBITDA. At September 26, 2008, we were not in compliance with the EBITDA and tangible net worth covenants. Our lender has waived compliance with the EBITDA and tangible net worth covenants as of September 26, 2008. The balance due our lender at September 26, 2008 was $5,110,030.

10-Q

NOTE 5 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain large deductible workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and Arch Insurance Group (“Arch”). The Arch Policy covers our workers in the State of California and South Dakota for the period from June 27, 2008 through June 27, 2009. The AMS policy covers all other states (except the monopolistic states of Washington and North Dakota) for the premium year from May 13, 2008 through May 12, 2009. While we have primary responsibility for all claims in non-monopolistic states, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of the $250,000 deductible on a “per occurrence” basis. This results in our being substantially self-insured. Prior to the inception of the AMS and Arch policies, we were insured by American International Group (“AIG”).

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

The workers’ compensation risk pool deposits totaled $5,191,302 as of September 26, 2008, and were classified as current and non current assets based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements. Corresponding claims liabilities at September 26, 2008 amounted to $4,682,128.

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

Workers’ compensation expense is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $4,898,238 in the thirty-nine weeks ended September 26, 2008. Workers’ compensation expense in the first three quarters of 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007. Our insurer has assigned higher than anticipated future claims liabilities in connection with these claims. We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

10-Q

NOTE 6 – SHORT-TERM DEBT:

On June 24, 2008, the Company entered into an agreement with Sonoran Pacific Resources, LLP to borrow $2,000,000 against a Promissory Note. The Note bears interest at 15% per annum with interest only payments through January, 2009. The Note calls for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009. The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share. The warrant was valued at $260,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement. The warrant value was recorded as note discount, and the note discount will be amortized to interest expense using a straight line method which approximates the interest method over the life of the note. The warrant expires on July 1, 2011. Amortization of the note discount amounted to $65,534 in the thirteen weeks ended September 26, 2008.

NOTE 7 —EVERYDAY STAFFING LLC TAX LIABILITIES:

On June 30, 2006, the Company acquired three locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 579,277 shares of Command Center, Inc. common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, the Company booked a note payable to Everyday Staffing in the amount of $113,349. In early 2008, the Company received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that that arose prior to the acquisition date of June 30, 2006. The State requested that the Company pay the amounts due under a theory of successor liability. Subsequently, a second claim for successor liability was received by the Company. These two claims are described below.

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt with a corresponding offset to the Everyday Staffing note payable amount. In the thirty-nine weeks ended September 26, 2008, the Company paid Everyday’s business and occupations and excise tax obligations totaling approximately $231,139. During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington. At September 26, 2008, the total amount remaining due from Everyday Staffing to the State of Washington for business and occupation and excise taxes was $21,046 and the receivable due Command Center from Everyday Staffing was $131,943.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were never paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums at $1,203,948 plus interest. The Company and Everyday Staffing have disputed the amount due and the Company has referred the matter to counsel. The amount claimed by the State is based on an audit of Everyday in which the auditor appears to have made arbitrary assignments of workers compensation job codes, hours worked and other estimates of amounts due, all of which the Company believes to be grossly misstated. The Company’s review of Everyday Staffing financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

10-Q

Based upon the theory of successor liability, the Washington Department of Labor and Industries recently issued two Notices and Orders of Assessment of Industrial Insurance Taxes to Command Center. The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858. The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department. The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the liability to the Company, if any, from the claims and assessments of the Department of Labor and Industries are not reasonably likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing, LLC and Michael J. Moothart, seeking indemnification and monetary damages. The lawsuit is pending and Everyday Staffing and Moothart have appeared through legal counsel. The members of Everyday Staffing own approximately 1,400,000 shares of Command Center, Inc. common stock. The Company has placed stop transfer instructions with the transfer agent to restrict transfer of these shares pending resolution of the obligations. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing.

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

10-Q

We have not accrued any amounts for these contingent payroll and other tax liabilities at September 26, 2008, except as described in Note 7. The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement of Glenn Welstad with a pledge of our common stock. We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have entered into payment agreements on the many of the tax obligations and expect to resolve these debts in full within the next twelve months.

Pending litigation. The Company’s former Chief Financial Officer has filed a lawsuit against the Company for breach of his executive employment contract claiming that he was terminated without cause and seeking damages of one year’s salary, attorney fees and certain other relief. The matter is currently in the discovery phase. Management of the Company asserts that the former CFO was terminated for cause and is entitled to nothing under his executive employment agreement. Management is vigorously defending this action and believes the loss, if any resulting from the suit will not have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods. Accordingly, no liability or reserve has been established for this matter. Quarterly reviews of the case will be conducted and if it appears probable or reasonably possible that the Company will incur liability on the former CFO’s claims, and the amount is reasonably estimable, a liability reserve will be established.

Operating leases. The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of September 26, 2008 are:

Remainder of 2008	$530,699
2009	1,125,782
2010	537,641
2011	156,209
2012	11,647

NOTE 9 – STOCKHOLDERS’ EQUITY:

During the thirteen week period ended on September 26, 2008, the Company issued 20,000 shares of common stock to our former CFO in satisfaction of a promise to issue shares in connection with his employment. The shares were valued at $0.36 per share based upon the trading price of the stock on the date of issuance and were recorded as expense in the current period. In addition, the Company issued 80,000 shares of common stock to our investor relations firm as partial payment of their investor relations fees. The shares were valued at $0.34 per share based upon the trading price of the stock on the date of issuance and were recorded as an expense in the current period.

10-Q

FORM 10-Q

Part I, Item 2.  Management’s Discussion and Analysis or Plan of Operations.

Thirteen Weeks Ended September 26, 2008 Compared to the Thirteen Weeks Ended September 28, 2007.

The following comparative statements of operations table sets out the results of operations as a percentage of revenue for comparative purposes.

Comparative Statements of Operations

	Thirteen Weeks Ended
	September 26, 2008	September 28, 2007
REVENUE:
Staffing services revenue	99.4%	99.5%
Other income	0.6%	0.5%
Total revenue	100.0%	100.0%

COST OF STAFFING SERVICES
Wages	59.5%	58.6%
Workers’ Compensation	5.2%	4.3%
Transportation	1.7%	0.8%
Other	7.2%	6.3%
	73.6%	70.0%

GROSS PROFIT	26.4%	30.0%

OPERATING EXPENSES:
Compensation and related expenses	13.5%	14.7%
Selling and marketing expenses	0.3%	0.2%
Professional expenses	1.1%	1.5%
Depreciation and amortization	1.0%	0.8%
Rent	2.9%	2.4%
Other expenses	6.7%	6.7%
Total operating expenses	25.6%	26.3%

INCOME (LOSS) FROM OPERATIONS	0.9%	3.7%

OTHER INCOME (EXPENSE):
Interest expense	-1.3%	-2.0%
Other income (expense)	-0.1%	0.0%
Total other income (expense)	-1.4%	-2.0%

NET INCOME (LOSS)	-0.5%	1.7%

10-Q

Revenue. In the thirteen weeks ended September 26, 2008, revenues were $21.9 million compared to revenues of $26.4 million in the thirteen weeks ended September 28, 2007, a decrease of $4.3 million or 16%.

The third quarter of 2008 continued to present a challenging business climate. The current economic downturn has resulted in a broad based slowdown in our business when compared to 2007. As a result of the worsening economic picture beginning early in 2008, we took action to close a number of stores located in the hardest hit areas and slowed our new store opening plan until the business climate improves. Store closures impacted top line revenue. We operated sixty-one store locations on September 26, 2008 compared to seventy-eight locations at September 28, 2007. In the aggregate, store count is down 17% in the thirteen weeks ended September 26, 2008 compared to the same period in 2007.

In the third quarter, we did see strength in providing workers for disaster recovery services as a result of flooding in Iowa, an oil spill in Louisiana, and Hurricane Ike which struck the Texas coast in mid September. As a result of the disaster recovery business, we were able to hold revenue relatively steady in the third quarter compared to the second quarter despite the economic downturn. While the disaster recovery business had a positive impact on the third quarter, we do not expect the same level of disaster recovery work in the fourth quarter.

We operate in a market where we expect to see declines when the economy slows. Our experience indicates that the declines are typically short lived. As our customers are faced with continuing orders, they turn to on-demand labor to keep deliveries on track, and our business typically rebounds. The 2008, the downturn has been unusually severe. As of September 26, 2008, we have not yet seen signs of an anticipated recovery.

In the third quarter we developed and began a wide scale rollout of a new marketing program. The new program focuses on selling methodologies and activity levels, including regular feedback and performance monitoring. As a result, we are beginning to see heightened selling activity levels in the field that we expect will bear fruit in coming periods. Revenue grew to $21.9 million in the thirteen weeks ended September 26, 2008 compared to $21.2 million in the thirteen weeks ended June 27, 2008, an increase of 3% despite the strong headwinds from a lagging economy. We expect fourth quarter revenue will decline from third quarter revenue due to the continuing negative effects of the economic downturn and seasonality. The last half of the fourth quarter and the first half of the first quarter are typically our slowest periods.

Industry Mix. The broad based pullback in our business was caused by declines in nearly all industry sectors. We did see growth in manufacturing (2.4%) and real estate (8.3%), but the growth in these sectors was not sufficient to offset the declines in retail trade (50%), agriculture (26%), and services (25%). We continue to monitor branch activity and are now directing our sales force to focus on areas of opportunity at the local level. When we see particular industry sectors with relative strength in a market, we focus our selling activities more heavily in that sector. We are also pursuing opportunities with seasonal businesses such as the retail sector during the holiday season.

10-Q

Same Store Sales. Same store sales in the thirteen weeks ended September 26, 2008 declined 12% compared to the thirteen weeks ended September 28, 2007. The following table reflects the quarter over quarter comparison. The revenue totals do not include stores that were not open in both quarters.
	Q3-2008	Q3-2007	Change
Gross Revenue	$19,301,247	$21,925,725	12.0%

As noted above, the decline in same store sales in the current quarter compared to the year earlier period is attributable primarily to economic factors. We saw increases in comparable quarter over quarter results from twenty stores, indicating that there are areas of the country that have not been hit as hard by the downturn as others. These areas may offer additional opportunities for growth.

Store Development. We opened one store and closed seven stores in the thirteen weeks ended September 26, 2008. We currently operate sixty-one stores in twenty states. Store closures are the result of the weak economy. Closed stores were located in areas that were hardest hit by the economic downturn or were located in areas with multiple locations where we were able to reduce costs while continuing to service our customers through our other location(s) in the area. We are currently evaluating new store openings in areas where we have existing customer demand. We are also focused on increasing revenues in our remaining stores through sales and customer service training programs.

Near the end of 2007, we prepared a business plan which provided for an aggressive store opening schedule. At the time, we anticipated strong revenue growth in our existing stores beginning early in 2008. Capital for new store growth was to be derived from existing store revenue growth and from a private offering which closed in November and December, 2007. As reflected above, our business through September 2008 has been significantly impacted by the economic downturn. Our cash position was also impacted by collateral demands by our workers’ compensation insurance carrier relating to claims filed against the first policy period from May 13, 2006 through May 12, 2007. These factors combined to force a reassessment of our growth plans. In order to conserve cash, we embarked on an aggressive cost cutting program, closed a number of non-performing stores, and froze our store opening plan.

Our national accounts group has had recent success in generating new business with existing customers in areas where we do not have an existing location. When we have customer demand and an adequate amount of guaranteed business, we will open new locations to service the customer. We expect to open a small number of new locations for this purpose in the fourth quarter of 2008.

Cost of Sales and Margins. For the thirteen weeks ended September 26, 2008, cost of sales totaled $16.1 million or 73.6% of revenue generating margins of $5.8 million or 26.4% of revenue compared to cost of sales of $18.5 million or 70.0% of revenue and margins of $7.9 million or 30.0% of revenue in the year earlier period. On-demand worker wages were 59.1% of the total cost of sales for the thirteen weeks ended September 26, 2008 compared to 58.3% for the thirteen weeks ended September 28, 2007.

10-Q

Our workers’ compensation costs normalized to 5.2% of revenue in the thirteen weeks ended September 26, 2008 compared to 4.3% in the thirteen weeks ended September 28, 2007. We expect workers’ compensation costs to run between 5.0% and 6.0% of revenue. Our workers’ compensation costs for the last twelve months have exceeded 7.5%, primarily due to losses on claims filed in the first policy period from May 2006 through May 2007. In the thirteen weeks ended September 26, 2008, most of the remaining claims from the 2006/2007 policy have been closed and the impact of the first year policy on later years is diminishing. We expect that workers’ compensation costs will continue to moderate in the fourth quarter and lower workers’ compensation costs will translate into improved margins in future periods.

We continue to monitor claims history and company wide experience in workers’ compensation. Incident rates have been trending down in the second and third policy periods. As we develop additional experience, we expect to see reduced workers compensation costs in future periods.

SG&A Expenses. SG&A expenses totaled $5.6 million or 25.6% of revenue compared to $6.9 million or 26.3% of revenue in the year earlier period. The reduction in SG&A expenses was driven primarily by reduced staffing costs and lower professional fees. Staffing costs were 13.5% in the thirteen weeks ended September 26, 2008 compared to 14.7% in the thirteen weeks ended September 28, 2007. Professional fees were 1.1% in the thirteen weeks ended September 26, 2008 compared to 1.5% in the thirteen weeks ended September 28, 2007

Interest and Other Expenses. In the thirteen weeks ended September 26, 2008, interest and other expenses decreased to $310,295 or 1.4% of revenue compared to $535,697 or 2.0% of revenue in the year earlier period. The decrease is primarily the result of less borrowing against the line of credit facility in 2008, and less reliance on other high interest forms of borrowing.

Net Loss. In the thirteen weeks ended September 26, 2008, the net loss was $115,819 (0.5%) compared to as net profit of $444,342 (1.7%) in the thirteen weeks ended September 28, 2007. Current period operations were impacted by the economic downturn and the decline in the number of stores in operation during the period.

Thirty-nine Weeks Ended September 26, 2008 Compared to the Thirty-nine Weeks Ended September 28, 2007.

Revenue. In the thirty-nine weeks ended September 26, 2008, revenues were $63.1 million compared with revenues of $74.4 million in the thirty-nine weeks ended September 28, 2007.

As discussed above, the economic climate is having an impact on our business in 2008. We have closed a number of stores located in the hardest hit areas and slowed our new store opening plan while we wait for the business climate to improve. Store closures impacted top line revenue. We operated sixty-one store locations on September 26, 2008 compared to seventy-eight locations at September 28, 2007.

10-Q

Industry Mix. The broad based pullback in our business was caused by declines in most industry sectors. As a percentage of total revenue, comparing the thirty-nine weeks ended September 26, 2008 to the thirty-nine weeks ended September 28, 2007, we saw increases in construction, manufacturing, and services with decreases in transportation and other sectors. In real dollar terms, however, we saw declines in gross revenues from all markets.

Same Store Sales. Same store sales in the thirty-nine weeks ended September 26, 2008 declined 9.4% compared to the thirty-nine weeks ended September 28, 2007. The following table reflects the quarter over quarter comparison. The revenue totals do not include stores that were not open in both quarters.
	Thirty-nine Weeks -2008	Thirty-nine Weeks - 2007	Change
Gross Revenue	$54,418,302	$60,035,325	-9.4%

As noted above, the decline in same store sales in the current quarter compared to the year earlier period is attributable primarily to economic factors that caused our customers to take a conservative approach to staffing their operations in the second quarter of 2008. While the economic slowdown is a concern, we are targeting current sales efforts on industries and geographic areas that are still relatively strong.

Store Development. We opened eight stores and closed thirty stores in the thirty-nine weeks ended September 26, 2008. Two new stores are presently in the pre-opening stage. We currently operate sixty-one stores in twenty states. Store closures are the result of the weak economy. Closed stores were located in areas that were hardest hit by the economic downturn or were located in areas with multiple locations where we were able to reduce costs while continuing to service our customers through our other location(s) in that area. We are currently evaluating new store openings in areas where we have existing customer demand. We are also focused on increasing revenues in our remaining stores with sales and customer service training programs.

Cost of Sales and Margins. For the thirty-nine weeks ended September 26, 2008, cost of sales totaled $47.5 million or 75.3% of revenue generating margins of $15.6 million or 24.7% of revenue compared to cost of sales of $53.7 million or 72.1% of revenue and margins of $20.8 million or 27.9% of revenue in the year earlier period. On-demand worker wages were 58.7%, and workers’ compensation expense was 7.8% of the total cost of sales compared to 59.0% and 5.5%, respectively for the thirty-nine weeks ended September 28, 2007.

For the thirty-nine weeks ended September 26, 2008, workers compensation expense remains above the expected cost by about 2.6% above our 5.2% target as a result of claims activity on the remaining open claims from the policy year ending May 12, 2007 (the 2006/2007 Policy) and high reserve deposits levels established by our insurance carrier. The Company has twenty open claims on the 2006/2007 Policy. Our claims administration program continues to push for closure of these claims. Our assessment of the prospective future liability on these claims is substantially less than the reserves established by our insurer. Our workers compensation program has been in effect for two years and our limited operating history impacts the current estimate of future claims liabilities. Limited claims history results in application of industry wide standard loss development factors that are higher than we expect over the long term in our industry niche. We continue to monitor claims history and company wide experience in workers’ compensation and are seeing incident rates trending down and loss experience improving on the second and third policy periods. As we develop additional experience, we expect to see reduced workers compensation costs in future periods.

10-Q

SG&A Expenses. SG&A expenses totaled $19.1 million or 30.3% of revenue compared to $23.6 million or 31.7% of revenue in the year earlier period. The reduction in SG&A expenses was driven primarily by reduced staffing costs. Staffing costs were 16.3% in the thirty-nine weeks ended September 26, 2008 compared to 17.6% in the thirty-nine weeks ended September 28, 2007.

Interest and Other Expenses. In the thirty-nine weeks ended September 26, 2008, interest and other expenses decreased to $601,709 or 1.0% of revenue compared to $1.1 million or 1.5% of revenue in the year earlier period. The decrease is primarily the result of less borrowing against the line of credit facility in 2008, and less reliance on other high interest forms of borrowing.

Net Loss. In the thirty-nine weeks ended September 26, 2008, the net loss was $4.1 million (6.5%) compared to $4.0 million (5.3%) in the thirty-nine weeks ended September 28, 2007. The current period loss was impacted significantly by the unusual activity in workers’ compensation claims relating to the May 2006 to May 2007 policy period which were recorded in the first half of the year.

Cash Flow from Operations. In the thirty-nine weeks ended September 26, 2008, we used approximately $3.2 million of cash flows in operations. In the same period of 2007, we used approximately $5.0 million in our operations. The reduction in cash used in operations is primarily attributable to our cost reduction efforts, the right sizing of our field operations and operations support teams to match our revenue during the current economic downturn, and the reduced cash outlays required to pre fund our workers’ compensation claims liability through reserve deposits.

Liquidity and Capital Resources

At September 26, 2008, we had total current assets of $14.3 million and total current liabilities of $12.3 million. We had cash of $1.4 million and approximately $100,000 available under our line of credit facility.

Days sales outstanding on our trade accounts receivable at September 26, 2008, was 38.7 days; actual bad debt write-off expense as a percentage of total customer invoices during the thirty-nine weeks ended September 26, 2008 was 0.3%. Our accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectibility. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

10-Q

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due accounts exceed 50% of that customer’s aggregate balance due. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at September 26, 2008 was 7.5%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The credit facility expires on April 7, 2009. The balance due our lender at September 26, 2008 was $5,110,030.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections. At September 26, 2008, we were not in compliance with the EBITDA and tangible net worth requirements. Our lender waived compliance with the EBITDA and tangible net worth covenants and the line of credit was in good standing as of September 26, 2008.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at September 26, 2008, except for the balance owed by Everyday Staffing LLC in excess of amounts we owed Everyday as described in Note 7 to the Financial Statements appearing in this quarterly report. The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured the indemnification agreement of Glenn Welstad with a pledge of our Common Stock. We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have entered into payment agreements for many of the tax obligations and expect to resolve these debts in full within the next twelve months.

10-Q

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations. Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We may require additional capital to fund operations during the remainder of fiscal year 2008 and into 2009. Our capital needs will depend on the number of new stores we elect to open during the year, capital requirements to fund our workers compensation insurance, store operating performance, our ability to control costs while we execute our growth plans, and the impact on our business from the general economic slowdown and/or recovery cycle. We currently have approximately 7.7 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2008.

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

Based on our evaluation, we determined that there were no material weaknesses affecting our internal controls over financial reporting but that there were deficiencies in our disclosure controls and procedures as of September 26, 2008. The deficiencies noted below are being addressed through our remediation initiatives which are also described below. We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

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

10-Q

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2008. We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system. We have retained experts when necessary to address complex transactions. Management believes that actions taken and the follow-up that will occur during 2008 collectively will effectively eliminate the above deficiencies.

During the remainder of 2008 and 2009, we plan to conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed. Our assessment of internal controls over financial reporting will be subject to audit for the fifty-two week period ending December 25, 2009.

Our management and Board of Directors do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control gaps and instances of fraud have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions.

10-Q

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the thirteen weeks ended September 26, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect our financial reports.

PART II

Item 2. Unregistered Sales of Equity Securities.

In the thirteen week period ended on September 26, 2008, the Company issued an aggregate of 100,000 shares of Common Stock. 20,000 shares were issued to our former CFO in connection with his employment by the company. An additional 80,000 shares were issued to our investor relations firm as partial compensation for investor relations services. The sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions. The shares were acquired for investment purposes only and not with a view to resale. The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

Item 6. Exhibits and Reports on Form 8-K.

a. Exhibit Index

Exhibit No.	Description	Page #
31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 24
31.2	Certification of Brad E. Herr, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 25
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 26
32.1	Certification of Brad E. Herr, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 27

b. Reports on Form 8-K

During the thirteen weeks ended September 26, 2008, no reports on Form 8-K were filed by the Company.

10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	November 10, 2008
Signature	Title	Printed Name	Date

/s/Brad E. Herr	CFO, Principal Financial Officer	Brad E. Herr	November 10, 2008
Signature	Title	Printed Name	Date

10-Q