Form 10-K
period 2008-12-26
Command Center, Inc.
filed 2009-04-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

Commission File Number: 000-53088

COMMAND CENTER, INC.
(Exact name of Registrant as specified in its charter)

Washington	91-2079472
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, Idaho	83854
(Address of principal executive offices)	(Zip Code)

(208) 773-7450
(Issuer’s telephone number)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:  None
Securities Registered under Section 12(g) of the Exchange Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐              No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.
Yes ☐              No ☒

Indicate by check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒              No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 27, 2008 was:	$12,211,203

The number of shares of common stock outstanding as of March 20, 2007 was:	36,290,053

Documents incorporated by reference:	None

FORM 10-K
PART I

This Form 10-K may contain forward-looking statements.  These statements relate to our expectations for future events and future financial performance.  Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements.  Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.  These statements are only predictions.  Factors which could affect our financial results are described in Item 1A of Part I and Item 7 of Part II of this Form 10-K.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements.  We undertake no duty to update any of the forward-looking statements after the date of this report.

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

As a result of the economic slowdown, in 2008, we evaluated our stores and locations to determine how best to focus our resources.  As a result of our evaluation, we closed a number of stores and consolidated operations in some areas with multiple locations.  We currently own and operate 53 on-demand labor stores located in 20 states.

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

Business

Our vision is to be the preferred partner of choice for staffing and employment solutions by placing the right people in the right jobs every time.  With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and have developed a unified branding strategy for all of our stores.  By acquiring stores formerly owned and operated by our franchisees we have transitioned our business model from franchisor to owner-operator of on-demand labor stores.

We are in the early stages of building a national network of on-demand labor stores under a unified corporate structure that can achieve economic efficiencies.  Within a corporate framework we can combine multiple accounts receivable, accounts payable, supplies purchasing and marketing activities into single departments, thereby improving efficiency and gaining economies of scale.  As the size of our business grows and brand recognition builds, we also expect to attain additional efficiencies in advertising, printing, safety equipment, facilities costs and other operational expenditures.

On-demand Labor Store Operations.  We currently operate 53 on-demand labor stores serving thousands of customers and employing thousands of temporary employees.  Our stores are located in 20 states, with approximately 40 stores located in urban industrial locations and 13 stores located in non-urban areas with proximity to concentrated commercial and industrial areas.  We have developed a standardized store operations model that will be used for future new store openings.  In the current economic environment, we have placed a hold on new store expansion until such time as economic conditions improve.  Our business is typically a leading indicator of business conditions and we expect that we will be among the first sectors to feel the recovery when it begins.  We differentiate our services by proving high quality workers on time at fair rates.

When conditions have improved sufficiently to justify renewed expansion efforts, we will target new store openings in locations with attractive demographics and in areas where the demand for on-demand labor personnel is sufficient to justify the effort.  In general, we will focus on larger metropolitan areas that are able to support multiple locations as the initial growth targets.  Multiple openings in metropolitan areas allow us to minimize opening costs and maximize customer exposure within a target metropolitan market. We prefer to locate our stores in reasonably close proximity to our workforce and public transportation.

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores.  Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing the qualified personnel needed to meet our business, financial and growth objectives.  Our personnel practices are designed to meet our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our business.

Temporary Staff.   Each store maintains an identified and pre-qualified pool of available temporary staff personnel who are familiar with our operations and can perform the jobs requested by our customers. We believe the pool is of sufficient size to meet customer requirements at our current level of operations.  As our business grows, we will seek additional temporary workers through newspaper advertisements, printed flyers, store displays, and word of mouth.  We locate our stores in places convenient to our temporary work force and, when available, on or near public transportation routes.  To attract and retain qualified and competent workers, we have instituted or are in the process of instituting a number of temporary worker benefit programs.  These include payment of a longevity bonus, a safety points awards program, availability of an employee paid health insurance program, customer ratings of temporary employees, and creation of a field team member program.  All of these programs are designed to keep our best team members by offering benefits not widely available in our industry and to reward them for providing excellent service to our customers.

Our Customers.  Currently, we have approximately 1,700 customers operating in a wide range of industries.  The top five industries we service are construction, manufacturing, transportation, warehousing and wholesale trades.  Our customers tend to be small and medium sized businesses.  Our ten largest customers accounted for approximately 8% of our revenue for the fifty-two weeks ended December 26, 2008.

Marketing Strategy.  To accomplish our growth objectives, we intend to undertake the following activities during 2009:
•	Increase the level of direct selling activities at each existing store;
•	Continue the development of national accounts with large corporate customers; and
•	Focus marketing efforts on business sectors less impacted by the economic downturn

In implementing our marketing strategy, we will face several challenges, including meeting our continuing need for working capital, managing credit risk and holding worker’s compensation insurance costs to targeted levels.

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

The delay between payment of compensation to our temporary workers and collection of receivables from our customers requires that we manage the related credit risk. This entails screening of our potential customers.  We maintain a database of pay rates and customer rates for most job categories.  Therefore, when we enter a new customer into our system, we already have established temporary worker pay rates and customer billing rates for the job categories requested.  The customer information is entered into our system and forwarded to the credit department at our corporate office for review of the workers’ compensation rate categories and approval of customer credit levels if the customer has requested credit in excess of the store limit.  The credit department obtains credit reports and/or credit references on new customers and uses all available information to establish a credit limit.  We also monitor our existing customer base to keep our credit risk within acceptable limits.  Monitoring includes review of accounts receivable aging, payment history, customer communications, and feedback from our field staff.  Currently, open invoices remaining outstanding for an average of 39 days, and our bad debt experience for 2008 was approximately 0.7% of sales.

We are required to provide our temporary and permanent workers with workers’ compensation insurance.  Currently, we maintain large deductible workers compensation insurance policies through Arch Insurance Company (Arch) for California and South Dakota, and AMS Staff Leasing II (“AMS”) for all other self-insured states.  The Arch policy covers the premium year from June 27, 2008 through June 26, 2009. The AMS policy covers the premium year from May 13, 2008 through May 12, 2009. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible.  For workers’ compensation claims arising in self-insured states, our workers’ compensation policy covers any claim in excess of $250,000 on a “per occurrence” basis.  This results in our being substantially self-insured.  Prior to the inception of the current Arch and AMS policies, we were insured with AIG.

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

Claims administration is handled through a combination of in-house monitoring with assistance from our insurance broker and the administrative activities of our insurance carrier.  We believe our claims administration improved in 2008 and the improvements are reflected in lower workers’ compensation costs in the third and fourth quarters of 2008.  We expect this trend to continue in 2009.

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

As a result of the current recession, many of our smaller local competitors have adopted a more aggressive pricing policy to attract business.  The lower margins our competitors are willing to accept have caused some of our customers to seek price reductions from us under threat of moving their business.  This has impacted our margins in the last twelve months.   We continue to sell our quality and service levels as differentiating factors to offset this trend.  At the same time, we are taking steps to reduce the cost of sales in order to maintain margins at targeted levels.

We also face competition from a small number of larger, better capitalized operators. Our larger competitors include True Blue, Inc. (doing business as “Labor Ready”), Adecco, Kelly Services, Inc., Manpower, Inc., Spherion Corp. and Volt Information Services, Inc.  Labor Ready operates primarily in our markets.  The other large competitors have divisions that operate in the light industrial or construction segments of our industry but are primarily focused more on skilled trades and professional placements.    The presence of these larger competitors in our markets may provide significant pricing pressure and could impact our ability to price our on-demand labor services at profitable levels.

Our largest competitor in the short-term manual labor sector of the on-demand labor industry is Labor Ready with approximately 700 branch offices in all 50 of the United States, Puerto Rico, and Canada.

In addition to the large competitors listed above, we also face competition from smaller regional firms that are much like us in terms of size and market focus.  As we attempt to grow, we will face increasing competition from regional and national firms that are already established in the areas we have targeted for expansion.

Government Regulation

We are subject to a number of government regulations, including those pertaining to wage and hours laws, equal opportunity, workplace safety, maintenance of workers’ compensation coverage for employees, and legal work authorization, and immigration laws.  With national attention on immigration and related security issues, we are experiencing increased regulatory impact on our operations.  Several states have adopted legislation regarding verification of employment eligibility and identification.  For example, Arizona recently adopted legislation requiring employers to check the legal status of every new hire using a system operated by the Department of Homeland Security, and penalizing employers that hire undocumented workers.  Penalties include suspension or revocation of all business licenses held by the employer in Arizona necessary to the conduct of its business.  We have implemented procedures for compliance with these requirements.  If other states adopt similar laws, it could increase our operating costs and regulatory risks.

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

Real Property

We own a beneficial interest in one parcel of real estate located in Yuma, Arizona that houses one of our on-demand labor locations. We also assumed a mortgage on the Yuma property. The balance due on the mortgage is approximately $85,000.  Our monthly payment is $1,485, with a remaining term of 60 months.  The mortgage is secured by the real property carried on our books at $149,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho, and have a two-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement. We pay $10,000 per month currently for use of the building.

We also lease the facilities of all of our store locations (except for the Yuma location).  All of these facilities are leased at market rates that vary depending on location.  Each store is between 1,000 and 5,000 square feet, depending on location and market conditions and all current facilities are considered adequate for their intended uses.

We believe that our corporate offices and each of the store locations are adequate for our current needs.  As the economy improves and we begin to expand, we will lease additional locations as needed.

Employees

We currently employ 20 full time personnel at our headquarters office in Post Falls, Idaho.  The number of employees at the corporate headquarters is not expected to increase significantly over the next year.  We also employ approximately 155 personnel in our field operations staff located at the various on-demand labor stores.   We also employed approximately 45,000 temporary workers, primarily in short duration temporary positions, during 2008.  As our business grows, the number of corporate, internal staff and temporary workers that we employ will also grow.

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

Item 1A.           Risk Factors

An investment in our Common Stock is speculative and involves a high degree of risk. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties may also adversely impair our business operations or affect the market price of our Common Stock. If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our Common Stock.

Business Risks

We have a history of net losses, and we anticipate additional losses.  We incurred net losses in each fiscal year since our inception other than the fiscal year ended December 31, 2005.  For the fiscal year ended December 29, 2006, we incurred a net loss of approximately $2.4 million and for the fiscal year ended December 28, 2007, we incurred a net loss of approximately $26 million, including an $18.3 million non-cash charge from impairment of goodwill.  For the fiscal year ending December 26, 2008, our net loss was approximately $17.6 million, including a non-cash goodwill impairment charge of $11.8 million. Our losses have resulted primarily from the costs of consolidation of the franchisees, time needed to change the culture of our former franchisees from independent operators to a centralized command and control structure, from the scale of our corporate infrastructure, from the non-cash charge for impairment of goodwill and,  more recently, from  the current recessionary economic conditions. We have focused our efforts to date on building a support structure able to meet the needs of 100 or more stores.  We currently operate 53 stores in 20 states and the revenue flow from our existing base of operations has not been sufficient to fully offset the corporate infrastructure costs.  We may continue to incur additional operating losses through fiscal 2009. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

The current economic conditions have significantly reduced the demand for temporary personnel which in turn has substantially decreased our revenues.  Demand for our services has been significantly decreased by the recessionary downturn in economic activity in the United States.  As economic activity slows, many of our customers reduce their use of temporary employees before laying off regular employees.  For the fiscal year ending December 26, 2008, our revenues were 20% less than for the 2007 fiscal year.  This decline is largely the result of the current economic conditions.  There can be no assurance that we will not continue to experience further revenue declines.

The decline in revenues has further weakened our financial condition and may continue to do so. Further deterioration of general economic conditions can be expected to have an adverse material effect on our business, financial condition and results of operations. The decline in revenues that we have experienced may result in the continuation or even acceleration of our losses and our negative cash flow, may limit or even eliminate our ability to obtain needed capital and financing, and may threaten our viability and further reduce the value of our common stock.  We have closed many underperforming offices, reducing the number of branches from 81 as of December 28, 2007 to 57 as of December 26, 2008 (53 currently).  The branch closures have further reduced our revenues.

Our current credit facility expires in April 2010 and there is no assurance that it will be renewed or replaced on acceptable terms, or at all.  The current term of our Loan and Security Agreement with our lender, Capital TempFunds, expires on April 7, 2010.  The Agreement includes an automatic renewal provision.  Although our credit facility was recently automatically renewed for one year, based upon the national credit crisis and the current financial condition of the Company, we cannot assure that continued financing will be available to the Company on terms and conditions which are acceptable to the Company, or at all.

We will require significant additional working capital to implement our current and future business plans. We will require more working capital to fund customer accounts receivable to continue to expand our operations. We may require more capital in 2009 to meet our operating expenses and make timely payments on our debts, and refine and improve the efficiency of our business systems and processes. In future years, we will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, or at all.   If we are unsuccessful in securing needed capital in the future, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

We are operating under a waiver of certain financial covenants.  Our credit facility is collateralized by eligible accounts receivable, which are generally defined to include accounts that are not more than sixty days past due.  Under this facility, our lender will advance 85% of amounts invoiced for eligible receivables.  This credit facility contains strict financial covenants, which include, among other things, the following requirements: (i) that we maintain a working capital ratio of 1:1; (ii) that we maintain positive cash flow; (iii) that we maintain a tangible net worth of $3,500,000; and (iv) that we achieve operating results within a range of projected earnings before interest, taxes, depreciation and amortization (the EBITDA covenant).  As of December 26, 2008 we were not in compliance with the cash flow, tangible net worth and EBITDA covenants.  On or about April 8, 2009, our lender waived compliance with the cash flow, tangible net worth and EBITDA covenants for the period ended December 26, 2008.  The waiver is effective until the next measurement date for compliance which will be March 27, 2009.   The balance due to our lender at December 26, 2008, was $2,579,313.  In connection with this credit facility, our lender has a lien on all of our assets.  We cannot assure you that our lender will consent to future waivers or continue to finance our activities if we cannot satisfy these covenants in the future.  If we do not comply with the covenants and the lender does not waive them, we will be in default of our credit facility, which could subject us to termination of our credit facility.  We are not in a position to operate without a source of accounts receivable financing.  In such circumstances, we could be required to seek other or additional sources of capital to satisfy our liquidity needs.  We cannot assure that other sources of financing would be available at all or on terms that we consider to be commercially reasonable.

Our historical financial information is of limited utility as a basis for your evaluation of our business.  We were incorporated in December 2002, began operations in 2003, and operated as a franchisor until April, 2006, when we changed our business model to operator of on-demand labor stores.  Our financial statements for periods prior to April 1, 2006, are not comparable to our financial statements for later periods.  As a result, we have a limited operating history and limited financial results that you can use to evaluate our business and prospects.  Although we previously experienced significant growth, during the fiscal year ending December 26, 2008, we closed 28 underperforming offices.  Because we have limited historical financial data upon which to base planned operating expenses and forecast operating results, and also because of the uncertainties associated with the current national economic conditions, we cannot be certain that our revenue will be sufficient to achieve or maintain profitability on a quarterly or annual basis. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage Company with a limited operating history.

Changes in our business model and strategy may be difficult to manage.  During 2006, we changed our business model from franchisor to on-demand labor store operator, acquired 57 on-demand labor stores and opened an additional 20 stores.  This shift in focus and rapid growth required additional personnel, software capabilities, and infrastructure.  With the shift in the overall direction of the economy, during 2008, we closed 28 underperforming stores and our revenue declined by 20%.  If management is unable to successfully manage these significant changes, our business, financial condition and results of operations could be negatively impacted.

We have a limited operating history under our new business model.  We have been operating under our new business model for less than three years.  In light of our limited operating experience, we have not proven the essential elements of stabilized long-term operations and we cannot assure that we will be successful in achieving such operations.  Moreover, we have not demonstrated that our business can be operated on a profitable basis. Until we establish and maintain profitable operations, we cannot assure you that we can make a profit on a long-term basis.

If our goodwill is further impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material.  In 2005 and 2006, we booked a substantial amount of goodwill resulting from our acquisitions, including the acquisitions of Harborview Software in 2005 and 57 on-demand labor stores in 2006. At least annually, we evaluate this goodwill for impairment based on the fair value of each reporting unit, as required by generally accepted accounting principles in the United States (GAAP). In the fifty-two weeks ended December 28, 2007, we took an $18.3 million non-cash charge for impairment of goodwill.  For the fiscal year 2008, we took an additional non-cash goodwill impairment charge of $11.8 million.  Following these non-cash charges, goodwill from the 2005 and 2006 acquisitions totaling $2.5 million remains. This estimated fair value could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company. We may in the future need to further reduce the amount of the remaining goodwill by taking an additional non-cash charge to our results of operations.  Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material impact upon our reported results.  The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively impact the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Loss of key personnel could negatively impact our business.  Our success depends to a significant extent upon the continued services of Glenn A. Welstad, President, Chief Executive Officer, and Director, and other members of the Company’s executive management, including Brad Herr - Chief Financial Officer, Todd Welstad – Chief Information Officer, and Ron Junck – General Counsel.  Should any of these persons or other key employees be unable or unwilling to continue in our employ, our ability to execute our business strategy may be adversely affected.  The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations.  Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel including store managers, area vice presidents, and other personnel.  The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our inability to attract, develop and retain qualified store managers may negatively impact our business.  We rely significantly on the performance and productivity of our store managers.  Each store manager has primary responsibility for managing the operations of the individual on-demand labor store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable.  In addition, each store manager has responsibility for customer service.  The available pool of qualified candidates as replacements for existing positions or for positions with new on-demand labor stores is limited.  To combat a typically high turnover rate for store managers in the on-demand labor industry, we have developed and continue to develop and refine training and compensation plans directed at employee retention.  There can be no assurance that our training and compensation plans will reduce turnover in this position.

Our inability to attract, develop and retain qualified business development specialists will negatively impact our business.  In 2009, we will be relying on our branch managers and our staff of business development specialists to help drive new business to our growing number of stores.  The available pool of qualified candidates for these sales positions is limited.  If our sales efforts are not successful, our operating results will suffer.

Increased employee expenses could adversely impact our operations.  We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements, employment insurance and laws relating to equal employment opportunity.  Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available.  We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

If we do not manage our workers’ compensation claims history well increased premiums could negatively impact operating results. We maintain workers’ compensation insurance as required by state laws.  Workers’ compensation expenses and the related liability accrual are based on our actual claims experience.  We maintain a ‘large deductible’ workers’ compensation insurance policy with deductible limits of $250,000 per occurrence.  As a result, we are substantially self insured.  Our management training and safety programs attempt to minimize both the incidence and severity of workers’ compensation claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits.    In those states where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums.  We can provide no assurance that we will be able to successfully limit the incidence and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially.  Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies.  The temporary services industry is highly fragmented and highly competitive, with limited barriers to entry.  A large percentage of on-demand labor companies are local operations with fewer than five stores.  Within local or regional markets, these companies actively compete with us for customers and temporary personnel.  There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets.  Many of these competitors have substantially greater financial and marketing resources than we have.  Price competition in the staffing industry is intense, and with the downturn in the national economy, pricing pressure is increasing.  We expect that the level of competition will remain high and increase in the future.  Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our business, financial condition, and results of operations. There also is a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

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

We may face claims for payroll taxes incurred by the franchisees for franchisee operations prior to the dates that we acquired the franchisee assets.  Under theories of successor liability, we may be liable for a portion of the payroll tax liabilities incurred by franchisees prior to the dates when we acquired the franchisee operating assets.  We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist.  We have obtained indemnification from the responsible parties, including Glenn Welstad, our President, and have secured indemnification with the pledge of our stock.  In the event the responsible parties do not meet their obligations for the delinquent taxes and we are found to be liable as a successor, we may become obligated to pay the balances due and then pursue reimbursement from the responsible parties.  If claims for successor liability are made, payment of such amounts may impact our available cash reserves, if any, and could negatively impact our current and future operations, growth plans, and ability to meet our other obligations as they become due.  Liability for delinquent payroll tax obligations may also constitute a default under our accounts receivable lending agreement with our lender. The responsible parties may be relying on the value of their shares of Command Center, Inc. Common Stock to pay or partially pay these liabilities. Their indemnification is also partially secured with a pledge of our securities.  Our stock is thinly traded on the Over the Counter Bulletin Board market.  Selling pressure in an attempt to meet these obligations by the responsible parties could negatively impact the price of the shares.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers.  In addition to federal laws, the statutes of several states now regulate employer practices relating to the identification and eligibility to work of new hires.    We have implemented procedures intended to meet all of these requirements. In some cases, the penalties for noncompliance are extremely harsh. Under Arizona law, penalties assessed against employers that hire undocumented workers may include suspension or revocation of all business licenses held by the employer in Arizona that are necessary to conduct its business.  New federal regulations which become effective in May 2009 will require that many federal contractors and subcontractors use the Department of Homeland Security electronic verification system for checking identification and work eligibility for employees.  Although we believe we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ.  If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.  Also, if other states adopt similar laws, it could increase our operating costs and materially impact our operating results.

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

If we are unable to find a reliable pool of temporary personnel, we may be unable to meet customer demand and our business may be adversely affected.  All on-demand labor companies must continually attract reliable temporary workers to meet customer needs.  We compete for such workers with other temporary labor businesses, as well as actual and potential customers, some of which seek to fill positions directly with either regular or temporary employees.  In addition, our temporary workers sometimes become regular employees of our customers.  From time to time, during peak periods, we may experience shortages of available temporary workers.  Unavailability of reliable temporary workers will have a negative impact on our results of operations.  Use of temporary employees also is affected by other factors beyond our control that may increase the cost of temporary personnel, such as increases in mandated levels of benefits and wages payable to temporary employees.  These economic and other factors could reduce demand for our services and lead to lower revenues.

Seasonal fluctuations in demand for the services of our temporary workers in certain markets will adversely affect our revenue and financial performance in the fall and winter months.  Revenues generated from stores in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets.  Locating stores in highly seasonal markets involves higher risks. To the extent that we consider the opening of new offices, we intend to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely impacted by low returns on investment in certain highly seasonal markets.

Our directors, officers and current principal shareholders own a large percentage of our Common Stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our Common Stock collectively will beneficially own, in the aggregate, approximately 33.3% of our outstanding Common Stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

            We depend on the construction industry for a significant portion of our business and reduced demand from this industry has impacted our revenue.  We derive a significant percentage of our revenues from placement of temporary personnel in construction and other industrial segments.  These industries are cyclical, and construction in particular is subject to current recessionary concerns.  Downturns in demand from the building and construction industry, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our services to customers in any of these industries, have reduced and may continue to reduce our revenues and cash flows.

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

The market price for our Common Stock may be affected by significant selling pressure from current shareholders, including the selling shareholders.  Sales of substantial amounts of shares of Common Stock in the public market could have a material adverse impact on the market price of our Common Stock.  We have outstanding 36,290,053 shares of Common Stock, as of March 20, 2008, of which 14.1 million shares (including 10.3 million shares which were registered on Form S-1) are in the “public float”.   Approximately 6.7 million additional shares are registered for sale upon exercise of the warrants and approximately 9.9 million shares may currently be sold under Rule 144(b) resale provisions.  Sales of the shares of Common Stock eligible for sale to the public pursuant to the current registration statement or under the provisions of Rule 144(b) may depress the market price of our stock as such sales occur.  Pursuant to Rule 144(b) adopted under the Securities Act of 1933, as amended, restricted securities held by non-affiliates generally may be resold after satisfying a six month holding period.  If shareholders holding these restricted securities choose to sell after satisfying the holding period, the price of our Common Stock could be negatively affected.

Failure to comply with the provisions of Sarbanes-Oxley Legislation could have a material adverse impact on our results of operations and financial condition.  Legislation commonly referred to as the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) requires public companies to develop internal control policies and procedures and to undergo an audit of those internal control policies and procedures on an annual basis.   We currently are a smaller reporting company and must comply with the requirements of Section 404A of Sarbanes-Oxley.  Next year we will be required to undergo an audit of management’s assessment of internal controls over financial reporting for our fiscal year ending 2009.   Management’s assessment of our internal controls is contained in Item 9A of this Annual Report.  A negative assessment of internal controls by management, or a failure to satisfy our auditors when and if we become subject to an audit of our internal controls could have a material adverse impact on our stock price.

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

Item 2.           Properties.

We own a beneficial interest in one parcel of real estate located in Yuma, Arizona that houses one of our on-demand labor locations. We also assumed a mortgage on the Yuma property. The balance due on the mortgage is approximately $85,000.  Our monthly payment is $1,485, with a remaining term of 60 months.  The mortgage is secured by the real property, which is carried on our books at $149,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho, and have a two-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement. We pay $10,000 per month currently for use of the building.

We also lease the facilities of all of our store locations (except for the Yuma location).  All of these facilities are leased at market rates that vary depending on location.  Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

All of our current facilities are considered adequate for their intended uses.

Item 3.           Legal Proceedings.

As previously reported, C. Eugene Olsen, the Company’s former Chief Financial Officer, filed a lawsuit against the Company for breach of his executive employment contract.  This matter was settled in February 2009.  Under the terms of the settlement, we will pay $50,000 to Mr. Olsen in five monthly installments of $10,000 each commencing on March 9, 2009.  In entering into this settlement, we denied all liability and believe that the amount we agreed to pay is equal to or less than the amount we would have expended for attorneys fees through the completion of the discovery phase and the conclusion of trial.

The Washington Department of Labor and Industries has issued two Notices and Orders of Assessment of Industrial Insurance Taxes to Command Center for industrial insurance taxes alleged to be due from our former franchisee, Everyday Staffing LLC.  The first notice claims and assesses $57,446 and the second Notice claims and assesses $900,858.  The Notices to Command Center are based on the theory of successor liability.  See Note 15 to the Financial Statements.

Item 4.           Submission of Matters to a Vote of Security Holders.

No matters were submitted to the shareholders for vote in the fiscal quarter ended December 26, 2008.

FORM 10-K
PART II

Item 5.           Market for Common Equity and Related Stockholder Matters.

Market Information

Our Common Stock, par value $0.001 per share (“Common Stock”), trades in the over-the-counter market operated by NASDAQ (OTCBB) under the symbol “CCNI”.  The following table sets out the range of high and low bid prices for the Common Stock for the periods presented.

	Bid Information*
Quarter Ended	High	Low

March 31, 2007	$4.80	$3.00
June 30, 2007	$3.50	$1.30
September 29, 2007	$2.35	$1.01
December 29, 2007	$2.25	$1.15
March 30, 2008	$1.80	$.0.70
June 29, 2008	$0.90	$0.42
September 28, 2008	$0.53	$0.22
December 26, 2008	$0.40	$0.14

The above quotations are from the over-the-counter market and reflect inter-dealer prices without retail mark-up, mark-down, or commissions, and may not represent actual transactions.

Holders of the Corporation’s Capital Stock

At December 26, 2008, we had 187 stockholders of record.

Dividends

No cash dividends have been declared on our Common Stock to date and we do not anticipate paying a cash dividend on our Common Stock in the foreseeable future.  Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

The following issuances of unregistered securities that have not been previously reported occurred in 2008:

•
20,000 shares of common stock were issued to our former CFO on July 29, 2008 in satisfaction of a promise to issue shares in connection with his employment.  The shares were valued at $0.36 per share based upon the trading price of the stock on the date of issuance and were recorded as expense in the current period.

•
140,000 shares of common stock to our investor relations firm as partial payment of their investor relations fees.  80,000 shares issued on September 10, 2008 were valued $0.34 per share and 60,000 shares issued on November 11, 2008 were valued at $0.23 per share.  Valuations in both issuances were based upon the trading price of the stock on the date of issuance.

In both instances the shares were issued in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D adopted under the Act.  The securities were issued to individuals in private transactions for investment purposes only and the certificates issued included restrictive legends preventing transfer without registration or availability of an exemption the registration requirements of the Act.

Registration Statement

On February 8, 2008, the United States Securities and Exchange Commission declared our registration statement on Form S-1 effective.  The file number is 000-53088.  The registration statement relates to the resale by certain selling security holder offering of up to 10,296,885 shares of Common Stock and an additional 6,312,803 shares of Common Stock underlying Warrants exercisable at $1.25 per share.  The Company will not receive any of the proceeds from the sales of such Common Stock.  We will receive proceeds if some or all of the Warrants are exercised unless some or all of the Warrants are exercised on a cashless basis.

Item 7.           Management’s Discussion and Analysis of Financial Conditions and Results of Operations.

Command Center is a provider of temporary employees to the light industrial, construction, warehousing, transportation and material handling industries.  We provide unskilled and semi-skilled workers to our customers.  Generally, we pay our workers the same day they perform the job.  In 2005 and 2006, we underwent a series of evolutionary changes to convert our business from financial services to franchisor of on-demand labor stores and finally to operator of on-demand labor stores.  We accomplished these changes by rolling up a franchise and software Company into the predecessor public corporation and then acquiring all of our franchisees for stock.  We completed the rollup transactions in the second quarter of 2006.

Our vision is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right jobs every time.  With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

On-demand Labor Store Operations.  We currently operate 53 on-demand labor stores serving thousands of customers and employing tens of thousands of temporary employees.  In the months following the roll-up we focused on continuity of operations, reporting, and record keeping.  Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture.  In 2008, recessionary pressures forced a reassessment of our growth strategy.  We analyzed our existing stores in terms of customer base, level of operations, location and prospects.  In an effort to reduce operating costs, we elected to close or temporarily suspend operations in a number of locations.  Our evaluation and assessment of operations continued through the year and by year end, we had closed 24 of the 81 locations that were in operation at the end of 2007.

Currently, we do not intend to seek growth through new store openings until the economy shows definite signs of recovery.  Until then, we will focus on building our brand where we already have operations.  We are also focused on further reducing our operating costs, increasing our selling efforts and developing our business by targeting new customer development.

Our business model is reasonably scalable, meaning we are able to adjust our cost structure as revenue rises or falls. While our total revenues have declined substantially, we have shown moderate reductions in operating costs as a percentage of revenue between years.  Cost reduction efforts have been an ongoing process that has trailed the falloff of revenue.  We began reducing costs in the second quarter of 2008 as the economy slowed.  We did not anticipate that economic conditions would continue to worsen through the year, nor did we anticipate the extent of the declines.  As we fully realized the extent of the recession and understood the speed of the decline, we took additional actions to reduce costs in the last half of 2008.  Cost reductions instituted in the fourth quarter of 2008 and continuing into the first quarter of 2009 are intended to bring the cost structure in line with current operating levels.  These cost cuts will be fully reflected in operations in the second quarter of 2009.

The following table reflects operating results in 2008 compared to 2007.  Percentages indicate line items as a percentage of total revenue and the year over year change column compares percentages of revenue between years.  The table serves as the basis for the narrative discussion that follows.

Analysis of Statement of Operations and Year over Year Changes
As a Percentage of Revenue

	52 Weeks Ended		52 Weeks Ended		Year over Year
REVENUE:	December 26, 2008		December 28, 2007		Change in %
Revenue from services	$78,812,404	99.5%	$98,333,257	99.6%	-0.1
Other income	421,621	0.5%	390,926	0.4%	0.1
	79,234,025	100.0%	98,724,183	100.0%	0.0
COST OF SERVICES:
Temporary worker costs	52,317,484	66.0%	65,007,621	65.8%	0.2
Workers' compensation costs	5,799,145	7.3%	6,386,332	6.5%	0.8
Other direct costs of services	1,549,727	2.0%	781,041	0.8%	1.2
	59,666,356	75.3%	72,174,994	73.1%	2.2
GROSS PROFIT	19,567,669	24.7%	26,549,189	26.9%	-2.2
SELLING, GENERAL AND
ADMINISTRATIVE EXPENSES:
Personnel costs	12,801,669	16.2%	17,459,120	17.7%	-1.5
Selling and marketing expenses	846,458	1.0%	1,399,627	1.4%	-0.4
Transportation and travel	1,586,543	2.0%	1,671,775	1.7%	0.3
Office expenses	1,394,826	1.8%	1,618,097	1.6%	0.2
Legal, professional and consulting	1,061,827	1.3%	1,507,960	1.5%	-0.2
Depreciation and amortization	688,538	0.8%	681,331	0.6%	0.2
Rents and leases	2,523,361	3.2%	2,494,356	2.5%	0.7
Other expenses	3,654,434	4.6%	4,564,636	4.6%	0.0
Settlement expense	-	0.0%	825,000	0.8%	-0.8
Sub-total	24,557,656	31.0%	32,221,902	32.6%	-1.6

Impairment of goodwill	11,757,929	14.8%	18,300,000	18.5%	-3.7
Total Selling General and
Administrative Expenses	36,315,585	45.8%	50,521,902	51.1%	-5.3
LOSS FROM OPERATIONS	(16,747,916)	21.1%	(23,972,713)	24.3%	-3.1

Interest expense	(848,890)	1.1%	(2,005,266)	2.0%	0.9
Other income (expense)	(24,581)	0.0%	(58,622)	0.1%	0.1
	(873,471)	1.1%	(2,063,888)	2.1%	1.0

NET LOSS	$(17,621,387)	22.2%	$(26,036,601)	26.4%	-4.1

Results of Operations

52 Weeks Ended December 26, 2008

Operations Summary.  Revenue fell in the 52 week period ended December 26, 2008 to $79.2 million from $98.7 million in the 52 week period ended December 28, 2007, a decline of 19%.  Economic conditions and store closures as a result of economic conditions are the primary factors that drove the decline.  We began 2008 with optimism, having completed a $10.3 million private funding at the end of 2007.  This optimism was tempered with a softening of our business early in 2008.  The on-demand labor sector of the staffing industry is one of the first sectors to feel the impact of an economic slowdown.  Over the second and third quarters of 2008, we gained a better understanding of the extent of the recession and reacted by, among other things, closing non-performing stores. We estimate that closed stores accounted for approximately $9.7 million or 50% of the decline in revenue.  The remaining decline in revenue of $9.8 million or 50% is considered attributable primarily to economic conditions.  On this basis, we estimate that our business slowed at the annual rate of approximately 10% per annum as a result of the recession and declined another 9% from elimination of non-performing stores due to a combination of economic and operational factors.

The current business climate presents significant challenges to smaller on-demand labor companies like Command Center. These challenges to Command Center came at a time when we were particularly vulnerable to recessionary pressures.  As a relatively unseasoned business with aggressive growth plans, we had not yet established a stable base of operations in our existing stores and, with the completion of our funding in late 2007, we were set to embark on a plan to rapidly expand our business.  We spent much of 2007 putting infrastructure and control mechanisms in place to operate a substantially larger business.  We expected to have at least 100 stores in operation by the end of 2008 and our corporate overhead reflected this plan.  When revenue did not ramp up as expected, we had to take a critical look at our financial position and growth plans and by mid-2008, we were taking action to reverse our plans for growth and instead develop a plan for contracting our business to ride out the recession.

Like many other businesses, we did not fully anticipate the precipitous the fall of the economy or the severity of the impact that fall would have on our revenue. As a result, we operated in all of 2008 behind the curve of the recession.  We closed stores and reduced costs to reflect current conditions and then conditions worsened.  We reassessed and took additional actions based on the current situation and conditions worsened again.  By the end of 2008, our cost reduction efforts were finally beginning to catch up with current conditions, but the trailing effect of cost reductions drove significant operating losses in 2008.

In turn, the decline in revenues and the operating losses in 2008 indicated a further impairment of our goodwill from the acquisition of franchisees in 2006, and the resulting non-cash impairment charge to goodwill of $11.7 million compounded our losses for the year.  Overall, our business posted a loss of $17.6 million including the non-cash impairment charge to goodwill of $11.7 million.  Without the impairment charge, the net loss was $5.9 million in the 52 weeks ended December 26, 2008.  This compares to aggregate losses of $26.0 million including a goodwill impairment charge of $18.3 million in the 52 weeks ended December 28, 2007.   The net loss in 2007 without the impairment charge was $7.7 million.

Store Operations. At the end of 2007, we were operating 81 stores.  During the year, we closed a net of 24 stores and ended the year with 57 stores in operation.  We subsequently closed an additional 4 stores and currently have 53 stores in operation.  Comparing stores that were in operation for all of 2007 and 2008, average same store revenues were $65.9 million in 2008 and $76.8 million in 2007, a year over year decrease of 14.2%.  The decrease in same store sales is primarily attributable to the recession.

In the last half of 2008, we developed and have now implemented a sales program focused on solution selling concepts and tracking of activity as a means of offsetting the downward pressure on revenues.  The sales program has now been rolled out to all branches and we believe it has allowed us to hold sales at higher levels than if we had not implemented the program.  We also believe that the sales program will have a positive impact on revenue growth once the economy begins to recover.  Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as disaster recovery, event services, and other non-traditional on-demand labor customers.

Cost of Sales.  The cost of on-demand labor held relatively steady at 66.0% of revenue in 2008 and 65.8% in 2007.  As the economy slowed, we have been able to hold the pay rates of our Field Team Members (“FTM’s”) relatively steady.  The increasing unemployment rate has resulted in a larger than normal pool of workers willing to fill on-demand positions.  The ability to hold pay rates steady or even reduce them in some instances has been largely offset by competitive pressures.  We see competition from many small on-demand labor businesses and from our larger national competitors.  As demand has cooled with the recession, many of our competitors have adopted a price reduction strategy to attract business and this has resulted in some downward pressure on margins.

Toward the end of 2008 and continuing into 2009, we are evaluating our on-demand labor pay rates and where possible, implementing pay rate reductions in order to increase margins to acceptable levels.

Worker’s compensation costs for the full year of 2008 rose to 7.3% of revenue, compared to 6.5% of revenue in 2007.  The increase is a function of two forces.  First, the decline in revenue has resulted in higher administrative costs of workers’ compensation insurance.  We negotiated our workers’ compensation renewal policies in May and June of 2008 at a time when we expected our revenue and our on-demand labor payroll to be higher than the levels that actually occurred.  Our rates were based on the higher payroll levels and our carriers took the higher levels into account when computing our workers’ compensation premiums.  When calculating workers’ compensation insurance as a percentage of revenue, the higher premium against lower revenue increases the percentage rate.

In addition, our workers’ compensation insurance costs include amounts for future costs on existing claims and claims that are incurred but not reported at the end of a given period.  The amounts of such future liabilities are actuarially determined.  During our initial policy year beginning on May 13, 2006, our loss experience from workers’ compensation claims was significantly higher than originally expected when we obtain our initial policy.  The higher than expected loss has had the effect of skewing the overall loss expectations for subsequent policy years.  While the loss histories on our second and third workers’ compensation policy years show marked improvement in losses incurred to date, the effect of the first policy year increases the development factor used in calculating future liabilities on both existing and incurred but not reported claims.  We believe this effect will diminish as we build more operating history and we expect to see continued moderation of workers’ compensation costs in coming periods.

In May of 2008, we changed our workers’ compensation insurance carrier.  Our new carriers are much more aggressive in evaluating and paying claims costs.  Our cost of worker’ compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008.  The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are beginning to see decreases in our workers’ compensation costs.  We expect this trend to continue in 2009.  Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last  two years were as follows:

2007				2008
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
6.9%	5.3%	4.3%	9.5%	8.8%	9.5%	5.2%	5.6%
Other direct costs of services increased significantly as a percentage of revenue in 2008 to 2% of revenue compared to 0.8% of revenue in the year earlier period.  The increase was driven by several factors.  We have instituted a Team Member Appreciation Program (“TMAP”) that includes longevity bonuses and safety points bonuses.  The program was in place during all of 2008 but only part of 2007.  In addition, our FTM’s are now universally aware of the bonuses and a higher percentage of workers qualified for bonuses in 2008 when compared to 2007.

During 2008, we began providing services to customers working on large disaster recovery projects.  In several instances, the projects were located in areas that required us to transport and lodge our FTM’s during the course of the project.  The attendant transportation, lodging and meal costs are included in other direct costs of services.  In some instances, these costs were not reimbursed by our customers and in some instances the costs were only partially recovered.  The net effect of the unreimbursed transportation, lodging and meal costs is an increase in cost of sales and a reduction in the gross margin available from the projects.  We learned a lot about large scale disaster recovery work in 2008 and expect to recoup a higher percentage of these costs and generate a higher gross margin on these costs in the future.

Gross Margin.  The factors impacting gross margin in 2008 are discussed under the cost of sales above.  In the aggregate, cost of sales increased to 75.3% of revenue in 2008 compared to 73.1% of revenue in 2007 yielding margins of 24.7% in 2008 and 26.9% in 2007.    We have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to return margins to 2007 levels or above.

Selling, General and Administrative Expenses. As a percentage of revenue, we reduced selling, general and administrative expenses to 31.0% in 2008 compared to 32.6 % in 2007.  This represents a 1.6% decrease as a percentage of revenue and a monetary reduction of $7.7 million in 2008 compared to 2007.  As noted above, we operated behind the recessionary curve in 2008 and our cost cutting measures trailed significant reductions in revenue.  We expect to see continuing declines in selling, general and administrative expenses through the first quarter of 2009 as our cost cutting measures are fully realized in our financial reports.

The reduction in selling, general and administrative expenses was driven primarily by reductions in personnel costs to 16.2% of revenue in 2008 compared to 17.7% of revenue in 2007.  In dollar terms, personnel costs declined to $12.8 million in 2008 compared to $17.5 million in 2007.  In 2007, we were staffing for aggressive growth and new store openings that would have significantly increased our transaction flow.  When the downturn hit, we reversed those plans and adjusted staffing levels downward to reflect the reality of the current business opportunity.  We expect to further reduce personnel costs in 2009 until the economy begins to recover.

Other line item costs in selling, general and administrative expenses generated an aggregate reduction of 0.1%.  Some categories increased and some decreased.  We continue to monitor selling general and administrative expenses and are working to further reduce operating costs in 2009.

Liquidity and Capital Resources

At December 26, 2008, we had total current assets of $10.1 million and current liabilities of $8.7 million.  Included in current assets are cash of $2.2 million and trade accounts receivable of $5.2 million (net of allowance for bad debts of $500,000).   In the first quarter of 2009, our cash position has deteriorated from this level as a result of the trailing effect of cost reductions in the declining economy.

Weighted average aging on our trade accounts receivable at December 26, 2008, was 39 days.  Actual bad debt write-off expense as a percentage of total customer invoices during fiscal year 2008 was 0.7%.    Our accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable.  The allowance for doubtful accounts is reviewed quarterly.  We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days.  Most balances over 120 days past due are written off when it is probable the receivable will not be collected.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing.  The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or  the London Interbank Offered Rate (LIBOR) plus three percent (LIBOR + 3.0%) per annum.  Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at December 26, 2008 was 7.716%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  The credit facility, originally due to expire on April 7, 2009, was recently renewed for one year and now expires on April 7, 2010.   The balance due our lender at December 26, 2008 was $2,579,313.  We expect that certain terms of the loan, including the maximum credit facility and the minimum amount on which interest is calculated, will be modified in the coming months to better reflect the current needs of the Company

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections.  At December 26, 2008, we were not in compliance with the cash flow, tangible net worth and EBITDA requirements.  Our lender waived compliance with the cash flow, tangible net worth and EBITDA covenants at year end and the line of credit was in good standing as of December 26, 2008.

At December 26, 2008, we also owed a private investor $2 million on an unsecured promissory note bearing interest at 15% per annum and calling for five monthly installment payments of $400,000 commencing February 1, 2009.  The Company has repaid $500,000 of the outstanding balance and is in the process of renegotiating the payment terms of this note to extend the repayment and reduce cash outflows through the end of the second quarter.  The Company expects the extension agreement to be finalized early in April, 2009.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at December 26, 2008.  We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities.   We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations.  Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We expect that additional capital will be required to fund operations during fiscal year 2009.  Our capital needs will depend on store operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle.  We currently have approximately 7.8 million warrants outstanding which may offer a source of additional capital at a future date upon exercise.  Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2009.

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

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. On an on-going basis, management evaluates its estimates and judgments. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and indefinite-lived intangible assets.    As a result of our acquisitions, we have recorded goodwill and various intangible assets at their estimated fair values as of the dates of the acquisitions. The estimated fair values of the acquired indefinite-lived intangible assets are based on our expectations regarding future operating results and cash flows. The purchase price in excess of the fair value of the acquired tangible and intangible assets is classified as goodwill and is tested for impairment in the first quarter of each fiscal year for the prior fiscal year, and whenever events or circumstances indicate that impairment may have occurred. Fair value for impairment test purposes is determined based on market multiples, comparable transactions, appraised values and discounted cash flows, as appropriate. Such analysis requires the use of certain future market assumptions and discount factors, which are subjective in nature. Estimated values can be affected by many factors beyond the Company's control such as business and economic trends and government regulation. Management believes that the assumptions used to determine fair value are appropriate and reasonable. However, changes in circumstances or conditions affecting these assumptions could have a significant impact on the fair value determination, which could then result in a material impairment charge to the Company's results of operations.

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

Recent Accounting Pronouncements.

On December 29, 2007, the Company partially adopted SFAS No. 157, “Fair Value Measurements” (SFAS 157). Our partial adoption is in accordance with FASB Staff Position No. 177-2 Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 clarifies that fair value is an exit price representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value.  Our partial adoption of SFAS 157 did not have a material effect on our financial position, results of operations or cash flows for the 52 week period ended December 26, 2008.  We do not expect the further adoption of the provision for nonfinancial assets and liabilities will have a material impact on our financial position, results of operations or cash flows.

The statement requires that fair value measurements be classified and disclosed in one of three categories:

•	Level 1: Quoted prices in active markets for identical assets and liabilities that the reporting entity has the ability to access at the measurement date;

•	Level 2: Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly; or

•	Level 3: Unobservable inputs.

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” effective December 29, 2007.  SFAS No. 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS No. 159 has not had a material effect on our financial position, results of operations, or cash flows for the 52 week period ended December 26, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations.”  SFAS No. 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS 141 R on December 27, 2008 and will apply the new guidance prospectively to business combinations completed on or after that date.  For acquisitions completed prior to December 27, 2008, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.  The Company does not expect this new guidance to have a significant impact on our financial statements.

In April 2008, the FASB issued FSP No. 142-3, Determination of the Useful Life of Intangible Assets.  This FSP amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets.  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The adoption of FSP 142-3 will not have a material effect on our financial position, results of operations or cash flows.

In December 2007, FASB issued SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential impact of this statement on our financial statements.

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

Item 8.           Financial Statements.

COMMAND CENTER, INC.

Financial Statements and
Report of Independent Registered
Public Accounting Firm

December 26, 2008 and December 28, 2007

Contents

 Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	Form 10-K - 24

FINANCIAL STATEMENTS

Balance sheets	Form 10-K - 25

Statements of operations	Form 10-K - 26

Statements of stockholders’ equity	Form 10-K - 27

Statements of cash flows	Form 10-K - 28

Notes to financial statements	Form 10-K - 29 through 42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Command Center, Inc.:

We have audited the accompanying balance sheets of Command Center, Inc. as of December 26, 2008 and December 28, 2007, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 26, 2008 and December 28, 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

April 9, 2009

COMMAND CENTER, INC.
Balance Sheets

Assets	December 26, 2008	December 28, 2007
CURRENT ASSETS:
Cash	$2,174,960	$580,918
Accounts receivable trade, net of allowance for bad debts of $500,000
at December 26, 2008 and December 28, 2007	5,223,113	9,079,222
Subscriptions and other receivables - current	284,244	1,971,037
Prepaid expenses and deposits	975,909	1,610,913
Current portion of workers' compensation risk pool deposits	1,500,000	1,150,375
Total current assets	10,158,226	14,392,465

PROPERTY AND EQUIPMENT - NET	2,589,201	3,245,506

OTHER ASSETS:
Workers' compensation risk pool deposits, less current portion	2,729,587	2,833,127
Goodwill	2,500,000	14,257,929
Intangible asset - net	503,606	683,275
Total other assets	5,733,193	17,774,331
TOTAL ASSETS	$18,480,620	$35,412,302

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable trade	$1,080,735	$863,373
Line of credit facility	2,579,313	4,686,156
Accrued wages and benefits	981,293	1,553,536
Other current liabilities	195,566	917,368
Current portion of note payable	9,520	8,967
Short-term note payable, net of discount	1,868,748	-
Workers' compensation insurance and risk pool deposits payable	531,062	-
Current portion of workers' compensation claims liability	1,500,000	1,150,375
Total current liabilities	8,746,237	9,179,775

LONG-TERM LIABILITIES:
Note payable, less current portion	76,135	85,655
Workers' compensation claims liability, less current portion	2,986,372	2,219,642
Finance obligation	1,125,000	1,125,000
Total long-term liabilities	4,187,507	3,430,297

COMMITMENTS AND CONTINGENCIES (Note 11, 15, 16)

STOCKHOLDERS' EQUITY:
Preferred stock - $0.001 par value, 5,000,000 shares authorized;
none issued	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized;
36,290,053 and 35,725,050 shares issued
and outstanding, respectively	36,290	35,725
Additional paid-in capital	51,370,627	51,005,159
Retained deficit	(45,860,041)	(28,238,654)
Total stockholders' equity	5,546,876	22,802,230
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$18,480,620	$35,412,302

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Operations

	52 Weeks Ended	52 Weeks Ended
REVENUE:	December 26, 2008	December 28, 2007

Revenue from services	$78,812,404	$98,333,257
Other income	421,621	390,926
	79,234,025	98,724,183
COST OF SERVICES:
Temporary worker costs	52,317,484	65,007,621
Workers' compensation costs	5,799,145	6,386,332
Other direct costs of services	1,549,727	781,041
	59,666,356	72,174,994
GROSS PROFIT	19,567,669	26,549,189

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Personnel costs	12,801,669	17,459,120
Selling and marketing expenses	846,458	1,399,627
Transportation and travel	1,586,543	1,671,775
Office expenses	1,394,826	1,618,097
Legal, professional and consulting	1,061,827	1,507,960
Depreciation and amortization	688,538	681,331
Rents and leases	2,523,361	2,494,356
Other expenses	3,654,434	4,564,636
Settlement expense	-	825,000
Impairment of goodwill	11,757,929	18,300,000
	36,315,585	50,521,902
LOSS FROM OPERATIONS	(16,747,916)	(23,972,713)

Interest expense	(848,890)	(2,005,266)
Other income (expense)	(24,581)	(58,622)
	(873,471)	(2,063,888)

NET LOSS	$(17,621,387)	$(26,036,601)
NET LOSS PER SHARE - BASIC	$(0.49)	$(1.04)
WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING - BASIC	36,059,701	25,028,390

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Stockholders' Equity
	For the 52 Weeks Ended December 26, 2008 and December 28, 2007
					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
BALANCES DECEMBER 29, 2006	-	$-	23,491,862	$23,492	$37,171,727	$(2,202,053)	$34,993,166

Common stock issued for acquistions	-	-	260,000	260	988,540	-	988,800

Common stock issued for interest	-	-	70,965	71	119,929	-	120,000

Common stock issued for services	-	-	164,951	165	521,335	-	521,500

Common stock issued for notes conversion	-	-	2,580,387	2,581	3,018,001	-	3,020,582

Discount from warrants accompanying note	-	-	-	-	380,000	-	380,000

Conversion feature accompanying note	-	-	-	-	192,000	-	192,000

Common stock issued for settlement	-	-	550,000	550	824,450	-	825,000

Common stock issued for cash	-	-	6,728,885	6,728	5,913,055	-	5,919,783

Common stock issued for subscriptions receivable	-	-	1,878,000	1,878	1,876,122	-	1,878,000

Net loss for the year	-	-	-	-	-	(26,036,601)	(26,036,601)

BALANCES DECEMBER 28, 2007	-	-	35,725,050	35,725	51,005,159	(28,238,654)	22,802,230

Stock offering and registration costs	-	-	-	-	(163,167)	-	(163,167)

Common stock issued for services	-	-	365,000	365	168,835	-	169,200

Common stock issued on advances payable	-	-	33,333	33	99,967	-	100,000

Warrants issued in connection with notes	-	-	-	-	260,000	-	260,000

Common stock issued for conversion price adjustment	-	-	166,670	167	(167)	-	-

Net loss for the year	-	-	-	-	-	(17,621,387)	(17,621,387)

BALANCES DECEMBER 26, 2008	-	$-	36,290,053	$36,290	$51,370,627	$(45,860,041)	$5,546,876

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Statements of Cash Flows

	52 Weeks Ended	52 Weeks Ended
	December 26	December 28,
CASH FLOWS FROM OPERATING ACTIVITIES:	2008	2007
Net loss	$(17,621,387)	$(26,036,601)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	868,208	854,056
Allowance for bad debts	-	109,137
Loss on disposition of property and equipment	76,064	-
Amortization of note payable discount	128,749	380,000
Amortiztion of beneficial conversion feature	-	192,000
Amortization of debt issuance costs	-	100,000
Common stock issued for interest and services	169,200	641,500
Common stock issued for settlement	-	825,000
Impairment of goodwill	11,757,929	18,300,000
Change in:
Accounts receivable	3,856,109	139,789
Other receivables	(191,207)	-
Prepaid expenses and deposits	635,004	(499,007)
Workers' compensation risk pool deposits	(246,085)	(1,930,792)
Accounts payable trade	217,362	65,767
Accrued wages, benefits and other current liabilities	(1,194,045)	(242,744)
Workers' compensation insurance and risk pool deposits payable	531,062	(809,665)
Workers' compensation claims liability	1,116,355	1,947,308
Total adjustments	17,724,705	20,072,349
Net cash provided (used) by operating activities	103,318	(5,964,252)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(108,298)	(511,141)
Purchase of on-demand labor stores	-	(247,500)
Collections on note receivable	-	118,384
Net cash used by investing activities	(108,298)	(640,257)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowing on short-term note	2,000,000	3,100,000
Change in checks issued and outstanding	-	(849,396)
Payments on line of credit facility, net	(2,106,843)	(1,038,990)
Decrease in advances payable	-	(200,000)
Principal payments on notes payable	(8,968)	(1,136,837)
Proceeds from stock subscriptions receivable	1,878,000	-
Sales of common stock	-	6,748,885
Stock offering and registration costs	(163,167)	(829,102)
Net cash provided by financing activities	1,599,022	5,794,560

NET INCREASE (DECREASE) IN CASH	1,594,042	(809,949)
CASH, BEGINNING OF YEAR	580,918	1,390,867
CASH, END OF YEAR	$2,174,960	$580,918

See accompanying notes to financial statements.

NOTE 1 — BASIS OF PRESENTATION:

Organization.  Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000.  We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications.  Our customers are primarily small to mid-sized businesses in the construction, transportation, warehousing, landscaping, light manufacturing, retail, wholesale, and facilities industries.  We currently operate 53 stores located in 20 states.  None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

NOTE 2 — ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies

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

Fiscal year end.  The financial statements for the periods ended December 26, 2008 and December 28, 2007 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year.  In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks.  In fiscal years with 52 weeks, all quarters will consist of thirteen weeks.  2008 and 2007 were 52 week years.

Reclassifications.  Certain amounts in the financial statements for 2007 have been reclassified to conform to the 2008 presentation.  These reclassifications have no effect on net loss, total assets or stockholders’ equity as previously reported.

Revenue recognition.  We generate revenues primarily from providing on-demand labor services.  Revenue from services is recognized at the time the service is performed and is net of adjustments related to store credits.

Cost of services.  Cost of services includes the wages of temporary employees, related payroll taxes and workers’ compensation expenses, and other direct costs of services.

Cash. Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions.  At December 26, 2008, approximately $1,928,000 was held in one bank.  This amount exceeds the depositor protections afforded by the Federal Deposit Insurance Corporation.

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

Capitalized software development costs. We expense costs incurred in the preliminary project stage of developing or acquiring internal use software.  Once the preliminary assessment is complete management authorizes the project.  When it is probable that: the project will be completed; will result in new software or added functionality of existing software; and the software will be used for the function intended, we capitalize the software development costs.  For the 52 weeks ended December 26, 2008, the Company had no capitalized software costs.  For the 52 week period ended December 28, 2007, capitalized software costs, net of accumulated amortization, were $398,756.  The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software which ranges from three to seven years.

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

Goodwill and other intangible assets. Goodwill relates to the acquisition of a software company in the on-demand labor space in 2005, 67 on-demand labor stores in 2006, and 3 additional on-demand labor stores in 2007.  In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” at least annually and whenever events and circumstances arise that indicate an impairment may exist such as a significant adverse change in the business climate.  In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value. At December 26, 2008 and December 28, 2007, we recorded impairment write-downs of $11,757,929 and $18,300,000, respectively, related to goodwill (see Note 4).  Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between 36 and 69 months. We review long-lived assets, including amortizable intangible assets, for impairment whenever events and circumstances indicate the carrying value may not be recoverable, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and SFAS 142, “Impairment of Goodwill and Other Intangible Assets.”  (See Note 7).

Fair value of financial instruments.  The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date.  At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 26, 2008 and December 28, 2007 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of notes receivable at December 26, 2008 and December 28, 2007 also approximated fair values based on their nature and terms.  The carrying values of our finance obligation, line of credit facility, notes payable and amounts due to and from affiliates, at December 26, 2008 and December 28, 2007 also approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

Derivatives. From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. These transactions, the value of which may be derived from the fair value of Company securities, are accounted for in accordance with EITF No. 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock".  Additionally, the Company applies EITF No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and APB 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Fair value considerations required by these pronouncements are estimated using the Black-Scholes option pricing model.  See Note 10 “Short-Term Note Payable” for details of application of these pronouncements to several short-term borrowings during the periods ended December 26, 2008 and December 28, 2007.

Income tax.  Deferred taxes are provided when material using the liability method whereby deferred tax assets are recognized for deductible temporary differences and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  There were no material temporary differences for the periods presented.  Deferred tax assets, subject to a valuation allowance, are recognized for future benefits of net operating losses being carried forward.  As required under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) expected future tax consequences are measured based on provisions of tax law as currently enacted; the effects of future changes in tax laws are not anticipated.  Future tax law changes, such as a change in a corporate tax rate, could have a material impact on our financial condition or results of operations.  When warranted, we record a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized.  In determining whether a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part on management's judgments regarding future events.  Based on our analysis, we have determined that a valuation allowance is appropriate for net operating losses incurred in the year ended December 26, 2008.

On December 30, 2006, the Company adopted Financial Accounting Standards Board Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS 109, prescribing a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. In the course of our assessment, we have determined that we are subject to examination of our income tax filings in the United States and state jurisdictions for the 2005 through 2007 tax years. In the event that the Company is assessed penalties and or interest; penalties will be charged to other operating expense and interest will be charged to interest expense.

The Company adopted FIN 48 using the modified prospective transition method, which requires the application of the accounting standard as of December 30, 2006. There was no impact on the financial statements as of and for the years ended December 26, 2008 and December 28, 2007 as a result of the adoption of FIN No. 48. In accordance with the modified prospective transition method, the financial statements for prior periods have not been restated to reflect, and do not include, the impact of FIN No. 48.

Earnings per share.  The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share.”   Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents.  The Company had warrants for 7,672,803 and 6,762,803 shares of common stock outstanding at December 26, 2008 and December 28, 2007, respectively.  The diluted earnings per share calculation would include these common stock equivalents.  The company incurred losses in the fifty-two week periods ended December 26, 2008 and December 28, 2007.  Accordingly, the warrant shares are anti-dilutive and no difference between basic and diluted earnings per share exists at December 26, 2008 or December 28, 2007.

Recent Accounting Pronouncements.

On December 29, 2007, the Company partially adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). Our partial adoption is in accordance with FASB Staff Position No. 177-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 clarifies that fair value is an exit price representing the amount that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market based measurement that should be determined based on the assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS establishes a three-tier value hierarchy which prioritizes the inputs used in measuring fair value.  Our partial adoption of SFAS 157 did not have a material effect on our financial position, results of operations or cash flows for the 52 week period ended December 26, 2008.  We do not expect the further adoption of the provision for nonfinancial assets and liabilities will have a material impact on our financial position, results of operations or cash flows.

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

We also adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Liabilities,” (“SFAS 159”) effective December 29, 2007.  SFAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value.  The adoption of SFAS 159 has not had a material effect on our financial position, results of operations, or cash flows for the 52 week period ended December 26, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It was effective November 15, 2008, following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement did not have a material effect on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company will adopt SFAS 141 (R) on December 27, 2008 and will apply the new guidance prospectively to business combinations completed on or after that date.  For acquisitions completed prior to December 27, 2008, the new standard requires that changes in deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period must be recognized in earnings rather than as an adjustment to the cost of the acquisition.  The Company does not expect this new guidance to have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company is currently evaluating the potential impact of this statement on our financial statements.

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

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets.”  This FSP amends factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.”  The FSP is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited.  The adoption of this FSP will not have a material effect on our financial position, results of operations or cash flows.

NOTE 3 — BUSINESS COMBINATIONS:

On January 1, 2007, we agreed to acquire certain assets and liabilities of Anytime Labor, Inc. for $247,500 in cash and 200,000 shares of our common stock having an estimated value of $4.56 per share.  Subsequently, an additional 60,000 shares of common stock were issued to the seller as contingent consideration upon completion of compiled financial statements on the businesses acquired.  The acquired assets represent three on-demand labor businesses. Two of the acquired stores are in Oregon and one is in Washington.  We closed the transaction on February 19, 2007.  From January 1, 2007 through the closing date of the transaction, we operated the stores under the Command Center name pursuant to the acquisition agreement, and operations from these stores are reflected in our financial statements for the fifty-two weeks ended December 28, 2007.

The following represents management’s estimate of the fair value of the assets acquired and liabilities assumed in the acquisitions.

Cash consideration	$247,500
Liabilities assumed	252,500
Common stock	988,800
Total consideration	$1,488,800

Furniture and fixtures and equipment	$25,000
Intangible assets (customer relationships)	125,000
Goodwill	1,338,800
Total assets acquired	$1,488,800

Prior to closing the acquisitions, Glenn Welstad, our CEO, loaned Anytime Labor $252,500 to allow Anytime Labor to pay off an existing contractual obligation.  Upon completion of the acquisitions, the Company assumed the obligation due Mr. Welstad.  This amount was repaid to Mr. Welstad in the second quarter, 2007.

The Company also assumed certain obligations on existing operating leases and other contractual rights in conjunction with the purchase.  Management has estimated that the fair value of these obligations and the contractual rights is immaterial and has not assigned any separately identifiable value to these items.  Management has estimated the fair value of Anytime Labor’s customer list and recorded it as an intangible asset that is being amortized over a three year period.  Goodwill has been recorded based on the excess of the consideration paid over the net identifiable assets and liabilities acquired.

NOTE 4 – IMPAIRMENT OF GOODWILL:

The Company completed its annual impairment tests in March of 2009 and 2008 for the fifty-two week periods ended December 26, 2008 and December 28, 2007, respectively, using a combination of market multiple, comparable transaction and discounted cash flow methods.  During 2008 we experienced a significant decline in our stock price.  As a result, our market capitalization fell significantly below the recorded value of our net assets.  For 2007, we also considered factors including the price of Units sold in an offering of securities at the end of 2007 and the relative values of the common stock and warrants that comprised the units. The Company is a single reporting unit consisting of its purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole.

The analysis concluded that the carrying amounts of goodwill for the reporting unit exceeded its implied fair value and we recorded non-cash impairment adjustments of $11,757,929 and $18,300,000 in the fifty-two week periods ended December 26, 2008 and December 28, 2007, respectively.

The following table sets forth the changes in goodwill that occurred during the periods indicated:

	Fifty-two weeks ended December 26, 2008	Fifty-two weeks ended December 28, 2007
Beginning Balance	$14,257,929	$31,219,129
Acquisitions	-	1,338,800
Impairment	(11,757,929)	(18,300,000)
Ending Balance	$2,500,000	$14,257,929

NOTE 5 — RELATED-PARTY TRANSACTIONS:

In addition to the related party transactions described in Notes 3, 9 and 13, the Company has had the following transactions with related parties:

Van Leasing Arrangements.  Glenn Welstad, our CEO, owns Alligator LLC (Alligator), a vehicle leasing company.  Alligator currently provides approximately 8 vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations.  The Company provides fuel for the vehicles and pays Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers.  As of December 26, 2008 and December 28, 2007, the Company owed Alligator $119,539 and $85,372, respectively, for lease payments and driver compensation.  During the 2008 and 2007 fiscal years, the Company incurred $469,489 and $343,100, respectively in expense related to this arrangement, classified as transportation and travel in the statement of operations.

Viken Management.  Prior to October 31, 2007, the Company advanced funds to Viken Management from time-to-time. Viken Management is a company controlled by Glenn Welstad. The funds were used to pay obligations of Viken that were incurred prior to the roll-up of the franchisee operations.  In November, 2007, all amounts due from Viken were settled in full.

NOTE 6 — PROPERTY AND EQUIPMENT:

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 26, 2008 and December 28, 2007:

	2008	2007

Buildings and improvements	$1,274,000	$1,274,000
Leasehold improvements	1,175,449	1,233,452
Furniture and fixtures	286,461	286,461
Computer hardware and licensed software	977,487	925,293
Accumulated depreciation	(1,423,337)	(872,457)
	2,290,060	2,846,749

Software development costs	682,000	682,000
Accumulated amortization	(382,859)	(283,243)
	299,141	398,757
Total property and equipment, net	$2,589,201	$3,245,506

During the 52 weeks ended December 26, 2008 and December 28, 2007, the Company recognized $688,539 and $681,331, respectively, of depreciation and amortization expense on its property and equipment.

NOTE 7 — INTANGIBLE ASSET:

The following table presents the Company’s purchased intangible asset other than goodwill for the fiscal years ended December 26, 2008 and December 28, 2007:

	2008	2007
Customer relationships	$925,000	$925,000
Less accumulated amortization	(421,394)	(241,725)
Intangible asset, net	$503,606	$683,275

We obtained our amortizable intangible asset as a result of the acquisition of on-demand labor stores in 2006 and 2007. Amortization expense is included with selling and marketing expenses in the statement of operations.

Based on current events and circumstances, we tested the intangible asset for impairment by comparing the carrying value of the asset to its estimated fair value.  The results of this test indicated that the intangible asset was not impaired as of December 26, 2008.

The following schedule reflects annual amortization expense and cumulative amortization.

	2009	2010	2011	2012
Annual expense	$179,665	$144,944	$138,000	$40,997
Cumulative	$601,059	$746,003	$884,003	$925,000

NOTE 8 —LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due.  The lender will advance 85% of the invoiced amount for eligible receivables.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum.  Prime is defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at December 26, 2008 was 10.00%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000.  The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA.  At December 26, 2008, we were in compliance with the working capital ratio covenant. We are not in compliance with the cash flow, tangible net worth or EBITDA requirements.  Our lender has waived compliance with the cash flow, tangible net worth and EBITDA requirements at year end and the loan was in good standing at December 26, 2008.  The balance due our lender at December 26, 2008 was $2,579,313. The credit facility expires on April 7, 2010.

NOTE 9 —AMOUNTS DUE TO AFFILIATES:

In connection with the acquisition of assets from franchisees in 2006, the Company incurred obligations to former franchisees totaling $851,647.  These amounts were converted to notes payable to affiliates.

During the 52 weeks ended December 28, 2007, the Company settled certain of the notes payable to affiliates for stock.  The note conversions are described below:

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

(2)
Mr. Enget, Mr. Gilbert, Mr. Junck, and Mr. Todd Welstad are or were directors and officers of the Company.  Mr. Hancock is a former employee and Director of the Company.  The amounts due consisted of liabilities incurred in connection with the purchase of on-demand labor stores owned or controlled by them in 2006.

(3)	Mr. Wallace and Mr. Cardwell are former franchisees. Mr. Wallace is currently employed as a manager with our company. Mr. Cardwell is no longer associated with the Company.

The notes were converted into common stock at a conversion price of $1.50 per share.  An aggregate of 413,721 shares of common stock were issued in the note conversions totaling $620,582. On December 28, 2007, the remaining balance on notes payable to affiliates relating to the acquisitions amounted to $221,065.

At December 26, 2008, the notes payable to affiliates relating to the acquisitions was reduced to $76,027.

Amounts due from and due to affiliates are included with Subscriptions and other receivables - current, and Other current liabilities, respectively in the balance sheet.

During 2007, the Company also borrowed an aggregate of $700,000 on short-term notes from an affiliate and a former affiliate.  These amounts were subsequently converted to common stock during 2007 at $1.50 per share or an aggregate of 466,666 shares.

NOTE 10 —SHORT-TERM NOTE PAYABLE:

On June 24, 2008, the Company entered into an agreement with an unrelated third party to borrow $2,000,000 against an unsecured Promissory Note. The Note bears interest at 15% per annum with interest only payments through January, 2009.  The Note calls for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009. The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share.  In accordance with Emerging Issues Task Force Issue 00-27, the warrant was valued at $260,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement.  The warrant value was recorded as note discount, and is being amortized to interest expense using a straight line method which approximates the interest method over the life of the note.  The warrant expires on July 1, 2011. Amortization of the note discount amounted to $128,749 in the 52 weeks ended December 26, 2008.

During the 52 weeks ended December 28, 2007, we borrowed $2,000,000 on a short-term note (less loan origination fees of $100,000) from an unrelated third party for supplemental working capital.  The loan funds were received in April and were originally due to be repaid on July 1, 2007 but the loan was extended through November 30, 2007 and was repaid in full on December 5, 2007. The note holder rolled $1,200,000 of the note principal into an equity financing that closed on November 30, 2007, and the balance of $800,000 plus accrued interest was paid on December 5, 2007.    The Note bore interest monthly, payable at 18% per annum through the original due date and 24% per annum from July 1, 2007 through repayment.  The note holder was also granted warrants to purchase up to 200,000 shares of common stock at $3.00 per share at any time before April 1, 2009.  The Company has agreed to extend the warrant exercise period to April 1, 2014.  See Note 18 – Subsequent Events.

In the Company’s estimation, approximately $167,000 of the $2,000,000 note related to the value of the warrants, resulting in a note discount of $167,000, which was amortized to interest expense over the life of the Note.

On August 14, 2007, the Company also received $500,000 on a short-term Convertible Promissory Note from an investment banker.  The note did not bear interest during the term and matured on the earlier of the next equity funding or February 14, 2008.  The note was convertible into securities at the time of the next equity funding undertaken by the Company.  On August 14, 2007, in conjunction with the loan, we also granted the investment banker warrants to purchase up to 250,000 shares of our common stock at an exercise price of $1.50 per share.  The warrants were exercisable immediately and expire on August 14, 2012 (five years after issuance).
In the Company’s estimation, approximately $213,000 of the $500,000 note related to the value of the warrants, resulting in a note discount of $213,000, which was amortized to interest expense over the life of the Note.  The conversion feature of the note was also separately valued and resulted in additional interest expense at the date of conversion amounting to $192,000.

On November 30, 2007, the Note was converted to units at $1.00 per Unit in an equity funding consisting of common stock and warrants.  Each unit consisted of one share of common stock and one-half warrant.  The warrants are exercisable at $1.25 per share commencing on May 30, 2008 and expire if not exercised prior to May 30, 2013.
NOTE 11 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance.  Currently, we maintain large deductible workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and Arch Insurance Group (“Arch”). The Arch policy covers our workers in the State of California and South Dakota for the period from June 27, 2008 through June 27, 2009. The AMS policy covers all other states (except the monopolistic jurisdictions of Washington and North Dakota) for the premium year from May 13, 2008 through May 12, 2009.    While we have primary responsibility for all claims in non-monopolistic states, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000, on a “per occurrence” basis.  This results in our being substantially self-insured.  Prior to the inception of the AMS and Arch policies, we were insured by American International Group (“AIG”).

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

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years.  As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open.  As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business.  If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates.  Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs.  We are not the primary obligor on claims in these jurisdictions.  Accordingly, our financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers’ compensation expense for our temporary workers totaled $5,799,145 and $6,386,332 in the 52 weeks ended December 26, 2008 and December 28, 2007, respectively. Workers’ compensation expense in 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007.  Our insurer has assigned higher than anticipated future claims liabilities in connection with these claims.   We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

Workers’ Compensation Deposits	2008	2007
Workers’ compensation deposits available at the beginning of the period	$3,983,502	$2,052,710
Additional workers’ compensation deposits made during the period	2,700,000	3,920,000
Deposits applied to payment of claims during the period	(2,453,915)	(1,989,208)
Deposits available for future claims at the end of the period	$4,229,587	$3,983,502

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$3,370,017	$1,422,709
Claims paid during the period	(2,453,915)	(1,989,202)
Additional future claims liabilities recorded during the period	3,570,270	3,963,510
Estimated future claims liabilities at the end of the period	$4,486,372	$3,370,017

As a result of higher than expected claims liabilities for the policy years ending in May 2007 and May 2008, our insurance carrier requested additional collateral deposits.  We paid $1.4 million toward this request in 2008 and recorded the payments as additional workers’ compensation deposits.  When we changed our workers’ compensation carrier in mid-2008, AIG requested additional collateral payments of approximately $2.9 million dollars.  This figure does not take into account the $1.4 million already paid, nor does it take into account the settlement of nearly all open claims from the 2006-2007 policy year and many open claims from the 2007-2008 policy year at substantially less than the reserved amounts.  We believe that the AIG request for $2.9 million is unreasonable and is not supported by our most recent claims history.  As a result, we have not made any additional collateral deposits or premium payments to AIG.  To date, AIG has not provided requested information to support their position and we have not booked any additional liability for AIG workers compensation premiums or collateral deposits.  We do not believe that any amounts are currently due AIG.

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid.  The deposits have not been discounted to present value in the accompanying financial statements.

We have discounted the expected liability for future losses to present value using a discount rate of 3.5%, which approximates the risk free rate on US Treasury instruments.  Our expected future liabilities are evaluated on a quarterly basis and adjustments are made as warranted.

NOTE 12 — NOTE PAYABLE:

Long-term debt consists of a note payable assumed in connection with the purchase of an on-demand labor store. The note is payable in monthly installments of $1,200 that include interest at 6%. The note is collateralized by an on-demand labor store building.

As of December 26, 2008, the note payable outstanding will mature as follows:

2009	$9,520
2010	10,107
2011	10,730
2012	11,392
2013	43,906
$85,655

NOTE 13 — STOCKHOLDERS’ EQUITY:

Sales of Common Stock. In the fifty-two weeks ended December 28, 2007, we issued shares for several different purposes as described below. All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance.

•	260,000 shares in an acquisition of three on-demand labor stores. Aggregate value of the shares issued was $988,800.
•	70,965 shares as interest on our finance obligation for our headquarters office building. Aggregate value of the shares issued was $120,000.
•	164,951 shares for services. Aggregate value of the shares issued was $521,500. Recipients of these shares include a vendor and several former employees of the Company.
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
•
1,700,000 shares issued on conversion of short term notes to third parties for an aggregate of $1,700,000.  The short-term notes included warrants and one included a conversion feature which resulted in instruments aggregating $572,000 being fully amortized to interest expense in 2007.

•	550,000 shares in settlement of a new store surcharge obligation. Aggregate value of the shares issued was $825,000. These shares were issued to Glenn Welstad, our CEO and Director.
•	10,000 shares issued for cash in private equity offerings for $30,000. These shares were sold to a former officer of the Company.
•
8,596,885 shares in a private equity offering which closed on November 30, 2007 and December 27, 2007.  The Company raised an aggregate of $8,596,885 ($10,296,885 when counting the $1,700,000 note conversions described above) of which $1,878,000 was receivable on binding commitments at year end.  The full amount of subscriptions receivable was received by February 20, 2008, prior to issuance of the financial statements, thus were classified as “Subscriptions and other receivables” at December 28, 2007.  Offering proceeds included $593,885 in offering commissions due our investment banker that were taken in units in the offering.   Each Unit in the Offering consisted of one share of common stock and one-half a warrant.  The Warrants are exercisable for five years beginning six months after the respective closing dates at $1.25 per share.

In the fifty-two weeks ended December 26, 2008, we issued shares for several different purposes as described below.

•
100,000 as an equity bonus to an employee for bringing to us a niche market opportunity in the flagging industry.  The shares were valued at $0.60 per share or $60,000 in the aggregate based on the market price of our common stock on the date of issuance.

•
105,000 shares issued to current and former employees as compensation.  The shares issued to employees were valued at $0.60 per share or $63,000 in the aggregate based on the market price of our common stock on the date of issuance.

•
166,667 shares were issued to a former officer and director, who loaned the Company $500,000 and on June 30, 2007, agreed to convert the loan into common stock at $1.50 per share based on the anticipated price of a private equity financing the company was pursuing at that time.  The private equity financing closed in late November, 2007 at $1.00 per share.  The additional shares adjusted the conversion price to $1.00 in accordance with the equity financing as actually completed.

•
Warrants for 1,000,000 shares of common stock in conjunction with a short term loan agreement where the Company borrowed $2,000,000 (see Note 10).  We also issued 33,333 shares of Common Stock relating to an advance payable at $3.00 per share that was placed in 2006.

•
20,000 shares of common stock to our former CFO in satisfaction of a promise to issue shares in connection with his employment.  The shares were valued at $0.36 per share based upon the market price of the stock on the date of issuance and were recorded as expense in the current period.

•
140,000 shares of common stock to our investor relations firm as partial payment of their investor relations fees.  80,000 shares were valued $0.34 per share and 60,000 shares were valued at $.23 based upon the market price of the stock on the dates of issuance.  The shares were recorded as an expense during the year.

The following warrants for Command Center, Inc. common stock were issued and outstanding on December 26, 2008 and December 28, 2007, respectively:

	2008	2007
Warrants outstanding at the beginning of the year	6,762,803	-
Warrants issued during the year
Exercisable at $0.45 per share, expiring April 1, 2009		200,000
Exercisable at $1.50 per share, expiring August 14, 2012		250,000
Exercisable at $1.25 per share, expiring May 30, 2013
Exercisable at $1.25 per share, expiring June 30, 2013		6,312,803
Exercisable at $0.45 per share, expiring July 1, 2011	1,000,000
Warrants expired during the year	-	-
Warrants exercised duirng the year	-	-
Warrants outstanding at the end of the year	7,762,803	6,762,803

NOTE 14 – INCOME TAX:

The Company did not recognize an income tax provision for the 52 week periods ended December 26, 2008 and December 28, 2007.

The components of deferred tax assets and liabilities were as follows:

Deferred tax assets	December 26, 2008	December 28, 2007
Workers’ compensation claims liability	$1,795,000	$1,024,000
Goodwill impairment	12,023,000	7,320,000
Start-up expenses	16,000	25,000
Net operating loss	4,129,000	2,654,000
Vacation accrual	47,000	52,000
Bad debt reserve	200,000	200,000
Charitable contributions	7,000	7,000
Total deferred tax assets	18,217,000	11,282,000
Deferred tax liabilities
Property, plant and equipment and intangibles	(436,000)	(332,000)
Net deferred tax asset	$17,781,000	$10,950,000
Valuation allowance	(17,781,000)	(10,950,000)
Total deferred tax asset net of valuation allowance	$-	$-

At December 26, 2008 and December 28, 2007, we have fully offset the deferred tax asset by valuation allowances because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.

Net operating losses may be carried back two years and forward twenty years.  Our federal and state net operating loss carryover of approximately $12,000,000 will expire in the years 2022 through 2028.  Our charitable contribution carryover will expire in the years 2010 through 2013.

Management estimates that our combined federal and state tax rates will be 40%.  The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of operations are as follows:

	2008			2007
Income tax expense (benefit) based on statutory rate	$(6,167,000)	35.0%	$(9,110,000)	35.0%
Permanent differences	191,000	(1.1%)	370,000	(.3%)
State income taxes benefit net of federal taxes	(854,000)	4.9%	(1,290,000)	5.0%
Increase in valuation allowance	6,830,000	(38.8%)	10,030,000	(39.7%)
Total taxes on income	$-	-%	$-	-%

NOTE 15 – EVERYDAY STAFFING LLC TAX LIABILITIES:

On June 30, 2006, the Company acquired three locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 579,277 shares of Command Center, Inc. common stock.  At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid.  As a result of the acquisitions, the Company booked a note payable to Everyday Staffing in the amount of $113,349.  In early 2008, the Company received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that that arose prior to the acquisition date.  The State requested that the Company pay the amounts due under a theory of successor liability. Subsequently, a second claim for successor liability was received by the Company.  These two claims are described below.

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000.  Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter.  While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount.   In the 52 weeks ended December 26, 2008, the Company paid Everyday’s business and occupations and excise tax obligations totaling approximately $231,139.  During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington.  At December 26, 2008, the total amount remaining due from Everyday Staffing to the State of Washington for business and occupation and excise taxes was $-0- and the receivable due Command Center from Everyday Staffing was $132,500.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums at $1,203,948 plus interest. The Company and Everyday Staffing have disputed the amount due and the Company has referred the matter to counsel.  The amount claimed by the State is based on an audit of Everyday in which the auditor appears to have made unsupportable assignments of workers compensation job codes, hours worked and other estimates of amounts due, all of which the Company believes to be grossly misstated.  The Company’s review of Everyday Staffing financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

Based upon the theory of successor liability, the Washington Department of Labor and Industries (“the Department”) recently issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice”) to Command Center.   The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858.  The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department.  The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices.  In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company’s liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed.  In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing, LLC and Michael J. Moothart, seeking indemnification and monetary damages.  The lawsuit is pending and Everyday Staffing and Moothart have appeared through legal counsel.  Recently, legal counsel for Mr. Mothart and Everyday Staffing have withdrawn from further representation in this case. The members of Everyday Staffing own approximately 1,400,000 shares of Command Center, Inc. common stock.  The Company has placed stop transfer instructions with the transfer agent to restrict transfer of these shares pending resolution of the obligations.  Glenn Welstad, our CEO, has a minority interest in Everyday Staffing.

NOTE 16 – COMMITMENTS AND CONTINGENCIES:

Finance obligation.  Our finance obligation consists of debt owed to a former officer and director upon the purchase of the Company’s headquarters.  The terms of the agreement call for lease payments of $10,000 per month commencing on January 1, 2006 for a period of three years.  The Company has the option any time after January 1, 2008 to purchase the building for $1,125,000 or continue to make payments of $10,000 for another two years under the same terms. In November, 2008, the Company extended the lease for an additional two years ending December 31, 2010 and continues to hold a purchase option that may be exercised up until the lease expiration.  The Company accounts for the lease payments as interest expense.  The building is being depreciated over 30 years.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at December 26, 2008, except as described in Note 15.  The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities.  We have also secured the indemnification agreement of Glenn Welstad with a pledge of our common stock.   We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.  We understand that the responsible parties have entered into payment agreements on many of the tax obligations and expect to resolve these debts in full within the next twelve months.

Pending litigation.  The Company’s former Chief Financial Officer has filed a lawsuit against the Company for breach of his executive employment contract claiming that he was terminated without cause and seeking damages of one year’s salary, attorney fees and certain other relief.  This matter was settled in February 2009.  Under the terms of the settlement, we will pay $50,000 to Mr. Olsen in five monthly installments of $10,000 each commencing on March 9, 2009.

Operating leases.  The Company leases store facilities, vehicles and equipment.  Most of our store leases have terms that extend over three to five years.  Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.  Lease obligations for the next five years as of December 26, 2008 are:

2009	$1,490,056
2010	832,763
2011	353,250
2012	113,763
2013	22,140

NOTE 17 – SUPPLEMENTAL CASH FLOW INFORMATION:

	2008	2007
Cash paid during the year for:
Interest	$757,176	$1,333,266
Non-cash investing and financing activities:
Common stock issued on advance payable	$100,000	$-
Common stock issued for acquisitions of:
Property and equipment	-	25,000
Note payable assumed	-	(252,500)
Goodwill and intangible asset	-	1,216,300
Total	$-	$988,800
Common stock issued on conversion of amounts due affiliates	$-	$3,020,582
Warrants issued in connection with note	$260,000	$380,000
Note conversion feature	$-	$192,000

NOTE 18 – SUBSEQUENT EVENTS:

Incentive Plan.  On January 20, 2009, our shareholders approved the 2008 Stock Incentive Plan (the “Incentive Plan”).  The Incentive Plan provides for the issuance of stock options for up to 6,400,000 shares (subject to adjustment) of Command Center, Inc. common stock to officers, directors, key employees and consultants of the Company.  The exercise price per share of common stock for options granted under the Incentive Plan will be the fair market value of the Company's common stock on the date of grant, except for incentive stock options granted to a holder of ten percent or more of the Company’s common stock, for whom the exercise price per share will not be less than 110% of the fair market value. No option can be granted under the Incentive Plan after the seventh anniversary of approval of the Incentive Plan by the Company’s shareholders.

Purchase Plan.  On January 20, 2009, our shareholders approved the 2008 Employee Stock Purchase Plan (the “Purchase Plan”).  The purpose of the Purchase Plan is to provide eligible employees who wish to become shareholders of the Company with a convenient method of doing so.  The Purchase Plan consists of twelve separate consecutive six-month offerings of rights to purchase shares that will be made to all eligible employees, unless the Purchase Plan is otherwise terminated.  The offering periods will commence on January 1 and July 1 of each year and end on the last business day of the following December and June, respectively.  Shares are purchased on the last day of each offering period.  Any person who is customarily employed at least 32 hours per week and five months per calendar year by the Company on the first day of an offering period is eligible to participate in that offering.

Unless otherwise provided by the Board prior to the commencement of an offering, the purchase price for that offering period shall be equal to eighty-five percent (85%) of the lesser of (a) the fair market value of a share of common stock on the first day of the offering, or (b) the fair market value of a share of common stock on the last day of the offering period, when the shares are purchased.  The Board may suspend or terminate the Purchase Plan at any time.  The Purchase Plan will terminate on the earliest to occur of: December 31, 2014, when all the shares reserved for issuance under the Purchase Plan have been issued, when the Board acts to terminate the Purchase Plan, or upon the date of a merger or consolidation in which the Company is not the surviving corporation.

Short-Term Note.  In 2008, we borrowed $2,000,000 on a short-term note payable.  See Note 10.  The Note called for repayment in five installments of $400,000 each commencing on February 1, 2009.  The Company made payments of principal and interest to reduce the note balance to $1,475,000 and has reached an agreement in principal for extension of the payments due.  Under the revised payment schedule, $75,000 principal payments are due in April, $100,000 in May and June, $150,000 in July, $250,000 in August, $300,000 in September and $350,000 in October.  Interest on the loan will be paid at 20% per annum with each principal payment.   We have agreed to issue the Note holder 3,000,000 warrants exercisable through April 1, 2014 at $0.15 per share and to extend 200,000 other warrants held by the Note Holder through April 1, 2014.

Line of Credit Facility.  On April 7, 2009, our credit facility was renewed through April 7, 2010.   See Note 8.  We are currently in negotiations on the renewal terms and expect that certain terms of the loan, including the maximum credit facility and the minimum amount on which interest is calculated, will be modified in the coming months to better reflect the current needs of the Company.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

Item 9A.  Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of December 26, 2008. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was one material weakness affecting our internal control over financial reporting and several deficiencies in our disclosure controls and procedures as of December 26, 2008.  These matters are discussed below.

Except as noted our disclosure controls and procedures were effective as of December 26, 2008.

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

Based upon this evaluation, we determined that we have one material weakness affecting our internal control over financial reporting and several deficiencies in our disclosure controls and procedures as of December 26, 2008.  The material weakness and deficiencies noted below are being addressed through our remediation initiatives which are also described below.  We believe that our financial information, notwithstanding the material weakness and internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

•
Material Weakness.  As a relatively new Company, we continue to face challenges with hiring and retaining qualified personnel in the finance department. In addition, we have recently downsized the accounting department as part of a larger cost cutting program.  Limitations in both the number of personnel currently staffing the finance department, and in the skill sets employed by such persons, create obstacles to the segregation of duties essential for sound internal controls.

•
Deficiency.  Documentation of proper accounting procedures is not yet complete and some of the documentation that exists has not yet been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system.

Management’s Remediation Initiatives

To address the material weakness in internal control, we intend to add to our existing accounting staff when growth resumes and the economic environment stabilizes. In the meantime, steps are being taken to segregate duties by spreading specific control activities such as account reconciliations, data entry verification, and transaction approval procedures among existing staff. While this step will help, we do not have enough professional accounting staff to allow segregation of the more technical accounting functions.  We may retain experts when necessary to address complex transactions as a further means of limiting risk from this material weakness.  We will continue to monitor this material weakness and will take steps throughout 2009 to minimize risk when possible.

Concerning the noted deficiencies, we made substantial progress on our internal control processes during 2008 and will continue to work on internal control in 2009.  Management has dedicated considerable resources to spearhead remediation efforts and continues to address these deficiencies.  The accounting and information technology departments are working closely to identify and address system interface issues and streamline processes and procedures.  We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system.

During 2009, we will conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the quarter ended December 26, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 9B.  Other Information

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Glenn Welstad, age 65	Chairman of the Board of Directors, Chief Executive Officer, and President
Brad E. Herr, age 54	Director, Chief Financial Officer and Secretary
Todd Welstad, age 40	Director, Executive Vice President and Chief Information Officer
Ronald L. Junck, age 61	Executive Vice President and General Counsel
Ralph E. Peterson, age 75	Director
John Schneller, age 42	Director

Glenn Welstad, 65, has served as Chairman of the Board since 2005.  Mr. Welstad founded Command Staffing, LLC, and Harborview Software, Inc., and has been our President, Chief Executive Officer and a director since 2003.  Glenn Welstad was a founder of Labor Ready, Inc. and served as its Chief Executive Officer and President, until his retirement in 2000.  Prior to founding Labor Ready, Glen Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises.  Glenn Welstad is the father of Todd Welstad.

Brad E. Herr, 54 has served as our Chief Financial Officer since December 19, 2006, and as Secretary and a director since November 9, 2005.   From 1993 through 1996, and from June 2001 through March 2002, Mr. Herr practiced law in the firm of Brad E. Herr, P.S.  From June 1996 through June 2001, and from January 1, 2004 through December 1, 2006,  Mr. Herr was employed at AC Data Systems, Inc. (AC Data) in Post Falls, Idaho, where he was Director of Finance (1996 through 1998), Vice-President - Business Development (1998 through June 2001), and President (2004 through 2006).  AC Data is a privately held manufacturing business engaged in the design, manufacture and sale of surge suppression products marketed primarily to the telecommunications industry.  Mr. Herr graduated from the University of Montana with a Bachelor of Science Degree in Business Accounting in 1977, and a Juris Doctorate in 1983. In May 2005, Mr. Herr received a Masters Degree in Business Administration from Gonzaga University.

Mr. Herr is licensed as a Certified Public Accountant in the State of Montana.  Mr. Herr also maintains inactive status as a lawyer in the states of Washington and Montana.

Todd Welstad, 40, is our Executive Vice President, Chief Information Officer, and a director, and has served in those capacities since 2003. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001.  Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations.  Todd Welstad is the son of Glenn Welstad.

Ronald L. Junck, 61, has been our Executive Vice President and General Counsel since November, 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court.  He has lectured extensively at colleges and universities on various aspects of business law.  From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company.  In 2001, Mr. Junck returned to the private practice of law.  Mr. Junck served as a member of our Board of Directors from November, 2005 until November 2007.

Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974.  He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

Ralph E. Peterson, 75, was appointed to the Board as an independent director in November 2007 and chairs the Board’s Audit Committee.  From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. Previously, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee’s Food Systems, Inc., a  multi-billion dollar diversified food company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and  franchised restaurants. Mr. Peterson received his Masters in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

John Schneller, 42, was appointed to the Board on June 23, 2008.  Mr. Schneller is currently a partner at the investment banking firm of Scura, Rise & Partners, LLC.  Prior to joining Scura, Rise & Partners, LLC, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail.

Prior to Knott Partners, Mr. Schneller served from 2000–2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 – 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and  merchant bank, where he focused on Business Services, IT Services, Marketing Services and various software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 – 1997, where he focused on Business Services and Photography and Electronic Imaging.

Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, a Masters degree in Public Administration from Suffolk University and a Masters degree in Business Administration from the Johnson Graduate School of Management at Cornell University.

Committees of the Board of Directors

Our Board of Directors recently established three standing committees to facilitate and assist the Board in the execution of its responsibilities.  The committees are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.  The composition and function of each of our committees complies with the rules of the Securities and Exchange Commission that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future.  The Board has also recently adopted a charter for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee.  Charters for each committee are available on the Company’s website at www.commandonline.com.  The charter of each committee is also available in print to any shareholder who requests it. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating and Corporate Governance
Ralph Peterson (Chair)	John Schneller (Chair)	Ralph Peterson (Chair)
John Schneller	Ralph Peterson	John Schneller

The committees are described below.

Audit Committee.  Ralph Peterson and John Schneller currently serve on the Audit Committee.  The Audit Committee has recently been established and a copy of the Audit Committee charter is available on our website at www.commandonline.com.  Mr. Peterson is the chairman of our Audit Committee.  The Audit Committee was officially recognized on March 5, 2008.  Telephonic meetings to review the quarterly and filings wereheld each quarter, and several telephonic meetings were held to discuss December 26, 2008 audit and the preparation of the financial statements for the period then ended.  The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;
•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
•	pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
•	coordinating the oversight and reviewing the adequacy of our internal controls over financial reporting;
•	establishing policies and procedures for the receipt and retention of accounting related complaints and concerns;
•	preparing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement; and
•	determining funding for, selecting, evaluating, and replacing independent auditors.

Prior to formation of the Audit Committee, the entire Board of Directors performed a similar or equivalent function in lieu of an audit committee and since the appointment of Messrs. Peterson and Schneller, the independent directors have performed in such capacity.  For the fiscal year ending December 26, 2008, the audit of our financial statements was reviewed by the entire Audit Committee.  The Company’s auditors also held a conference telephone meeting with Ralph Peterson, acting as Chairman of the Audit Committee.  During the telephone conference, the Chairman of the Audit Committee reviewed and discussed with the auditors, among other things:

•	the status of any significant issues in arising during the quarterly reviews and annual audit of the Company’s financial statements;
•	the Company’s annual audit plan for 2008 and the internal and external staffing resources necessary to carry out the Company’s audit plans;
•	the Company’s significant accounting policies and estimates;
•	the Company’s progress toward documenting internal controls pursuant to Section 404 of the Sarbanes-Oxley Act of 2002;
•	the impact of new accounting pronouncements;
•	current tax matters affecting the Company;
•	the Company’s management information systems.

The Audit Committee recommended to the Board of Directors that the financial statements referred to above be included in this Form 10-K for the year ended December 28, 2008, for filing with the Securities and Exchange Commission.

Our Board of Directors has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market and that both members of the Audit Committee are independent pursuant to the independence standards set forth in Rule 10A-3 of the Exchange Act and that all the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee.  The Board appointed a Compensation Committee in December, 2008.  John Schneller serves as Chairman of the Compensation Committee and Ralph Peterson also serves on the committee.  The Compensation Committee did not meet during fiscal year 2008 and has not yet met to date in 2009.  The Compensation Committee is comprised solely of non-employee directors, all of whom the Board has determined are independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.  The Compensation Committee Charter is on our website at www.commandonline.com.  The Compensation Committee’s responsibilities include, but are not limited to:

•	annually reviewing and approving corporate goals and objectives relevant to compensation of our chief executive officer;
•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;
•	overseeing and administering our compensation, welfare, benefit and pension plans and similar plans;
•	reviewing and making recommendations to the Board with respect to director compensation;
•	administering the 2008 Stock Incentive Plan, the 2008 Employee Stock Purchase Plan and any other stock incentive or purchase plans then in effect; and
•	overseeing the development and implementation of management development plans and succession planning practices.

The scope of the Compensation Committee’s authority is outlined above.  The Compensation Committee may also engage outside compensation consultants to assist with its determinations in its sole discretion.  No such consultants are currently engaged.  Executive management of the Company is actively involved in determining appropriate compensation and making recommendations to the Committee for its consideration.

Nominating and Corporate Governance Committee.  The Board appointed members of the Nominating and Corporate Governance Committee in December, 2008.  The Nominating and Corporate Governance Committee has a Charter which is available on the Company’s website at www.commandonline.com.  Members of the Committee include Ralph Peterson (Chairman) and John Schneller.  The Nominating and Corporate Governance Committee did not meet in fiscal year 2008 and has also not yet met to date during 2008.  The Nominating and Corporate Governance Committee’s responsibilities include, but are not limited to:

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

We presently maintain directors and officers liability insurance which provides for an aggregate limit of $5,000,000.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers or persons controlling the Company pursuant to the foregoing provisions, we have been informed that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Act and is therefore unenforceable.

Director Independence.

The Board affirmatively determines the independence of each director and nominee for election as a director in accordance with certain criteria, which include all elements of independence set forth in the related Securities and Exchange Commission Rules and Regulations and the NASDAQ Marketplace Rules.  As part of the Nominating and Governance Committee meetings and as they feel necessary or appropriate at full board meetings, the independent directors meet in executive session without management or any non-independent directors present.

Based on these standards and information provided in the Director and Officer Questionnaire, and by unanimous written consent dated December 10, 2008, the Board determined that each of the following non-employee directors is independent and has no material relationship with the Company, except as a director and shareholder of the Company:

John Schneller
Ralph E. Peterson

In making their determinations, the Board reviewed the following transactions, relationships or arrangements which were determined to be immaterial and not to impair the independence of the respective directors:

Prior to his nomination and election to the Board, Mr. Schneller received a finder’s fee of $67,921 and a warrant to purchase up to 116,435 shares of the Company’s Common Stock for the purchase price of $1.25 per share as a finder’s fee in connection with a PIPE transaction with MDB Capital Group, LLC.  The Board has determined that the finder’s fee paid does not impair Mr. Schneller’s independence in accordance with the NASDAQ Marketplace Rules and Rule 10A-3 under Section 301 of the Sarbanes-Oxley Act as the value of such finder’s fee was below $100,000 and paid prior to his nomination or election as a director.

In addition, based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: (a) Glenn Welstad is not independent because he is the President and Chief Executive Officer of the Company, (b) Brad E. Herr is not independent because he is the Chief Financial Officer and Secretary of the Company and (c) Todd Welstad is not independent because he is the Chief Information Officer and Executive Vice President of the Company.

Director Compensation.

The Company historically has not paid compensation to directors for their services performed as directors.  In fiscal year 2008, we paid Ralph Peterson and John Schneller $5,000 each as director fee for service as directors.  No director has been paid any compensation in 2009 to date.  The Company is still evaluating the issue of compensation for its independent directors and expects to begin paying a regular fee or other compensation to its independent directors beginning in 2009.  Our employee directors receive no compensation for attendance at Board meetings or meetings of Board committees. Directors who are not also executive officers of the Company are also reimbursed for any expenses they may incur in attending meetings.

Code of Ethics.

The Company has prepared a Code of Ethics applicable to all directors and employees of the Company and a separate Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer that is designed to comply with the requirements of the Sarbanes-Oxley Act of 2002.  The draft Codes of Ethics are intended to be submitted to the Board of Directors for adoption at its next regular meeting.  The Company is not currently subject to any rules or regulations that require it to have a Code of Ethics but has worked diligently to prepare Codes of Ethics that the Board believes will be meaningful and effective.

The Company intends to disclose its Codes of Ethics and any subsequent amendments thereto (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, on the Company’s website at www.commandonline.com once such Codes of Ethics are adopted.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis.

The Board of Directors’ and Compensation Committee’s responsibilities relating to the compensation of our Company’s Chief Executive Officer and other executives and directors includes (a) reviewing and reporting on the continuity of executive leadership for our Company; (b) approving the compensation structure for our CEO; and (c) reviewing the compensation structure for each of our other Named Executive Officers (“NEOs”) as listed under Item 11, “Executive Compensation – Summary Compensation Table” on page 51 below.

Responsibility for discharging these responsibilities, and for establishing, maintaining, overseeing, evaluating and reporting upon our executive compensation plans and programs, was undertaken by the Board of Directors prior to appointment of a Compensation Committee in December, 2008.

Objectives of Our Compensation Program.

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

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance.  Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each executive officer based upon compensation data and information gleaned from other sources as to salary levels at comparable companies. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations.

During 2009 we intend to expand the elements of our executive compensation program to include the following:

•	Cash compensation in the form of base salary and incentive compensation (performance-based bonuses);
•	Equity-based awards;
•	Deferred compensation plans; and
•	Other components of compensation.

In addition, employment agreements with each of our executive officers may in the future provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of our Company.  See “Summary of Employment Agreements,” below.

Elements of Compensation.

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

Annual Bonus.  In addition to base salaries, executive compensation will include annual bonuses to our executive officers based on satisfactory achievement of performance objectives established prior to the beginning of each fiscal year. We have not yet formulated the bases upon which we will pay bonuses to our executive officers for 2009. We may increase the annual bonus paid to our executive officers at our discretion.

Equity and Other Compensation.  We offer $20,000 of Company paid life insurance to each employee, including officers and directors.  We also provide a 401(k) plan to all employees, including officers and directors.

Compliance with Internal Revenue Code Section 162(m).

Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a public Company for compensation over $1 million paid to its chief executive officer and its four other most highly compensated executive officers. However, if certain performance-based requirements are met, qualifying compensation will not be subject to this deduction limit. Current compensation levels are substantially below $1,000,000 to our CEO and the other 4 most highly compensated executive officers.  While the limitations of Section 162(m) generally have not been of concern to us, we intend to consider the requirements of Section 162(m) in developing our compensation policies in the future.

Role of Executive Officers in Executive Compensation.

During most of our recently completed fiscal year, we did not have a Compensation Committee or another committee of our Board of Directors performing equivalent functions. Instead, the entire Board of Directors performed the function of a compensation committee.  The newly appointed Compensation Committee will begin to serve in this role as described under “Compensation Committee” above.  None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as an independent director on the Board of Directors or Compensation Committee.

Summary Compensation Table.

The following table provides summary information about compensation expensed or accrued by our Company during the fiscal years ended December 26, 2008, and December 28, 2007 and December 29, 2006, for (a) our Chief Executive Officer, (b) our Chief Financial Officer, (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; and (d) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal year 2008 (collectively, the “Named Executive Officers” or “NEOs.”)  Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	All Other Compensation	Total
Glenn Welstad (1)	2008	$180,000		$180,000
Director and Chief Executive Officer	2007	$180,000		$180,000
	2006	$180,000		$180,000

Thomas Gilbert		$120,000		$120,000
Former Chief Operating Officer and a former Director	2007	$120,000		$120,000
	2006	$120,000		$120,000

Todd Welstad	2008	$120,000		$120,000
Director and Chief Information Officer	2007	$120,000		$120,000
	2006	$120,000		$120,000

Brad E. Herr (2)	2008	$120,000		$120,000
Director and Chief Financial Officer	2007	$120,000		$120,000
	2006	$27,692	$20,770	$48,462

Ron Junck	2008	$120,000		$120,000
Executive Vice President, General Counsel and a former Director	2007	$100,000		$100,000
	2006	$18,846		$18,846

(1)
Glenn Welstad is employed by the Company at an annual salary of $180,000.  During the first half of 2006, Mr. Welstad deferred $90,000 of his salary.  This amount was subsequently converted into $90,000 of Common Stock in the third quarter of 2007 (6,000 shares).

(2)
Brad E. Herr was employed by the Company part time on October 1, 2006, and full time on December 1, 2006.  Prior to that time, Mr. Herr performed consulting services for the Company at $3,000 per month.  In 2007, Mr. Herr was paid $20,770 for services rendered and accrued in 2006.

Summary of Executive Employment Agreements.

Executive employment agreements were entered into effective as of January 1, 2006 for Glenn Welstad, Chief Executive Officer, Todd Welstad, Chief Information Officer, and Thomas Gilbert, then Chief Operating Officer.  Each agreement was for a three-year initial term.  The agreements for Todd Welstad and Thomas Gilbert have expired and the agreement for Glenn Welstad has been automatically renewed for an additional one year term through December 31, 2009.  Consequently, there are no executive employment agreements with Todd Welstad, Executive Vice President and Chief Information Officer or Thomas Gilbert, former Chief Operating Officer nor are there presently any executive employment agreements with Brad Herr, Chief Financial Officer or with Ronald Junck, Executive Vice President and General Counsel.  The Company anticipates entering into new executive employment agreements with Glenn Welstad, Brad Herr, Todd Welstad and Ronald Junck within the next six months.

Under the executive employment agreement presently in effect for Glenn Welstad, employment may be terminated by the Company without cause on sixty days notice.  If termination is without cause the executive will receive his full salary for the remainder of the year in which termination occurs.  The agreement may also be terminated for cause on 15 days written notice, and in the events of death, disability or a change in control. Upon termination due to a change in control, the executive will continue to receive his base salary for twelve months.  Change in control is defined to include instances where there has been a significant turnover in the board of directors, upon a tender offer for more than 20% of the voting power of the Company’s outstanding securities, upon a merger or consolidation, or upon liquidation or sale of a substantial portion of the Company’s assets. The agreement contains non-competition and confidentiality provisions.

Glenn Welstad receives a base salary of $180,000 per year and is entitled to performance based compensation in an amount set by the Company’s Board of Directors.  Mr. Welstad’s agreement also provides for reimbursement of expenses for his spouse if she travels with him.  No such spousal travel reimbursements have been made to Mr. Welstad for the fiscal years 2007, 2008, or 2009 to date.  Todd Welstad, Brad Herr and Ronald Junck presently each receive base salaries of $120,000 per year and performance based compensation as set by the Board.  No performance based compensation was awarded for fiscal years 2007, 2008 or 2009 to date.  All executive officers of the Company receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting Common Stock, and (b) the number and percentage of our shares of Common Stock held by each director, each of the named executive officers and directors and officers as a group.  Percentages of ownership have been calculated based upon 36,290,053 shares of Common Stock issued and outstanding as of December 26, 2008.  There are no existing arrangements which may result in a change of control of the Company.

Security Ownership of Non-Management Owners.

The Company has three non-management shareholders who own 5% or more of the total outstanding shares of Common Stock.  Information relating to such shareholders is listed below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Myron Thompson (1) P.O. Box 969 Minot, ND 58702	3,811,631	10.50%

Common Stock	Kevin Semerad (1) 8528 Carriage Hill Circle Savage, MN 55378	3,588,961	9.89%

Common Stock	John R. Coghlan (2) 1307 N. King James Lane Liberty Lake, WA 99019	2,036,168	5.61%

(1)
Mr. Thompson and Mr. Semerad share beneficial ownership of 3,477,626 shares through common ownership of the entities that legally own the referenced shares. Mr. Semerad is a Regional Vice President with the Company.

(2)	Mr. Coghlan’s ownership includes shares beneficially owned through the Coghlan Family Corporation and Coghlan LLC.

Security Ownership of Management.

Name of Beneficial Owner	Individual Ownership	Shared Ownership	Total Beneficial Ownership	Percent of Class
Brad E. Herr (4)	187,500	-	187,500	0.52%
Ronald L. Junck (3)	2,972,365	-	2,972,365	8.19%
John Schneller (5)	-	-	0	0.0%
Glenn Welstad (3)	6,225,693	1,323,327	7,549,020	20.80%
Todd Welstad (3)	1,366,132	-	1,366,132	3.76%
All Officers and Directors as a Group	10,750,690	1,323,327	12,075,017	33.27%

(3)
The individuals listed acquired a portion or all of their shares at the time of the acquisitions of assets from the Company’s former franchisees in May and June, 2006.  The number of shares indicated includes shares held in the names of the legal entities whose assets were acquired. The shares are considered beneficially owned by the individual if he has the power to vote and the power to sell the shares owned by such entity.  The full number of shares owned by an entity in which an officer or director held an interest are deemed beneficially owned by such officer or director.  Such shares are reflected in the Shared Ownership column.

(4)	Mr. Herr’s ownership includes shares beneficially owned through his IRA account.

(5)	An entity owned or controlled by Mr. Schneller holds warrants to purchase up to 116,435 shares of the Company’s common stock.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Stock Incentive Plan. No equity compensation has been awarded to executive officers or directors under this or any other plan to date.

Item 12. Certain Relationships, Related Party Transactions and Director Independence.

Our Board has previously reviewed and approved the following Related Party Transactions:

Van Leases.  Glenn Welstad, President, Chief Executive Officer and a Director owns Alligator LLC (“Alligator”), an automobile leasing company.  During fiscal year 2008 and to date in 2009, Alligator provided approximately vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations.  We provide fuel for the vehicles and pay Alligator a lease payment for use of the vans (average of $1,000 per van per month), plus reimbursement for the cost of the drivers (approximately $2,500 per driver or per month).  During the fiscal years ended December 26, 2008 and December 28, 2007, we paid Alligator $469,489 and $343,100, respectively.  Currently, the Company leases 8 vans from Alligator.  The Company is in the process of winding down the van leasing arrangement with Alligator and expects to terminate this arrangement within the next six months.

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

Going forward, our Audit Committee will review and report to our Board of Directors on any Related Party Transaction. From time to time, the independent members of our Board of Directors also may form an ad hoc committee to consider transactions and agreements in which a director or executive officer of our Company has a material interest. In considering Related Party Transactions, the members of our Audit Committee are guided by their fiduciary duties to our shareholders. Our Audit Committee does not currently have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties.

Item 13.  Exhibits and Reports on Form 8-K

a.           Exhibit Index

Exhibit No.	Description	Page #

3.1	Articles of Incorporation: previously filed as Exhibit 3.1 to Form SB-2 dated May 7, 2001, and incorporated herein by reference.
3.2	Amendment to the articles of incorporation: previously filed as Exhibit 3.1 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
3.3	Amendment to the articles of incorporation – previously filed as Exhibit 3.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
3.4	Bylaws: Previously filed as Exhibit 3(b) to Form SB-2 dated May 7, 2001 and incorporated herein by reference.
3.5	Amendment to Bylaws: previously filed as Exhibit 3.2 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
10	Material Contracts
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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008and incorporated herein by reference.
31.1	Certification of Principal Executive Officer	Page 59
31.2	Certification of Principal Financial and Accounting Officer	Page 60
32.1	Certification of Chief Executive Officer	Page 61
32.2	Certification of Principal Financial and Accounting Officer	Page 62

b.           Reports on Form 8-K

During the quarter ended December 26, 2008, the Company filed the following reports on Form 8-K:

Report on Form 8-K dated October 24, 2008 reporting information under Item 1.01 – Entry into material definitive agreement.  This Form 8-K described the approval by the Board of Directors of the Company’s 2008 Incentive Stock Option Plan and the 2008 Employee Stock Purchase Plan.

Item 14.  Principal Accountant Fees and Services.

The Board of Directors reviews and approves audit and permissible non-audit services performed by its independent auditors, as well as the fees charged for such services.  In its review of non-audit service fees and the appointment of its independent auditors as the Company's independent accountants, the Board of Directors considered whether the provision of such services is compatible with maintaining its auditors' independence.  All of the services provided and fees charged by its independent auditors in 2007 were pre-approved by the Board of Directors.  The audit committee handled these functions in 2008.

Audit Fees. The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for the audit of the annual financial statements of the Company and the reviews of the financial statements included in the Company’s quarterly reports on Form 10-Q for 2008 and 2007 were $107,421(estimated total including review of 10-K) and $137,588, respectively.

Audit-Related Fees.  Other fees billed by DeCoria, Maichel & Teague P.S. for assurance and related services that were reasonably related to the performance of the audit or review of the Company’s financial statements and not reported under “Audit Fees”, above for 2008 and 2007 were $0 and $5,000, respectively.  These fees were for review of the Form 10-K.

Tax Fees.  The aggregate fees billed by DeCoria, Maichel & Teague P.S. for professional services for tax compliance billed in 2008 and 2007 were $14,800 and $18,400, respectively.

All Other Fees.  There were no fees billed by DeCoria, Maichel & Teague P.S. during 2007 and 2006 for any other products or services provided.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	CEO, President	Glenn Welstad	April 8, 2009
Signature	Title	Printed Name	Date

/s/ Brad E. Herr	CFO, Secretary	Brad E. Herr	April 8, 2009
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Principal Executive
/s/ Glenn Welstad	Officer and Director	Glenn Welstad	April 8, 2008
Signature	Title	Printed Name	Date

Principal Financial and
/s/ Brad E. Herr	Accounting Officer & Dir.	Brad E. Herr	April 8, 2008
Signature	Title	Printed Name	Date

/s/ Ralph Peterson	Director	Ralph Peterson	April 8, 2008
Signature	Title	Printed Name	Date

/s/ John Schneller	Director	John Schneller	April 8, 2008
Signature	Title	Printed Name	Date

/s/ Todd Welstad	Director	Todd Welstad	April 8, 2008
Signature	Title	Printed Name	Date