Form 10-Q
period 2009-03-27
Command Center, Inc.
filed 2009-05-18
CIK 1140102

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 27, 2009

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
                                                                                                                      Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a registrant.  See definition of “large accelerated filer,” “accelerated filer,” and smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if registrant)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐         No ☒

The number of shares of common stock outstanding on May 15, 2009 was 36,474,797 shares.

10-Q

Command Center, Inc.

Contents
FORM 10-Q

PART I	Page

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheet at March 27, 2009 and December 26, 2008	10-Q Page 4
Statements of Operations for the thirteen week periods
ended March 27, 2009 and March 28, 2008	10-Q Page 5
Statements of Cash Flows for the thirteen week periods
ended March 27, 2009 and March 28, 2008	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	10-Q Page 13

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 16

Item 4. Controls and Procedures	10-Q Page 16

Part II

Item 2 Unregistered Sales of Equity Securities	10-Q Page 17

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 18

Signatures	10-Q Page 18

Certifications	10-Q Page 20 – 22

10-Q

PART I

Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of March 27, 2009 (unaudited) and December 26, 2008, and the related statements of operations and cash flows for the thirteen week periods ended March 27, 2009 and March 29, 2008 (unaudited) were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 26, 2008, and the notes thereto contained in the Company’s annual report on Form 10-K for the 52 weeks ended December 26, 2008, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
May 15, 2009

10-Q

Command Center, Inc.
Balance Sheet

Assets	March 27, 2009	December 26, 2008
CURRENT ASSETS:	Unaudited
Cash	$705,754	$2,174,960
Accounts receivable trade, net of allowance for bad debts of $500,000
at March 27, 2009 and December 26, 2008	4,761,662	5,223,113
Other receivables - current	284,244	284,244
Prepaid expenses, deposits, and other	664,767	975,909
Current portion of workers' compensation risk pool deposits	1,500,000	1,500,000
Total current assets	7,916,427	10,158,226
PROPERTY AND EQUIPMENT, NET	2,370,127	2,589,201
OTHER ASSETS:
Workers' compensation risk pool deposits	2,589,025	2,729,587
Goodwill	2,500,000	2,500,000
Intangible assets - net	458,485	503,606
Total other assets	5,547,510	5,733,193
	$15,834,064	$18,480,620
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,479,163	$1,080,735
Line of credit facility	2,273,609	2,579,313
Accrued wages and benefits	737,948	981,293
Other current liabilities	557,276	195,566
Current portion of note payable	9,520	9,520
Short-term note payable, net of discount	1,433,749	1,868,748
Workers' compensation and risk pool deposits payable	74,137	531,062
Current portion of workers' compensation claims liability	1,500,000	1,500,000
Total current liabilities	8,065,402	8,746,237
LONG-TERM LIABILITIES:
Note payable, less current portion	73,808	76,135
Finance obligation	1,125,000	1,125,000
Workers' compensation claims liability, less current portion	3,100,000	2,986,372
Total long-term liabilities	4,298,808	4,187,507
COMMITMENTS AND CONTINGENCIES (Notes 9 and 10)
STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
no shares issued and outstanding	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
36,398,130 and 36,290,053 shares issued and outstanding, respectively	36,398	36,290
Additional paid-in capital	51,381,279	51,370,627
Accumulated deficit	(47,947,823)	(45,860,041)
Total stockholders' equity	3,469,854	5,546,876
	$15,834,064	$18,480,620

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.
Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
REVENUE:	2009	2008
Revenue from services	$12,793,065	$19,835,399
Other income	30,238	101,690
	12,823,303	19,937,089
COST OF SERVICES:
Temporary worker costs	8,875,966	13,023,601
Workers' compensation costs	688,487	1,753,694
Other direct costs of services	150,782	291,241
	9,715,235	15,068,536
GROSS PROFIT	3,108,068	4,868,553

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	2,261,119	4,013,935
Selling and marketing expenses	60,284	306,025
Transportation and travel	194,051	408,212
Office expenses	307,332	259,672
Legal, professional and consulting	318,891	411,765
Depreciation and amortization	210,780	213,796
Rents and leases	528,825	601,917
Rents and leases- closed store reserve	300,000	-
Other expenses	801,048	1,095,123
	4,982,330	7,310,445

LOSS FROM OPERATIONS	(1,874,262)	(2,441,892)

OTHER INCOME (EXPENSE):
Interest expense	(213,519)	(150,815)
Interest and other income		5,933
	(213,519)	(144,882)

BASIC AND DILUTED NET LOSS	$(2,087,781)	$(2,586,774)

BASIC AND DILUTED LOSS PER SHARE	$(0.06)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,328,844	35,729,137

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.
Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	March 27,	March 28,
Increase (Decrease) in Cash	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,087,781)	$(2,586,774)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	210,779	213,796
Write-off of fixed assets	53,415	-
Amortization of note discount	65,000	-
Closed stores reserve	300,000	-
Common stock issued for rent and consulting	10,759	195,553
Changes in assets and liabilities:
Accounts receivable - trade	461,451	740,294
Other current liabilities	61,710	(173,393)
Prepaid expenses, deposits and other	311,142	593,997
Workers' compensation risk pool deposits	140,562	639,409
Accounts payable	398,428	(649,708)
Accrued wages & benefits	(243,344)	(370,238)
Workers' compensation insurance payable	(456,925)	-
Workers' compensation claims liability	113,628	488,726
Net cash used by operating activities	(661,176)	(908,338)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(37,823)
Collections on note receivable	-	74,209
Net cash provided by investing activities	-	36,386
CASH FLOWS FROM FINANCING ACTIVITIES:
Stock Subscriptions receivable		1,878,000
Payments on line of credit facility, net	(305,704)	(152,895)
Costs of common stock offering and registration	-	(116,576)
Principal payments on notes payable	(502,326)	73,408
Net cash provided (used) by financing activities	(808,030)	1,681,937
NET INCREASE (DECREASE) IN CASH	(1,469,206)	809,985
CASH, BEGINNING OF PERIOD	2,174,960	580,918
CASH, END OF PERIOD	$705,754	$1,390,903

See accompanying notes to unaudited financial statements.

10-Q

NOTE 1 — BASIS OF PRESENTATION:

Organization.  Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000.  We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications.  Our customers are primarily small to mid-sized businesses in the construction, transportation, warehousing, landscaping, light manufacturing, retail, wholesale, and facilities industries.  We currently operate 51 stores located in 20 states.  None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

Reclassifications. Certain  financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or accumulated deficit as previously recorded.

NOTE 2 — RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS:

Recent Pronouncements

Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” becomes effective for fiscal years, including those interim periods, beginning after December 15, 2008. The EITF is applicable to all instruments outstanding at the beginning of the period of adoption.  Companies holding instruments with these types of provisions will recognize a cumulative effect for a change in accounting principle adjustment in the year adopted.  The ratchet provisions of warrants the Company has issued to short term debt holders will be subject to the provisions of this EITF.

Adopted Pronouncements

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations”  (“SFAS 141(R)”).  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company adopted SFAS 141 (R) on December 27, 2008 and will apply the new guidance prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160 “Non Controlling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51,” (“SFAS 160”) which is effective for fiscal years and interim periods within those years beginning on or after December 15, 2008. SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non controlling ownership interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted SFAS 160 on December 27, 2008. The Company does not expect this new guidance to have a significant impact on our financial statements.

On March 19, 2008 the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”).  SFAS 161 requires disclosures of the fair value of derivative instruments and their gains and losses in a tabular format, provides for enhanced disclosure of an entity’s liquidity by requiring disclosure of derivative features that are credit-risk related, and requires cross-referencing within footnotes to enable financial statement users to locate information about derivative instruments.  The Company adopted SFAS 160 on December 27, 2008. The adoption of this statement did not have a material effect on the Company’s financial statements.

10-Q

NOTE 3 — EARNINGS PER SHARE:

The Company accounts for its income (loss) per common share according to Statement of Financial Accounting Standard No. 128, “Earnings Per Share” (“SFAS 128”).   Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.   The Company had warrants for 7,762,803 and 6,762,803 shares of common stock outstanding at March 27, 2009 and March 28, 2008, respectively.  The company incurred losses in the thirteen week periods ended March 27, 2009 and March 28, 2008.  Accordingly, the warrant shares are anti-dilutive and only basic earnings per share is reported at March 27, 2009 and March 28, 2008.

NOTE 4 — RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

Van Leasing Arrangements.  Glenn Welstad, our CEO, owns Alligator LLC (Alligator), a vehicle leasing company.  Alligator currently provides approximately 6 vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations.  The Company provides fuel for the vehicles and pays Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers.  As of March 27, 2009 the Company owed Alligator $190,595 for lease payments and driver compensation.  The total expense for the first quarter was $87,663.76. Amounts paid and payable to Alligator are classified as transportation and travel in the statement of operations.

NOTE 5 —LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due.  The lender will advance 85% of the invoiced amount for eligible receivables.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum.  Prime is defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at March 27, 2009 was 6.764%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000.  The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA.  At March, 2009, we were not in compliance with the working capital ratio, cash flow, tangible net worth or EBITDA requirements.  Our lender has waived compliance with the working capital, cash flow, tangible net worth and EBITDA requirements at quarter end and the loan was in good standing at March 27, 2009. The balance due our lender at March 27, 2009 was $2,273,609.  The credit facility has been recently renewed and now expires on April 7, 2010.We are currently negotiating with our lender new financial covenants and other loan terms which are more representative of our present business operations.

NOTE 6 —SHORT-TERM NOTE PAYABLE:

On June 24, 2008, the Company entered into an agreement with an unrelated third party to borrow $2,000,000 against an unsecured Promissory Note. The Note bears interest at 15% per annum with interest only payments through January, 2009.  The Note calls for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009. The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share. The warrant was valued at $260,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement.  The warrant value was recorded as note discount, and is being amortized to interest expense using a straight line method which approximates the interest method over the life of the note.  The warrant expires on July 1, 2011. Amortization of the note discount amounted to $65,000 in the 13 weeks ended March 27, 2009.  At March 27, 2009, the Company was behind on the principal payments due under the Note and was in active negotiations with the lender to extend the payment schedule.  The extension agreement with revised payment and other terms was finalized in the second quarter.  Currently, we are in compliance with the terms of this loan, as revised. See Note 11, Subsequent Events.

10-Q

NOTE 7 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

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

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers’ compensation expense for our temporary workers totaled $688,847 and $1,753,694 in the 13 weeks ended March 27, 2009 and March 28, 2008, respectively. Workers’ compensation expense in 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007.  Our insurer has assigned higher than anticipated future claims liabilities in connection with these claims.   We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

As a result of higher than expected claims liabilities for the policy years ending in May 2007 and May 2008, our insurance carrier requested additional collateral deposits.  We paid $1.4 million toward this request in 2008 and recorded the payments as additional workers’ compensation deposits.  When we changed our workers’ compensation carrier in mid-2008, our insurance carrier requested additional collateral payments of approximately $2.9 million dollars.  This figure does not take into account the $1.4 million already paid, nor does it take into account the settlement of nearly all open claims from the 2006-2007 policy year and many open claims from the 2007-2008 policy year at substantially less than the reserved amounts.  We believe that the request by our insurance carrier for $2.9 million is unreasonable and is not supported by our most recent claims history.  As a result, we have not made any additional collateral deposits or premium payments.  To date, our insurance carrier has not provided requested information to support their position and we have not booked any additional liability for workers compensation premiums or collateral deposits.  We do not believe that any amounts are currently due.

10-Q

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

NOTE 8 — STOCKHOLDERS’ EQUITY:

Sales of Common Stock. In the thirteen weeks ended March 27, 2009, we issued shares for several different purposes as described below.  All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance.

•	48,077 shares as interest on our finance obligation for our headquarters office building. Aggregate value of the shares issued was $5,000.
•	60,000 shares for services. Aggregate value of the shares issued was $5,760.

The Company had 7,762,803 warrants to purchase Command Center, Inc. common stock issued and outstanding on March 27, 2009.

NOTE 9 – EVERYDAY STAFFING LLC TAX LIABILITIES:

On June 30, 2006, the Company acquired three locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 579,277 shares of Command Center, Inc. common stock.  At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid.  As a result of the acquisitions, the Company booked a note payable to Everyday Staffing in the amount of $113,349.  In early 2008, the Company received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the acquisition date.  The State requested that the Company pay the amounts due under a theory of successor liability. Subsequently, a second claim for successor liability was received by the Company.  These two claims are described below.

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000.  Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter.  While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount.   In the 52 weeks ended December 26, 2008, the Company paid Everyday Staffing’s business and occupations and excise tax obligations totaling approximately $231,139.  During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington.  At March 27, 2009, the total amount remaining due from Everyday Staffing to the State of Washington for business and occupation and excise taxes was $-0- and the receivable due Command Center from Everyday Staffing was $132,500.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums at $1,203,948 plus interest. The Company and Everyday Staffing have disputed the amount due and the Company has referred the matter to counsel.  The amount claimed by the State is based on an audit of Everyday Staffing in which the auditor appears to have made unsupportable assignments of workers compensation job codes, hours worked and other estimates of amounts due, all of which the Company believes to be grossly misstated.  The Company’s review of Everyday Staffing financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

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

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed.  In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing, LLC and Michael J. Moothart, seeking indemnification and monetary damages.  The lawsuit was filed by the Company in Kootenai County District Court in the State of Idaho and is pending. Everyday Staffing and Moothart have appeared through legal counsel.  Recently, legal counsel for Mothart and Everyday Staffing have withdrawn from further representation in this case. The members of Everyday Staffing own approximately 1,400,000 shares of Command Center, Inc. common stock.  The Company has placed stop transfer instructions with the transfer agent to restrict transfer of these shares pending resolution of the obligations.  Glenn Welstad, our CEO, has a minority interest in Everyday Staffing.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

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

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service are between $500,000 and $600,000.  Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at March 27, 2009.  The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities.  We have also secured the indemnification agreement of Glenn Welstad with a pledge of our common stock.   We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.  We understand that the responsible parties have entered into payment agreements on many of the tax obligations.

10-Q

Operating leases.  The Company leases store facilities, vehicles and equipment.  Most of our store leases have terms that extend over three to five years.  Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.  Lease obligations for the next five years as of March 27, 2009 are:

2009	$648,132
2010	453,408
2011	102,606
2012	37,757
2013	10,560

Leases on closed stores. Over the last twelve months, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets.  Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores.  During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote.  As a result, Management began negotiating with landlords for termination of the closed store leases.  We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores.  With the determination that store reopenings are unlikely, we have recorded a reserve for closed store leases totaling $300,000.  This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores.  Total lease obligations on closed stores at March 27, 2009 were approximately $1,000,000 if all leases went to term, no subtenants were found, and no rent concessions were obtained from the landlords.  We believe it is likely that many of the properties will be sublet and rent concessions will be available on many of the properties and that a significant portion of the closed store rents will ultimately not be paid by the Company.

NOTE 11 – SUBSEQUENT EVENTS:

Agreement for modification promissory note and warrants.  On April 13, 2009, the Company entered into an agreement to extend the repayment term on its Short-Term Note.  At the time of the agreement, the balance on the Note was $1,500,000.  As extended, the note is now payable at increasing bi-weekly payments.  Payments under the Note are $75,000 in April, $100,000 in May, $100,000 in June, $150,000 in July, $250,000 in August, $300,000 in September, and $525,000 in October.  The extension agreement provides for an increase in the interest rate to 20% per annum with interest payable bi-weekly, and an additional 3,000,000 warrants to purchase the Company’s stock at $.15 per share subject to full ratchet anti-dilution rights. (See Notes 6 and 2).

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

The following table reflects operating results in the 13 weeks ended March 27, 2009 compared to the thirteen weeks ended March 28, 2008.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	2009		2008
REVENUE:	$12,823,303		$19,937,089
COST OF SERVICES:
Temporary worker costs	8,875,966	69.2%	13,023,601	65.3%
Workers' compensation costs	688,487	5.4%	1,753,694	8.8%
Other direct costs of services	150,782	1.2%	291,241	1.5%
	9,715,235	75.8%	15,068,536	75.6%
GROSS PROFIT	3,108,068	24.2%	4,868,553	24.4%
SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES:
Personnel costs	2,261,119	17.6%	4,013,935	20.1%
Selling and marketing expenses	60,284	0.5%	306,025	1.5%
Transportation and travel	194,051	1.5%	408,212	2.0%
Office expenses	307,332	2.4%	259,672	1.3%
Legal, professional and consulting	318,891	2.5%	411,765	2.1%
Depreciation and amortization	210,780	1.6%	213,796	1.1%
Rents and leases	528,825	4.1%	601,917	3.0%
Rents and leases - closed store reserve	300,000	2.3%	-	0.0%
Other expenses	801,048	6.2%	1,095,123	5.5%
	4,982,330	38.9%	7,310,445	36.7%

LOSS FROM OPERATIONS	(1,874,262)	-14.6%	(2,441,892)	-12.2%
OTHER INCOME (EXPENSE):	(213,519)	-1.7%	(144,882)	-0.7%
NET LOSS	$(2,087,781)	-16.3%	$(2,586,774)	-13.0%

10 Q

Results of Operations

13 Weeks Ended March 27, 2009

Operations Summary.  Revenue fell in the 13 week period ended March 27, 2009 to $12.8 million from $19.9 million in the 13 week period ended March 28, 2008, a decline of 36%.  Economic conditions and store closures as a result of economic conditions are the primary factors that drove the decline.  The on-demand labor sector of the staffing industry is one of the first sectors to feel the impact of an economic slowdown.

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

Like many other businesses, we did not fully anticipate the precipitous fall of the economy or the severity of the impact that fall would have on our revenue.

Store Operations. At the end of 2008, we were operating 57 stores.  During the first quarter, we closed a net of six additional stores and ended the quarter with 51 stores in operation.

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

Cost of Sales.  The cost of on-demand labor increased to 69.2% of revenue in Q1 - 2009 compared to 65.3% in Q1 - 2008.  This increase was offset by a reduction in workers compensation costs.  Looking ahead, we believe we will be able to reduce the cost of on demand labor by reducing pay rates.  We also expect on-demand labor costs to moderate as a percentage of revenue as we enter our peak season and revenue climbs.

Toward the end of 2008 and continuing into 2009, we have been evaluating our on-demand labor pay rates and where possible, implementing pay rate reductions in order to increase margins to acceptable levels.

Worker’s compensation costs in Q1 – 2009 decreased to 5.4% of revenue, compared to 8.8% of revenue in Q1 - 2008.  The decrease is a function of two forces.  In May of 2008, we changed our workers’ compensation insurance carrier.  Our new carriers are much more aggressive in evaluating and paying claims costs.  Our cost of worker’s compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008.  The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are beginning to see decreases in our workers’ compensation costs.  We expect this trend to continue in 2009.

Gross Margin.  The factors impacting gross margin in Q1 - 2009 are discussed under the cost of sales above.  In the aggregate, cost of sales increased to 75.8% of revenue in 2009 compared to 75.6% of revenue in 2008 yielding margins of 24.2% in 2009 and 24.4% in 2008.    We have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to increase margins.

10 Q

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses increased to 38.9% in Q1 - 2009 compared to 36.7 % in Q1 - 2008.  This represents a 2.2% increase as a percentage of revenue and a monetary reduction of $2.3 million in Q1 - 2009 compared to Q1 - 2008.  The increase in selling, general and administrative expenses is primarily the result of the precipitous drop in revenue and provides a closed store reserve of $300,000.00.

Liquidity and Capital Resources

At March 27, 2009, we had total current assets of 7.9 million and current liabilities of $8.1 million.  Included in current assets are cash of $.7 million and trade accounts receivable of $4.8 million (net of allowance for bad debts of $500,000).   Our cash position continues to deteriorate as a result of the trailing effect of cost reductions in the declining economy and continuing losses.

Weighted average aging on our trade accounts receivable at March 27, 2009, was 39 days.  Actual bad debt write-off expense as a percentage of total customer invoices during Q1 - 2009 was 0.73%.    Our accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable.  The allowance for doubtful accounts is reviewed quarterly.  We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days.  Most balances over 120 days past due are written off when it is probable the receivable will not be collected.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing.  The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or  the London Interbank Offered Rate (LIBOR) plus three percent (LIBOR + 3.0%) per annum.  Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at March 27, 2009 was 6.764%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  The credit facility, originally due to expire on April 7, 2009, was recently renewed for one year and now expires on April 7, 2010.   The balance due our lender at March 17, 2009 was $2,273,609.  We expect that certain terms of the loan, including the maximum credit facility and the minimum amount on which interest is calculated, will be modified in the coming months to better reflect the current needs of the Company

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections.  At March 27, 2009, we were not in compliance with the cash flow, tangible net worth and EBITDA requirements.  Our lender waived compliance with the working capital, cash flow, tangible net worth and EBITDA covenants and the line of credit was in good standing as of March, 2009.  As part of the recent renewal of our credit facility, we are currently negotiating revised financial covenants with our lender that are more representative of our present reduced level of business operations.

At March 27, 2009, we also owed a private investor $1.5 million on an unsecured promissory note bearing interest at 15% per annum and calling for monthly installment payments of $400,000 commencing February 2, 2009.  The Company has negotiated an extension of the payment terms of this note to reduce cash outflows through the end of the third quarter.  The extension agreement was finalized early in April, 2009.

10 Q

As discussed elsewhere in this report, in 2006, we acquired operating assets from a number of entities that were previously our franchisees.  We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $500,000 and $600,000.  Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at March 27, 2009.  We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities.   We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations.  Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We expect that additional capital will be required to fund operations during fiscal year 2009.  Our capital needs will depend on store operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle.  We currently have approximately 10.8 million warrants outstanding which may offer a source of additional capital at a future date upon exercise.  Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2009.

If we require additional capital in 2009 or thereafter, no assurances can be given that we will be able to find additional capital on acceptable terms.  If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

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

Based upon this evaluation, we determined that there were no material weaknesses affecting our internal controls over financial reporting but that there were deficiencies in our disclosure controls and procedures as of March 27, 2009. The deficiencies noted below are being addressed through our remediation initiatives which are also described below.  We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

•
As a young Company, we continue to face challenges with hiring and retaining qualified personnel in the finance department.  Limitations in both the number of personnel currently staffing the finance department, and in the skill sets employed by such persons, create difficulties in the segregation of duties essential for sound internal controls.

10 Q

•
Documentation of proper accounting procedures is not yet complete and some of the documentation that exists has not yet been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system.

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2008 and through the first quarter of 2009.  The accounting and information technology departments are working closely to identify and address system interface issues.  We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system.  We have also made a concerted effort to hire and retain qualified personnel in the accounting department.    We have retained experts when necessary to address complex transactions are entered into.  Management believes that actions taken and the follow-up that will occur during 2009 collectively will effectively eliminate the above deficiencies.

During the remainder of 2009, we plan to conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.  Our assessment of internal controls over financial reporting will be subject to audit for the fifty-two week period ending December 25, 2009.

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

Except as noted above, there have been no changes during the quarter ended March 27, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities.

In the thirteen week period ended on March 27, 2009, the Company issued an aggregate of 108,077 shares of Common Stock.  The shares of Common Stock were issued for payment of interest and services valued at $10,760.  All of these sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions.  In each instance, the investors acquired the securities for investment purposes only and not with a view to resale.  The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

10 Q

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Page #
31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 19

31.2	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 20

32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 21

32.1	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 22

10 Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 15, 2009
Signature	Title	Printed Name	Date

/s/Ralph Peterson	CFO, Principal Financial Officer	Ralph Peterson	May 15, 2009
Signature	Title	Printed Name	Date

10 Q