Form 10-Q
period 2009-06-26
Command Center, Inc.
filed 2009-08-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 26, 2009

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
Yes ☐     No ☒

The number of shares of common stock outstanding on August 10, 2009 was 37,014,798 shares.

Command Center, Inc.

Contents

FORM 10-Q
Page
PART I

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheet at June 26, 2009 and December 26, 2008	10-Q Page 4
Statements of Operations for the thirteen week periods and the Twenty-six week periods ended June 26, 2009 and June 27, 2008	10-Q Page 5
Statements of Cash Flows for the thirteen week periods ended June 26, 2009 and June 26, 2008	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-Q Page 14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 17

Item 4. Controls and Procedures	10-Q Page 17

Part II

Item 2. Unregistered Sales of Equity Securities	10-Q Page 18

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 19

Signatures	10-Q Page 19

Certifications	10-Q Page 20

10-Q

PART I
Item 1.  Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of June 26, 2009 (unaudited) and December 26, 2008, and the related statements of operations and cash flows for the thirteen week and twenty-six periods ended June 26, 2009 and June 27, 2008 (unaudited) were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 26, 2008, and the notes thereto contained in the Company’s annual report on Form 10-K for the 52 weeks ended December 26, 2008, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
August 10, 2009

10-Q

Command Center, Inc.
Balance Sheet
	June 26, 2009	December 26, 2008
	Unaudited
Assets
CURRENT ASSETS:
Cash	$305,817	$2,174,960
Accounts receivable trade, net of allowance for bad debts of $500,000 at March 27, 2009 and December 26, 2008	4,591,973	5,223,113
Other receivables - current	284,244	284,244
Prepaid expenses, deposits, and other	825,445	975,909
Current portion of workers' compensation risk pool deposits	1,800,000	1,500,000
Total current assets	7,807,479	10,158,226
PROPERTY AND EQUIPMENT, NET	2,210,340	2,589,201
OTHER ASSETS:
Workers' compensation risk pool deposits	2,167,647	2,729,587
Goodwill	2,500,000	2,500,000
Intangible assets - net	413,505	503,606
Total other assets	5,081,152	5,733,193
	$15,098,971	$18,480,620
Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$922,335	$1,080,735
Line of credit facility	2,774,092	2,579,313
Accrued wages and benefits	802,361	981,293
Other current liabilities	504,934	195,566
Current portion of note payable	9,520	9,520
Short-term notes payable	1,291,680	1,868,748
Workers' compensation and risk pool deposits payable	629,054	531,062
Warrant liability	336,000	-
Current portion of workers' compensation claims liability	1,800,000	1,500,000
Total current liabilities	9,069,976	8,746,237

LONG-TERM LIABILITIES:
Note payable, less current portion	71,447	76,135
Finance obligation	1,125,000	1,125,000
Workers' compensation claims liability, less current portion	2,800,000	2,986,372
Total long-term liabilities	3,996,447	4,187,507
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 37,014,798 and 36,290,053 shares issued and outstanding, respectively	37,015	36,290
Additional paid-in capital	51,425,623	51,370,627
Accumulated deficit	(49,430,090)	(45,860,041)
Total stockholders' equity	2,032,548	5,546,876
	$15,098,971	$18,480,620
See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Operations (Unaudited)
	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26	June 27	June 26	June 27
	2009	2008	2009	2008
REVENUE:
Revenue from services	$12,365,592	$21,092,331	$25,158,658	$40,927,729
Other income	25,781	154,045	56,019	255,735
	12,391,373	21,246,376	25,214,677	41,183,464
COST OF SERVICES:
Temporary worker costs	8,486,143	14,261,352	17,379,577	27,567,943
Workers' compensation costs	1,018,654	2,015,229	1,707,141	3,768,923
Other direct costs of services	4,409	19,542	29,131	27,792
	9,509,206	16,296,123	19,115,849	31,364,658
GROSS PROFIT	2,882,167	4,950,253	6,098,828	9,818,806

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	1,895,150	3,288,251	4,178,887	7,302,186
Selling and marketing expenses	9,527	218,073	69,811	524,098
Transportation and travel	289,317	702,064	569,341	1,336,583
Office expenses	82,678	136,733	176,210	366,879
Legal, professional and consulting	95,484	136,660	414,376	548,425
Depreciation and amortization	204,768	215,030	415,547	428,826
Rents and leases	396,153	691,291	1,224,978	1,293,207
Other expenses	873,732	818,074	1,888,581	1,716,418
	3,846,809	6,206,176	8,937,731	13,516,622

LOSS FROM OPERATIONS	(964,642)	(1,255,923)	(2,838,903)	(3,697,816)

OTHER INCOME (EXPENSE):
Interest expense	(120,824)	(141,254)	(334,317)	(292,069)
Loss on extinguishment of debt	(518,251)	-	(518,251)	-
Change in fair value of warrant liability	126,000	-	126,000	-
Interest and other income (expenses)	(4,550)	(5,278)	(4,576)	656
	(517,625)	(146,532)	(731,144)	(291,413)

BASIC AND DILUTED NET LOSS	$(1,482,267)	$(1,402,455)	$(3,570,047)	$(3,989,229)

BASIC AND DILUTED LOSS PER SHARE	$(0.04)	$(0.04)	$(0.10)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	36,488,679	36,097,086	36,398,337	35,911,070

10-Q

Command Center, Inc.

Statements of Cash Flows (Unaudited)
	Twenty-six Weeks Ended
	June 26, 2009	June 27, 2008
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,570,047)	$(3,989,229)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	415,547	429,538
Write-off of fixed assets	53,415	-
Loss on debt extinguishment	518,251	-
Amortization of note discount	75,000	-
Change in fair value of warrant liability	(126,000)	-
Closed stores reserve	300,000	-
Common stock issued for rent compensation and consulting	55,720	123,000
Changes in assets and liabilities:
Accounts receivable - trade	631,140	421,469
Other current liabilities	76,048	(171,640)
Prepaid expenses, deposits and other	150,464	(624,144)
Workers' compensation risk pool deposits	261,940	(1,814,148)
Accounts payable	(158,400)	(10,204)
Accrued wages & benefits	(178,931)	(228,589)
Workers' compensation insurance payable	97,992	3,046,443
Workers' compensation claims liability	113,628	1,379,983
Net cash used by operating activities	(1,284,233)	(1,437,521)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	-	(73,715)
Collections on note receivable	-	74,209
Net cash provided by investing activities	-	494

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances (payments) on line of credit facility, net	194,778	(211,285)
Proceeds received from short-term note	-	1,740,000
Proceeds allocated to warrants issued in connection with short-term note	-	260,000
Collection of common stock subscriptions	-	1,878,000
Costs of common stock offering and registration	-	(163,166)
Principal payments on notes payable	(779,668)	(139,455)
Net cash provided (used) by financing activities	(584,910)	3,364,094
NET INCREASE (DECREASE) IN CASH	(1,869,143)	1,927,067
CASH, BEGINNING OF PERIOD	2,174,960	580,918
CASH, END OF PERIOD	$305,817	$2,507,985

Noncash investing and financing activities: Fair value of warrants issued in connection with debt extinguishment	$446,000	$-

See accompanying notes to unaudited financial statements.

10-Q

NOTE 1 — BASIS OF PRESENTATION:

Organization.  Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000.  We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications.  Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries.  At June 26, 2009 we were operating 52 stores located in 20 states.  However, early in the third quarter, we closed two underperforming stores, opened one new store and are currently operating 51 stores. None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

Reclassifications. Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or accumulated deficit as previously recorded.

NOTE 2 — RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS:

Recent Pronouncements

Emerging Issues Task Force (“EITF”) 07-05, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock,” became effective for fiscal years, including those interim periods, beginning after December 15, 2008. The EITF is applicable to all instruments outstanding at the beginning of the period of adoption.  Companies holding instruments with these types of provisions will recognize a cumulative effect for a change in accounting principle adjustment in the year adopted which we determined were minimal as of December 26, 2008.  The ratchet provisions of warrants the Company has issued to short term debt holders are subject to the provisions of this EITF.

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

10-Q

NOTE 3 — EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.   The Company had warrants for 10,762,803 and 7,762,803 shares of common stock outstanding at June 26, 2009 and June 27, 2008, respectively.  The company incurred losses in the twenty-six week periods ended June 26, 2009 and June 27, 2008.  Accordingly, the warrant shares are anti-dilutive and only basic earnings per share is reported at June 26, 2009 and June 27, 2008.

NOTE 4 — RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

Van Leasing Arrangements.  Management has concluded that our leasing relationship with Alligator LLC pursuant to paragraph B10 of FASB interpretation No. 46R, would be considered a variable interest to Command Center, Inc. due to the ownership interest in Alligator by our Chief Executive Officer.  As such, we evaluated the relationship for consolidation pursuant to the provisions of FIN 46R. We undertook to assess the primary beneficiary of the Variable Interest Entity and to determine which member of the related party group should consolidate the Variable Interest Entity.

All leases of Alligator’s vans by the Company meet the classification requirements for operating leases in accordance with FASB Statement No. 13 and represent only a contractual relationship.  Further, there are no residual value guarantees to Alligator associated with the present operation of 6 vans and van drivers for the Company. Van drivers are contracted with a third party and dispatched into service for the company as needed.

As of June 26, 2009 and June 27, 2008 the Company owed Alligator $204,934 and $76,492 respectively for lease payments and driver compensation.  Amounts paid for the twenty-six weeks ended June 26, 2009 and June 27, 2008 was $51,607 and $305,777 respectively. Amounts paid to Alligator are classified as transportation and travel in the statement of operations.

The Company does not have an equity stake in Alligator and does not participate in its profits or losses.  Additionally the Company does not have any voting rights or similar rights with respect to Alligator, and therefore cannot make decisions about Alligator’s activities that could have a significant effect on the success of Alligator.

The Company has not guaranteed our Chief Executive Officer’s investment in Alligator.  The Company has not guaranteed any of Alligator’s debt or the residual value of its assets.  The Company is not obligated to absorb the majority (or for that matter, any) of the Variable Interest Entity’s expected losses, nor is it entitled to receive a majority (or again, any) of Alligator’s expected residual returns.

We also assessed which party of the related party group would most clearly be associated with the Variable Interest Entity using the four points outlined in paragraph 17 of FIN 46R.  The results of our evaluation was that the Company is not the primary beneficiary of the Variable Interest Entity, thus is not required to consolidate Alligator LLC.

10-Q

NOTE 5 —LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The lender will advance 85% of the invoiced amount for eligible receivables.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum.  Prime is defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at June 26, 2009 was 6.25%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  In December 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000.  The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA.  At June 26, 2009, we were not in compliance with the working capital ratio, cash flow, tangible net worth or EBITDA requirements.  The balance due our lender at June 26, 2009 was $2,774,092.  The credit facility has been recently renewed and now expires on April 7, 2010. We are currently negotiating with our lender new financial covenants and other loan terms which are more representative of our present business operations.

NOTE 6 —SHORT-TERM NOTE PAYABLE:

On June 24, 2008, the Company entered into an agreement with an unrelated third party to borrow $2,000,000 against an unsecured Promissory Note (“Short-Term Note” or “Note”). The Note initially bore interest at 15% per annum with interest only payments through January, 2009.  The Note called for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009.  The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share.  The warrant was valued at $250,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement. The warrant value was recorded as a note discount, and was being amortized to interest expense using a straight line method which approximates the interest method over the life of the note.

On April 13, 2009, the Company entered into an agreement to extend the repayment term on its Short Term Note.  At the time of the agreement, the balance on the Note was $1,500,000.  As extended, the note is now payable at increasing bi-weekly payments. Payments under the Note are $75,000 in April, $100,000 in May, $100,000 in June, $150,000 in July, $250,000 in August, $300,000 in September and $525,000 in October. The extension agreement provides for an increase in the interest rate to 20% per annum with interest payable bi-weekly.

In connection with the extension agreement, the warrant for 1,000,000 shares of common stock issued under the original Short Term Note, and another for 200,000 shares issued to the lender during 2007 were cancelled and replaced by Stock Purchase Warrants with all the same rights and privileges as the original warrants except the exercise prices were modified to be $0.15 per share and the conversion dates extended to April 1, 2014.  Further, the Company issued an additional warrant to purchase 3,000,000 shares of common stock at the exercise price of $0.15 per share, on or before April 1, 2014.

The Company determined that the modification of the terms of the Note was substantially different from the original note terms. Therefore, loss on extinguishment of debt of $518,284 has been recognized on the statement of operations for the difference between the carrying value of the old debt and the fair value of the new debt, plus any additional amounts, including warrants, or fees paid to the lender.

The Company determined the warrants issued under the extension agreement had an approximate fair value at inception of $462,000, using a Black-Sholes pricing model with the following inputs: exercise price of $0.15; current stock price $0.14; expected life of five years, risk-free rate of 1.81%; and expected volatility of 105%. Because of their re-pricing terms, these warrants were recorded on April 13, 2009 as a derivative liability. As of June 26, 2009, this derivative liability was adjusted to fair value resulting in a gain of $126,000 recorded as change in fair value of warrant liability in the statement of operations for the thirteen and twenty-six weeks ended June 26, 2009.

Subsequent to quarter end, the Company was not in compliance with bi-weekly principal and interest payments on the extension agreement.  The lender has waived compliance of these terms as of July 23, 2009.

10-Q

NOTE 7 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance.  Currently, we maintain large deductible workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and TSE PEO, Inc (“TriState”). The workers’ compensation insurance through AMS provides coverage in 16 of the 20 states in which we operate. TriState provides coverage in California and South Dakota and in the “monopolistic” states Washington and North Dakota, coverage is provided under mandatory government administered programs.  Workers’ compensation insurance was also previously provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in the State of California and South Dakota for the period from June 27, 2008 through June 27, 2009.

The workers’ compensation coverage provided through TriState is a guaranteed cost program with no deductible.  Under this program, the Company is charged an administrative fee of 2% above payroll costs on a monthly basis.  The TriState agreement may be cancelled by either party on 30 day’s notice.

The AMS policy covers all other states (except the monopolistic jurisdictions of Washington and North Dakota), originally for the policy year from May 13, 2008 through May 12, 2009, and now with the renewal of this coverage, through May 12, 2010.  While we have primary responsibility for all claims under the AMS and Arch agreements, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000, on a “per occurrence” basis.  This results in our being substantially self-insured in 16 of our 20 states of operations.  Prior to the inception of the AMS and Arch policies, we were insured by American International Group (“AIG”). The AIG policies also provided reimbursement for covered losses in excess of $250,000 per occurrence. Under these policies, we make payments into a risk pool fund to cover claims within our self-insured layer.  If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments.  Correspondingly, if our workers’ compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.  Expected losses will extend over the life of the longest lived claim which may be outstanding for many years.  As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open.  As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business.  If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates.  Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves.

For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”), we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs.  We are not the primary obligor on claims in these jurisdictions.  Accordingly, as is the case with our TriState coverage in California and South Dakota, our financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers’ compensation expense for our temporary workers totaled $1,707,141 and $3,768,923 in the twenty six weeks ended June 26, 2009 and June 27, 2008, respectively. Workers’ compensation expense in 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007.  AIG has assigned higher than anticipated future claims liabilities in connection with these claims.   We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

As a result of higher than expected claims liabilities for the policy years ending in May 2007 and May 2008, AIG requested additional collateral deposits.  We paid $1.4 million toward this request in 2008 and recorded the payments as additional workers’ compensation deposits.  When we changed our workers’ compensation carrier in mid-2008, AIG requested additional collateral payments of approximately $2.9 million dollars.  This figure did not account for the $1.4 million already paid, nor did it take into account the settlement of nearly all open claims from the 2006-2007 policy year and many open claims from the 2007-2008 policy year at substantially less than the reserved amounts.  We believe that the request by our insurance carrier for $2.9 million is unreasonable and is not supported by our most recent claims history.  As a result, we have not made any additional collateral deposits or premium payments.  To date, AIG has not provided requested information to support their position and we have not booked any additional liability for workers compensation premiums or collateral deposits.  We do not believe that any amounts are currently due.

10-Q

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid.  The deposits have not been discounted to present value in the accompanying financial statements. We have discounted the expected liability for future losses to present value using a discount rate of 4%. Our expected future liabilities are evaluated on a quarterly basis and adjustments are made as warranted.

NOTE 8 — STOCKHOLDERS’ EQUITY:

Sales of Common Stock. In the thirteen weeks ended June 26, 2009, we issued shares for several different purposes as described below.  All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance.

•	541,668 shares as interest on our finance obligation for our headquarters office building. Aggregate value of the shares issued was $37,400.
•	75,000 shares for services and additional compensation. Aggregate value of the shares issued was $7,560.

The Company had 10,762,803 warrants to purchase Command Center, Inc. common stock issued and outstanding on June 26, 2009.

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

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000.  Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart then indicated that his legal counsel was working on the matter.  While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount.   In the 52 weeks ended December 26, 2008, the Company paid Everyday’s business and occupations and excise tax obligations totaling approximately $231,139.  During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington.  At December 26, 2008, the total amount remaining due from Everyday Staffing to the State of Washington for business and occupation and excise taxes was $-0- and the receivable due Command Center from Everyday Staffing was $132,500.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums owed by Everyday Staffing at $1,203,948 plus interest. The Company and Everyday Staffing have disputed the amount due and the Company has retained outside legal counsel to represent its interests. The amount claimed by the State is based on an audit of Everyday in which the auditor appears to have made unsupportable assignments of workers compensation job codes, hours worked and other estimates of amounts due, all of which the Company believes to be grossly misstated.  The Company’s review of Everyday Staffing financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

10-Q

Based upon the theory of successor liability, in October 2008 the Washington Department of Labor and Industries (“the Department”) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice”) to Command Center.   The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858.  The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department.  The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices.  In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company’s liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed.  In response to the state claims for payment of Everyday Staffing liabilities, the Company filed a lawsuit against Everyday Staffing, LLC and Michael J. Moothart, seeking indemnification and monetary damages.  Recently, on July 15, 2009, the Company obtained a judgment against Michael J. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

NOTE 10 – COMMITMENTS AND CONTINGENCIES:

Finance obligation. On November 22, 2005, Command Center, Inc. acquired a property from an unrelated third party for $1,125,000. The property is located at 3773 W. Fifth Avenue, Post Falls, Idaho.  On December 29, 2005, Command Center sold the real property to John R. Coghlan, then a director, for $1,125,000 and concurrently leased back the same property on a thirty-six month lease with a two year renewal option. The monthly rental is $10,000 per month, triple net.

The lease includes an option to extend the term for two additional years at the same rental rate and grants Command Center the option to repurchase the property any time after January 1, 2008 at the purchase price of $1,125,000.

Command Center, Inc. has a continuing involvement in the property through an option to repurchase the property for the same price as we initially paid and the same price at which the property was sold to Mr. Coghlan.  Accordingly, we have accounted for the transaction as a financing as guided by FAS 98, Accounting of Leases (paragraphs 10 and 11) and FAS 66, Accounting for Sales of Real Estate.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at June 26, 2009.  The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities.  We have also secured the indemnification agreement of Glenn Welstad with a pledge of our common stock.   We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.  We understand that the responsible parties have entered into payment agreements on many of the tax obligations.

Operating leases.  The Company leases store facilities, vehicles and equipment.  Most of our store leases have terms that extend over three to five years.  Some of the leases have cancellation provisions that allow us to cancel on ninety days notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.  Estimated lease obligations for the next five years as of June 26, 2009 are:

2009	$549,300
2010	813,343
2011	345,599
2012	107,043
2013	22,540

Leases on closed stores. Over the last twelve months, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets.  Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores.  During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote.  As a result, Management began negotiating with landlords for termination of the closed store leases.  We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores.  With the determination that store reopenings are unlikely, we have recorded a reserve for closed store leases totaling $300,000.  This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores.  Total lease obligations on closed stores at June 26, 2009 were approximately $1,000,000 if all leases went to term, no subtenants were found, and no rent concessions were obtained from the landlords.  We believe it is likely that many of the properties will be sublet and rent concessions will be available on many of the properties and that a significant portion of the closed store rents will ultimately not be paid by the Company.

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

The following table reflects operating results in the 13 weeks ended June 26, 2009 compared to the thirteen weeks ended June 27, 2008.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	2009		2008
REVENUE:	$12,391,373		$21,246,376
COST OF SERVICES:
Temporary worker costs	8,486,143	68.5%	14,261,352	67.1%
Workers' compensation costs	1,018,654	8.2%	2,015,229	9.5%
Other direct costs of services	4,409	0.0%	19,542	0.1%
	9,509,206	76.7%	16,296,123	76.7%
GROSS PROFIT	2,882,167	23.3%	4,950,253	23.3%
SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES:
Personnel costs	1,895,150	15.3%	3,288,251	15.5%
Selling and marketing expenses	9,527	0.1%	218,073	1.0%
Transportation and travel	289,317	2.3%	702,064	3.3%
Office expenses	82,678	0.7%	136,733	0.6%
Legal, professional and consulting	95,484	0.8%	136,660	0.6%
Depreciation and amortization	204,768	1.7%	215,030	1.0%
Rents and leases	396,153	3.2%	691,291	3.3%
Other expenses	873,732	7.1%	818,074	3.9%
	3,846,809	31.0%	6,206,176	29.2%

LOSS FROM OPERATIONS	(964,642)	-7.8%	(1,255,923)	-5.9%
OTHER INCOME (EXPENSE):	(517,625)	-4.2%	(146,532)	-0.7%
NET LOSS	$(1,482,267)	-12.0%	$(1,402,455)	-6.6%

10-Q

Results of Operations

26 Weeks Ended June 26, 2009

Operations Summary. Revenue in the 26 week period ended June 26, 2009 was $25.4 million compared to $41.2 million in the 26 week period ended June 27, 2008, a decline of 38%. In the second quarter 2009 compared to 2008, the downturn in revenue was about the same, $12.4 million compared to $21.2 million or a 41.5% shortfall. Economic conditions and store closures are the primary factors that drove the decline.  The on-demand labor component of the staffing industry is one of the first sectors to feel the impact of an economic slowdown.

Early in the first quarter of 2009 we closed 31 underperforming stores which left us operating 52 stores.  During 2009 we opened three new stores to mainly service national accounts who already had a book of business.  Early in the third quarter of 2009 we closed 2 marginal stores and the business was acquired by our adjacent locations. We also opened one new store. We are presently operating 51 stores in 20 states.

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

Store Operations. In the fourth quarter of 2008, and the first quarter of 2009 we developed and have now implemented a sales program focused on solution selling concepts and tracking of activity as a means of offsetting the downward pressure on revenues.  The sales program is now been rolled out to all branches and we believe it will allow us to hold sales at higher levels than if we had not implemented the program.  We also believe that the sales program will have a positive impact on revenue growth once the economy begins to recover.  Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as, event services, hospitality, disaster recovery and other non-traditional on-demand labor customers.

Cost of Sales.  The cost of services was 76.7% of revenue at the end of the second quarter ended June 26, 2009 and was equal to the same percentage at the twenty-six weeks ended June 27, 2008.  There was a reduction in workers’ compensation costs.  Looking ahead, we believe we will be able to reduce the cost of on-demand labor by reducing pay rates.  We also expect on-demand labor costs to moderate as a percentage of revenue as we enter our peak season and revenue climbs.
Toward the end of 2008 and continuing into 2009, we have been evaluating our on-demand labor pay rates and where possible, implementing pay rate reductions in order to increase margins to acceptable levels.

Worker’s compensation costs for the twenty-six weeks ended June 26, 2009 were 6.8% of revenue compared to 9.2% of revenue for the twenty-six weeks ended June 27, 2008 ($1.7 million compared to $3.8 million).  The decrease is a function of three forces. The first factor is a reduction in revenue from store closings and the downturn in the general economy.  In May of 2008, we changed our workers’ compensation insurance carrier and we have found that our new carriers are much more aggressive in evaluating and paying claims costs.  Our cost of worker’s compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008.  The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are beginning to see decreases in our workers’ compensation costs.  We expect this trend to continue the balance of the year.

Gross Margin.  The factors impacting gross margin in the second quarter 2009 are discussed under cost of services above.   In the aggregate, cost of services was 76.7% of revenue in 2009 compared to 76.7% of revenue in 2008 yielding margins of 23.3% in 2009 and 23.3% in 2008.  The current recessionary economic climate has created pressure on our gross margins. In order to deal with this situation, we have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to increase margins.

10-Q

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses for the thirteen weeks ended June 26, 2009 and June 27, 2008 were 31.0 % and 29.2% respectively.  For the twenty-six weeks ended June 26, 2009 and June 27, 2008 were 34.9% and 32.8%. SG&A expenses for the same periods showed a monetary reduction of $2.4 million in the 13 weeks 2009 compared to 2008 and $4.7 million in the 26 weeks 2009 vs 2008. In addition, the percentage increase in selling, general and administrative expenses is primarily the result of the precipitous drop in revenue and providing a closed store reserve of $300,000.

Liquidity and Capital Resources
At June 26, 2009, we had total current assets of 7.8 million and current liabilities of $9.1 million.  Included in current assets are cash of $306,000 and trade accounts receivable of $4.6 million (net of allowance for bad debts of $500,000).   Our cash position continues to deteriorate as a result of the trailing effect of cost reductions in the declining economy and continuing losses.

Weighted average aging on our trade accounts receivable at June 26, 2009, was 39 days.  Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended June 26, 2009 was 0.62%.   Our accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable.  The allowance for doubtful accounts is reviewed quarterly.  We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days.  Most balances over 120 days past due are written off when it is probable the receivable will not be collected.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing.  The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or  the London Interbank Offered Rate (LIBOR) plus three percent (LIBOR + 3.0%) per annum.  Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at June 26, 2009 was 6.25%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  The credit facility, originally due to expire on April 7, 2009, was recently renewed for one year and now expires on April 7, 2010.   The balance due our lender at June 26, 2009 was $2,774,092.  We expect that certain terms of the loan, including the maximum credit facility and the minimum amount on which interest is calculated, will be modified in the coming months to better reflect the current needs of the Company.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections.  At June 26, 2009, we were not in compliance with the cash flow, tangible net worth and EBITDA requirements.    As part of the recent renewal of our credit facility, we are currently negotiating revised financial covenants with our lender that are more representative of our present reduced level of business operations.

At June 26, 2009, we also owed a private investor $1,225,000 on an unsecured promissory note bearing interest at 20% per annum and calling for bi-weekly increases in principal and interest payments.

10-Q

As discussed elsewhere in this report, in 2006 we acquired operating assets from a number of entities that were previously our franchisees.  We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $500,000 and $600,000.  Our outside legal counsel has advised us that the potential for successor liability on the IRS claims is remote.

We have not accrued any amounts for these contingent payroll and other tax liabilities at June 26, 2009.  We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities.   We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due. We understand that the responsible parties have or are working on payment agreements for the substantial majority of the tax obligations and expect to resolve these debts in full within the next twelve months.

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

Based upon this evaluation, we determined that there were no material weaknesses affecting our internal controls over financial reporting but that there were deficiencies in our disclosure controls and procedures as of June 26, 2009. The deficiencies noted below are being addressed through our remediation initiatives which are also described below.  We believe that our financial information, notwithstanding the internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

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

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2008 and through the second quarter of 2009.  The accounting and information technology departments are working closely to identify and address system interface issues.  We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system.  We have also made a concerted effort to hire and retain qualified personnel in the accounting department.   We have retained experts when necessary to address complex transactions that are entered into.  Management believes that actions taken and the follow-up that will occur during 2009 collectively will effectively eliminate the above deficiencies.

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

Except as noted above, there have been no changes during the quarter ended June 26, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities.

In the twenty-six week period ended June 26, 2009, the Company issued an aggregate of 616,668 shares of Common Stock.  The shares of Common Stock were issued for payment of rent, additional compensation and services valued at $44,960.  All of these sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions.  In each instance, the investors acquired the securities for investment purposes only and not with a view to resale.  The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

10-Q

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Page #

31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 20
31.2	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 21
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 22
32.2	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 23

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 10, 2009
Signature	Title	Printed Name	Date

/s/Ralph Peterson	CFO, Principal Financial Officer	Ralph Peterson	August 10, 2009
Signature	Title	Printed Name	Date

10-Q