Form 10-Q
period 2009-09-25
Command Center, Inc.
filed 2010-01-15
CIK 1140102

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 25, 2009

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
Yes ☐ No ☒

The number of shares of common stock outstanding on January 15, 2010 was 37,212,923  shares.

10-Q

Contents

FORM 10-Q
Page

PART I

Item 1. Financial Statements (unaudited)
Management Statement	10-Q Page 3
Balance Sheet at September 25, 2009 and December 26, 2008	10-Q Page 4
Statements of Operations for the thirteen week periods and the Thirty-nine week periods ended September 25, 2009 and September 26, 2008	10-Q Page 5
Statements of Cash Flows for the thirty-nine week periods ended September 25, 2009 and September 26, 2008	10-Q Page 6
Notes to Financial Statements	10-Q Page 7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-Q Page 15

Item 3. Quantitative and Qualitative Disclosures about Market Risk	10-Q Page 19

Item 4. Controls and Procedures	10-Q Page 20

Part II

Item 2 Unregistered Sales of Equity Securities	10-Q Page 20

Item 6. Exhibits and Reports on Form 8-K	10-Q Page 20

Signatures	10-Q Page 21

Certifications	10-Q Page 22 - 25

10-Q

PART I
Item 1. Financial Statements.

MANAGEMENT STATEMENT

The accompanying balance sheets of Command Center, Inc. as of September 25, 2009 (unaudited) and December 26, 2008, and the unaudited statements of operations and cash flows for the thirteen week and the thirty-nine week periods ended September 25, 2009 and September 26, 2008 were prepared by Management of the Company.

The accompanying financial statements should be read in conjunction with the audited financial statements of Command Center, Inc. (the “Company”) as of and for the 52 weeks ended December 26, 2008, and the notes thereto contained in the Company’s annual report on Form 10-K for the 52 weeks ended December 26, 2008, filed with the Securities and Exchange Commission.

Management
Command Center, Inc.
January 15, 2010

10-Q

Command Center, Inc.

Balance Sheet

	September 25, 2009	December 26, 2008
	Unaudited
Assets
CURRENT ASSETS:
Cash	$146,707	$2,174,960
Accounts receivable trade, net of allowance for bad debts of $500,000 at September 25, 2009 and December 26, 2008	5,023,415	5,223,113
Prepaid expenses, deposits, and other current assets	965,248	1,260,153
Current portion of workers' compensation risk pool deposits	1,300,000	1,500,000
Total current assets	7,435,370	10,158,226

PROPERTY AND EQUIPMENT, NET	2,041,561	2,589,201

OTHER ASSETS:
Workers' compensation risk pool deposits	2,533,784	2,729,587
Goodwill	2,500,000	2,500,000
Intangible assets - net	368,854	503,606
Total other assets	5,402,638	5,733,193
	$14,879,569	$18,480,620

Liabilities and Stockholders' Equity
CURRENT LIABILITIES:
Accounts payable	$1,873,304	$1,080,735
Line of credit facility	3,012,144	2,579,313
Accrued wages and benefits	583,783	981,293
Other current liabilities	284,880	195,566
Current portion of note payable	9,520	9,520
Short-term note payable, net of discount	1,025,000	1,868,748
Workers' compensation and risk pool deposits payable	668,518	531,062
Warrant liability	336,000	—
Current portion of workers' compensation claims liability	1,300,000	1,500,000
Total current liabilities	9,093,149	8,746,237

LONG-TERM LIABILITIES:
Note payable, less current portion	71,447	76,135
Finance obligation	1,125,000	1,125,000
Workers' compensation claims liability, less current portion	2,800,000	2,986,372
Total long-term liabilities	3,996,447	4,187,507

COMMITMENTS AND CONTINGENCIES (NOTE 10)	-	-

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 37,074,798 and 36,290,053 shares issued and outstanding, respectively	37,075	36,290
Additional paid-in capital	51,432,762	51,370,627
Accumulated deficit	(49,679,865)	(45,860,041)
Total stockholders' equity	1,789,972	5,546,876
	$14,879,569	$18,480,620

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25	September 26	September 25	September 26
	2009	2008	2009	2008
REVENUE:
Revenue from services	$13,173,084	$21,747,587	$38,331,742	$62,675,317
Other income	13,855	122,928	69,874	378,662
	13,186,939	21,870,515	38,401,616	63,053,979
COST OF SERVICES:
Temporary worker costs	8,957,172	14,475,694	26,282,246	41,385,881
Workers' compensation costs	463,401	1,129,315	2,170,542	4,898,238
Other direct costs of services	47,620	253,474	131,254	470,512
	9,468,193	15,858,483	28,584,042	46,754,631
GROSS PROFIT	3,718,746	6,012,032	9,817,574	16,299,348

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	1,860,868	2,961,797	6,039,755	10,263,983
Selling and marketing expenses	11,976	74,204	81,787	598,302
Transportation and travel	202,789	609,216	772,131	1,945,799
Office expenses	35,982	98,403	136,670	324,429
Legal, professional and consulting	168,900	247,000	583,276	795,425
Depreciation and amortization	194,050	214,630	609,598	643,456
Rents and leases	376,141	623,747	1,701,119	1,916,955
Other expenses	915,612	988,558	2,779,714	3,314,338
	3,766,318	5,817,555	12,704,050	19,802,687

INCOME (LOSS) FROM OPERATIONS	(47,572)	194,477	(2,886,476)	(3,503,339)

OTHER INCOME (EXPENSE):
Interest expense	(148,490)	(286,285)	(482,807)	(578,354)
Loss on extinguishment of debt	-	-	(518,251)	-
Change in fair value of warrant liability	-	-	126,000	-
Interest and other income (expense)	(53,714)	(24,011)	(58,290)	(23,355)
	(202,204)	(310,296)	(933,348)	(601,709)

NET LOSS	$(249,776)	$(115,819)	$(3,819,824)	$(4,105,048)

LOSS PER SHARE, BASIC AND DILUTED	$(0.01)	$(0.00)	$(0.10)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,041,172	36,157,965	36,660,036	35,993,368

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirty-nine Weeks Ended
	September 25, 2009	September 26, 2008
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,819,824)	$(4,105,048)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	609,597	643,456
Write-off of fixed assets	90,372	-
Loss on debt extinguishment	518,251	-
Amortization of note discount	75,000	65,534
Change in fair value of warrant liability	(126,000)	-
Closed store reserve	350,000	-
Common stock issued for compensation	62,919	158,000
Changes in operating assets and liabilities:
Accounts receivable trade	199,698	(393,840)
Prepaid expenses, deposits and other current assets	294,905	(342,609)
Workers' compensation risk pool deposits	395,803	(1,207,800)
Accounts payable	442,570	(334,217)
Accrued wages, benefits and other current liabilities	(308,194)	(480,523)
Workers' compensation and risk pool deposits payable	137,456	1,527,251
Workers' compensation claims liability	(386,372)	1,312,111
Net cash used by operating activities	(1,463,819)	(3,157,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,577)	(107,546)
Collections on note receivable	-	74,209
Net cash used by investing activities	(17,577)	(33,337)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances on line of credit facility	432,831	423,874
Proceeds received from short-term note	-	1,740,000
Proceeds allocated to warrants issued in connection with short-term note	-	260,000
Collections of common stock subscriptions	-	1,878,000
Costs of common stock offering and registration	-	(163,166)
Principal payments on notes payable	(979,688)	(140,745)
Net cash provided (used) by financing activities	(546,857)	3,997,963
NET INCREASE (DECREASE) IN CASH	(2,028,253)	806,941
CASH, BEGINNING OF PERIOD	2,174,960	580,918
CASH, END OF PERIOD	$146,707	$1,387,859

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Fair value of warrants issued in connection with debt extinguishment	$446,000	$-

See accompanying notes to unaudited financial statements.

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 1 - BASIS OF PRESENTATION:

Organization

Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000.  We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications.  Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries.  At September 25, 2009 we were operating 50 stores located in 20 states.

Reclassifications

Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or accumulated deficit as previously recorded.

NOTE 2 - RECENT AND ADOPTED ACCOUNTING PRONOUNCEMENTS:

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

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 3 - EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities.  The Company had warrants for 10,762,803 and 7,762,803 shares of common stock outstanding at September 25, 2009 and September 26, 2008, respectively.  The company incurred losses in the thirty-nine week periods ended September 25, 2009 and September 26, 2008.  Accordingly, the warrant shares are anti-dilutive and only basic earnings per share is reported.

NOTE 4 - RELATED-PARTY TRANSACTIONS:

The Company has had the following transactions with related parties:

Van Leasing Arrangements

Management has concluded that the leasing relationship with Alligator LLC (“Alligator”) would be considered a variable interest to Command Center, Inc. due to the ownership interest in Alligator by our Chief Executive Officer.  As such, we evaluated the relationship for consolidation.  We undertook to assess the primary beneficiary of the Variable Interest Entity to determine which member of the related party group should consolidate, and concluded that the Company was not the primary beneficiary.  Therefore Alligator has not been consolidated in these financial statements.

As of September 25, 2009 and September 26, 2009 the Company owed Alligator $218,200 and $97,958 respectively for lease payments and driver compensation. Amounts paid and payable to Alligator have been classified as transportation and auto/van expenses in the statement of operations.

Subsequent to the end of the third quarter, on October 7, 2009 Alligator transferred ownership of the remaining four vans that were then being leased by the Company to us.  Since that date we have owned and operated the vans, employed the drivers and have not leased any vans or drivers from Alligator and our business relationship with Alligator has ended.

NOTE 5 - LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The lender will advance 85% of the invoiced amount for eligible receivables.  The credit facility includes an annual 1% facility fee payable monthly, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum.  Prime is defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at September 25, 2009 was 6.25%.

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 5 - LINE OF CREDIT FACILITY, Continued:

The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000.  The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA.  At September 25, 2009, we were not in compliance with the working capital ratio, cash flow, tangible net worth or EBITDA requirements.  Our lender has waived compliance with the working capital, cash flow, tangible net worth and EBITDA covenants as of September 25, 2009.  The balance due our lender at September 25, 2009 was $3,012,144.  The credit facility expires on April 7, 2010.

We are currently involved in active negotiations with our lender for the modification and extension of our financing arrangement.  On December 24, 2009 we executed a nonbinding Letter of Interest setting forth the primary terms of our new arrangement, which are more favorable to the Company than the present agreement.  We are proceeding with the discussion and preparation of a binding definitive agreement, consistent with the Letter of Interest.  If we are successful in concluding the definitive agreement, we anticipate that the new arrangement will result in significant cost reductions for the Company.

NOTE 6 - SHORT-TERM NOTE PAYABLE:

On June 24, 2008, the Company entered into an agreement with an unrelated third party to borrow $2,000,000 against an unsecured Promissory Note (“Short-Term Note” or “Note”). The Note bore interest at 15% per annum with interest only payments through January 2009.  The Note called for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009.  The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share.  The warrant was valued at $250,000 using the Black-Sholes pricing model based on assumptions about volatility, the risk free rate of return and the term of the warrants as set out in the agreement. The warrant value was recorded as a note discount, and was being amortized to interest expense using a straight line method which approximates the interest method over the life of the note.

On April 13, 2009, the Company entered into an agreement to extend the repayment term on its Short Term Note.  At the time of the agreement, the balance on the Note was $1,500,000.  As extended, the note became payable in increasing bi-weekly payments. Payments due under the Note were $75,000 in April, $100,000 in May, $100,000 in June, $150,000 in July, $250,000 in August, $300,000 in September and $525,000 in October. The extension agreement provides for an increase in the interest rate to 20% per annum with interest payable bi-weekly.  Under the extension agreement, if any amounts for  principal or interest or both remain unpaid as of October 30, 2009, then the Company is obligated to pay to the lender on May 1, 2010 an additional amount as a liquidity redemption equal to the unpaid total on October 30, 2009.

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

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 6 - SHORT-TERM NOTE PAYABLE, Continued:

The Company determined the warrants issued under the extension agreement had an approximate fair value at inception of $462,000, using a Black-Sholes pricing model with the following inputs;  exercise price of $0.15; current stock price $0.14; expected life of five years, risk-free rate of 1.81%; and expected volatility of 105%.  Because of their re-pricing terms, these warrants were recorded on April 13, 2009 as a derivative liability. As of June 26, 2009, this derivative liability was adjusted to fair value resulting in a gain of $126,000 recorded as change in fair value of warrant liability in the statement of operations for the three and six months ended June 26, 2009.  As of September 25, 2009, the fair market value was the same and no further gain or loss was recorded.

During the third quarter and continuing to the present time, Company was not in compliance with bi-weekly principal and interest payments on the extension agreement.  As of October 30, 2009 there remained due principal and accrued interest totaling $1,031,939.  As a result of this default, the liquidity redemption penalty, equal to an additional $1,031,939 has been incurred.  The Company is in frequent communication with the lender on this obligation and has reached an agreement in principle with the lender to restructure and modify the loan.  This nonbinding agreement in principle would convert the majority of the liquidity redemption penalty to equity, and lower the interest rate on the remaining balance.  The agreement in principle will not become binding upon the lender or the Company until definitive agreements are successfully prepared and executed.  At the present time, there is no assurance that the efforts by the Company to conclude this loan modification will be successful.

NOTE 7 -  WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance.  Currently, we maintain large deductible workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and TSE PEO, Inc (“TriState”). The workers’ compensation insurance through AMS provides coverage in 16 of the 20 states in which we operate. TriState provides coverage in California and South Dakota. In the “monopolistic” states Washington and North Dakota, coverage is provided under mandatory government administered programs.  Workers’ compensation insurance was provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in the states of California and South Dakota for the period from June 27, 2008 through June 27, 2009.

The workers’ compensation coverage provided through TriState is a guaranteed cost program with no deductible.  Under this program, the Company is charged an administrative fee of 2% above payroll costs on a monthly basis.  The TriState agreement may be cancelled by either party on 30 day’s notice.

The AMS policy covers all other states (except the monopolistic jurisdictions of Washington and North Dakota), originally for the policy year from May 13, 2008 through May 12, 2009, and now with the renewal of this coverage, through May 12, 2010.  While we have primary responsibility for all claims under the AMS and Arch agreements, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000, on a “per occurrence” basis.  This results in our being substantially self-insured in 16 of our 20 states of operations.  Prior to the inception of the AMS and Arch policies, we were insured by American International Group (“AIG”). The AIG policies also provided reimbursement for covered losses in excess of $250,000 per occurrence. Under these policies, we make payments into a risk pool funds to cover claims within our self-insured layer.  If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments.  Correspondingly, if our workers’ compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.  Expected losses will extend over the life of the longest lived claim which may be outstanding for many years.  As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open.  As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business.  If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates.  Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves.

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 7 -  WORKERS’ COMPENSATION INSURANCE AND RESERVES:, Continued:

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

On December 1, 2009, we accepted an offer from AMS to expand the workers’ compensation coverage provided to also include California and South Dakota, to be effective as of January 1, 2010.  Concurrently, we gave notice of cancellation to TriState, also effective January 1, 2010.  With this change, workers’ compensation coverage will be provided through AMS in all 18 of the non- monopolistic states in which we presently operate.  As with the present AMS coverage, the new AMS policy for California and South Dakota will provide reimbursement for covered losses and expenses in excess of $250,000 per occurrence.  This will result in our being substantially self-insured in California and South Dakota, as well as the 16 states where we presently obtain coverage through AMS.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers’ compensation expense for our temporary workers totaled $2,170,542 and $4,898,238 in the thirty-nine weeks ended September 25, 2009 and September 26, 2008, respectively. Workers’ compensation expense in 2008 was impacted significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007.  AIG assigned higher than anticipated future claims liabilities in connection with these claims.   We anticipate that expected future claims liabilities will moderate over time as we gain additional historical data regarding our settlements of these claims.

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

NOTE 8 - STOCKHOLDERS’ EQUITY:

In the thirty-nine weeks ended September 25, 2009, we issued 195,000 shares for services and 589,745 shares as interest on our finance obligation for our headquarters office building.  Aggregate value of the shares issued was $62,920.   All shares were valued based on the market price for our common stock at the dates of issuance.

The Company had 10,762,803 warrants to purchase Command Center, Inc. common stock issued and outstanding on September 25, 2009.

NOTE 9 - EVERYDAY STAFFING LLC TAX LIABILITIES:

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

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 9 - EVERYDAY STAFFING LLC TAX LIABILITIES, Continued:

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

Based upon the theory of successor liability, the Washington Department of Labor and Industries (“the Department”) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice”) to Command Center.   The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858.  The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department.  The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices.  In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company’s liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse impact on the Company’s financial position, results of operations or cash flows in future periods.

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

In response to the Company’s position that it is not the legal successor to Everyday Staffing, the Washington Department of Labor and Industries has recently asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing LLC (“Everyday Staffing II”).  Everyday Staffing II was organized by the members of the first limited liability company after the first Everyday Staffing LLC was administratively dissolved by the state. The assertion by the state of successor liability against Everyday Staffing II is consistent with the position advanced by Command Center that Everyday Staffing II and not Command Center is the only successor to the entity against which the industrial insurance taxes were assessed.

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES:

Finance Obligation

On November 22, 2005, we acquired a property from an unrelated third party for $1,125,000. The property is located at 3773 W. Fifth Avenue, Post Falls, Idaho.  On December 29, 2005, we sold the real property to John R. Coghlan, then a director, for $1,125,000 and concurrently leased back the same property on a thirty-six month lease with a two year renewal option. The monthly rental is $10,000 per month, triple net.

The lease includes an option to extend the term for two additional years at the same rental rate and granted us the option to repurchase the property any time after January 1, 2008 at the purchase price of $1,125,000.

We have had a continuing involvement in the property based on our contractual right through an option to repurchase the property for the same price as we initially paid and the same price at which the property was sold to Mr. Coghlan.  Due to prevailing market conditions, on December 21, 2009 we waived and released our purchase option right.  This will have the effect of reducing the Company’s property and equipment and long-term liabilities during the fourth quarter 2009.

Contingent Payroll and Other Tax Liabilities

In May and June 2006, we acquired operating assets for a number of temporary staffing stores.  The entities that owned and operated these stores received stock in consideration of the transaction.  As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities.  We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit.  We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at September 25, 2009.  The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities.  We have also secured the indemnification agreement of Glenn Welstad with a pledge of our common stock.   We believe the selling entities and their principals have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.  We understand that the responsible parties have entered into payment agreements on many of the tax obligations.

10-Q

Command Center, Inc.
Notes to Financial Statements

NOTE 10 - COMMITMENTS AND CONTINGENCIES, Continued:

Operating Leases

The Company leases store facilities, vehicles and equipment.  Most of our store leases have terms that extend over three to five years.  Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.

Leases on closed stores

Over the last twelve months, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets.  Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores.  During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote.  As a result, we began negotiating with landlords for termination of the closed store leases.  We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores.  With the determination that store re-openings are unlikely, we had recorded a reserve for closed store leases totaling $300,000, during 1st quarter 2009.  This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores.  Total lease obligations on closed stores at June 26, 2009 were approximately $1,000,000 if all leases went to term, no subtenants were found, and no rent concessions were obtained from the landlords.  We believe it is likely that many of the properties will be sublet and rent concessions will be available on many of the properties and that a significant portion of the closed store rents will ultimately not be paid by the Company.  Total closed store lease obligation at September 25, 2009 was $715,000. In the third quarter 2009, management increased the closed store lease reserve to $350,000 under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge.

NOTE 11 –SUBSEQUENT EVENTS:

We have evaluated all events subsequent to the balance sheet date of September 25, 2009 through the date of filing this Form 10-Q with the SEC on January 15, 2010.  We have determined that except as set forth in the financial statements and footnotes thereto, there are no subsequent events that require recognition or disclosure in these financial statements.

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

The following table reflects operating results for the thirteen weeks ended September 25, 2009 compared to the thirteen weeks ended September 26, 2008.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended
	September 25		September 26
	2009		2008
REVENUE:	$13,186,939		$21,870,515
COST OF SERVICES:
Temporary worker costs	8,957,172	67.9%	14,475,694	66.2%
Workers' compensation costs	463,401	3.5%	1,129,315	5.2%
Other direct costs of services	47,620	0.4%	253,474	1.2%
	9,468,193	71.8%	15,858,483	72.5%
GROSS PROFIT	3,718,746	28.2%	6,012,032	27.5%
SELLING, GENERAL, AND
ADMINISTRATIVE EXPENSES:
Personnel costs	1,860,868	14.1%	2,961,797	13.5%
Selling and marketing expenses	11,976	0.1%	74,204	0.3%
Transportation and travel	202,789	1.5%	609,216	2.8%
Office expenses	35,982	0.3%	98,403	0.4%
Legal, professional and consulting	168,900	1.3%	247,000	1.1%
Depreciation and amortization	194,050	1.5%	214,630	1.0%
Rents and leases	376,141	2.9%	623,747	2.9%
Other expenses	915,612	6.9%	988,558	4.5%
	3,766,318	28.6%	5,817,555	26.6%

INCOME (LOSS) FROM OPERATIONS	(47,572)	-0.4%	194,477	0.9%
OTHER INCOME (EXPENSE):	(202,204)	-1.5%	(310,296)	-1.4%
NET LOSS	$(249,776)	-1.9%	$(115,819)	-0.5%

10-Q

Results of Operations

Operations Summary. Revenue in the thirty-nine week period ended September 25, 2009 was $38.4 million compared to $63.1 million in the thirty-nine week period ended September 26, 2008 a decline of 39%. In the third quarter 2009 compared to 2008 the downturn in revenue was about the same, $13.2 million compared to $21.8 million or a 39.4% shortfall. Economic conditions and store closures are the primary factors that drove the decline.  The on-demand labor component of the staffing industry is one of the first sectors to feel the impact of an economic slowdown.

At September 25, 2009, the Company was operating 50 stores located in 20 states. None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

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

Store Operations. In the fourth quarter of 2008, and the through the third quarter of 2009, we developed and have now implemented a sales program focused on solution selling concepts and tracking of activity as a means of offsetting the downward pressure on revenues.  The sales program is now been rolled out to all branches and we believe it will allow us to hold sales at higher levels than if we had not implemented the program.  We also believe that the sales program will have a positive impact on revenue growth as the economy begins to recover.  Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as event services, hospitality, disaster recovery and other non-traditional on-demand labor customers.

Cost of Sales.  The cost of services was 74.4% of revenue at the end of the thirty-nine weeks ended September 25, 2009 compared to 74.2% for the thirty-nine weeks ended September 26, 2008.  The major factor for the improvement in margins was contributed by a reduction in workers’ compensation costs.  Looking ahead, we believe we will be able to reduce the cost of on-demand labor by further reductions in workers’ compensation expense.  We also expect on-demand labor costs to moderate as a percentage of revenue as revenue continues to climb in 2010. We have been evaluating our on-demand labor pay rates and where possible, implementing pay rate reductions in order to increase margins to acceptable levels.

Worker’s compensation costs for the thirty-nine weeks ended September 25, 2009 were 5.7% of revenue compared to 7.8 % of revenue for the thirty-nine weeks ended September 26, 2008 ($2.2 million compared to $4.9 million).  The decrease is a function of three forces. The first factor is a reduction in revenue from store closings and the downturn in the general economy.  In May of 2008, we changed our workers’ compensation insurance carrier and we have found that our new carriers are much more aggressive in evaluating and paying claims costs.  Our cost of worker’s compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008.  The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are seeing significant decreases in our workers’ compensation costs.  We expect this trend to continue the balance of the year.

Gross Margin.  The factors impacting gross margin in the third quarter 2009 are discussed under cost of services above.   In the aggregate, cost of services was 74.4% of revenue in 2009 compared to 74.5% of revenue in 2008 yielding margins of 25.6% in 2009 and 25.8% in 2008.  The current recessionary economic climate has created pressure on our gross margins. In order to deal with this situation, we have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to increase margins.

10-Q

Results of Operations, continued

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative expenses for the thirteen weeks ended September 25, 2009 and September 26, 2008 were 28.6% and 26.6% respectively.  For the thirty-nine weeks ended September 25, 2009 and September 26, 2008 selling, general and administrative expenses were 33.1% and 31.4%. SG&A expenses for the same periods showed a monetary reduction of $2.1 million in the thirteen weeks 2009 vs. 2008 and $7.1 million in the thirty-nine weeks 2009 vs. 2008. In addition the increase in selling, general and administrative expenses as a percent of revenue is primarily the result of the precipitous drop in revenue and providing a closed store lease reserve of $350,000.

Liquidity and Capital Resources

At September 25, 2009, we had total current assets of $7.4 million and current liabilities of $9.1 million.  Included in current assets are cash of $146,700 and trade accounts receivable of $5.0 million (net of allowance for bad debts of $500,000).  Our cash position continues to deteriorate as a result of the trailing effect of cost reductions in the declining economy and continuing losses.

Weighted average aging on our trade accounts receivable at September 25, 2009 was 39 days.  Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended September 25, 2009 was 0.62%.   Our accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable.  The allowance for doubtful accounts is reviewed quarterly.  We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days.  Most balances over 120 days past due are written off when it is probable the receivable will not be collected.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable, which will continue to be important factors affecting our liquidity.

We currently operate under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing.  The credit facility is collateralized with accounts receivable and entitles us to borrow up to 85% of the value of eligible receivables.  Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due.  The line of credit agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due.  The credit facility includes an annual 1% facility fee, payable monthly, and a $1,500 monthly administrative fee.  The financing bears interest at the greater of 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or  the London Interbank Offered Rate plus three percent (LIBOR + 3.0%) per annum.  Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  Our line of credit interest rate at September 25, 2009 was 6.25%.  The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000.  The credit facility originally due to expire on April 7, 2009, was recently renewed for one year and now expires on April 7, 2010.   The balance due our lender at September 25, 2009 was $3,012,144.

On December 21, 2009, we accepted and executed a Letter of Interest with our lender for the modification and extension of our existing financing arrangement.  We are presently proceeding with the discussion and preparation of a definitive agreement consistent with the terms of the Letter of Interest.  If we are successful in concluding the definitive agreement, we anticipate that we will see a significant reduction in our financing costs.

The present line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections.  These covenants were put in place in 2006 and 2007 and do not reasonably reflect present day circumstances.  At September 25, 2009, we were not in compliance with the cash flow, tangible net worth and EBITDA requirements.   Our lender has waived compliance with these covenants as of September 25, 2009. The terms of the Letter of Interest which we executed on December 21, 2009 with our lender, if successfully implemented through execution of a definitive agreement, will substantially modify or eliminate the financial covenants in a manner beneficial to the Company.

10-Q

Liquidity and Capital Resources, continued

In June 2008, we entered into an unsecured loan transaction with a private investor, borrowing $2,000,000 at 15% interest.  On April 13, 2009, we entered into an agreement to extend the payment terms of the obligation.  The extension agreement required increasing bi-weekly payments of $75,000 in April, $100,000 in May, $100,000 in June, $150,000 in July, $250,000 in August, $300,000 in September and $525,000 in October. The principal and all accrued interest was to have been paid in full as of October 30, 2009.  Under the extension agreement, as a penalty called a “liquidity redemption”, the amount remaining unpaid on October 30, 2009 is essentially doubled.  The extension agreement requires payment of the liquidity redemption penalty on May 1, 2010.

At September 25, 2009, we owed $1,025,000 on the unsecured promissory note, which on that date was bearing interest at 20% per annum and called for bi-weekly increases in principal and interest payments.  During the third quarter and continuing to the present time, the Company was not in compliance with bi-weekly principal and interest payments on the extension agreement.  As of October 30, 2009, principal and accrued interest totaling $1,031,939 was in default.  The lender has not pursued any default remedies.  As a result of this default, the liquidity redemption penalty, equal to an additional $1,031,939, accrued and is payable on May 1, 2010.

The Company is in frequent communications with the lender on this obligation, seeking to restructure and modify the terms of the loan and to reduce or eliminate the liquidity redemption penalty.  We have reached an agreement in principle with the lender to restructure and modify the loan.  This nonbinding agreement in principle would convert the majority of the liquidity redemption penalty to equity, and lower the interest rate on the remaining balance.  This agreement in principle will not become binding upon the lender or the Company until definitive agreements are successfully prepared and executed.  If the Company is unsuccessful in concluding this loan modification, then the Company will need to raise a substantial amount of capital, sufficient to discharge all or part of the amount owed this lender.

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

We have not accrued any amounts for these contingent payroll and other tax liabilities at September 25, 2009.  We have obtained indemnification agreements from the selling entities and their principal members for any liabilities or claims we incur as a result of these predecessor tax liabilities.   We believe the selling entities and their principal members have adequate resources to meet these obligations and have indicated through their actions to date that they fully intend to pay the amounts due.

Our current liquidity could be impacted if we are considered to be a successor to these payroll tax obligations.  Liability as a successor on these payroll tax obligations may also constitute a default under our line of credit facility agreement with our principal lender creating a further negative impact on our liquidity.

We expect that additional capital will also be required to fund operations during fiscal year 2010.  Our capital needs will depend on our success in renegotiating the terms of the loan with the private investor as discussed above, store operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle.  We currently have approximately 10.8 million warrants outstanding which may offer a source of additional capital at a future date upon exercise.  Management will continue to evaluate capital needs and sources of capital for the remainder of 2009 and in 2010. No assurances can be given that we will be able to find additional capital on acceptable terms.  If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

10-Q

Item 3.      Quantitative and Qualitative Disclosures about Market Risk.

We do not believe that our business is currently subject to material exposure from the fluctuation in interest rates.

Item 4.      Controls and Procedures.

At the end of the period covered by this report, an evaluation was carried out under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operations of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) under the Exchange Act). Based on that evaluation we have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that: (i) information required to be disclosed by the Company in reports that it files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in applicable rules and forms and (ii) material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow for accurate and timely decisions regarding required disclosure.

Based upon this evaluation, we also determined that there were deficiencies in our disclosure controls and procedures as of September 25, 2009. The deficiencies noted below are being addressed through our remediation initiatives which are also described below.

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

Management’s Remediation Initiatives

We made substantial progress on our internal control processes during 2008 and through the third quarter of 2009.  The accounting and information technology departments are working closely to identify and address system interface issues.  We have implemented new reconciliation procedures to ensure that information is properly transferred to the accounting system.  We have also made a concerted effort to hire and retain qualified personnel in the accounting department.   We have retained experts when necessary to address complex transactions that are entered into.  Management believes that actions taken and the follow-up that will occur during 2009 and 2010 collectively will effectively eliminate the above deficiencies.

During the remainder of 2009 and into 2010, we plan to conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.

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

10-Q

Item 4.      Controls and Procedures, continued

Changes in internal control over financial reporting.

Except as noted above, there have been no changes during the thirteen weeks ended September 25, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities.

In the thirty-nine weeks ended September 25, 2009, the Company issued an aggregate of 784,745 shares of Common Stock.  The shares of Common Stock were issued for payment of interest and services valued at $62,920.  All of these sales of unregistered securities were made in reliance on exemptions from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”), Rule 506 of Regulation D adopted under the Act, and various state blue sky exemptions.  In each instance, the investors acquired the securities for investment purposes only and not with a view to resale.  The certificates representing the shares bear a restrictive stock legend and were sold in private transactions without the use of advertising or other form of public solicitation.

Item 6.  Exhibits and Reports on Form 8-K.

Exhibit No.	Description	Page #

31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 22

31.2	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 23

32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 24

32.1	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.	10-Q, Page 25

10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	January 15, 2010
Signature	Title	Printed Name	Date

/s/Ralph Peterson	CFO, Principal Financial Officer	Ralph Peterson	January 15, 2010
Signature	Title	Printed Name	Date

10-Q