Form 10-K
period 2009-12-25
Command Center, Inc.
filed 2010-04-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-53088
COMMAND CENTER, INC
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Ave
Post Falls, Idaho	83854
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450
(Registrant’s Telephone Number, including Area Code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
   Yes ☐ No☒

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐ No☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:   $2,720,000 as of June 26, 2009

The number of shares of the Registrant’s Common Stock outstanding as of April 9, 2010 was: 48,111,035
Documents Incorporated by Reference:  None

COMMAND CENTER, INC.
FORM 10-K
December 25, 2009

TABLE OF CONTENTS

PART I

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

“CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

ITEM 1. BUSINESS

Introduction and General Background

We were organized as Command Staffing LLC on December 26, 2002. We commenced operations in 2003 as a franchisor of on-demand labor businesses. On November 9, 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing LLC was the accounting acquirer. On November 16, 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. On May 12, 2006, we acquired 48 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator.  On June 30, 2006, we acquired an additional nine on-demand labor stores from our franchisees. We also opened 20 additional stores during the year (including eight new stores opened to replace the franchised locations we bought out and closed in the May 12 transaction). All of our former franchised stores have either been acquired or ceased operation and we currently generate all of our revenue from on-demand labor store operations and related activities.

As a result of the economic slowdown, in 2008, we evaluated our stores and locations to determine how best to focus our resources. As a result of our evaluation, we closed a number of stores and consolidated operations in some areas with multiple locations. We currently own and operate 50 on-demand labor stores located in 20 states.

Our principal executive offices are located at 3773 West Fifth Avenue, Post Falls, Idaho 83854, and our telephone number is (208) 773-7450. We maintain an internet website at www.commandonline.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report.

Industry Overview

The on-demand labor industry grew out of a desire on the part of businesses to have an agile staffing plan. Many businesses operate in a cyclical environment and staffing for peak production periods meant overstaffing in slower times. Companies also sought a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers employers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruitment and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger employment pool of tried and tested temporary staff members.

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and background check requirements vary among industries and also vary among employers within the same industry. We operate primarily within the short-term, unskilled and semi-skilled segments of the on-demand labor industry. We oversee the operation of multiple locations from a single corporate office. We endeavor to customize our services according to the unique opportunities and assets presented by each of our locations while leveraging our overall size. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment that our temporary staff members (referred to as Field Team Members) can look forward to and find comfort in.

Business

Our Vision: Our vision is to be the undisputed best in our industry from the perspective of our clients, our Field Team Members, our internal staff members, our shareholders, and our competitors. We strive to achieve this daily in every decision made at every level of the organization. We empower our store locations to make decisions that demonstrate our commitment to all stakeholders in a meaningful way.

Our On-demand Labor Store Operations: We are building a national network of on-demand labor stores. We currently operate 50 on-demand labor stores serving thousands of customers and employing tens of thousands of Field Team Members. Our stores are located in 20 states, with approximately 37 stores located in urban locations and 13 stores located in suburban areas. Our stores are typically located in proximity to concentrated commercial and industrial areas but we also plan our locations with the Field Team Member’s needs in mind. Our locations are easily accessible to public transportation and other services that are important to Field Team Members. We have developed a store demographic model that is used to identify and quantify future possible store locations for store expansion.

We have currently placed a hold on new store expansion and have focused on hardening our existing infrastructure and service delivery. We have taken the opportunity that this economic downturn has afforded us to focus on the fundamentals of our company: our product quality, our customer service, our sales process, and our people. This position us well for increased profitability as the economy improves. Our industry is a leading indicator of the status of the economy. We have recently been experiencing an increase in sales and we have early indications that our planning efforts are improving same store performance.

In 2009, we closed seven under-performing store locations to allow our team to focus specifically on achieving greater profitability at stores that were meeting or exceeding our plan. We will carefully balance our store expansion goals against prudent return on investment analysis but we are seeing several indications of a strengthening economy and look forward to continuing with our plan to build a national network of on-demand labor staffing stores.

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores. Our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing and retaining the qualified personnel needed to meet our business, financial and growth objectives. Our personnel practices are designed to support our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our business.

Our Temporary Staff (Field Team Members): Our Field Team Members are our product and represent a key asset. Our success is based on our ability to attract, train, motivate, and reward this important constituent. We have invested in many proprietary programs designed to create a long term relationship with top-performing Field Team Members. Some of these programs include health insurance coverage, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our Field Team Members by name and show appreciation for the value they bring to our organization and to our client’s workplace.

Approximately 25,000 W-2 forms were issued in 2009. The pool of available Field Team Members is sufficient and diverse enough to meet current client needs. We continue to seek additional Field Team Members through Internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth.

Our Customers: In 2009 we serviced 3,040 clients in a variety of industries that are considered small to medium sized companies. Our ten largest customers accounted for approximately 23% of our revenue for the fifty-two weeks ended December 25, 2009. The top five industries we serve are manufacturing, services, construction, retail, and wholesale trades.

Our Marketing Strategy: We recognize that our clients are too busy to have time taken by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenge. We have developed our own unique marketing approach to fit this situation. Our sales process starts by learning about our prospects. We facilitate conversations with our prospects, which educates us on their staffing challenges and helps the prospect articulate their desired outcome. Together, we create an action plan that draws on Command’s core competencies to resolve the need for the prospect. Once we have resolved one need, we consistently strive to meet future needs and what started as a business prospect becomes a repeat client.

Not only is it important that the sales activities follow our Command sales process, it is also important to ensure that the number of sales activities our sales organization performs is consistent with our growth targets. Therefore we have included an accountability component as one of the key metrics of our Command sales process. We completed the training and implementation of our Command sales process to our Command sales organization in early 2009, and we are seeing positive results from this program.

As we develop a national network of on-demand labor stores we are finding that we serve our existing customers from multiple stores, across multiple cities, and in a lot of cases across multiple states. In 2010, we will be focused on building national accounts and building new store locations around economically feasible national account needs.

Our Growth: In implementing our growth strategy, we will face several challenges, including meeting our continuing need for talented and dedicated operations personnel, working capital, managing credit risk and holding worker’s compensation insurance costs to targeted levels.

As a developer, owner and operator of on-demand labor stores, we require significant working capital because we typically pay our temporary personnel on the same day they perform the services, but bill our customers on a weekly or bi-weekly basis. As a result, we must maintain sufficient working capital through borrowing arrangements or other sources, to enable us to continue paying our temporary workers until we invoice and collect from our customers.

The delay between payment of compensation to our temporary workers and collection of receivables from our customers requires that we manage the related credit risk. We have developed strong credit screening procedures and believe that we have effectively mitigated our risk exposure. Historically, our bad debt write-offs are less than 1% of total sales.

Our Workers’ Compensation Coverage: We are required to provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain large deductible workers compensation insurance coverage through AMS Staff Leasing II (“AMS”) in 18 of the 20 states in which we operate. The AMS policy covers the premium year from May 13, 2009 through May 12, 2010. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in the states where coverage is provided though AMS, our workers’ compensation policy covers any claim in excess of $250,000 on a “per occurrence” basis. This results in our being substantially self-insured. Of the 18 states in which we are covered through AMS, the policy is underwritten by Dallas National Insurance Company and BancInsure in California and South Dakota and underwriting is though Dallas National in the remaining 16 states. During 2009, coverage was provided in California and South Dakota through Arch Insurance Company (Arch) for the policy year from May 13, 2008 through June 26, 2009. Beginning on June 27, 2009 and continuing thought December 31, 2009, coverage for California and South Dakota was provided through TSE PEO, Inc. In all of the other non-monopolistic states, our workers’ compensation coverage was obtained through AMS and Dallas National for the entire year.

For workers’ compensation claims originating in Washington and North Dakota (our “monopolistic jurisdictions”) we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions.

Our Safety Program: To protect our workforce and help control workers’ compensation insurance rates, we have implemented a company-wide safety program aimed at increasing awareness of safety issues. Safety training is accomplished through bulletin boards, newsletters, training meetings, videos, and employee manuals. Managers conduct unannounced job site visits to assure that customers utilizing our temporary staff are doing so in a safe environment. We maintain a safety points incentive program to reward our Field Team Members for working accident free. We also encourage our workers to report unsafe working conditions.

Our Seasonality: The short-term manual labor sector of the on-demand labor business is subject to seasonal fluctuation. Many of the jobs filled by our temporary staff are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer and then begins to taper off during the fall and through the winter. Seasonal fluctuations may be less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will affect financial performance from period to period.

Our Competition: The short-term manual labor sector of the on-demand labor industry is highly competitive with low barriers to entry. Many of the companies operating in this sector are small local or regional operators with five or fewer locations. Within their markets, these small local or regional firms compete with us for the available business. The primary competitive factors in our market segment include price, service and the ability to provide the requested workers when needed. Secondary factors include worker quality and performance standards, efficiency, ability to meet the business-to-business vendor requirements for national accounts, name recognition and established reputation. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small local and regional on-demand labor providers.

As a result of the current recession, many of our smaller local competitors have adopted a more aggressive pricing policy to attract business. The lower margins our competitors are willing to accept has caused some of our customers to seek price reductions from us under threat of moving their business. This has affected our margins in the last twelve months. Our product differentiation does offset this trend but at the same time, we are also taking steps to reduce our cost of sales in order to maintain margins at targeted levels.

We also face competition from a small number of larger, better capitalized operators. Our larger competitors include True Blue, Inc. (doing business as “Labor Ready”), Adecco, Kelly Services, Inc., Manpower, Inc., Spherion Corp. and Volt Information Services, Inc. Labor Ready operates primarily in our markets. The other large competitors have divisions that operate in the light industrial or construction segments of our industry but are primarily focused more on skilled trades and professional placements. The presence of these larger competitors in our markets may provide significant pricing pressure and could affect our ability to price our on-demand labor services at profitable levels.

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

Government Regulation: We are subject to a number of government regulations, including those pertaining to wage and hours laws, equal opportunity, workplace safety, maintenance of workers’ compensation coverage for employees, and legal work authorization, and immigration laws. With national attention on immigration and related security issues, we anticipate increased regulatory effect on our operations. In addition to the federal laws, many states have adopted and continue to adopt laws and regulations relating to verification of work eligibility. As a matter of corporate policy, work eligibility for all new Command Center employees is verified through the use of the E-Verify System maintained by the U.S. department of Homeland Security.

Our Trademarks and Trade Names; Intellectual Property: The Company has registered “Command”, “Command Center,” “Command Staffing”, “Command Labor”, “Apply Today, Daily Pay,” “A Different Kind of Labor Place” and “Labor Commander” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

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

Our Real Property: At year end, we owned a beneficial interest in one parcel of real estate located in Yuma, Arizona that houses one of our on-demand labor locations. Subsequently, on February 2, 2010, we closed escrow on the sale and leaseback of that property. The sales price was $150,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho. We pay $10,000 per month for use of the building. The lease on this facility expires on December 31, 2010.

We also lease the facilities of all of our store locations (except for the Yuma location until February, 2010). All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions and all current facilities are considered adequate for their intended uses.

We believe that our corporate offices and each of the store locations are adequate for our current needs. As the economy improves and we begin to expand, we will lease additional locations as needed.

Our Employees: We currently employ 21 full time personnel at our headquarters office in Post Falls, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 133 personnel in our field operations staff located at the various on-demand labor stores, and area and regional operations centers. We also employed approximately 25,000 temporary workers, primarily in short duration temporary positions, during 2009. As our business grows, the number of corporate, internal staff and temporary workers that we employ will also grow.

Available Information: We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Our reports and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Room of the SEC at J100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports and other information regarding registrants that file electronically with the SEC. The address of the SEC’s Web site is http://www.sec.gov.

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

Business Risks

We have a history of net losses, and we anticipate additional losses. We incurred net losses in each fiscal year since our inception other than the fiscal year ended December 31, 2005. For the fiscal year ended December 28, 2008, we incurred a net loss of approximately $17.62 million including an $11.8 million non-cash charge from impairment of goodwill and for the fiscal year ended December 26, 2009, we incurred a net loss of approximately $5.96 million. Our losses have resulted primarily from the costs of consolidation of the franchisees, time needed to change the culture of our former franchisees from independent operators to a centralized command and control structure, from the scale of our corporate infrastructure, from the non-cash charge for impairment of goodwill and, more recently, from the current recessionary economic conditions. We have focused our efforts to date on building a support structure able to meet the needs of 100 or more stores. We currently operate 50 stores in 20 states and the revenue flow from our existing base of operations has not been sufficient to fully offset the corporate infrastructure costs. We may continue to incur additional operating losses through fiscal 2010. We cannot assure you that our revenue will increase or that we will be profitable in any future period.

The current economic conditions have significantly reduced the demand for temporary personnel which in turn has substantially decreased our revenues. Demand for our services has been significantly decreased by the recessionary downturn in economic activity in the United States. As economic activity slows, many of our customers reduce their use of temporary employees before laying off regular employees. For the fiscal year ending December 25, 2009, our revenues were 35% less than for the 2008 fiscal year. This decline is largely the result of the current economic conditions. There can be no assurance that we will not continue to experience further revenue declines.

The decline in revenues has further weakened our financial condition and may continue to do so. Further deterioration of general economic conditions can be expected to have an adverse material effect on our business, financial condition and results of operations. The decline in revenues that we have experienced may result in the continuation or even acceleration of our losses and our negative cash flow, may limit or even eliminate our ability to obtain needed capital and financing, and may threaten our viability and ability to continue as a going concern potentially further reducing the value of our common stock. We have closed many underperforming offices, reducing the number of branches from 57 as of December 28, 2008 to 50 as of December 25, 2009.

We will require significant additional working capital to implement our current and future business plans. We will require more working capital to fund customer accounts receivable to continue to expand our operations. We may require more capital in 2010 to meet our operating expenses and make timely payments on our debts, and refine and improve the efficiency of our business systems and processes. In future years, we will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, or at all. If we are unsuccessful in securing needed capital in the future, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

We were not in compliance with the financial covenants of our credit facility. Our credit facility is collateralized by eligible accounts receivable, which are generally defined to include accounts that are not more than sixty days past due. Under this facility in place at fiscal year end, our lender advanced up to 85% of amounts invoiced for eligible receivables. This credit facility contained strict financial covenants, which were formulated and initially agreed to under the more favorable economic conditions prevailing in 2006, included, among other things, the following requirements: (i) that we maintain a working capital ratio of 1:1; (ii) that we maintain positive cash flow; (iii) that we maintain a tangible net worth of $3,500,000; and (iv) that we achieve operating results within a range of projected earnings before interest, taxes, depreciation and amortization (the EBITDA covenant). As of December 25, 2009 we were not in compliance with the cash flow, tangible net worth and EBITDA covenants. The balance due to our lender at December 25, 2009, was $2,907,521. In connection with this credit facility, our lender has a lien on all of our assets. If we do not comply with the covenants our lender could terminate our credit facility. We are not in a position to operate without a source of accounts receivable financing. In such circumstances, we could be required to seek other or additional sources of capital to satisfy our liquidity needs. We cannot assure that other sources of financing would be available at all or on terms that we consider to be commercially reasonable. Subsequent to December 25, 2009, as discussed in Item 6 and Note 7, we renewed our credit arrangement for a period of two years under modified terms which, among other things, eliminate the financial covenants.

Our ability to operate as a going concern is in doubt. The audit opinion and notes that accompany our financial statements for the year ended December 25, 2009, disclose a ‘going concern’ qualification to our ability to continue in business. The financial statements for the period then ended have been prepared under the assumption that we will continue as a going concern. Such assumption contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements for the year ended December 25, 2009, we incurred losses and negative cash flows from operating activities for the year then ended, and at December 25, 2009, did not have sufficient cash reserves to cover normal operating expenditures for the following 12 months. We also had negative working capital of $2,566,877 million. These factors raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing as may be required, or ultimately to attain profitability. Potential sources of cash, or relief of demand for cash, include additional external debt, renegotiation of current liabilities to long-term extensions, the sale of shares of our stock the return of collateral in excess of that we believe required by our workers compensation careers, or alternative methods such as mergers or sale of our assets. No assurances can be given, however, that we will be able to obtain any of these potential sources of cash or reduced demand for cash. We currently require additional cash funding from outside sources to sustain existing operations and to meet current obligations and ongoing capital requirements. To assure our continuing operations, we will need to raise additional funds through debt or identified equity sources in 2010.

Our historical financial information is of limited utility as a basis for your evaluation of our business. We were incorporated in December 2002, began operations in 2003, and operated as a franchisor until April, 2006, when we changed our business model to operator of on-demand labor stores. Our financial statements for periods prior to April 1, 2006, are not comparable to our financial statements for later periods. As a result, we have a limited operating history and limited financial results that you can use to evaluate our business and prospects. Although we previously experienced significant growth, during the fiscal years ending December 26, 2008 and December 25, 2009, we closed 28 and 7 underperforming offices, respectively. Because we have limited historical financial data upon which to base planned operating expenses and forecast operating results, and also because of the uncertainties associated with the current national economic conditions, we cannot be certain that our revenue will be sufficient to achieve or maintain profitability on a quarterly or annual basis. You must consider our prospects in light of the risks, expenses and difficulties we face as an early stage company with a limited operating history.

Changes in our business model and strategy may be difficult to manage. During 2006, we changed our business model from franchisor to on-demand labor store operator, acquired 57 on-demand labor stores and opened an additional 20 stores. This shift in focus and rapid growth required additional personnel, software capabilities, and infrastructure. With the shift in the overall direction of the economy, during 2008, we closed 28 underperforming stores, and an additional 7 were closed in 2009. If management is unable to successfully manage these significant changes, our business, financial condition and results of operations could be negatively affected.

We have a limited operating history under our new business model. We have been operating under our new business model for less than four years. In light of our limited operating experience, we have not proven the essential elements of stabilized long-term operations and we cannot assure that we will be successful in achieving such operations. Moreover, we have not demonstrated that our business can be operated on a profitable basis. Until we establish and maintain profitable operations, we cannot assure you that we can make a profit on a long-term basis.

If our goodwill is further impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. In 2005 and 2006, we booked a substantial amount of goodwill resulting from our acquisitions, including the acquisitions of Harborview Software in 2005 and 57 on-demand labor stores in 2006. At least annually, we evaluate this goodwill for impairment based on the fair value of each reporting unit, as required by generally accepted accounting principles in the United States (GAAP). In the fifty-two weeks ended December 26, 2008, we took an $11.8 million non-cash charge for impairment of goodwill. For the fiscal year 2009, we did not take an additional non-cash goodwill impairment charge. Following these non-cash charges, goodwill from the 2005 and 2006 acquisitions totaling $2.5 million remains. This estimated fair value could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company. We may in the future need to further reduce the amount of the remaining goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Loss of key personnel could negatively affect our business. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel including store managers, area vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our inability to attract, develop and retain qualified store managers may negatively affect our business. We rely significantly on the performance and productivity of our store managers. Each store manager has primary responsibility for managing the operations of the individual on-demand labor store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition, each store manager has responsibility for customer service. The available pool of qualified candidates as replacements for existing positions or for positions with new on-demand labor stores is limited. To combat a typically high turnover rate for store managers in the on-demand labor industry, we have developed and continue to develop and refine training and compensation plans directed at employee retention. There can be no assurance that our training and compensation plans will reduce turnover in this position.

Our inability to attract, develop and retain qualified business development specialists will negatively affect our business. In 2010, we will be relying on our branch managers and our staff of business development specialists to help drive new business to our growing number of stores. The available pool of qualified candidates for these sales positions is limited. If our sales efforts are not successful, our operating results will suffer.

Increased employee expenses could adversely affect our operations. We are required to comply with all applicable federal and state laws and regulations relating to employment, including occupational safety and health provisions, wage and hour requirements, employment insurance and laws relating to equal opportunity employment. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

If we do not manage our workers’ compensation claims history well increased premiums could negatively affect operating results. We maintain workers’ compensation insurance as required by state laws. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. We maintain a ‘large deductible’ workers’ compensation insurance policy with deductible limits of $250,000 per occurrence. As a result, we are substantially self insured. Our management training and safety programs attempt to minimize both the incidence and severity of workers’ compensation claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In those states where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the incidence and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able to increase customer pricing to offset increased costs, and may lose volume as a result of price increases we are able to implement. We expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs and cost increases due to inflation and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, which would have a negative effect on our operating margins. Even if we are able to increase costs as desired, we may lose volume to competitors willing to service customers at a lower price.

Failure to adequately back-up, store and protect electronic information systems could negatively affect future operations. Our business depends on our ability to store, retrieve, process, and manage significant amounts of information. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of our information processing systems or other events could have a material adverse effect on our reputation as well as our business, financial condition, and results of operations. Breakdowns of information systems may be caused by telecommunications failures, data conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power disruptions, and other similar occurrences which may be beyond our control. Our failure to establish adequate internal controls and disaster recovery plans could negatively affect operations.

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

We may face potential undisclosed liabilities associated with acquisitions. Although we investigate companies that we acquire, we may fail or be unable to discover liabilities that arose prior to our acquisition of the business for which we may be responsible. Such undisclosed liabilities may include, among other things, uninsured workers’ compensation costs, uninsured liabilities relating to the employment of temporary personnel and/or acts, errors or omissions of temporary personnel (including liabilities arising from non-compliance with environmental laws), unpaid payroll tax liabilities, and other liabilities. If we encounter any such undiscovered liabilities, they could negatively affect our operating results.

We may face claims for payroll taxes incurred by the franchisees for franchisee operations prior to the dates that we acquired the franchisee assets. Under theories of successor liability, we may be liable for a portion of the payroll tax liabilities incurred by franchisees prior to the dates when we acquired the franchisee operating assets. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. We have obtained indemnification from the responsible parties, including Glenn Welstad, our President, and have secured indemnification with the pledge of his stock. In the event the responsible parties do not meet their obligations for the delinquent taxes and we are found to be liable as a successor, we may become obligated to pay the balances due and then pursue reimbursement from the responsible parties. If claims for successor liability are made, payment of such amounts may affect our available cash reserves, if any, and could negatively affect our current and future operations, growth plans, and ability to meet our other obligations as they become due. Liability for delinquent payroll tax obligations may also constitute a default under our accounts receivable lending agreement with our lender. The responsible parties may be relying on the value of their shares of Command Center, Inc. common stock to pay or partially pay these liabilities. Their indemnification is also partially secured with a pledge of our securities. Our stock is thinly traded on the Over the Counter Pink market. Selling pressure in an attempt to meet these obligations by the responsible parties could negatively affect the price of the shares.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states now regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. In some cases, the penalties for noncompliance are extremely harsh. For example, under Arizona law, penalties assessed against employers that hire undocumented workers may include suspension or revocation of all business licenses held by the employer in Arizona that are necessary to conduct its business. If other states adopt similar laws, it could increase our operating costs and materially affect our operating results. New federal regulations which become effective in September 2009 require that many federal contractors and subcontractors use the Department of Homeland Security electronic verification system for checking identification and work eligibility for employees. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We are exposed to substantial pressure on working capital due to the delay between the time we pay our temporary workers and the time we collect our receivables from our customer, which requires aggressive management of credit risk. Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis. This requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

If we are unable to find a reliable pool of temporary personnel, we may be unable to meet customer demand and our business may be adversely affected. All on-demand labor companies must continually attract reliable temporary workers to meet customer needs. We compete for such workers with other temporary labor businesses, as well as actual and potential customers, some of which seek to fill positions directly with either regular or temporary employees. In addition, our temporary workers sometimes become regular employees of our customers. From time to time, during peak periods, we may experience shortages of available temporary workers. Unavailability of reliable temporary workers will have a negative effect on our results of operations. Use of temporary employees also is affected by other factors beyond our control that may increase the cost of temporary personnel, such as increases in mandated levels of benefits and wages payable to temporary employees. These economic and other factors could reduce demand for our services and lead to lower revenues.

Seasonal fluctuations in demand for the services of our temporary workers in certain markets will adversely affect our revenue and financial performance in the fall and winter months. Revenues generated from stores in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating stores in highly seasonal markets involves higher risks. To the extent that we consider the opening of new offices, we intend to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely affected by low returns on investment in certain highly seasonal markets.

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 33.3% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

 We depend on the construction industry for a significant portion of our business and reduced demand from this industry has affected our revenue. We derive a significant percentage of our revenues from placement of temporary personnel in construction and other related industrial segments. Man industries are cyclical, and construction in particular is subject to current recessionary concerns. Downturns in demand from the building and construction industry, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our services to customers in any of these industries, have reduced and may continue to reduce our revenues and cash flows.

We likely will be a party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We anticipate that, based upon our business plan, disputes will arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or require arbitration to resolve, which could divert the attention of our management team and could result in costly or unfavorable outcomes for our Company. Any such litigation could result in substantial expense, and could reduce our profits, and could harm our reputation. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations. See Item 3 “LEGAL PROCEEDINGS”.

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

Our common stock is thinly traded and subject to significant price fluctuations. Our common stock is traded on the Pink Quote. The price of our common stock has fluctuated substantially in recent periods, and is likely to continue to be, highly volatile. Future announcements concerning us or our competitors, quarterly variations in operating results, introduction or changes in pricing policies by us or our competitors, changes in market demand, or changes in sales growth or earnings estimates by us or analysts could cause the market price of our common stock to fluctuate substantially. These price fluctuations may affect our ability to raise capital through the public equity markets which could have a material adverse effect on our business, financial condition, and results of operations. Limited trading volume also affects liquidity for shareholders holding our shares and may affect their ability to sell their shares or the price at which such sales may be made in the future.

We are not likely to pay dividends for the foreseeable future. We have never paid dividends on our common stock. We anticipate that for the foreseeable future, we will continue to retain our earnings for the operation and expansion of our business, and that we will not pay dividends on our common stock in the foreseeable future.

The market price for our common stock may be affected by significant selling pressure from current shareholders, including the selling shareholders. Sales of substantial amounts of shares of common stock in the public market could have a material adverse effect on the market price of our common stock. We have outstanding 47,711,035 shares of common stock, as of April 09, 2010, of which 14.1 million shares (including 10.3 million shares which were registered on Form S-1) are in the “public float”. Approximately 6.7 million additional shares are registered for sale upon exercise of the warrants and approximately 10,762,803 million shares may currently be sold under Rule 144(b) resale provisions. Sales of the shares of common stock eligible for sale to the public pursuant to the current registration statement or under the provisions of Rule 144(b) may depress the market price of our stock as such sales occur. Pursuant to Rule 144(b) adopted under the Securities Act of 1933, as amended, restricted securities held by non-affiliates generally may be resold after satisfying a six month holding period. If shareholders holding these restricted securities choose to sell after satisfying the holding period, the price of our common stock could be negatively affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTIES

At December 25, 2009 we owned a beneficial interest in one parcel of real estate located in Yuma, Arizona that houses one of our on-demand labor locations. We assumed a mortgage on the Yuma property. The balance due on the mortgage was approximately $85,000. Our monthly payment was $1,485, with a remaining term of 60 months. The mortgage was secured by the real property.

Subsequent to the year ended December 25, 2009 the Company sold the Yuma building to an unrelated party for $150,000. The Company now leases the building from the new owner for 1,800 a month with the ability to exit the lease agreement without penalty if ninety days notice is given.

We presently lease office space for our corporate headquarters in Post Falls, Idaho. We pay $10,000 per month currently for use of the building. During the period ended December 25, 2009 we canceled our two-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement with a former Director of the Company. As part of this transaction the Company removed the building as an asset from its financials as well as the liability associated with the building.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases: The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of December 25, 2009 are:

Year	Operating Lease Obligation
2010	$1,132,172
2011	640,142
2012	122,238
2013	14,220
2014	-

All of our current facilities are considered adequate for their intended uses.

ITEM 3. LEGAL PROCEEDINGS

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

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount. In the 52 weeks ended December 25, 2009, the Company paid Everyday’s business and occupations and excise tax obligations totaling approximately $231,139. During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington.

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

Based upon the theory of successor liability, the Washington Department of Labor and Industries (“the Department”) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice”) to Command Center. The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858. The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department. The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company’s liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse affect on the Company’s financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, the Company filed a lawsuit against Everyday Staffing, LLC and Mr. Moothart, seeking indemnification and monetary damages. Recently, on July 15, 2009, the Company obtained a judgment against Mr. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

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

ITEM 4. RESERVED

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is quoted on the Over the Counter Pink Quote). The OTC Pink Quote is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Pink Quote is not considered a “national exchange.”

Our common stock is traded on the Pink Quote under the symbol “CCNI”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years ended December 25, 2009 and December 26, 2008.
	Bid Information*
Quarter Ended	High	Low

March 30, 2008	$1.80	$.0.70
June 29, 2008	$0.90	$0.42
September 28, 2008	$0.53	$0.22
December 26, 2008	$0.40	$0.14

March 27, 2009	$0.22	$0.14
June 26, 2009	$0.18	$0.07
September 25, 2009	$0.18	$0.08
December 25, 2009	$0.12	$0.06

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the Pink Quote was $0.15 on April 8, 2010.

Holders of the Corporation’s Capital Stock

At December 25, 2009, we had 138 stockholders of record.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

The following issuances of unregistered securities that have not been previously reported occurred in 2009:

•
The Company issued 240,000 shares of common stock to our investor relations firm as partial payment for their investor relations fees. The average price of the shares issued by the Company was ($0.11) The shares were recorded as an expense during the year.

•
Subsequent to the period ended December 25, 2009 the Company issued 250,000 shares of common stock to our Chief Financial Officer, Ralph E Peterson, for the exercise of warrants he held in the Company and also issued 150,000 shares of our common stock as compensation. The warrants and common stock were awarded as employment compensation to Mr. Peterson. When issued the Company determined the warrants had a nominal fair value. The warrants were exercised at a price of $0.08 on October 1, 2009. The Company issued the shares to Mr. Peterson subsequent to the twelve months ended December 25, 2009.

•	The Company issued 667,870 shares to a former director and owner of its Post Falls, ID office building for rent during the year. The shares were issued at an average market price of ($0.08) per share.

In all instances the shares were issued in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D adopted under the Act. The securities were issued to individuals in private transactions for investment purposes only and the certificates issued included restrictive legends preventing transfer without registration or availability of an exemption the registration requirements of the Act.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

On-demand Labor Store Operations: We currently operate 50 on-demand labor stores serving thousands of customers and employing tens of thousands of temporary employees. In the months following the roll-up we focused on continuity of operations, reporting, and record keeping. Significant management attention has been devoted to assuring that the stores are seamlessly integrated into the Company’s corporate environment and culture. In 2008, recessionary pressures forced a reassessment of our growth strategy. We analyzed our existing stores in terms of customer base, level of operations, location and prospects. In an effort to reduce operating costs, we elected to close or temporarily suspend operations in a number of locations, this effort was continued in 2009 with the closure of an additional 7 stores.

As the economic environment improves we will achieve growth through the continued increase in business from current national accounts, as well as the addition of new national accounts. When cash flow from operations is sufficient to fund the expansion into markets where there is under serviced employers and we can operate profitably, we will expand with new stores.

We are also focused on further reducing our operating costs, increasing our selling efforts and developing our business by targeting new customer development. Our business model is reasonably scalable, meaning we are able to adjust our cost structure as revenue rises or falls. While our total revenues have declined substantially, we have shown moderate reductions in operating costs as a percentage of revenue year over year. Cost reduction efforts have been an ongoing process that has trailed the falloff of revenue. We began reducing costs in the second quarter of 2008 as the economy slowed. We did not anticipate that economic conditions would continue to worsen through the year, nor did we anticipate the extent of the declines. As we fully realized the extent of the recession and understood the speed of the decline, we took additional actions to reduce costs in the last half of 2008. Cost reductions instituted in the fourth quarter of 2008 continued through the first quarter of 2009 and were intended to bring the cost structure in line with current operating levels. These cost cuts were fully reflected in operations in the fourth of quarter of 2009.

The following table reflects operating results in 2009 compared to 2008. Percentages indicate line items as a percentage of total revenue and the year over year change column compares percentages of revenue between years. The table serves as the basis for the narrative discussion that follows.

Analysis of Statement of Operations and Year over Year Changes
As a Percentage of Revenue

	52 Weeks Ended		52 Weeks Ended		Year over Year
	December 25, 2009		December 26, 2008		Change in %
REVENUE:

Revenue from services	$51,474,445	99.8%	$78,812,404	99.5%	0.4%
Other income	86,490	0.2%	421,621	0.5%	-0.4%
	51,560,935	100.0%	79,234,025	100.0%	0.0%
COST OF SERVICES:
Temporary worker costs	35,425,932	68.7%	52,317,484	66.0%	2.7%
Workers' compensation costs	2,941,370	5.7%	5,799,145	7.3%	-1.6%
Other direct costs of services	212,780	0.4%	521,128	0.7%	-0.2%
	38,580,082	74.8%	58,637,757	74.0%	0.8%
GROSS PROFIT	12,980,853	25.2%	20,596,268	26.0%	-0.8%

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Personnel costs	8,035,961	15.6%	12,941,348	16.3%	-0.7%
Selling and marketing expenses	91,108	0.2%	396,203	0.5%	-0.3%
Transportation and travel	943,657	1.8%	2,475,462	3.1%	-1.3%
Office expenses	854,349	1.7%	1,394,826	1.8%	-0.1%
Legal, professional and consulting	818,006	1.6%	1,061,827	1.3%	0.2%
Depreciation and amortization	786,142	1.5%	868,208	1.1%	0.4%
Rents and leases	2,081,534	4.0%	2,523,361	3.2%	0.9%
Other expenses	754,537	1.5%	879,165	1.1%	0.4%
Utilities and telephone	1,114,040	2.2%	1,208,701	1.5%	0.6%
Bank fees	430,836	0.8%	591,910	0.7%	0.1%
Insurance	379,974	0.7%	710,727	0.9%	-0.2%
Bad debt	307,714	0.6%	534,517	0.7%	-0.1%
Impairment of goodwill	-	0.0%	11,757,929	14.8%	-14.8%
	16,597,858	32.2%	37,344,184	47.1%	-14.9%
LOSS FROM OPERATIONS	(3,617,005)	7.0%	(16,747,916)	21.1%	-14.1%

OTHER INCOME (EXPENSE)
Interest expense	(1,877,081)	3.6%	(848,890)	1.1%	2.6%
Other	-	0.0%	(24,581)	0.0%	0.0%
Loss on extinguishmment of debt	(518,251)	1.0%	-	0.0%	1.0%
Change in fair value of stock warrant liability	48,973	0.1%	-	0.0%	0.1%
Other income (expense)		0.0%	(24,581)	0.0%	0.0%
	(2,346,359)	4.6%	(873,471)	1.1%	3.4%

Results of Operations

52 Weeks Ended December 25, 2009

Operations Summary:. Revenue fell in the 52 week period ended December 25, 2009 to $51.6 million from $79.2 million in the 52 week period ended December 26, 2008, a decline of 35%. Economic conditions and store closures as a result of economic conditions are the primary factors that drove the decline. The on-demand labor sector of the staffing industry is one of the first sectors to feel the effect of an economic slowdown. The decline in revenue of $27.6 million is considered attributable primarily to economic conditions.

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

Like many other businesses, we did not fully anticipate the precipitous fall of the economy or the severity of the effect that fall would have on our revenue. As a result, we operated in all of 2008 behind the curve of the recession. We closed stores and reduced costs to reflect current conditions and then conditions worsened. We reassessed and took additional actions based on the then-current situation and conditions worsened again. By the end of 2008, our cost reduction efforts were finally beginning to catch up with current conditions, but the trailing effect of cost reductions drove significant operating losses in 2008.

In turn, the decline in revenues and the operating losses in 2008 indicated a further impairment of our goodwill from the acquisition of franchisees in 2006, and the resulting non-cash impairment charge to goodwill of $11.8 million compounded our losses for the year. Overall, our business posted a loss of $17.6 million including the non-cash impairment charge to goodwill. In 2009 we saw the effects of our significant cost cutting that we started in 2008 and continued with through the year ended December 25, 2009. As a result of our cost cutting we were able to minimize our net loss for the year ended December 25, 2009 to $6.0 million. In 2009 we did not record any further impairment charge on the goodwill recorded from acquisitions in 2006.

Store Operations: At the end of 2008, we were operating 57 stores. During the year, we closed a net of 7 stores and ended the year with 50 stores in operation in 20 states. Comparing stores that were in operation for all of 2008 and 2009, same store revenues were $49.0 million in 2009 and $60.9 million in 2008, a year over year decrease of 19.6%. The decrease in same store sales is primarily attributable to the recession.

In the last half of 2009, we developed and have now implemented a sales program focused on solution selling concepts and tracking of activity as a means of offsetting the downward pressure on revenues. The sales program has now been rolled out to all branches and we believe it has allowed us to hold sales at higher levels than if we had not implemented the program. We also believe that the sales program will have a positive effect on revenue growth once the economy begins to recover. Additionally, we have focused more of our sales activity on those business sectors that are less affected by the economic downturn such as disaster recovery, event services, and other non-traditional on-demand labor customers.

Cost of Sales: The cost of on-demand labor held relatively steady at 68.7% of revenue in 2009compared to 66.0% in 2008. As the economy slowed, we have been able to hold the pay rates of our Field Team Members (“FTM’s”) relatively steady. The increasing unemployment rate has resulted in a larger than normal pool of workers willing to fill on-demand positions. The ability to hold pay rates steady or even reduce them in some instances has been largely offset by competitive pressures. We see competition from many small on-demand labor businesses and from our larger national competitors. As demand has cooled with the recession, many of our competitors have adopted a price reduction strategy to attract business and this has resulted in some downward pressure on margins.

Toward the end of 2009 and continuing into 2010, we are evaluating our on-demand labor pay rates and where possible, implemented pay rate reductions in order to increase margins to acceptable levels.

Worker’s compensation costs for the year ended December 25, 2009 decreased to 5.7% of revenue, compared to 7.3% of revenue for the year ended December 26, 2008. The decrease is a function of two forces:

•
First, the decline in revenue has resulted in a lower administrative cost of workers’ compensation insurance. This is the result of two significant changes in our business. The Company negotiated our workers’ compensation renewal policies in May and June of 2009 at a time when we had already experienced a significant decline in our revenues, and our on-demand labor payroll was projected to be lower than prior levels. Our rates were therefore based on the lower payroll levels and our carriers took the lower levels into account when computing our workers’ compensation premiums. We also had a dramatic change in our sales mix, during past years we did a significant amount of work in the areas determined to be higher risk by our workers’ compensation carriers. As we have reduced the amount of work in these areas we have seen a decrease in the number of claims and premiums charged by our workers’ compensation carriers. When calculating workers’ compensation insurance as a percentage of revenue, the lower premium against lower revenue reduces the percentage rate.

•
Second, our workers’ compensation insurance costs include amounts for future costs on existing claims and claims that are incurred but not reported at the end of a given period. The amounts of such future liabilities are actuarially determined. During our initial policy year beginning on May 13, 2006, our loss experience from workers’ compensation claims was significantly higher than originally expected when we obtain our initial policy. The higher than expected loss has had the effect of skewing the overall loss expectations for subsequent policy years. While the loss histories on our second and third workers’ compensation policy years show marked improvement in losses incurred to date, the effect of the first policy year increases the development factor used in calculating future liabilities on both existing and incurred but not reported claims. We believe this effect has started to diminish as we have built more operating history and we expect to see continued moderation of workers’ compensation costs in coming periods.

In May of 2008, we changed our workers’ compensation insurance carrier. Our new carrier is much more aggressive in evaluating and paying claims costs. Our cost of worker’ compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008. The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are beginning to see decreases in our workers’ compensation costs. We expect this trend to continue in 2010. Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2008				2009
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
8.8%	9.5%	5.2%	5.6%	5.4%	8.2%	3.5%	5.6%

Other direct costs of services decreased significantly as a percentage of revenue in 2009 to 0.4% of revenue compared to 0.7% of revenue in 2008. The decrease was driven by several factors.

In 2008, we began providing services to customers working on large disaster recovery projects. In several instances, the projects were located in areas that required us to transport and lodge our FTM’s during the course of the project. The attendant transportation, lodging and meal costs are included in other direct costs of services in 2008. In some instances, these costs were not reimbursed by our customers and in some instances the costs were only partially recovered. The costs in 2008 were due primarily to the large number of workers we mobilized to the Port of Galveston to assist in remediating the effects of Hurricane Ike. The cost of our vans, used in selected locations to transport workers to jobsites, is also included in other direct costs. In 2009, we began reducing our reliance on the use of vans which resulted in a decrease in other direct costs of services.

Gross Margin: The factors affecting gross margin in 2009 are discussed under the cost of sales above. In the aggregate, cost of sales increased to 74.8% of revenue in 2009 compared to 74.0% of revenue in 2008 yielding margins of 25.2% in 2009 and 26.0% in 2008. We have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to return margins to 2007 levels or above.

Selling, General and Administrative Expenses: Notwithstanding the goodwill impairment charge in 2008 of $11.8 million, as a percentage of revenue, we reduced selling, general and administrative expenses to 32.2% in 2009 compared to 32.3 % in 2008. This represents a minor decrease as a percentage of revenue and a monetary reduction of $9.0 million in 2009 compared to 2008. As noted above, we operated behind the recessionary curve in 2008 and our cost cutting measures trailed significant reductions in revenue. We expect to see continuing declines in selling, general and administrative expenses through the first quarter of 2010 as our cost cutting measures are fully realized in our financial reports.

The reduction in selling, general and administrative expenses was driven primarily by reductions in personnel costs to 15.6% of revenue in 2009 compared to 16.3% of revenue in 2008. In dollar terms, personnel costs declined to $8 million in 2009 compared to $13 million in 2008. When the downturn hit, we reversed our growth plans and adjusted staffing levels downward to reflect the reality of the current business opportunity. We expect to further reduce personnel costs in 2010 until the economy begins to recover.

Other line item costs in selling, general and administrative expenses generated an aggregate increase of 0.7%. Increases in some categories were offset by decreases in others. We continue to monitor selling general and administrative expenses and are working to further reduce operating costs in 2010.

Liquidity and Capital Resources

At December 25, 2009, we had total current assets of $6.9 million and current liabilities of $9.4 million. Included in current assets are cash of $70,000 in cash and trade accounts receivable of $5 million (net of allowance for bad debts of $300,000).

Weighted average aging on our trade accounts receivable at December 25, 2009, was 39 days. Actual bad debt write-off expense as a percentage of total customer invoices during fiscal year 2009 was 0.7%. Our accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed quarterly. Generally, we refer overdue balances to a collection agency at 60 days and the collection agent pursues collection for another 30 or more days. Most balances over 120 days past due are written off when it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

 At December 25, 2009, we were operating under a $9,950,000 line of credit facility with our principal lender for accounts receivable financing. The primary terms and the covenants for this credit line were formulated and modified in 2006 and 2007 when more favorable economic conditions prevailed and we had 70-80 branch offices. The credit facility is collateralized with accounts receivable and entitled us to borrow up to 85% of the value of eligible receivables. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The line of credit agreement included limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceeds 50% of that customer’s aggregate balance due. The credit facility included a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing interest rate was computed at the greater of 6.25% per annum or the greater of (prime + 2.5%) or the London Interbank Offered Rate (LIBOR +2.5% +3.0%) per annum. Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section. The loan agreement further provided that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. The balance due our lender at December 25, 2009 was $2,907,521.

The line of credit facility agreement contains certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average EBITDA of 75% of our projections. At December 25, 2009, we were not in compliance with the cash flow, tangible net worth and EBITDA requirements. At year end we were not compliance with the cash flow, tangible net worth and EBITDA covenants.

Subsequent to December 25, 2009, we entered into a new agreement, dated February 19, 2010, with our principal lender. The signing of this agreement cures the default that existed at year-end. The agreement is entered into for a two year term, commencing on March 8, 2010 and extending through April 7, 2012. Although this arrangement is actually based upon a sale of accounts to the major commercial bank that has been our principal lender, it functions in much the same manner as the prior credit facility. The bank purchases the eligible accounts for 90% of the invoice amounts. When the account is paid, the remaining 10% not previously advanced, is paid to us, less the bank’s discount fee and other applicable charges. The facility maximum is initially $5,000,000 and has been pre-approved for increases to $6,000,000 and $7,000,000 as needed. The discount fee is equal to the amount advanced multiplied by 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or the London Interbank Offered Rate (LIBOR) plus five and one-half percent (LIBOR + 5.5%) per annum. Prime rate is the prime rate published by Wells Fargo Bank, N.A. The discount fee is payable on the amount advanced or on $3,000,000, whichever is greater. Additional charges include a facility fee equal to one percent of the current facility maximum (initially $5,000,000) and a monthly monitoring fee of $5,000. Under this arrangement, we believe that our borrowing costs will be significantly lower than in previous years. The loan is collateralized by all the Company’s property and guaranteed by our CEO, Glenn Welstad.

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

The Company determined the warrants issued under the extension agreement had an approximate fair value at inception of $462,000, using a Black-Sholes pricing model with the following inputs; exercise price of $0.15; current stock price $0.14; expected life of five years, risk-free rate of 1.81%; and expected volatility of 105%. Because of their re-pricing terms, these warrants were recorded on April 13, 2009 as a derivative liability. This derivative liability was adjusted to fair value of $413,026, with the change in fair value of warrant liability of $48,973 recorded in the statement of operations for the fiscal year ended December 25, 2009.

At December 25, 2009 the Company was not in compliance with bi-weekly principal and interest payments on the extension agreement. As of the period ending December 25, 2009 there remained due principal and accrued interest totaling $1,025,000. As a result of this default, the liquidity redemption penalty, equal to an additional $1,056,939 has been incurred.

Subsequent to the period ending December 25, 2009, we entered into an agreement with the lender, effective March 24, 2010, to modify this unsecured loan arrangement. The effectiveness of this modification cures the default that existed at fiscal year end. In the Modification Agreement, we agreed to issue 10,000,000 shares of our common stock to the lender and a number of designated charities in exchange for the satisfaction of $870,000 of the liquidation redemption penalty. Sale or transfer of these shares is restricted until March 1, 2011. Pursuant to the Convertible Promissory Note signed in connection with the modification, $1,300,000 remains due, along with interest computed at the rate of 12% per annum. –Weekly payments are calculated based upon weekly revenue levels, with a minimum weekly payment of $5,000. The Note is due and payable on or before December 31, 2010 and is convertible at the option of the lender into common shares of the Company at a price equal to 80% of the average closing bid price for the common stock for the 20 days prior to the notice of conversion.

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

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $1,000,000 and $2,000,000. The Company has been advised by outside legal counsel that successor liability for the federal claims remains remote.

The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

The Company has not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the Internal Revenue Service because it has been advised by outside legal counsel that the likelihood of showing successor liability for these claims remains remote. The Company would be adversely affected if the state or federal government was able to show the Company liable for these claims.

Leases on closed stores

Over the last two years, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at the period ended December 25, 2009 is $275,000 under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $150,000 and $500,000 depending on how the real estate market performs in the next twelve months. (See Notes 13 and 14 to the Financial Statements)

We expect that additional capital will be required to fund operations during fiscal year 2010. The amount of our capital needs will depend on store operating performance, revenue growth, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We are currently working on several projects intended to bring additional capital into the Company, including completion of a private placement transaction. We have an amount in excess of $3.0 million on deposit with two former workers’ compensation insurers and are pursuing the refund of amounts that we believe to be excess collateral. Also, we have approximately 10,762,803 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2010.

No assurances can be given that we will be able to find additional capital on acceptable terms. If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our viability as a going concern.

Critical Accounting Policies

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

Organization: Command Center, Inc. is a Washington corporation initially organized in 2000. We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, retail, wholesale, construction, transportation, and facilities industries. We currently operate 50 stores located in 20 states. Our 10 largest customers represent about 23% of our revenue

The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash at December 25, 2009 to fund normal operations for the next 12 months. The Company’s’ only source of recurring revenue and cash is from continued successful operation of temporary labor stores. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into further debt arrangements or the return of deposits from its’ compensation risk pool deposits. The current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year end: The financial statements for the periods ended December 25, 2009 and December 26, 2008 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. Both 2009 and 2008 were 52-week years.

Reclassifications: Certain amounts in the financial statements for 2008 have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net loss, total assets or stockholders’ equity as previously reported.

Revenue recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits.

Cost of services: Cost of services includes the wages of temporary employees, related payroll taxes and workers’ compensation expenses, and other direct costs of services.

Cash: Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions. At December 25, 2009 the funds were held at two financial institutions.

Accounts receivable and allowance for bad debts: Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectability. The allowance for bad debts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for bad debts is reviewed quarterly. We generally refer overdue balances to a collection agency at 60 days and the collection agent pursues collection for another 30 or more days. Most balances over 120 days past due are written off when it is determined to be probable the receivable will not be collected.

Property and equipment: The Company capitalizes equipment purchases and depreciates the capitalized costs over the useful lives of the equipment, usually three to five years. Maintenance and repairs are charged to operations. Betterments of a major nature are capitalized. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in operations. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or their useful lives.

Capitalized software development costs: We expense costs incurred in the preliminary project stage of developing or acquiring internal use software. Once the preliminary assessment is complete, management authorizes the project. When it is probable that the project will be completed, will result in new software or added functionality of existing software, and the software will be used for the function intended, we capitalize subsequent software development costs. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software which ranges from three to seven years.

Workers’ compensation reserve: In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of the reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and other intangible assets: Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate an impairment may exist such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and appropriate valuation methodologies are used to determine fair value. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between 36 and 69 months.

Fair value of financial instruments: The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 25, 2009 and December 26, 2008 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of notes receivable and notes payable at December 25, 2009 and December 26, 2008 also approximated fair values based on their nature and terms. The carrying values of our line of credit facility and notes payable at December 25, 2009 and December 26, 2008 also approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

Derivatives: From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. When the Company enters transactions which allow it to settle obligations by the issuance of Company securities, beneficial fair value is estimated using The Black-Scholes option pricing model.

Income taxes: The Company accounts for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company’s policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has analyzed its filing positions in all jurisdictions where it is required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. The Company is subject to tax examinations for the years 2006 through 2008. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Earnings per share: Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the effect of any potentially dilutive common stock equivalents. The Company had warrants outstanding to purchase 10,762,803 and 7,762,803 shares of common stock at December 25, 2009 and December 26, 2008, respectively. The diluted earnings per share calculation would include these common stock equivalents. The Company incurred losses in the fifty-two week periods ended December 25, 2009 and December 26, 2008. Accordingly, the warrant shares are anti-dilutive and therefore only basic earnings per share is presented for December 25, 2009 and December 26, 2008.

Share-based compensation: The Company periodically issues common shares or warrants to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are valued at market, in the case of common shares issued, or at fair value in the case of warrants. The Company uses a Black Scholes valuation model for determining fair value of warrants, and compensation expense is recognized ratably over the vesting periods. Compensation expense for grants that vest upon issue are recognized in the period of grant.

Fair value measures: Our policy on fair value measures requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

Adopted Accounting Pronouncements

Useful life of intangible assets: The Company has adopted a policy for determination of the useful life of intangible assets. This policy determines what should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for Goodwill and Other Intangible Assets. The policy is effective for fiscal years beginning after December 15, 2008. The adoption of this policy did not have a material effect on our financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Command Center, Inc.

We have audited the accompanying balance sheets of Command Center, Inc. as of December 25, 2009 and December 26, 2008, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 25, 2009 and December 26, 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

DeCoria, Maichel & Teague P.S.
Spokane, Washington

March 24, 2010, except Note 8, which is dated April 2, 2010

COMMAND CENTER, INC.

Balance Sheets

	December 25, 2009	December 26, 2008
Assets
CURRENT ASSETS:
Cash	$69,971	$2,174,960
Accounts receivable trade, net of allowance for bad debts of $300,000 and
$500,000 at December 25, 2009 and December 26, 2008, respectively	5,025,113	5,223,113
Other receivables	37,059	284,244
Prepaid expenses and deposits	437,483	975,909
Current portion of workers' compensation risk pool deposits	1,300,000	1,500,000
Total current assets	6,869,626	10,158,226

PROPERTY AND EQUIPMENT - NET	877,827	2,589,201

OTHER ASSETS:
Workers' compensation risk pool deposits, less current portion	2,318,805	2,729,587
Goodwill	2,500,000	2,500,000
Intangible asset - net	323,937	503,606
Total other assets	5,142,742	5,733,193
TOTAL ASSETS	$12,890,195	$18,480,620

Liabilities and Stockholders' Equity (Deficit)
CURRENT LIABILITIES:
Accounts payable trade	$2,174,504	$1,080,735
Line of credit facility	2,907,521	2,579,313
Accrued wages and benefits	694,079	981,293
Other current liabilities	224,491	195,566
Current portion of note payable	9,520	9,520
Short-term note payable, net of discount	1,025,000	1,868,748
Short-term note liquidity redemption payable	186,939	-
Workers' compensation insurance and risk pool deposits payable	501,423	531,062
Stock warrant liability	413,026	-
Current portion of workers' compensation claims liability	1,300,000	1,500,000
Total current liabilities	9,436,503	8,746,237

LONG-TERM LIABILITIES:
Note payable, less current portion	71,447	76,135
Workers' compensation claims liability, less current portion	2,800,000	2,986,372
Common stock to be issued	922,000	-
Finance obligation	-	1,125,000
Total long-term liabilities	3,793,447	4,187,507
TOTAL LIABILITIES:	13,229,950	12,933,744

COMMITMENTS AND CONTINGENCIES (Note 9,13,14)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized;
37,212,923 and 36,290,053 shares issued and outstanding, respectively	37,213	36,290
Additional paid-in capital	51,446,437	51,370,627
Accumulated deficit	(51,823,405)	(45,860,041)
Total stockholders' equity (deficit)	(339,755)	5,546,876
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$12,890,195	$18,480,620

See accompanying notes to financial statements.

COMMAND CENTER, INC.

Statements of Operations

	52 Weeks Ended	52 Weeks Ended
	December 25, 2009	December 26, 2008
REVENUE:
Revenue from services	$51,474,445	$78,812,404
Other income	86,490	421,621
	51,560,935	79,234,025
COST OF SERVICES:
Temporary worker costs	35,425,932	52,317,484
Workers' compensation costs	2,941,370	5,799,145
Other direct costs of services	212,780	521,128
	38,580,082	58,637,757
GROSS PROFIT	12,980,853	20,596,268

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES:
Personnel costs	8,035,961	12,941,348
Selling and marketing expenses	91,108	396,203
Transportation and travel	943,657	2,475,462
Office expenses	854,349	1,394,826
Legal, professional and consulting	818,006	1,061,827
Depreciation and amortization	786,142	868,208
Rents and leases	2,081,534	2,523,361
Other expenses	754,537	879,165
Utilities and telephone	1,114,040	1,208,701
Bank fees	430,836	591,910
Insurance	379,974	710,727
Bad debt	307,714	534,517
Impairment of goodwill	-	11,757,929
	16,597,858	37,344,184
LOSS FROM OPERATIONS	(3,617,005)	(16,747,916)

OTHER INCOME (EXPENSE)
Interest expense	(1,877,081)	(848,890)
Other	-	(24,581)
Loss on extinguishment of debt	(518,251)	-
Change in fair value of stock warrant liability	48,973	-
	(2,346,359)	(873,471)

NET LOSS	$(5,963,364)	$(17,621,387)
NET LOSS PER SHARE - BASIC	$(0.16)	$(0.49)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC	36,782,420	36,059,701

See accompanying notes to financial statements.

COMMAND CENTER, INC

Statements of changes in Stockholders' Equity (Deficit)
For the 52 Weeks Ended December 25, 2009 and December 26, 2008

	Preferred Stock				Additional
		Par	Common Stock		Paid-In	Retained
	Shares	Value	Shares	Par Value	Capital	Deficit	Total
BALANCES DECEMBER 28,2007		$-	35,725,050	$35,725	$51,005,159	$(28,238,654)	$22,802,230

Stock offering and registration costs	-	-	-	-	(163,167)		(163,167)
Common stock issued for services	-	-	365,000	365	168,835		169,200
Common stock issued on advances payable	-	-	33,333	33	99,967		100,000
Warrants issued in connection with notes	-	-	-	-	260,000		260,000
Common stock issued for conversion price adjustment	-	-	166,670	167	(167)		-
Net loss for the year	-	-	-	-	-	(17,621,387)	(17,621,387)

BALANCES DECEMBER 26, 2008	-	-	36,290,053	36,290	51,370,627	(45,860,041)	5,546,876
Common stock issued to employee			15,000	15	1,785	-	1,800
Common stock issued for services	-	-	240,000	240	24,480	-	24,720
Common stock issued for rent	-	-	667,870	668	49,545	-	50,213
Net loss for the year	-	-	-	-	-	(5,963,364)	(5,963,364)

BALANCES DECEMBER 25, 2009	-	$-	37,212,923	$37,213	$51,446,437	$(51,823,405)	$(339,755)

See accompanying notes to financial statements.

COMMAND CENTER, INC.

Statements of Cash Flows

	52 Weeks Ended	52 Weeks Ended
	December 25,	December 26,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,963,364)	$(17,621,387)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Depreciation and amortization	786,142	868,208
Write-off of fixed assets	109,978	76,064
Loss on debt extinguishment	518,251	-
Allowance for bad debts	(200,000)	-
Change in fair value of stock warrant liability	(48,973)	-
Amortization of note payable discount	131,251	128,749
Gain on disposition of property	(112,500)	-
Common stock issued for interest and services	-	169,200
Common stock issued for compensation	24,720
Common stock issued for rent	52,014	-
Closed store reserve	275,000	-
Short-term liquidity redemption payable	1,056,939
Impairment of goodwill	-	11,757,929
Change in:
Accounts receivable	398,000	3,856,109
Other receivables	247,185	(191,207)
Prepaid expenses and deposits	538,426	635,004
Workers' compensation risk pool deposits	610,782	(246,085)
Accounts payable trade	818,768	217,362
Accrued wages, benefits and other current liabilities	(258,289)	(1,194,045)
Workers' compensation insurance and risk pool deposits payable	(29,639)	531,062
Workers' compensation claims liability	(386,372)	1,116,355
Total adjustments	4,531,683	17,724,705
Net cash provided (used) by operating activities	(1,431,681)	103,318

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(17,577)	(108,298)
Net cash used by investing activities	(17,577)	(108,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net advances (payments) on line of credit facility	328,208	(2,106,843)
Proceeds received from short-term note	-	1,740,000
Proceeds allocated to warrants issued in connection with short-term note	-	260,000
Proceeds from common stock issuable	52,000	-
Principal payments on notes payable	(1,035,939)	(8,968)
Proceeds from stock subscription recevied	-	1,878,000
Costs of common stock offering and registration	-	(163,167)
Net cash provided (used) by financing activities	(655,731)	1,599,022

NET INCREASE (DECREASE) IN CASH	(2,104,989)	1,594,042
CASH, BEGINNING OF YEAR	2,174,960	580,918
CASH, END OF YEAR	$69,971	$2,174,960

INTEREST PAID IN CASH	$401,875	$885,925
NON-CASH INVESTING AND FINANCING ACTIVITIES
Fair value of warrants issued in connection with note payable	$462,000	$260,000
Common stock issued on advance payable	$-	$100,000
Partial settlement of liquidity redemption penalty in stock	$870,000	$-

See accompanying notes to financial statements.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 1— BASIS OF PRESENTATION:

Organization: Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000. We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries. We currently operate 51 stores located in 20 states. Our largest 10 customers represent about 23% of our revenue.

The accompanying consolidated financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash at December 25, 2009 to fund normal operations for the next 12 months. The Company’s’ only source of recurring revenue and cash is from continued successful operation of temporary labor stores. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt transactions or the return of deposits from its’ compensation risk pool deposits. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise doubt about the Company’s ability to continue as a going concern.

The consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Summary of Significant Accounting Policies

Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year end: The financial statements for the periods ended December 25, 2009 and December 26, 2008 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. Both 2009 and 2008 were 52-week years.

Reclassifications: Certain amounts in the financial statements for 2008 have been reclassified to conform to the 2009 presentation. These reclassifications have no effect on net loss, total assets or stockholders’ equity as previously reported.

Revenue recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits.

Cost of services: Cost of services includes the wages of temporary employees, related payroll taxes and workers’ compensation expenses, and other direct costs of services.

Cash: Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions. At December 25, 2009 the funds were held at two financial institutions.

Accounts receivable and allowance for bad debts: Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectability. The allowance for bad debts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for bad debts is reviewed quarterly. We generally refer overdue balances to a collection agency at 60 days and the collection agent pursues collection for another 30 or more days. Most balances over 120 days past due are written off when it is determined to be probable the receivable will not be collected.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNICANT ACCOUNTING POLICIES, CONTINUED:

Property and equipment: The Company capitalizes equipment purchases and depreciates the capitalized costs over the useful lives of the equipment, usually 3 to 5 years. Maintenance and repairs are charged to operations. Betterments of a major nature are capitalized. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in operations. Leasehold improvements are amortized over the shorter of the non-cancelable lease term or their useful lives.

Capitalized software development costs: We expense costs incurred in the preliminary project stage of developing or acquiring internal use software. Once the preliminary assessment is complete, management authorizes the project. When it is probable that the project will be completed, will result in new software or added functionality of existing software, and the software will be used for the function intended, we capitalize subsequent software development costs. The capitalized costs are amortized on a straight-line basis over the estimated useful life of the software which ranges from three to seven years.

Workers’ compensation reserves: In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of the reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and other intangible assets: Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate an impairment may exist such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between 36 and 69 months.

Fair value of financial instruments: The Company carries financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 25, 2009 and December 26, 2008 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of notes receivable and notes payable at December 25, 2009 and December 26, 2008 also approximated fair values based on their nature and terms. The carrying values of our line of credit facility and notes payable at December 25, 2009 and December 26, 2008 also approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

Derivatives: From time to time, the Company enters into transactions which contain conversion privileges, the settlement of which may entitle the holder or the Company to settle obligations by issuance of Company securities. When the Company enters transactions which allow it to settle obligations by the issuance of Company securities beneficial fair value is estimated using The Black-Scholes option pricing model.

Income taxes: The Company accounts for income taxes, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. The Company’s policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company has analyzed its filling positions in all jurisdictions where it is required to file returns, and found no positions that would require a liability for unrecognized income tax benefits to be recognized. The Company is subject to tax examinations for the years 2007 through 2009. In the event that the Company is assessed penalties and or interest, penalties will be charged to other operating expense and interest will be charged to interest expense.

Earnings per share: Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the effect of any potentially dilutive common stock equivalents. The Company had warrants outstanding to purchase 10,762,803 and 6,762,803 shares of common stock at December 25, 2009 and December 26, 2008, respectively. The diluted earnings per share calculation would include these common stock equivalents. The Company incurred losses in the fifty-two week periods ended December 25, 2009 and December 26, 2008. Accordingly, the warrant shares are anti-dilutive and therefore only basic earnings per share is presented for December 25, 2009 and December 26, 2008.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 2 — SUMMARY OF SIGNICANT ACCOUNTING POLICIES, CONTINUED:

Share-Based Compensation: The Company periodically issues common shares or warrants to purchase shares of the Company’s common shares to its officers, directors or other parties. These issuances are valued at market, in the case of common shares issued, or at fair value in the case of warrants. The Company uses a Black Scholes valuation model for determining fair value of warrants, and compensation expense is recognized ratably over the vesting periods. Compensation expense for grants that vest upon issue are recognized in the period of grant.

Fair Value Measures: Our policy on fair value measures requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

Level 1: Applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2: Applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3: Applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

 Our financial instruments consist principally of cash and a stock warrant liability.

The table below sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	Balance December 25, 2009	Balance December 27, 2008	Input Hierarchy level
Recurring:
Stock Warrant liability	$413,026	$-	Level 2
Cash	$69,971	$2,174,960	Level 1

Adopted Accounting Pronouncements

Useful life of Intangible Assets: The Company has adopted a policy for determination of the useful life of intangible assets. This policy determines what should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for Goodwill and Other Intangible Assets. The policy is effective for fiscal years beginning after December 15, 2008. The adoption of this policy did not have a material effect on our financial position, results of operations or cash flows.

NOTE 3 — GOODWILL:

On an annual basis the Company reviews goodwill for impairment. The Company recorded approximately $31 million in goodwill related to the purchase of on-demand labor stores in 2006 and 2007. The Company is a single reporting unit consisting of its purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole.

The Company performed an annual impairment analysis in March of 2010 and 2009 for the fifty-two week periods ended December 25, 2009 and December 26, 2008. The fair value of the reporting unit was determined using a combination of valuation methodologies including quoted market prices, prices of comparable public companies and present value of discounted cash flows. The Company did not record an impairment of goodwill in 2009, as the estimated fair value of the reporting unit exceeded its carrying value.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 3 – GOODWILL, CONTINUED:

In determining the fair value of the reporting unit for 2008 the Company also considered factors including the price of Units sold in an offering of securities at the end of 2008 and the relative values of the common stock and warrants that comprised those units. The analysis concluded that the carrying amount of the reporting unit exceed its fair value at year end 2008, resulting in an $11.8 million impairment to goodwill.

The following table sets forth the changes in goodwill that occurred during the periods indicated:

	Fifty-two weeks ended December 25, 2009	Fifty-two weeks ended December 26, 2008
Beginning Balance	$2,500,000	$14,257,929
Impairment	-	(11,757,929)
Ending Balance	$2,500,000	$2,500,000

NOTE 4 — RELATED-PARTY TRANSACTIONS:

During the year ended December 25, 2009 in addition to the related party transaction described in Notes 5 and 14 the Company has had the following transactions with related parties:

Van Leasing Arrangements: Glenn Welstad, our CEO, owns Alligator LLC (Alligator), a vehicle leasing company. Alligator provided approximately 8 vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations. The Company provided fuel for the vehicles and paid Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. As of December 25, 2009 and December 26, 2008, the Company had accrued in its other current liabilities $224,491 and $119,539, respectively, for lease payments and driver compensation. During the 2009 and 2008 fiscal years, the Company incurred $187,430 and $469,489, respectively in expense related to this arrangement, classified as transportation and travel in the statement of operations.

During the period ending December 25, 2009 the Company terminated the van leasing agreement with Alligator LLC and on October 7, 2009 Alligator transferred ownership of the remaining four vans that were then being leased by the Company to us. Since that date we have owned and operated the vans, employed the drivers and have not leased any vans or drivers from Alligator and our business relationship with Alligator has ended.

Warrant Exercise: Ralph E Peterson, our CFO, purchased two hundred and fifty thousand 250,000 shares of the Company’s common stock through the exercise of warrants. The Company issued the warrants to Mr. Peterson during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital for the Company. The Company determined the warrants had a nominal fair value at the grant date. The warrants were exercisable at $.08 with a four year term. The warrants were exercised on October 1, 2009 and the common shares, shown as common stock to be issued on the balance sheet, were issued subsequent to the period ended December 25, 2009.

Share Issue: The Company authorized issuance of 150,000 shares of the Company’s common stock to Ralph E. Peterson, CFO for services he performed for the Company during the year ended December 25, 2009. The Company recorded $12,000 in compensation expense for the shares based on the value of the shares at the authorization date. The common stock is shown as common stock to be issued on the balance sheet. The shares were issued subsequent to the period ended December 25, 2009.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 5 — PROPERTY AND EQUIPMENT:

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 25, 2009 and December 26, 2008:

	2009	2008

Buildings and improvements	$149,000	$1,274,000
Leasehold improvements	977,848	1,175,449
Furniture and fixtures	286,461	286,461
Computer hardware and licensed software	995,064	977,487
Accumulated depreciation	(1,728,975)	(1,423,337)
	679,398	2,290,060

Software development costs	682,000	682,000
Accumulated amortization	(483,571)	(382,859)
	198,429	299,141
Total property and equipment, net	$877,827	$2,589,201

During the 52 weeks ended December 25, 2009 and December 26, 2008, the Company recognized $606,473 and $688,539, respectively, of depreciation and amortization expense on its property and equipment.

On November 22, 2005 the Company acquired a property from an unrelated third party for $1,125,000. The property is located at 3773 W. Fifth Avenue, Post Falls, Idaho. On December 29, 2005, we sold the property to John R. Coghlan, then a director, for $1,125,000 and concurrently leased back the same property on a thirty-six month lease with a two year renewal option. The monthly rental is $10,000 per month, triple net.

The lease included an option to extend the term for two additional years at the same rental rate and granted us the option to repurchase the property any time after January 1, 2008 at the purchase price of $1,125,000. We have had a continuing involvement in the property based on our contractual right through the option to repurchase the property for the same price as we initially paid and the same price at which the property was sold to Mr. Coghlan. Due to prevailing market conditions, on December 21, 2009 we waived and released our purchase option right. The Company removed the building as an asset and the related long term liability for its purchase. As part of this transaction the Company recognized $112,500 of gain on the disposition of property relating to the depreciation recorded on the building prior to December 21, 2009.

As of December 25, 2009 the Company had twelve months remaining on our lease for the Post Falls office building. The terms of the agreement call for lease payments of $10,000 per month for the remaining twelve month (12) period. The Company at its option may pay half of the lease payment in common stock of the Company.

The Company wrote off of tenant improvements at closed stores for the 52-week period ended December 25, 2009 and December 25, 2008 of $109,978 and $76,064, respectively.

NOTE 6 — INTANGIBLE ASSET:

The following table presents the Company’s purchased intangible asset other than goodwill for the fiscal years ended December 25, 2009 and December 26, 2008:
	2009	2008
Customer relationships	$925,000	$925,000
Less accumulated amortization	(601,063)	(421,394)
Intangible asset, net	$323,937	$503,606

We obtained our amortizable intangible asset as a result of the acquisition of on-demand labor stores in 2006 and 2007. Amortization expense is included with depreciation and amortization expenses in the statement of operations.

Based on current events and circumstances, we tested the intangible asset for impairment by comparing the carrying value of the asset to its estimated fair value. The results of this test indicated that the intangible asset was not impaired as of December 25, 2009 and December 26, 2008.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 6 — INTANGIBLE ASSET, CONTINUED:

The following schedule reflects annual amortization expense and cumulative amortization:
	2009	2010	2011	2012
Annual expense	$179,669	$144,947	$138,000	$40,990
Cumulative	$601,063	$746,010	$884,010	$925,000

NOTE 7 — LINE OF CREDIT FACILITY:

On May 12, 2006, we entered into an agreement with our principal lender for a financing arrangement collateralized by eligible accounts receivable. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. The loan agreement includes limitations on customer concentrations, accounts receivable with affiliated parties, accounts receivable from governmental agencies in excess of 5% of the Company’s accounts receivable balance, and when a customer’s aggregate past due account exceed 50% of that customer’s aggregate balance due. The lender will advance 85% of the invoiced amount for eligible receivables. The credit facility includes a 1% facility fee payable annually, and a $1,500 monthly administrative fee. The financing bears interest at the greater of the prime rate plus two and one half percent (prime +2.5%) or 6.25% per annum. Prime is defined by the Wall Street Journal, Money Rates Section. Our line of credit interest rate at December 25, 2009 was 10.00%. The loan agreement further provides that interest is due at the applicable rate on the greater of the outstanding balance or $5,000,000. In December, 2006, the Company negotiated an increase in the maximum credit facility to $9,950,000. The loan agreement includes certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3,500,000, and that we maintain a rolling average of 75% of projected EBITDA. At December 25, 2009, we are not in compliance with the cash flow, tangible net worth or EBITDA requirements. The balance due our lender at December 25, 2009 was $2,907,521.

Subsequent to December 25, 2009, we entered into a new agreement, dated February 19, 2010, with our principal lender. The signing of this agreement cures the default that existed at year-end. The agreement is entered into for a two year term, commencing on March 8, 2010 and extending through April 7, 2012. Although this arrangement is actually based upon a sale of accounts to the major commercial bank that has been our principal lender, it functions in much the same manner as the prior credit facility. The bank purchases the eligible accounts for 90% of the invoice amounts. When the account is paid, the remaining 10% not previously advanced, is paid to us, less the bank’s discount fee and other applicable charges. The facility maximum is initially $5,000,000 and has been pre-approved for increases to $6,000,000 and $7,000,000 as needed. The discount fee is equal to the amount advanced multiplied by 6.25% per annum or the greater of the prime rate plus two and one half percent (prime + 2.5%) or the London Interbank Offered Rate (LIBOR) plus five and one-half percent (LIBOR + 5.5%) per annum. Prime rate is the prime rate published by Wells Fargo Bank, N.A. The discount fee is payable on the amount advanced or on $3,000,000, whichever is greater. Additional charges include a facility fee equal to one percent of the current facility maximum (initially $5,000,000) and a monthly monitoring fee of $5,000. Under this arrangement, we believe that our borrowing costs will be significantly lower than in previous years.

NOTE 8 — SHORT-TERM NOTE PAYABLE:

On June 24, 2008, the Company entered into an agreement with an unrelated third party to borrow $2,000,000 against an unsecured Promissory Note. The Note bears interest at 15% per annum with interest only payments through January, 2009. The Note calls for monthly payments of $400,000 plus accrued interest commencing on February 1, 2009. The note holder also received a warrant to purchase 1,000,000 shares of common stock at $0.45 per share. The warrant was recorded as a note discount and amortized over the life of the note. Amortization of the discount for the years ended December 25, 2009 and December 24, 2008 was $131,251 and $128,749, respectively.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 8 — SHORT-TERM NOTE PAYABLE, CONTINUED:

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

In connection with the extension agreement, the warrant for 1,000,000 shares of common stock originally issued under the original Short-Term Note, and another for 200,000 shares issued to the lender during 2007 were cancelled and replaced by stock purchase warrants with all the same rights and privileges as the original warrants except the exercise prices were modified to be $0.15 per share and the conversion dates extended to April 1, 2014. Further, the Company issued an additional warrant to purchase 3,000,000 shares of common stock at the exercise price of $0.15 per share, on or before April 1, 2014.

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

The Company determined the warrants issued under the extension agreement had an approximate fair value at inception of $462,000, using a Black-Sholes pricing model with the following inputs; exercise price of $0.15; current stock price $0.14; expected life of five years, risk-free rate of 1.81%; and expected volatility of 105%. Because of their re-pricing terms, these warrants were recorded on April 13, 2009 as a stock warrant liability. As of December 25, 2009, the derivate liability has been readjusted to fair value resulting in a gain of $48,974 recorded as change in fair value of stock warrant liability in the statement of operations for the twelve months ended December 25, 2009.

The Company was not in compliance with bi-weekly principal and interest payments on the extension agreement. As of December 25, 2009, there remained due principal and accrued interest totaling $1,025,000. As a result not being in compliance with bi-weekly principal and interest payments the Company incurred a liquidity redemption penalty, equal to an additional $1,056,939.

Subsequent to the period ending December 25, 2009, we entered into an agreement with the lender, effective March 24, 2010, to modify this unsecured loan arrangement. The new loan agreement cures the default that existed at fiscal year end. In the Modification Agreement, we agreed to issue 10,000,000 shares of our common stock to the lender and a number of designated charities in exchange for the satisfaction of $870,000 of the liquidation redemption penalty. Sale or transfer of these shares is restricted until March 1, 2011. Pursuant to the Convertible Promissory Note signed in connection with the modification, $1,300,000 remains due, along with interest computed at the rate of 12% per annum. –Weekly payments are calculated based upon weekly revenue levels, with a minimum weekly payment of $5,000. The Note is due and payable on or before December 31, 2010 and is convertible into common shares of the Company at a price equal to 80% of the average closing bid price for the common stock for the 20 days prior to the notice of conversion. As consideration for reducing the interest rate from 20% to 12% and for extending the maturity, the Company issued a warrant for the purchase of 1,500,000 shares of common stock to the lender. Unless sooner exercised, the warrant expires on March 15, 2015. The exercise price for the warrant is:

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 9 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. At December 25, 2010, we maintained workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”) and TSE PEO, Inc (“TriState”). The AMS coverage is a large deductible policy, while the TriState policy is a guaranteed loss program with no deductible. The workers’ compensation insurance through AMS provided coverage in 16 of the 20 states in which we operate. TriState provided coverage in California and South Dakota. In the “monopolistic” states Washington and North Dakota, coverage is provided under mandatory government administered programs. Prior to TriState, the workers’ compensation insurance for California and South Dakota was provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in those two states for the period from June 27, 2008 through June 27, 2009. While we have primary responsibility for all claims under the AMS policy, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence. This results in our being substantially self insured. Prior to the inception of the AMS and Arch policies, we were insured by the American International Group (“AIG”). The AIG and Arch policies also provided for reimbursement for covered losses in excess of $250,000 per occurrence.

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

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $2,941,370 and $5,799,145 in the 52 weeks ended December 25, 2009 and December 26, 2008, respectively. Workers’ compensation expense in 2008 was affected significantly by claims relating to the policy year from May 12, 2006 through May 12, 2007.

	2009	2008

Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$4,229,587	$3,983,502
Additional workers’ compensation deposits made during the period	879,489	2,700,000
Deposits applied to payment of claims during the period	(1,490,271)	(2,453,915)
Deposits available for future claims at the end of the period	$3,618,805	$4,229,587

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$4,486,372	$3,370,017
Claims paid during the period	(1,490,271)	(2,453,915)
Additional future claims liabilities recorded during the period	1,103,899	3,570,270
Estimated future claims liabilities at the end of the period	$4,100,000	$4,486,372

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 9 — WORKERS’ COMPENSATION INSURANCE AND RESERVES, CONTINUED:

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

NOTE 10 — LONG TERM DEBT:

We have discounted the expected liability for future losses to present value using a discount rate of 3%, which approximates the risk free rate on similar termed US Treasury instruments. Our expected future liabilities are evaluated on a quarterly basis and adjustments are made as warranted.

Long-term debt consists of a note payable assumed in connection with the purchase of an on-demand labor store. The note is payable in monthly installments of $1,200 that include interest at 6%. The note is collateralized by an on-demand labor store building.

2010	$9,520
2011	10,107
2012	10,730
2013	11,392
2014	39,218
$80,967

Subsequent to the twelve months ended December 25, 2009 the Company sold the building to an unrelated party for $150,000. The Company continues to lease the property back from the unrelated party.

NOTE 11 - STOCKHOLDERS’ EQUITY (DEFICIT):

Issuance of Common Stock:  In the fifty two weeks ended December 25, 2009, we issued 667,870 shares for rent to a former director of the Company and current owner of our Post Falls, ID office building, John Coghlan. Aggregate value of the shares issued was $52,013. All shares were valued based on the market price for our common stock at the dates of issuance.

The Company issued 240,000 shares of common stock to our investor relations firm as partial payment for their investor relations fees during the fifty two weeks ended December 25, 2009. Aggregate value of the shares issued was $24,720.

The following Warrants for Command Center, Inc’s common stock were issued and outstanding on December 25, 2009 and December 26, 2008, respectively:
	2009	2008
Warrants outstanding at beginning of year	7,762,803	6,762,803
Issued	4,450,000	1,000,000
Exercised	(250,000)	-
Cancelled	(1,200,000)	-
Warrants outstanding at end of year	10,762,803	7,762,803

A detail of warrants outstanding at December 25, 2009 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	06/20/13
Exercisable at $1.50 per share	250,000	04/14/12
Exercisable at $0.15 per share	4,200,000	04/01/14
	10,762,803

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 12 — INCOME TAX:

The Company did not recognize an income tax provision for the 52-week periods ended December 25, 2009 and December 26, 2008.

The components of deferred tax assets and liabilities were as follows:

	December 25, 2009	December 26, 2008
Deferred tax assets
Workers’ compensation claims liability	$1,841,000	$1,795,000
Goodwill impairment	12,023,000	12,023,000
Other Assets	65,000	70,000
Net operating loss	6,255,000	4,129,000
Store closure reserve	111,000	-
Bad debt reserve	120,000	200,000
Total deferred tax assets	20,415,000	18,217,000
Deferred tax liabilities
Warrants	(84,000)	-
Property, plant and equipment and intangibles	(332,000)	(436,000)
Total Liabilities	(416,000)	(436,000)
Net deferred tax asset	19,999,000	17,781,000
Valuation allowance	(19,999,000)	(17,781,000)
Total deferred tax asset net of valuation allowance	$-	$-

At December 25, 2009 and December 26, 2008, we have fully offset the deferred tax asset by valuation allowances because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.

Our federal and state net operating loss carryover of approximately $15,500,000 will expire in the years 2022 through 2028. Our charitable contribution carryover will expire in the years 2010 through 2013.

Management estimates that our combined federal and state tax rates will be 40%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of operations are as follows:

	2009		2008

Income tax expense (benefit) based on statutory rate	$(2,083,000)	35.0%	$(6,167,000)	35.0%
Permanent differences	60,000	(1.1)%	191,000	(1.1)%
State income taxes benefit net of federal taxes	(195,000)	3.3%	(854,000)	4.9%
Increase in valuation allowance	2,218,000	(37.2)%	6,830,000	(38.8)%
Total taxes on income	$-	-%	$-	-

NOTE 13 – EVERYDAY STAFFING LLC TAX LIABILITIES:

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

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount. In the 52 weeks ended December 25, 2009, the Company paid Everyday’s business and occupations and excise tax obligations totaling approximately $231,139. During this time, Everyday took no apparent action to deal with its obligations to the Company and the State of Washington.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTES 13 — EVERDAYSTAFFING LLC TAX LIABILITIES, CONTINUED:

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

Based upon the theory of successor liability, the Washington Department of Labor and Industries (“the Department”) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice”) to Command Center. The first Notice claims and assesses taxes of $57,446 and the second Notice claims and assesses the amount of $900,858. The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department. The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company’s liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on the Company’s financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing, LLC and Mr. Moothart, seeking indemnification and monetary damages. Recently, on July 15, 2009, the Company obtained a judgment against Mr. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor. In response to the Company’s position that it is not the legal successor to Everyday Staffing, the Washington Department of Labor and Industries asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing LLC (“Everyday Staffing II”). Everyday Staffing II was organized by the members of the first limited liability company after the first Everyday Staffing LLC was administratively dissolved by the state. The assertion by the state of successor liability against Everyday Staffing II is consistent with the position advanced by Command Center that Everyday Staffing II and not Command Center is the only successor to the entity against which the industrial insurance taxes were assessed.

NOTE 14— COMMITMENTS AND CONTINGENCIES:

Contingent payroll and other tax liabilities: In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

COMMAND CENTER, INC.
Notes to Financial Statements

NOTE 14— COMMITMENTS AND CONTINGENCIES, CONTINUED:

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $1,000,000 and $2,000,000. The Company has been advised by outside legal counsel that successor liability for the federal claims remains remote.

The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

The Company has not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the Internal Revenue Service because it has been advised by outside legal counsel that the likelihood of showing successor liability for these claims remains remote. The Company would be adversely affected if the state or federal government was able to show the Company liable for these claims.

Operating leases: The Company leases store facilities, vehicles and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel on ninety day notice, and some of the leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Lease obligations for the next five years as of December 25, 2009 are:

Year	Operating Lease Obligation
2010	$1,132,172
2011	640,142
2012	122,238
2013	14,220
2014	-

Leases on closed stores: Over the last two years, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we had recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at the period ended December 25, 2009 is $275,000 under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $150,000 and $500,000 depending on how the real estate market performs in the next twelve months.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the financial statement presentation were required by the accountants.

ITEM 9A(T). CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision of, and with the participation of, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a – 15(e) and Rule 15d – 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except as noted below, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective, except as noted below, to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Except as noted below, our disclosure controls and procedures were effective as of December 25, 2009:

•
We do not have an independent Board of Directors, an independent Audit Committee or a board member designated as an independent financial expert for the Company. The Board of Directors and Audit Committee are comprised largely of members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

Report of Management on Internal Control over Financial Reporting

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

Based upon this evaluation, we determined that we have four material weaknesses affecting our internal control over financial reporting and several deficiencies in our disclosure controls and procedures as of December 25, 2009. The material weakness and deficiencies noted below are being addressed through our remediation initiatives which are also described below. We believe that our financial information, notwithstanding the material weakness and internal control deficiencies noted, accurately and fairly presents our financial condition and results of operations for the periods presented.

•
We do not have an independent Board of Directors, an independent Audit Committee or a board member designated as an independent financial expert for the Company. The Board of Directors and Audit Committee are comprised largely of members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

•
As a relatively new Company, we continue to face challenges with hiring and retaining qualified personnel in the finance department. In addition, we continue to labor under a reduced staff as a result of a downsized accounting department as part of a larger cost cutting program. Limitations in both the number of personnel currently staffing the finance department, and in the skill sets employed by such persons, create obstacles to the segregation of duties essential for sound internal controls.

•
During the fourth quarter of the fiscal year ended December 25, 2009, we experienced a higher than normal turnover in personnel in the finance department. As noted above, we had already downsized the accounting department as part of a larger cost cutting program. Due to the introduction of new finance and accounting staff members and the reduced business process knowledge available to these new staff members, some phases of the accounting work including reconciliations and recurring entries and adjusting journal entries were not completed on a timely basis. Completion of the financial statements and associated notes for the year required the application of additional third-party resources subsequent to year end and prior to the completion of the audit,

•
Documentation of proper accounting procedures is not yet complete and some of the documentation that exists has not yet been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system.

Management’s Remediation Initiatives

To remedy the material weakness in internal control, we intend to:

•
Add to our existing accounting staff when growth resumes and the economic environment stabilizes. In the meantime, steps are being taken to segregate duties by spreading specific control activities such as account reconciliations, data entry verification, and transaction approval procedures among existing staff and additional third-party resources who are independent of the transactions or reconciliations over which they are assigned review functions. While this step will help, we do not have enough internal professional accounting staff to allow segregation of the more technical accounting functions. We may retain experts when necessary to address complex transactions as a further means of limiting risk from this material weakness. We will continue to monitor this material weakness and will take steps throughout 2010 to minimize risk when possible.

•
Identify and nominate additional independent members of the Board of Directors and assign these individuals to the committees of the board, including the Audit Committee. In addition, we will identify a qualified independent person on the Board and designate him or her as the financial expert.

•	Provide focused on-the-job training and orientation to new staff members to align their performance with the tasks required to produce complete and accurate financial reports on a timely basis.

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

During 2010, we will conduct quarterly assessments of our controls over financial reporting using criteria established in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In connection with these assessments, we will document all significant accounting procedures and determine whether they are designed effectively and are operating as designed.

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended December 25, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Auditors’ Report: This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3773 West Fifth Avenue, Post Falls, Idaho 83854. All of these individuals are citizens of the United States. Our Board of Directors currently consists of four directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed at the Board’s first meeting after each annual meeting of the shareholders. No family relationships exist among any of the directors or executive officers of the Company, except that Todd Welstad is the son of Glenn Welstad.

Glenn Welstad, age 66	Chairman of the Board of Directors, Chief Executive Officer, and President
Ralph E. Peterson, age 76	Director, Chief Financial Officer
Todd Welstad, age 41	Director, Executive Vice President, Chief Operating Officer and Chief Information Officer
Ronald L. Junck, age 62	Executive Vice President, Secretary and General Counsel
John Schneller, age 43	Director

Glenn Welstad, 66, has served as Chairman of the Board since 2005. Mr. Welstad founded Command Staffing, LLC, and Harborview Software, Inc., and has been our President, Chief Executive Officer and a director since 2003. Glenn Welstad was a founder of Labor Ready, Inc. and served as its Chief Executive Officer and President, until his retirement in 2000. Prior to founding Labor Ready, Glen Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. Glenn Welstad is the father of Todd Welstad.

Todd Welstad, 41, is our Chief Operating Officer “COO”, Chief Information Officer “CIO”, and a director. He has served as CIO and director since 2003 and COO since May, 2009. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Ronald L. Junck, 62, has been our Executive Vice President and General Counsel since November, 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November, 2005 until November 2007.

Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

Ralph E. Peterson, 76, was appointed to the Board as an independent director in November 2007 and has served as our Chief Financial Officer since April of 2009. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. From year to year, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee’s Food company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and franchised restaurants. Mr. Peterson received his Masters in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

John Schneller, 44, was appointed to the Board on June 23, 2008. Mr. Schneller is currently a Managing Director at the investment banking firm of Grandwood Securities, LLC. Prior to joining Grandwood, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail.

Prior to Knott Partners, Mr. Schneller served from 2000–2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 – 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and merchant bank, where he focused on Business Services, IT Services and Marketing Services as well as select software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 – 1997, where he focused on Business Services and Photography and Electronic Imaging.

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

Audit	Compensation	Nominating and Corporate Governance
John Schneller (Chair)	John Schneller,(Chair)	John Schneller,(Chair)
Ralph Peterson	Ralph Peterson	Ralph Peterson

The committees are described below.

Audit Committee: Ralph Peterson and John Schneller currently serve on the Audit Committee. Mr. Schneller is the chairman of our Audit Committee. The Audit Committee was officially recognized on March 23, 2009. Telephonic meetings to review the quarterly and filings were held each quarter, and several telephonic meetings were held to discuss December 25, 2009 audit and the preparation of the financial statements for the period then ended. The Audit Committee held five formal meetings in 2009.

Prior to formation of the Audit Committee, the entire Board of Directors performed a similar or equivalent function in lieu of an audit committee and since the appointment of Messrs. Peterson and Schneller, the directors have performed in such capacity.

Our Board of Directors has determined that Mr. Peterson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market; however, he is not an independent director due to his appointment as CFO of the Company in 2009.. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee: The Board appointed a Compensation Committee in December, 2008. John Schneller serves as Chairman of the Compensation Committee and Ralph Peterson also serves on the committee. The Compensation Committee did not meet during fiscal year 2009 and has not yet met to date in 2010. The Compensation Committee is comprised of one non-employee directors and one employee director, the non-employee director has been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee: The Board appointed members of the Nominating and Corporate Governance Committee in December, 2009. Members of the Committee include John Schneller (Chairman) and Ralph Peterson. The Nominating and Corporate Governance Committee did not meet in fiscal year 2009 and has also not yet met to date during 2010.

Executive Officers

Each of our executive officers has been elected by our Board of Directors and serves until his or her successor is duly elected and qualified.

Director Independence

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

Based on these standards and information provided in the Director and Officer Questionnaire, and by unanimous written consent dated December 10, 2008, the Board determined that John Schneller, a non-employee director, is independent and has no material relationship with the Company, except as a director and shareholder of the Company.

In making their determinations, the Board reviewed the following transactions, relationships or arrangements which were determined to be immaterial and not to impair the independence of the respective directors.

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

In addition, based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: (a) Glenn Welstad is not independent because he is the President and Chief Executive Officer of the Company, (b) Ralph E. Peterson is not independent because he is the Chief Financial Officer of the Company and (c) Todd Welstad is not independent because he is the Chief Information Officer and Chief Operating Officer.

Director Compensation

The Company historically has not paid compensation to directors for their services performed as directors. No director has been paid any compensation in 2009. The Company is still evaluating the issue of compensation for its independent directors and expects to begin paying a regular fee or other compensation to its independent directors when significant operating net income has been achieved. Our employee directors receive no compensation for attendance at Board meetings or meetings of Board committees. Directors who are not also executive officers of the Company are also reimbursed for any expenses they may incur in attending meetings.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires the Company’s officers and directors and certain other persons to timely file certain reports regarding ownership of and transactions in the Company’s securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to the Company. The Company became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fifty-two week period ended December 25, 2009. Based solely upon a review of the copies of Section 16(a) forms received by the Company, all the Reporting Persons have complied with applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

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

Responsibility for discharging these duties, and for establishing, maintaining, overseeing, evaluating and reporting upon our executive compensation plans and programs, was undertaken by the Board of Directors prior to appointment of a Compensation Committee in December, 2008.

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

During 2010 we intend to expand the elements of our executive compensation program to include the following:

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

Elements of Compensation

Base Salary: The compensation received by our executive officers consists of a base salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience. Subject to any applicable employment agreements, base salaries will be reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonus: In addition to base salaries, executive compensation may include annual bonuses to our executive officers based on satisfactory achievement of performance objectives established prior to the beginning of each fiscal year. We have not yet formulated the bases upon which we will pay bonuses to our executive officers for 2010. We may increase the annual bonus paid to our executive officers at our discretion.

Equity and Other Compensation: We offer $20,000 of Company paid life insurance to each employee, including officers and directors. We also provide a 401(k) plan to all employees, including officers and directors.

Role of Executive Officers in Executive Compensation

Beginning in December 2008, we have a Compensation Committee who is charged with reviewing executive compensation and making recommendations to the Board of Directors based upon their review and analysis. There has been no review performed since the appointment of the Compensation Committee. The newly appointed Compensation Committee will begin to serve in this role as described under “Compensation Committee” above in 2010. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as an independent director on the Board of Directors or Compensation Committee.

Summary Compensation Table

The following table provides summary information about compensation expensed or accrued by our Company during the fiscal years ended December 25, 2009, and December 26, 2008 and December 28, 2007, for (a) our Chief Executive Officer, (b) our Chief Financial Officer, (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; and (d) one additional individual for whom disclosure would have been provided but for the fact that he was not serving as an executive officer at the end of fiscal year 2008 (collectively, the “Named Executive Officers” or “NEOs.”) Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	All Other Compensation	Total
Glenn Welstad	2009	$147,923		$147,923
Director and Chief Executive Officer	2008	$180,000		$180,000
Thomas Gilbert	2009	$76,600		$76,600
Former Chief Operating Officer and a former Director	2008	$120,000		$120,000
Todd Welstad	2009	$115,384		$115,384
Director and Chief Information Officer	2008	$120,000		$120,000
Ralph E. Peterson (1)	2009	$72,692		$72,692
Director and Chief Financial Officer	2008	$0		$0
Brad E. Herr (2)	2009	$51,768		$51,768
Former Director and former Chief Financial Officer	2008	$120,000		$120,000
Ron Junck	2009	$115,384		$115,384
Executive Vice President, General Counsel and a former Director	2008	$120,000		$120,000

(1)
Ralph Peterson was appointed Chief Financial Officer when Mr. Herr ended his employment with the Company. His 2009 salary represents $108,000 annual salary for the period April 29, 2009 through the end of fiscal 2009.

(2)	Brad E. Herr was employed by the Company for a portion of fiscal 2009 from December 27, 2008 through May 1, 2009. His 2009 salary represents $120,000 annual salary for that period.

Summary of Executive Employment Agreements

Executive employment agreements were entered into effective as of January 1, 2006 for Glenn Welstad, Chief Executive Officer, Todd Welstad, Chief Information Officer, and Thomas Gilbert, then Chief Operating Officer. Each agreement was for a three-year initial term. The agreements for Todd Welstad and Thomas Gilbert have expired and the agreement for Glenn Welstad was automatically renewed for an additional one year term through December 31, 2009. Consequently, there are no executive employment agreements with Glenn Welstad, Chief Executive Officer, Todd Welstad, Executive Vice President Chief Operating Officer and Chief Information Officer, nor are there presently any executive employment agreements with Ralph Peterson, Chief Financial Officer or with Ronald Junck, Executive Vice President and General Counsel. The Company anticipates entering into new executive employment agreements with Glenn Welstad, Ralph Peterson, Todd Welstad and Ronald Junck.

Glenn Welstad receives a base salary of $180,000 per year and is entitled to performance-based compensation in an amount set by the Company’s Board of Directors. Todd Welstad and Ronald Junck presently each receive base salaries of $115,000 per year and Ralph Peterson presently receives a base salary of $108,000 per year, plus performance based compensation as set by the Board. No performance-based compensation was awarded for fiscal years 2008 or 2009. All executive officers of the Company receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 37,212,923 shares of common stock issued and outstanding as of December 25, 2009. There are no existing arrangements which may result in a change of control of the Company.

Security Ownership of Non-Management Owners

The Company has three non-management shareholders who own 5% or more of the total outstanding shares of common stock. Information relating to such shareholders is listed below.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Myron Thompson P.O. Box 969 Minot, ND 58702	2,509,454	6.65%

Security Ownership of Management

Name of Beneficial Owner	Individual Ownership	Shared Ownership	Total Beneficial Ownership	Percent of Class
Ronald L. Junck (1)	1,858,614	1,113,751	2,972,365	7.88%
Ralph E. Peterson	400,000			1.06%
John Schneller (2)	-	-	0	0.0%
Glenn Welstad (1)	6,225,693	1,323,327	7,549,020	20.00%
Todd Welstad (1)	1,366,132	-	1,366,132	3.62%
All Officers and Directors as a Group	9,850,439	2,437,078	12,287,517	33.50%

(1)
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

(2)	An entity owned or controlled by Mr. Schneller holds warrants to purchase up to 116,435 shares of the Company’s common stock.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Stock Incentive Plan. No equity compensation has been awarded to executive officers or directors under this or any other plan to date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board has previously reviewed and approved the following Related Party Transactions:

Van Leasing Arrangements: Glenn Welstad, our CEO, owns Alligator LLC (Alligator), a vehicle leasing company. Alligator formerly provided approximately 8 vans and van drivers to the Company for use in transporting temporary workers to job sites at various locations within our sphere of operations. The Company provided fuel for the vehicles and paid Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. As of December 25, 2009 and December 26, 2008, the Company owed Alligator $224,491 and $119,539, respectively, for lease payments and driver compensation. During the 2009 and 2008 fiscal years, the Company incurred $194,539 and $469,489, respectively in expense related to this arrangement, classified as transportation and travel in the statement of operations.

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

During the period ending December 25, 2009 the Company terminated the van leasing agreement with Alligator LLC, on October 7, 2009 Alligator transferred ownership of the remaining four vans that were then being leased by the Company to us. Since that date we have owned and operated the vans, employed the drivers and have not leased any vans or drivers from Alligator and our business relationship with Alligator has ended.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine the consolidated financial statements of the Company and its subsidiary for the fiscal year ending December 25, 2009. DeCoria, Maichel & Teague, P.S. have audited the financial statements of the Company since the fiscal year ended December 31, 2005.

The following table summarizes the fees that DeCoria, Maichel and Teague, P.S. charged the Company for the listed services during 2009 and 2008:

Type of fee:	2009	2008	Description

Audit fees:	$126,200	$107,421	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	—0-	-0-	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	13,200	14,800
All other fees	1,250	-0-
Total	$140,650	$122,221

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation: previously filed as Exhibit 3.1 to Form SB-2 dated May 7, 2001, and incorporated herein by reference.
3.2	Amendment to the articles of incorporation: previously filed as Exhibit 3.1 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
3.3	Amendment to the articles of incorporation – previously filed as Exhibit 3.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
3.4	Bylaws: Previously filed as Exhibit 3(b) to Form SB-2 dated May 7, 2001 and incorporated herein by reference.
3.5	Amendment to Bylaws: previously filed as Exhibit 3.2 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
10	Material Contracts
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

COMMAND CENTER, INC.

/s/Glenn Welstad	Chief Executive Officer, President	Glenn Welstad	April 9, 2010
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Chief Financial Officer, Secretary	Ralph E. Peterson	April 9, 2010
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Glenn Welstad	Director	Glenn Welstad	April 9, 2010
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Director	Ralph E. Peterson	April 9, 2010
Signature	Title	Printed Name	Date

/s/ John Schneller	Director	John Schneller	April 9, 2010
Signature	Title	Printed Name	Date

/s/ Todd Welstad	Director	Todd Welstad	April 9, 2010
Signature	Title	Printed Name	Date