Form 10-Q
period 2010-03-26
Command Center, Inc.
filed 2010-05-18
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 26, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-53088

COMMAND CENTER, INC

(Exact Name of Registrant as Specified in its Charter)

WASHINGTON	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue	83854
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450

(Registrant’s Telephone Number, including Area Code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒   Yes  ☐  No

Indicate by check mark whether the Registrant is  ☐  a large accelerated filer, ☐  an accelerated file, ☐  a non-accelerated filer, or  ☒   a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May, XX, 2010:      xxx

Command Center, Inc.

Contents

FORM 10-Q

TABLE OF CONTENTS

PART I

Item 1.   Financial Statements.

MANAGEMENT STATEMENT

The unaudited financial statements have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company’s management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation of the interim financial statements have been included. Operating results for the thirteen weeks ended March 26, 2010, are not necessarily indicative of the results that may be expected for the full year ending December 24, 2010.

For further information refer to the financial statements and footnotes thereto in the Company’s Annual Report on Form 10-K for the year ended December 25, 2009.

Management
Command Center, Inc.
May 17, 2010

Command Center, Inc.

Balance Sheet ( Unaudited )

	March 26, 2010	December 25, 2009
	Unaudited
Assets
CURRENT ASSETS:
Cash	$53,565	$69,971
Accounts receivable trade, net of allowance for bad debts of $300,000
at March 26, 2010 and December 25, 2009	2,059,220	5,025,113
Other receivables - current	37,477	37,059
Prepaid expenses, deposits, and other	309,313	437,483
Current portion of workers' compensation risk pool deposits	1,200,000	1,300,000
Total current assets	3,659,575	6,869,626

PROPERTY AND EQUIPMENT, NET	639,627	877,827

OTHER ASSETS:
Workers' compensation risk pool deposits	2,077,569	2,318,805
Goodwill	2,500,000	2,500,000
Intangible assets - net	287,834	323,937
Total other assets	4,865,403	5,142,742
	$9,164,605	$12,890,195
Liabilities and Stockholders' Equity (deficeit)
CURRENT LIABILITIES:
Accounts payable	$1,904,130	$2,174,503
Checks issued and payable	$419,299	$-
Line of credit facility	-	2,907,521
Accrued wages and benefits	809,338	694,079
Other current liabilities	224,491	224,491
Current portion of note payable	-	9,520
Short-term note payable, net of discount	913,149	1,025,000
Short-term note liquidty redemption payable		186,939
Stock warrant liability	731,325	413,026
Workers' compensation and risk pool deposits payable	347,595	501,423
Current portion of workers' compensation claims liability	1,200,000	1,300,000
Total current liabilities	6,549,326	9,436,502

LONG-TERM LIABILITIES:
Note payable, less current portion	-	71,447
Common stock to be issued	1,500,000	922,000
Workers' compensation claims liability, less current portion	2,700,000	2,800,000
Total long-term liabilities	4,200,000	3,793,447
Total liabilities	10,749,327	13,229,949
COMMITMENTS AND CONTINGENCIES (Notes 8 and 9)

STOCKHOLDERS' EQUITY:
Preferred stock - 5,000,000 shares, $0.001 par value, authorized;
no shares issued and outstanding	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
38,156,035 and 37,212,922 shares issued and outstanding, respectively	38,156	37,213
Additional paid-in capital	51,913,605	51,446,438
Accumulated deficit	(53,536,483)	(51,823,405)
Total stockholders' equity	(1,584,722)	(339,754)
	$9,164,605	$12,890,195

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27
	2010	2009
REVENUE:
Revenue from services	$11,878,885	$12,793,065
Other income	20,871	30,238
	11,899,756	12,823,303
COST OF SERVICES:
Temporary worker costs	8,548,674	8,875,966
Workers' compensation costs	427,229	688,487
Other direct costs of services	50,369	150,782
	9,026,272	9,715,235
GROSS PROFIT	2,873,484	3,108,068

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	1,736,325	2,261,119
Selling and marketing expenses	82,715	60,284
Transportation and travel	107,556	194,051
Office expenses	115,566	307,332
Legal, professional and consulting	188,878	318,891
Depreciation and amortization	143,164	210,780
Rents and leases	409,923	528,825
Rents and leases- closed store reserve	-	300,000
Other expenses	640,434	695,806
	3,424,561	4,877,088

LOSS FROM OPERATIONS	(551,077)	(1,769,020)

OTHER INCOME (EXPENSE):
Interest expense and other financing expense	(159,734)	(318,761)
Loss on debt extinguishment	(844,798)
Change in fair value of warrant liability	(157,469)
	(1,162,001)	(318,761)

BASIC AND DILUTED NET LOSS	$(1,713,078)	$(2,087,781)

BASIC AND DILUTED LOSS PER SHARE	$(0.05)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	37,465,878	36,328,844

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	March 26,	March 27,
	2010	2009
Increase (Decrease) in Cash
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,713,078)	$(2,087,781)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	143,164	210,779
Gain on sale of building	(25,550)	-
Write-off of fixed assets	-	53,415
Amortization of note discount	-	65,000
Closed stores reserve	-	300,000
Loss on debt extinquishment	844,798	-
Change in fair value of stock warrant liability	157,469	-
Common stock issued for interest and services	11,400	10,759
Common stock issued for rent	36,951	-
Changes in assets and liabilities:
Accounts receivable - trade	50,248	461,451
Other receivables	(418)	-
Other current liabilities	-	61,710
Prepaid expenses, deposits and other	128,170	311,142
Workers' compensation risk pool deposits	341,236	140,562
Accounts payable	(270,373)	398,428
Accrued wages & benefits	115,259	(243,344)
Workers' compensation insurance payable	(153,828)	(456,925)
Workers' compensation claims liability	(200,000)	113,628
Net cash used by operating activities	(534,552)	(661,176)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds on sale of building	156,690	-
Net cash provided by investing activities	156,690	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds (payments) on line of credit facility, net	8,124	(305,704)
Change in checks issued and payable	419,299	-
Costs of common stock offering and registration	15,000	-
Principal payments on notes payable	(80,967)	(502,326)
Net cash provided (used) by financing activities	361,456	(808,030)
NET INCREASE (DECREASE) IN CASH	(16,406)	(1,469,206)
CASH, BEGINNING OF PERIOD	69,971	2,174,960
CASH, END OF PERIOD	$53,565	$705,754
NONCASH INVESTING AND FINANCING ACTIVITIES:
Fairvalue of Warrants issued in connection with debt extinguishment	$161,000	$-
Common stock issued in connection with short term debt refinance	$1,500,000	$-
Line of credit settled with accounts recievable	$2,915,645	$-

See accompanying notes to unaudited financial statements

NOTE 1 — BASIS OF PRESENTATION:

Organization: Command Center, Inc. (referred to as “the Company”, “CCNI”, “us” or “we”) is a Washington corporation initially organized in 2000. We reorganized the Company in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries. As of March 26, 2010 we operate 50 stores located in 20 states.

Reclassifications: Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

New accounting policy:

Sales of Accounts Receivable:  As of March 10, 2010, the Company sells eligible accounts receivable to Wells Fargo Bank, N.A. pursuant to the terms of an account purchase agreement (see Note 4). According to the terms of the agreement, the receivable are sold with full recourse and the Company assumes all risks of collectability.  The Company accounts for these transfers as sales reduced by the value of the recourse obligation.

Going Concern: The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash at March 26, 2010 to fund normal operations for the next 12 months. The Company’s’ only source of recurring revenue and cash is from continued successful operation of temporary labor stores. The Company’s plans for the long-term return to and continuation as a going concern include financing the Company’s future operations through sales of its common stock, entering into debt transactions or the return of deposits from its’ workers’ compensation risk pool deposits. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise doubt about the Company’s ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

NOTE 2 — EARNINGS PER SHARE:

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share would reflect the potential dilution that could occur from common shares issuable through outstanding stock options, warrants, and convertible debt.  Total potential dilution of common stock outstanding at March 26, 2010 and March 27, 2009 was 23,096,136 and 7,762,803 shares, respectively.  The Company incurred losses in the thirteen week periods ended March 26, 2010 and March 27, 2009.  Accordingly, these shares are anti-dilutive and only basic earnings per share is reported.

NOTE 3 — RELATED PARTY TRANSACTIONS:

Warrant Exercise: Ralph E Peterson, our CFO, purchased two hundred and fifty thousand 250,000 shares of the Company’s common stock through the exercise of warrants. The Company issued the warrants to Mr. Peterson during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital for the Company. The Company determined the warrants had a nominal fair value at the grant date. The warrants were exercisable at $.08 with a four year term. The warrants were exercised on October 1, 2009, however the common shares, shown as common stock to be issued on the balance sheet at December 25, 2009, were issued during the period ended March 26, 2010.

NOTE 3 — RELATED PARTY TRANSACTIONS, COUNTINUED:

Share Issue: The Company authorized the issuance of 150,000 shares of the Company’s common stock to Ralph E. Peterson, CFO for services he performed for the Company during the year ended December 25, 2009. The Company recorded $12,000 in compensation expense for the shares based on the fair value at the date grant. The shares were recorded as shares to be issued on the December 25, 2009 balance sheet and issued during the period ended March 26, 2010.

NOTE 4 —LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT:

At December 25, 2009 the Company was not in compliance with the financial convenants under the terms of its line of credit facility.  On February 19, 2010, we entered into a new agreement with our principal lender.  The new agreement cures the event of default that existed at year end.

The new agreement is an account purchase agreement which allows the Company to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis.  The terms of this new agreement is for a period of two years commencing on March 8, 2010.   When the account is paid, the remaining 10% is paid to the Company, less the applicable fees and interest.  The facility maximum is initially 10% paid to the Company, less the applicable fees and interest.  The facility maximum is initially $5,000,000, with pre-approval for increases up to $7,000,000 as needed.  The account purchase agreeement bears interest at the greater of 6.35% per annum, the prime rate plus two and one-half percent  (prime + 2.5%) or the London Interbank Offered Rate (LIBOR) plus five and one-half percent (LIBOR + 5.5%) per annum.  Prime rate is the rate as published by Wells Fargo Bank, N.A. Interest is payable on the amount advanced or on $3,000,000, whichever is greater.   Additional charges include a facility fee equal to one percent of current facility  maximum (initially $5,000,000) and a monthly monitoring fee of $5,000.  As collateral for repayment of any and all obligations the Company granted Wells Fargo Bank, N.A. and interest in the Company property including, but not limited to accounts, intangibles, contract rights, investment property, deposit accounts, and other such assets.

NOTE 5 —SHORT-TERM NOTE PAYABLE:

On March 24, 2010 the Company entered in to an amendment agreement with Sonoran Pacific Resources regarding the short term note owed them, which had been in default since October 30, 2009. The amendment calls for the Company to issue the lender a combination of shares of common stock, a new convertible promissory note and stock purchase warrants in exchange for canceling the existing note.  The Company determined that the modification of the terms of the note was substantially different from the original note terms. Therefore, a loss on extinguishment of debt of approximately $845 thousand has been recognized on the statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt plus any additional consideration, which included shares of common stock, stock purchase warrants and a beneficial conversion feature within the debt.

In connection with the amendment, the Company issued 10,000,000 shares of common stock to the lender and its affiliates with the sale or transfer of these shares restricted until March 1, 2011. These shares were valued at $1,500,000 based on the closing price of the Company’s common stock as quoted on the OTCBB of $0.15.

NOTE 5 —SHORT-TERM NOTE PAYABLE, CONTINUED:

The new convertible promissory note has a principal balance of $1.3 million and bears simple interest at 12% per annum with weekly principal and interest payments calculated based upon weekly revenue levels, with a minimum weekly payment of $5,000 per week. The note is due and payable on or before December 31, 2010 and is convertible into shares of the Company at a price equal to 80% of the average closing bid price for the common stock for the 20 days prior to the notice of conversion. The Company recorded a debt discount of $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount will be amortized to interest expense over the life of the note using the effective yield method. The discount was determined using the intrinsic value method which approximates the amount by which the converted instrument exceeds the principal amount of the note.

The Company also issued 1.5 million stock purchase warrants under the terms of the agreement, that expire on March 15, 2015. The exercise price of the warrants increases based on the following schedule

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015.

The Company determined the warrants issued under the agreement had an approximate fair value at inception of $160 thousand, using a Black-Sholes pricing model with the following inputs; exercise price of $0.08; current stock price $0.15; expected life of one year, risk-free rate of 2.53%; and expected volatility of 165%. The warrants were recorded as a stock warrant liability and will be accounted for as a derivative liability with changes in fair value recognized in the statement of operations because the warrants include repricing features.

NOTE 6 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance.  At March  26, 2010, we maintained workers’ compensation policies through AMS Staff Leasing II (“AMS”) for coverage in 18 of the 20 states in which we operate.  The other two states are the “monopolistic” jurisdictions of Washington and North Dakota, where coverage is provided under mandatory government administered programs. The AMS coverage is a large deductible policy, while the government mandated coverage in the monopolistic states are guaranteed loss programs with no deductible.  While we have primary responsibility for all claims under the AMS policy, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence. This results in our being substantially self insured.

From June 28, 2009 through December 31, 2009, , we maintained workers’ compensation coverage through  TSE PEO, Inc (“TriState”) for the states of California and South Dakota. Prior to TriState, the workers’ compensation insurance for California and South Dakota was provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in those two states for the period from June 27, 2008 through June 27, 2009. Before the inception of the AMS and Arch policies, we were insured by the American International Group (“AIG”). The AIG and Arch policies also provided for reimbursement for covered losses in excess of $250,000 per occurrence.

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

NOTE 6 — WORKERS’ COMPENSATION INSURANCE AND RESERVES, COUNTINUED:

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers’ compensation expense for our temporary workers totaled $427,229 and $688,847 in the 13 weeks ended March 26, 2010 and March 27, 2009, respectively.

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid.  The deposits have not been discounted to present value in the accompanying financial statements.

We have discounted the expected liability for future losses to present value using a discount rate of 2.5%, which approximates the risk free rate on US Treasury instruments.  Our expected future liabilities are evaluated on a quarterly basis and adjustments are made as warranted.

NOTE 7 — STOCKHOLDERS EQUITY:

Sales of Common Stock. In the thirteen weeks ended March 26, 2010, we issued 943,113 shares for rent and services. Aggregate value of shares issued was $95,316  All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance.

The following Warrants for Command Center, Inc’s common stock were issued and outstanding on March 26, 2010 and March 27, 2009, respectively:

	2010	2009
Warrants outstanding at beginning of period	10,762,803	7,762,803
Issued	1,500,000	-
Exercised	-	-
Cancelled	-	-
Warrants outstanding at end of period	12,262,803	7,762,803

A detail of warrants outstanding at March 26, 2010 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	06/20/13
Exercisable at $1.50 per share	250,000	04/14/12
Exercisable at $0.15 per share	4,200,000	04/01/14
Exercisable at between $0.08 and $1.00 per share	1,500,000	03/15/11 to 03/15/15
	12,262,803

NOTE 8 – EVERYDAY STAFFING LLC TAX LIABILITIES:

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

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing, LLC and Mr.. Moothart, seeking indemnification and monetary damages. Recently, on July 15, 2009, the Company obtained a judgment against Mr. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor. In response to the Company’s position that it is not the legal successor to Everyday Staffing, the Washington Department of Labor and Industries asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing LLC (“Everyday Staffing II”).  Everyday Staffing II was organized by the members of the first limited liability company after the first Everyday Staffing LLC was administratively dissolved by the state. The assertion by the state of successor liability against Everyday Staffing II is consistent with the position advanced by Command Center that Everyday Staffing II and not Command Center is the only successor to the entity against which the industrial insurance taxes were assessed.

NOTE 9-- COMMITMENTS AND CONTINGENCIES:

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

Leases on closed stores: Over the last two years, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we had recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at March 26, 2010 is $275,000 under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $150,000 and $500,000 depending on how the real estate market performs in the next twelve months.

NOTE 10 – SUBSEQUENT EVENTS:

Subsequent to the period ended March 26, 2010 The Company received $200,000 dollars as part of a private placement that is still in process.  The company is selling units; each unit consists of one common share priced at $.08 per share and one half share purchase warrant.   The warrants are exercisable according to the below table.

NOTE 10 – SUBSEQUENT EVENTS, COUNTINUED:

Exercise Price	Ending Period of Exercise Price
$0.08	April 15, 2011
$0.16	April 15, 2012
$0.32	April 15, 2013
$0.50	April 15, 2014
$1.00	April 15, 2015

The Company will use all proceeds for the placement for working capital and repayment of existing debt.   The Company did not use a placement agent and will not pay any finder’s fees as part of the placement. The Company is offering the securities exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.   The Company is relying on the prevision of the act that exempts registration pursuant to transactions by an issuer not involving any public offering

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

The following table reflects operating results in the 13 weeks ended March 26, 2010 compared to the thirteen weeks ended March 27, 2009.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended
	March 26,		March 27,
	2010		2009
REVENUE:	$11,899,756		$12,823,303
COST OF SERVICES:
Temporary worker costs	8,548,674	71.8%	8,875,966	69.2%
Workers' compensation costs	427,229	3.6%	688,487	5.4%
Other direct costs of services	50,369	0.4%	150,782	1.2%
	9,026,272	75.9%	9,715,235	75.8%
GROSS PROFIT	2,873,484	24.1%	3,108,068	24.2%
SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES:
Personnel costs	1,736,325	14.6%	2,261,119	17.6%
Selling and marketing expenses	82,715	0.7%	60,284	0.5%
Transportation and travel	107,556	0.9%	194,051	1.5%
Office expenses	115,566	1.0%	307,332	2.4%
Legal, professional and consulting	188,878	1.6%	318,891	2.5%
Depreciation and amortization	143,165	1.2%	210,780	1.6%
Rents and leases	409,923	3.4%	828,825	6.5%
Other expenses	640,434	5.4%	695,806	5.4%
	3,424,561	28.8%	4,877,088	38.0%

LOSS FROM OPERATIONS	(551,077)	-4.6%	(1,769,020)	-13.8%
OTHER INCOME (EXPENSE):	(1,162,001)	-9.8%	(318,761)	-2.5%
NET LOSS	$(1,713,078)	-14.4%	$(2,087,781)	-16.3%

Results of Operations

13  Weeks Ended March 26, 2010

Operations Summary. Revenue in the 13 weeks period ended March 26, 2010 was $11.9 million compared to $12.8 million in the 13 weeks period ended March 27, 2009 a decline of 7%. Economic conditions and store closures are the primary factors that drove the decline.   The on-demand labor component of the staffing industry is one of the first sectors to feel the impact of an economic slowdown.

At March 26, 2010, the Company was operating 50 stores located in 20 states. None of our customers currently make up a significant portion of our revenue by geographic region or as a whole.

The current business climate presents significant challenges to smaller on-demand labor companies like Command Center. These challenges to Command Center came at a time when we were particularly vulnerable to recessionary pressures.  As a relatively unseasoned business with aggressive growth plans, we had not yet established a stable base of operations in our existing stores and, with the completion of our funding in late 2007, we were set to embark on a plan to rapidly expand our business.  We spent much of 2007 putting infrastructure and control mechanisms in place to operate a substantially larger business.  We expected to have at least 100 stores in operation by the end of 2008 and our corporate overhead reflected this plan.  When revenue did not ramp up as expected, we had to take a critical look at our financial position and growth plans and by mid-2009, we were taking action to reverse our plans for growth and instead develop a plan for contracting our business to ride out the recession. Like many other businesses, we did not fully anticipate the precipitous fall of the economy or the severity of the impact that fall would have on our revenue.

Store Operations. In the fourth quarter of 2009, and the through the first quarter of 2010, we developed and have now implemented a sales program focused on solution selling concepts and tracking of activity as a means of offsetting the downward pressure on revenues.  The sales program has been rolled out to all branches and we believe it will allow us to hold sales at higher levels than if we had not implemented the program.  We also believe that the sales program will have a positive impact on revenue growth as the economy begins to recover.  Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as event services, hospitality, disaster recovery and other non-traditional on-demand labor customers.

Cost of Sales.  The cost of services was 75.9% of revenue at the end of the first quarter ended March 26, 2010 compared to 75.8% for the thirteen weeks ended March 27, 2009.  The major factor that caused the reduction in margins and the increase in costs was reduced revenue in the period ended March 26, 2010 when compared to the same period in 2009; this was partially offset by a reduction in worker compensation costs as well as other direct costs of services.

Worker’s compensation costs for the 13 weeks ended March 26, 2010 were 3.6% of revenue compared to 5.4 % of revenue for the thirteen weeks March 27, 2009 ($427,229 compared to $688,487).  The decrease is a function of three forces. The first factor is a reduction in revenue from store closings and the downturn in the general economy.  In May of 2008, we changed our workers’ compensation insurance carrier and we have found that our new carriers are much more aggressive in evaluating and paying claims costs.  Our cost of worker’s compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008.  The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to bear fruit. As a result, we are seeing significant decreases in our workers’ compensation costs.  We expect this trend to continue the balance of the year.

Gross Margin.  The factors impacting gross margin in the first quarter 2010 are discussed under cost of sales above.   In the aggregate, cost of services was 75.9% of revenue in 2010 compared to 75.8% of revenue in 2009 yielding margins of 24.1% in 2010 and 24.2% in 2009.  The current recessionary economic climate has created pressure on our gross margins. In order to deal with this situation, we have taken steps to reduce pay rates, and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects, in an effort to increase margins.

Selling, General and Administrative Expenses. As a percentage of revenue, selling, general and administrative for the thirteen weeks ended March 26, 2010 and March 27, 2009 were 28.8% and 38% respectively.  SG&A expenses for the same periods showed a monetary reduction of $1,45 million in the 13 weeks 2010 vs. 2009.  The decrease in selling, general and administrative expenses as a percent of revenue is primarily the result of a significant drop in personal costs, office expenses and rent and lease expense.

Liquidity and Capital Resources

At March 26, 2010, we had total current assets of $3.7 million and current liabilities of $6.5million.  Included in current assets are trade accounts receivable of $2.1 million (net of allowance for bad debts of $300,000).   Our cash position at the end of the quarter was $53,565; our cash position continues to deteriorate as a result of the declining economy and continuing losses.

Weighted average aging on our trade accounts receivable at March 26, 2010, was 43 days.  Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended March 26, 2010 was 0.54%.    Our accounts receivable are recorded at the invoiced amounts.  We regularly review our accounts receivable for collectability.  The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable.  The allowance for doubtful accounts is reviewed quarterly.  We typically refer overdue balances to a collection agency at ninety days and the collection agent pursues collection for another thirty days.  Most balances over 120 days past due are written off when it is probable the receivable will not be collected.  As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable.  As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

At December 25, 2009 the Company was not in compliance with the financial convenants under the terms of its line of credit facility.  On February 19, 2010, we entered into a new agreement with our principal lender.  The new agreement cures the event of default that existed at year end.

The new agreement is an account purchase agreement which allows the Company to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis.  The terms of this new agreement is for a period of two years commencing on March 8, 2010.   When the account is paid, the remaining 10% is paid to the Company, less the applicable fees and interest.  The facility maximum is initially $5,000,000, with pre-approval for increases up to $7,000,000 as needed.  The account purchase agreement bears interest at the greater of 6.25% per annum, the prime rate plus two and one-half percent  (prime + 2.5%) or the London Interbank Offered Rate (LIBOR) plus five and one-half percent (LIBOR + 5.5%) per annum.  Prime rate is the rate as published by Wells Fargo Bank, N.A. Interest is payable on the amount advanced or on $3,000,000, whichever is greater.   Additional charges include a facility fee equal to one percent of current facility maximum (initially $5,000,000) and a monthly monitoring fee of $5,000.  As collateral for repayment of any and all obligations the Company granted Wells Fargo Bank, N.A. and interest in the Company property including, but not limited to accounts, intangibles, contract rights, investment property, deposit accounts, and other such assets.

On March 24, 2010 the Company entered in to an amendment agreement with the lender on its short term note. The agreement called for the Company to issue the lender a combination of common equity, a new convertible promissory note and stock purchase warrants in exchange for canceling the existing note.  The Company determined that the modification of the terms of the Note was substantially different from the original note terms. Therefore, a loss on extinguishment of debt of $845,000 has been recognized on the statement of operations for the difference between the net carrying value of the old debt and the fair value of the new debt, plus any additional consideration, including common equity, stock purchase warrants or fees paid to the lender.

The Company issued 10,000,000 shares of common stock to the lender and its affiliates with the sale or transfer of these shares restricted until March 1, 2011. The Mach 24, 2010 closing price of the Company’s common equity as quoted on the OTCBB was $0.15.

The new convertible promissory note has a principal balance of $1.3 million and bears simple interest at 12% per annum with weekly principal and interest payments calculated based upon weekly revenue levels, with a minimum weekly payment of $5,000 per week. The Note is due and payable on or before December 31, 2010 and is convertible into common shares of the Company at a price equal to 80% of the average closing bid price for the common stock for the 20 days prior to the notice of conversion. The Company recorded a debt discount of $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount will be amortized to interest expense over the life of the note using the effective yield method with an effective annual interest rate of approximately 51.7% . The discount was determined using the intrinsic value method which approximates the amount by which the converted instrument exceeds the principal amount of the note.

The Company also issued 1.5 million stock purchase warrants under the terms of the agreement, that expire on March 15, 2015, in exchange for a lower rate of interest on the new convertible promissory note. The exercise price of the warrants increases based on the following schedule.

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015.

The Company determined the warrants issued under the agreement had an approximate fair value at inception of $161,000, using a Black-Sholes pricing model with the following inputs; exercise price of $0.08; current stock price $0.15; expected life of one year, risk-free rate of 2.53%; and expected volatility of 165%. The warrants were recorded as a stock warrant liability and will be accounted for as a derivative liability with changes in fair value recognized in the statement of operations

In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.

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

If we require additional capital in 2010 or thereafter, no assurances can be given that we will be able to find additional capital on acceptable terms.  If additional capital is not available, we may be forced to scale back operations, lay off personnel, slow planned growth initiatives, and take other actions to reduce our capital requirements, all of which will impact our profitability and long term viability.

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

Except as noted below, our disclosure controls and procedures were effective as of March 26, 2010:

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

Internal Control over Financial Reporting

Management performed an evaluation of the Company’s internal controls over financial reporting as of December 25, 2009, the end of its fiscal year.     Based on this evaluation, management determined that its internal controls over financial reporting were not effective.     The following material weaknesses were identified:

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

•
During the first quarter of the fiscal year ending December 24, 2010, we experienced a higher than normal introduction of new finance and accounting staff members and the reduced business process knowledge available to these new staff members, some phases of the accounting work including reconciliations and recurring entries and adjusting journal entries were not completed on a timely basis. Completion of the financial statements and associated notes for the quarter required the application of additional third-party resources subsequent to quarter end and prior to the completion of the independent review.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended March 26, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal proceedings.

None

Item 2.  Unregistered Sales of Equity Securities.

Item 3.  Default on Senior Securities

Not applicable

Item 4. Removed and Reserved

Not applicable to smaller reporting company

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on form 8-K

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

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 17, 2010
Signature	Title	Printed Name	Date

/s/Ralph Peterson	CFO, Principal Financial Officer	Ralph Peterson	May 17, 2010
Signature	Title	Printed Name	Date