Form 10-Q/A
period 2010-03-26
Command Center, Inc.
filed 2010-05-18
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

Number of shares of issuer’s common stock outstanding at May, 17, 2010:      47,511,035

Command Center, Inc.

Contents

FORM 10-Q/A

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
Liabilities and Stockholders' Equity (deficit)
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

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

The new agreement is an account purchase agreement which allows the Company to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis.  The terms of this new agreement is for a period of two years commencing on March 8, 2010.   When the account receivable is paid by the customer, the remaining 10% is paid to the Company, less the applicable fees and interest.  The facility maximum is initially 10% paid to the Company, less the applicable fees and interest.  The bank’s maximum commitment at any time under the agreement is $5,000,000, with pre-approval for increases up to $7,000,000 as needed.  The account purchase agreeement bears interest at the greater of 6.35% per annum, the prime rate plus two and one-half percent  (prime + 2.5%) or the London Interbank Offered Rate (LIBOR) plus five and one-half percent (LIBOR + 5.5%) per annum.  Prime rate is the rate as published by Wells Fargo Bank, N.A. Interest is payable on the amount advanced or on $3,000,000, whichever is greater.   Additional charges include a facility fee equal to one percent of current facility  maximum (initially $5,000,000) and a monthly monitoring fee of $5,000.  As collateral for repayment of any and all obligations the Company granted Wells Fargo Bank, N.A. and interest in the Company property including, but not limited to accounts, intangibles, contract rights, investment property, deposit accounts, and other such assets.

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

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

Command Center, Inc.
Notes to the Unaudited Financial Statements

NOTE 6 — WORKERS’ COMPENSATION INSURANCE AND RESERVES, COUNTINUED:

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
	12,262,803

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

Command Center, Inc.
Notes to the Unaudited Financial Statements

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

Item 3.  Default on Senior Securities

Not applicable to smaller reporting company

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