Form 10-Q
period 2010-06-25
Command Center, Inc.
filed 2010-08-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 25, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission file number: 000-53088

COMMAND CENTER, INC.

(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, ID	83854
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450

(Registrant's Telephone Number, including Area Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

Number of shares of issuer's common stock outstanding at August 9, 2010:      51,444,368

FORM 10-Q

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

The unaudited financial statements have been prepared by Command Center, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. In the opinion of the Company's management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation of the financial position and results of operations for the fiscal periods presented have been included.

Interim results are not necessarily indicative of the results that may be expected for the year ending December 24, 2010. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 25, 2009.

Management
Command Center, Inc.
August 9, 2010

Command Center, Inc.

Balance Sheets

	June 25, 2010	December 25, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$31,132	$69,971
Restricted cash	150,000	—
Accounts receivable trade, net of allowance for bad debts of $370,000 at June 25, 2010 and $300,000 at December 25, 2009	3,012,837	5,025,113
Other receivables - current	37,438	37,059
Prepaid expenses, deposits, and other	490,681	213,409
Prepaid workers' compensation	912,246	224,074
Current portion of workers' compensation risk pool deposits	1,200,000	1,300,000
Total current assets	5,834,334	6,869,626

Property and Equipment, Net	535,775	877,827

Other Assets:
Workers' compensation risk pool deposits	1,760,477	2,318,805
Goodwill	2,500,000	2,500,000
Intangible assets - net	247,992	323,937
Total other assets	4,508,469	5,142,742
Total assets	$10,878,578	$12,890,195
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,637,314	$2,174,504
Checks issued and payable	41,534	—
Line of credit facility	—	2,907,521
Accrued wages and benefits	1,080,490	694,079
Other current liabilities	224,491	224,491
Current portion of note payable	—	9,520
Short-term note payable, net of discount	824,677	1,025,000
Short-term note liquidity redemption payable	—	186,939
Stock warrant liability	1,458,231	413,026
Workers' compensation and risk pool deposits payable	1,032,627	501,423
Current portion of workers' compensation claims liability	1,200,000	1,300,000
Total current liabilitnies	7,499,364	9,436,503

Long-Term Liabilities
Note payable, less current portion	—	71,447
Common stock to be issued	—	922,000
Workers' compensation claims liability, less current portion	2,800,000	2,800,000
Total long-term liabilities	2,800,000	3,793,447
Total liabilities	10,299,364	13,229,950
Commitments and Contingencies (Notes 4, 6, 9 and 10)

Stockholders' Equity (Deficit)
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	—	—
Common stock - 100,000,000 shares, $0.001 par value, authorized; 51,444,368 and 37,212,922 shares issued and outstanding, respectively	51,444	37,213
Additional paid-in capital	53,728,130	51,446,437
Accumulated deficit	(53,200,360)	(51,823,405)
Total stockholders' equity (deficit)	579,214	(339,755)
Total liabilities and stockholders' equity (deficit)	$10,878,578	$12,890,195
See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 25, 2010	June 26, 2009	June 25, 2010	June 26, 2009
Operating Revenue:
Operating Revenue:
Revenue from staffing services	$18,989,787	$12,365,592	$30,868,672	$25,158,658
Other income	49,413	25,781	70,284	56,019
Total operating revenue	19,039,200	12,391,373	30,938,956	25,214,677
Cost of Staffing Services:
Temporary worker costs	12,872,662	8,486,143	21,421,336	17,379,577
Workers' compensation costs	988,198	1,018,654	1,415,427	1,707,141
Other direct costs of services	102,353	4,409	152,722	29,131
Total cost of staffing services	13,963,213	9,509,206	22,989,485	19,115,849
Gross Profit	5,075,987	2,882,167	7,949,471	6,098,828

Selling, General, and Administrative Expenses:
Personnel costs	1,764,712	1,895,150	3,501,036	4,178,887
Selling and marketing expenses	46,502	9,527	129,217	69,811
Transportation and travel	430,579	289,317	538,135	569,341
Office expenses	251,698	205,433	367,264	512,764
Legal, professional and consulting	268,218	95,484	457,096	414,376
Depreciation and amortization	143,694	204,768	286,859	415,547
Rents and leases	375,617	396,153	785,540	1,224,980
Other expenses	283,373	625,768	924,712	1,321,574
Total selling, general, and administrative expenses	3,564,393	3,721,600	6,989,859	8,707,280

Income (Loss) from Operations	1,511,594	(839,433)	959,612	(2,608,452)

Other Income (Expense):
Interest expense and other financing expense	(448,565)	(250,583)	(607,394)	(569,344)
Loss on debt extinguishment	—	(518,251)	(844,798)	(518,251)
Change in fair value of warrant liability	(726,906)	126,000	(884,375)	126,000
Interest and other income (expenses)	—	—	(19,156)	—
	(1,175,471)	(642,834)	(2,355,723)	(961,595)

Net Income (Loss)	$336,123	$(1,482,267)	$(1,396,111)	$(3,570,047)

Basic and Diluted Earning (Loss) per Share:	$0.01	$(0.04)	$(0.03)	$(0.10)

Basic and DilutedWeighted Average Common Shares Outstanding:	47,424,222	36,488,679	42,447,440	36,398,337

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Twenty-six Weeks Ended
	June 25, 2010	June 26, 2009
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
Net loss	$(1,376,955)	$(3,570,047)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	286,859	415,547
Gain on sale of building	(25,550)	—
Write-off of property and equipment	—	53,415
Amortization of note discount	117,059	75,000
Closed stores reserve	—	300,000
Loss on debt extinquishment	844,798	518,251
Change in fair value of stock warrant liability	884,375	(126,000)
Change in allowance for bad debt	70,000	—
Common stock issued for interest and services	11,400	—
Stock based compensation	11,147	—
Common stock issued for rent	77,934	55,720
Changes in assets and liabilities:
Accounts receivable trade	(973,369)	631,140
Other receivables	(379)	—
Other current liabilities	—	76,048
Prepaid expenses, deposits and other	(859,761)	150,464
Workers' compensation risk pool deposits	658,328	261,940
Accounts payable	(537,190)	(158,400)
Accrued wages & benefits	386,411	(178,931)
Workers' compensation insurance payable	531,204	97,992
Workers' compensation claims liability	(100,000)	113,628
Net cash provided (used) by operating activities	6,311	(1,284,233)

Cash Flows from Investing Activities
Proceeds on sale of building	156,690	—
Cash restricted by lender	(150,000)	—
Net cash provided by investing activities	6,690	—

Cash Flows from Financing Activities
Proceeds (payments) on line of credit facility, net	8,124	194,778
Change in checks issued and payable	41,534	—
Costs of common stock offering and registration	(15,000)	—
Proceeds from private placement	200,000	—
Principal payments on notes payable	(286,498)	(779,668)
Net cash provided (used) by financing activities	(51,840)	(584,890)
Net Increase (Decrease) in Cash	(38,839)	(1,869,123)
Cash, Beginning of Period	69,971	2,174,960
Cash, End of Period	$31,132	$305,837
Non-cash Investing and Financing Activities
Fair value of warrants issued in connection with debt extinguishment	$160,830	$446,000
Common stock issued in connection with short term debt refinance	$1,500,000	$—
Line of credit settled with accounts receivable	$2,915,645	$—
Common stock issued for prepaid rent	$71,591	$—

See accompanying notes to unaudited financial statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization. Command Center, Inc. (the "Company”, “us” or “we”) is a Washington corporation initially organized in 2000. The Company was reorganized in 2005 and 2006 and now provides on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries. As of June 25, 2010 we operate 51 stores located in 21 states as well as 2 additional operation sites in 1 additional state relating to the Gulf Coast oil spill.

Reclassifications. Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Restricted Cash. The Company maintains a cash balance that is restricted under a Letter of Credit requirement of a creditor.

Going Concern. The accompanying financial statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses since its inception and does not have sufficient cash at June 25, 2010 to fund normal operations for the next 12 months. The Company's only source of recurring revenue and cash is from continued successful operation of temporary labor stores. The Company's plans for the long-term continuation as a going concern include financing the Company's future operations through sales of its common stock, the exercise of outstanding warrants, entering into debt transactions or the return of deposits from its workers' compensation risk pool deposits. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses and the balance sheet classifications used.

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share would reflect the potential dilution that could occur from common shares issuable through outstanding stock options, warrants, and convertible debt.  Total potential dilution of common stock outstanding at June 25, 2010 and June 26, 2009 was 11,884,113 and 10,762,803 shares, respectively. If the Company incurred losses in the period presented or if conversion into common shares is anti-dilutive, basic and dilutive earning per share are equal.

NOTE 3 — RELATED PARTY TRANSACTIONS

Warrant Exercise. Ralph E. Peterson, our CFO, purchased 250,000 shares of the Company's common stock through the exercise of warrants. The Company issued the warrants to Mr. Peterson during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital for the Company. The Company determined the warrants had a nominal fair value at the grant date. The warrants were exercisable at $.08 with a four year term. The warrants were exercised on October 1, 2009, however the common shares, shown as common stock to be issued on the balance sheet at December 25, 2009, were issued during the fiscal period ended June 25, 2010.

Share Issue. The Company authorized the issuance of 150,000 shares of the Company's common stock to Ralph E. Peterson, our CFO, for services he performed for the Company during the year ended December 25, 2009. The Company recorded $12,000 in compensation expense for the shares based on the fair value at the date of grant. The shares were recorded as shares to be issued on the December 25, 2009 balance sheet and issued during the period ended June 25, 2010.

Also refer to Notes 5 and 7 for additional related party disclosure.

NOTE 4 — LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT

On February 19, 2010, the Company entered into a new agreement on its line of credit facility with it principal lender. This new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed on December 25, 2009. The new agreement is an account purchase agreement which allows the Company to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $7 million at June 25, 2010. When the account is paid, the remaining 10% is paid to the Company, less the applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at June 25, 2010 were approximately $6.4 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5% per annum, with a floor of 6.25% per annum. At June 25, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include a facility fee equal to one percent of the facility threshold in place upon execution of the agreement (initially $5 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, the Company granted Wells Fargo Bank, N.A. an interest in Company property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At June 25, 2010, the Company was not in compliance with the financial covenants under the terms of the new agreement. The new agreement requires that the sum of the excess available advances plus or minus our cash balance at month end must at all times be greater than accrued payroll and accrued payroll taxes. Subsequent to June 25, 2010, the Company negotiated a raise in the facility maximum to $10 million. The Company believes this raise in the facility maximum will prevent any future covenant violations.

NOTE 5 — SHORT-TERM NOTE PAYABLE

On March 24, 2010 the Company entered in to an amendment agreement with Sonoran Pacific Resources regarding the short term note owed them, which had been in default since October 30, 2009. The amendment calls for the Company to issue the lender a combination of shares of common stock, a new convertible promissory note and stock purchase warrants in exchange for cancellation of the existing note. The Company determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845 thousand has been recognized on the statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, stock purchase warrants and a beneficial conversion feature within the debt.

The new convertible promissory note had an initial principal balance of $1.3 million and bears simple interest at 12% per annum with weekly principal and interest payments calculated based upon weekly revenue levels, with a minimum payments of $5,000 per week. The note is due and payable on or before December 31, 2010 and is convertible into shares of the Company's common stock at a price equal to 80% of the average closing bid price for the common stock for the 20 trading days prior to the notice of conversion. The Company recorded a discount on debt of approximately $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount is being amortized to interest expense over the life of the note using the effective yield method. The discount was determined using the intrinsic value method which approximates the amount by which the convertible instrument exceeds the principal amount of the note.

In connection with the amendment, the Company issued 10 million shares of common stock to the lender and its affiliates with the sale or transfer of these shares restricted until March 1, 2011. These shares were valued at $1.5 million, based on the closing price of the Company's common stock on March 24, 2010.

The Company also issued 1.5 million stock purchase warrants in connection with the amendment which expire on March 15, 2015. The exercise price of the warrants increases according to the following schedule:

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015

The fair value of the warrants was estimated at approximately $161 thousand on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

Exercise price	$0.08
Expected term (years)	1
Expected volatility	164.8%
Dividend yield	—%
Risk-free rate	2.53%

NOTE 6 — WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary and permanent workers with workers' compensation insurance.  At June 25, 2010, we maintained workers' compensation policies through AMS Staff Leasing II (“AMS”) for coverage in 19 of the 21 states in which we operate.  The other two states are the “monopolistic” jurisdictions of Washington and North Dakota, where coverage is provided under mandatory government administered programs. The AMS coverage is a large deductible policy, while the government mandated coverage in the monopolistic states are guaranteed loss programs with no deductible.  While we have primary responsibility for all claims under the AMS policy, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence. This results in our being substantially self insured.

From June 28, 2009 through December 31, 2009, we maintained workers' compensation coverage through TSE PEO, Inc. (“TriState”) for the states of California and South Dakota. Prior to TriState, the workers' compensation insurance for California and South Dakota was provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in those two states for the period from June 27, 2008 through June 27, 2009. Before the inception of the AMS and Arch policies, we were insured by the American International Group (“AIG”). The AIG and Arch policies also provided for reimbursement for covered losses in excess of $250,000 per occurrence.

Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Correspondingly, if our workers' compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers' compensation claims originating in Washington and North Dakota we pay workers' compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers' compensation expense for our temporary workers totaled approximately $1.4 million and $1.7 million for the twenty-six weeks ended June 25, 2010 and June 26, 2009, respectively.

The workers' compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management's estimate of when the related claims liabilities will be paid.  The deposits have not been discounted to present value in the accompanying financial statements.

We have discounted the expected liability for future losses to present value using a discount rate of 2.5%. Our expected future liabilities are evaluated on a quarterly basis and adjustments are made as warranted.

NOTE 7 — STOCKHOLDERS EQUITY

Issuance of Common Stock. On May 14, 2010, the Company completed a private placement stock offering where the Company issued 2.5 million units at a price of $.08 per unit for gross proceeds of $200 thousand. Each unit consisted of one share of Common Stock and one-half of one common share purchase Warrant. Each Warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

In the thirteen weeks ended June 25, 2010, the Company issued 833,333 shares of Common Stock for rent. Aggregate value of shares issued was $116,667.

In the thirteen weeks ended March 26, 2010 the Company issued 898,113 shares for rent and services. Aggregate value of shares issued was $96,259.

All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance.

The following Warrants for the Company's common stock were issued and outstanding for the twenty-six weeks ending June 25, 2010 and June 26, 2009, respectively:

	June 25, 2010	June 26, 2009
Warrants outstanding at beginning of period	10,762,803	7,762,803
Issued	2,750,000	4,450,000
Exercised	—	(250,000)
Cancelled	—	(1,200,000)
Warrants outstanding at end of period	13,512,803	10,762,803

The fair value of outstanding Warrant defined as a derivative instrument per ASC Topic 815 are estimated each period using the Black-Scholes model. The change in fair value is presented as a line item in the Statement of Operations and amounted to approximately $884 thousand for the twenty-six week period ended June 25, 2010.

A detail of Warrants outstanding at June 25, 2010 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.15 per share	4,200,000	4/1/2014
Exercisable at between $0.08 and $1.00 per share	1,500,000	03/15/11 to 03/15/15
Exercisable at between $0.08 and $1.00 per share	1,250,000	4/15/11 to 4/15/2015
	13,512,803

NOTE 8 — STOCK BASED COMPENSATION

The Company approved an option plan in 2008 permitting the grant of 6,400,000 stock options to employees for the purpose of attracting and motivating employees, officers and directors of the Company, as well as advancing the interests of the Company. Options are granted for a term of five years from the date of grant. Stock options granted vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were no options vested at June 25, 2010.

During the twenty-six weeks ended June 25, 2010, the Company granted 2,552,000 and 500,000 stock options to employees, officers and directors exercisable at a price of $.17 and $.19, respectively, until May 6, 2015.

The following table reflects the summary of stock options outstanding at June 25, 2010 and changes during the twenty-six weeks ended June 25, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of Shares	Exercise Price	Fair Value	Intrinsic
	Under Options	Per Share	Per Share	Value
Outstanding, December 25, 2009	—	$—	$—	$—

Granted	3,052,000	0.17	0.15	946,120
Forfeited	(82,000)	0.17	0.15	(25,420)
Outstanding, June 25, 2010	2,970,000	$0.17	$0.15	$920,700

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical annualized volatility of the Company's stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The Company currently does not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

Twenty-Six Weeks
Ended June 25, 2010
Expected term (years)	5.0
Expected volatility	142.72%
Dividend yield	—%
Risk-free rate	2.13%

Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected postvesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the postvesting effects due to turnover. During the twenty-six weeks ended June 25, 2010, the Company recognized share-based compensation expense of $11,147 relating to the issuance of stock options.

The following table reflects the summary of the Company's nonvested stock options outstanding at December 25, 2009 and changes during the twenty-six weeks ended June 25, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested, December 25, 2009	—	$—	$—	$—

Granted	3,052,000	0.17	0.15	946,120
Vested	—	—	—	—
Forfeited	(82,000)	0.17	0.15	(25,420)
Nonvested, June 25, 2010	2,970,000	$0.17	$0.15	$920,700

As of June 25, 2010, there was unrecognized share-based compensation expense totaling $320,072 relating to non-vested options that will be recognized over the next 3.75 years.

The following summarized information about the stock options outstanding at June 25, 2010:

			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Options	Per Share	Life (years)	Intrinsic Value
Outstanding	2,970,000	0.17	4.75	920,700
Exercisable	—	—	4.75	—

Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the expected postvesting exercise rate. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of the Company's stock options. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

NOTE 9 — EVERYDAY STAFFING LLC TAX LIABILITIES

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

The first claim relates to business and occupation and excise tax obligations in the approximate amount of $250 thousand. Upon receipt of the notice, the Company contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against Command Center, Inc., the Company agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount.  In the 52 weeks ended December 25, 2009, the Company paid Everyday Staffing's business and occupation and excise tax obligations totaling approximately $231 thousand. During this time, Everyday Staffing took no apparent action to settle its obligations to the Company or the State of Washington.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against the Company are based on the theory of successor liability. The Department of Labor and Industries has estimated the amount of the unpaid industrial insurance premiums of approximately $1.2 million plus interest. The Company and Everyday Staffing have disputed the amount due and the Company has referred the matter to counsel. The amount claimed by the State is based on an audit of Everyday Staffing in which the auditor appears to have made unsupportable assignments of workers' compensation job codes, hours worked and other estimates of amounts due, all of which the Company believes to be grossly misstated. The Company's review of Everyday Staffing's financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

Based upon the theory of successor liability, the Washington Department of Labor and Industries (the "Department”) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice(s)”) to Command Center.  The first Notice claims and assesses taxes of approximately $57 thousand and the second Notice claims and assesses the amount of approximately $901 thousand. The Company strongly disputes both the alleged successor liability and also the monetary amount asserted by the Department. The Company is pursuing its administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on the books of the Company for the amount claimed. Management believes the Company's liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on the Company's financial position, results of operations or cash flows in future periods.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, the Company has filed a lawsuit against Everyday Staffing and Mr. Moothart, seeking indemnification and monetary damages. On July 15, 2009, the Company obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor. In response to the Company's position that it is not the legal successor to Everyday Staffing, the Washington Department of Labor and Industries asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing, LLC (“Everyday Staffing II”).  Everyday Staffing II was organized by the members of Everyday Staffing after Everyday Staffing was administratively dissolved by the state. The assertion by the State of successor liability against Everyday Staffing II is consistent with the position advanced by Command Center that Everyday Staffing II, and not Command Center, is the only successor to the entity against which the industrial insurance taxes were assessed.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Contingent payroll and other tax liabilities. In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers' compensation insurance fund taxes, and other liabilities. The Company structured the acquisition as an asset purchase and agreed to assume only the liability for each entity's accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by the Company would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400 and $600 thousand and that total payroll taxes due to the IRS is between $1 and $2 million. The Company has been advised by outside legal counsel that the possibility of the Company incurring successor liability for the federal claims remains remote.

The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

The Company has not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the IRS. The Company has been advised by outside legal counsel that the likelihood of showing successor liability for the federal payroll tax liability claims remains remote.  The Company would be adversely affected if the state or federal government was able to show the Company is liable for these claims.

Leases on closed stores. Over the last two years, the Company has closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009 management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we have recorded a reserve for closed store leases. This amount represents management's best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at June 25, 2010 is approximately $220 thousand under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $150 and $500 thousand depending on how the real estate market performs in the next twelve months.

Item 2. Management's Discussion and Analysis or Plan of Operations.

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

The following table reflects operating results in the 13 weeks ended June 25, 2010 compared to the thirteen weeks ended June 26, 2009.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended
	June 25, 2010		June 26, 2009
Operating Revenue	$19,039,200		$12,391,373
Cost of Staffing Services:
Temporary worker costs	12,872,662	67.6%	8,486,143	68.5%
Workers' compensation costs	988,198	5.2%	1,018,654	8.2%
Other direct costs of services	102,353	0.5%	4,409	0.0%
	13,963,213	73.3%	9,509,206	76.7%
Gross Profit	5,075,987	26.7%	2,882,167	23.3%
Selling, General, and Administrative Expenses:
Personnel costs	1,764,712	9.3%	1,895,150	15.3%
Selling and marketing expenses	46,502	0.2%	9,527	0.1%
Transportation and travel	430,579	2.3%	289,317	2.3%
Office expenses	251,698	1.3%	205,433	1.7%
Legal, professional and consulting	268,218	1.4%	95,484	0.8%
Depreciation and amortization	143,694	0.8%	204,768	1.7%
Rents and leases	375,617	2.0%	396,153	3.2%
Other expenses	283,373	1.5%	625,768	5.1%
	3,564,393	18.7%	3,721,600	30.0%

Income (Loss) from Operations	1,511,594	7.9%	(839,433)	(6.8)%
Other Income (Expense)	(1,175,471)	(6.2)%	(642,834)	(5.2)%
Net Income (Loss)	$336,123	1.8%	$(1,482,267)	(12.0)%

Results of Operations
13 Weeks Ended June 25, 2010
Summary of Operations: Revenue in the 13 weeks period ended June 25, 2010 was $19.0 million compared to $12.4 million in the thirteen weeks ended June 26, 2009, an increase of 53%. Increased operations across most branches as well as an increase in operations due to the Gulf Coast oil spill are the primary factors that drove the incline.
At June 25, 2010, the Company was operating 51 stores located in 21 states as well as 2 additional operation sites in 1 additional state relating to the Gulf Coast oil spill compared to operating 51 stores in 20 states at June 26, 2009.
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
Cost of Services: The cost of services was 73.3% and 76.7% of operating revenue for the thirteen weeks ended June 25, 2010 and June 26, 2009, respectively. The major factors that influenced this decrease in relative costs are increased revenue and the implementation of our sales program coupled with a decrease in workers' compensation costs.
Workers' compensation costs for the thirteen weeks ended June 25, 2010 and June 26, 2009 were $988 thousand, or 5.2% of revenue, and $1.0 million, or 8.2% of revenue, respectively. The decrease is a function of two factors, the first being a reduction in revenue from store closings and the downturn in the general economy. The second is a change in carrier. In May of 2008, we changed our workers’ compensation insurance carrier and found that our new carrier is much more aggressive in evaluating and paying claims costs. Our cost of workers' compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008. The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to positively affect our gross income and we expect this trend to continue into the foreseeable future.
Gross Margin: The factors impacting gross margin for the thirteen weeks ended June 25, 2010 are discussed under cost of services above. Gross margins for the thirteen weeks ended June 25, 2010 and June 26, 2009 were 26.7% and 23.3%, respectively. The current recessionary economic climate has created pressure on our gross margins. In an effort to increase margins, we have taken steps to reduce pay rates and increase bill rates to offset non-standard costs of providing services for large scale disaster recovery projects, such as the Gulf Coast oil spill.
Selling, General and Administrative Expenses (SG&A): As a percentage of revenue, SG&A for the thirteen weeks ended June 25, 2010 and June 26, 2009 were 18.7% and 30.0%, respectively. SG&A for the thirteen weeks ended June 25, 2010 have decreased by approximately $157 thousand when compared to the thirteen weeks ended June 26, 2009 while revenue from operations have increased by approximately $6.6 million over the same period. This decrease in SG&A is due primarily to a decrease in personal costs, office expenses and rent and lease expense.
Twenty-Six Weeks Ended June 25, 2010
Summary of Operations. Revenue for the twenty-six weeks ended June 25, 2010 was $30.9 million compared to $25.2 million in the twenty-six weeks ended June 26, 2009, an increase of 22.7%. Increased operations across most branches as well as an increase in operations due to the Gulf Coast oil spill are the primary factors that drove the incline.
Store Operations: In the fourth quarter of 2009 and the through the second quarter of 2010, we developed and implemented a sales program focused on solution selling concepts and activity tracking as a means of offsetting the downward pressure on revenues. The sales program has been rolled out to all branches and we believe it will allow us to hold sales at higher levels than if we had not implemented the program. We also believe that the sales program will have a positive impact on revenue growth as the economy begins to recover. Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as event services, hospitality, disaster recovery and other non-traditional on-demand labor customers.
Cost of Services. The cost of services was 74.3% and 75.8% of operating revenue for the twenty-six weeks ended June 25, 2010 and June 26, 2009, respectively. The major factors that influenced this decrease in relative costs are increased revenue and the implementation of our sales program coupled with a decrease in workers' compensation costs.
Workers' compensation costs for the twenty-six weeks ended June 25, 2010 and June 26, 2009 were $1.4 million, or 4.6% of revenue, and $1.7 million, or 6.8% of revenue, respectively. The decrease is a function of two factors, the first being a reduction in revenue from store closings and the downturn in the general economy. The second is a change in carrier. In May of 2008, we changed our workers’ compensation insurance carrier and found that our new carrier is much more aggressive in evaluating and paying claims costs. Our cost of workers' compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008. The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 are now beginning to positively affect our gross income and we expect this trend to continue into the foreseeable future.
Gross Margin. The factors impacting gross margin in the second quarter of 2010 are discussed under cost of services above. Gross margins for the twenty-six weeks ended June 25, 2010 and June 26, 2009 were 25.7% and 24.2%, respectively. The current recessionary economic climate has created pressure on our gross margins. In an effort to increase margins, we have taken steps to reduce pay rates and increase bill rates to offset non-standard costs of providing services for large scale disaster recovery projects, such as the Gulf Coast oil spill.
Selling, General and Administrative Expenses (SG&A): As a percentage of revenue, SG&A for the twenty-six weeks ended June 25, 2010 and June 26, 2009 were 22.6% and 34.5%, respectively. SG&A for the twenty-six weeks ended June 25, 2010 have decreased by $1.7 million when compared to the twenty-six weeks ended June 26, 2009 while revenue from operations have increased by $5.7 million over the same period. This decrease in SG&A is due primarily to a decrease in personal costs, office expenses and rent and lease expense.

Liquidity and Capital Resources.
Accounts Receivable. At June 25, 2010, we had total current assets of $5.8 million and current liabilities of $7.5 million. Included in current assets are trade accounts receivable of $3.0 million (net of allowance for bad debts of $370,000). Our cash position at June 25, 2010 was $31 thousand. Weighted average aging on our trade accounts receivable at June 25, 2010, was 23 days. Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended June 25, 2010 was 0.40%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 90 days and the collection agent pursues collection for another 30 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.
Financing. On February 19, 2010, the Company entered into a new agreement on its line of credit facility with it principal lender. This new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed on December 25, 2009. The new agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $7 million at June 25, 2010 and currently $10 million. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at June 25, 2010 were approximately $6.4 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5% per annum, with a floor of 6.25% per annum. At June 25, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include a facility fee equal to one percent of the facility threshold in place upon execution of the agreement (initially $5 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. an interest in our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.
At June 25, 2010, we were not in compliance with the financial covenants under the terms of the new agreement. The new agreement requires that the sum of the excess available advances plus or minus our cash balance at month end must at all times be greater than accrued payroll and accrued payroll taxes. Subsequent to June 25, 2010, the Company negotiated a raise in the facility maximum to $10 million. The Company believes this raise in the facility maximum will prevent any future covenant violations.
On March 24, 2010 we entered in to an amendment agreement with Sonoran Pacific Resources regarding the short term note owed them, which had been in default since October 30, 2009. The amendment calls for us to issue the lender a combination of shares of common stock, a new convertible promissory note and stock purchase warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845 thousand has been recognized on the statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, stock purchase warrants and a beneficial conversion feature within the debt.

The new convertible promissory note had an initial principal balance of $1.3 million and bears simple interest at 12% per annum with weekly principal and interest payments calculated based upon weekly revenue levels, with a minimum weekly payment of $5,000. The note is due and payable on or before December 31, 2010 and is convertible into shares of our common stock at a price equal to 80% of the average closing bid price for the common stock for the 20 trading days prior to the notice of conversion. We recorded a discount on debt of approximately $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount is being amortized to interest expense over the life of the note using the effective yield method. The discount was determined using the intrinsic value method which approximates the amount by which the convertible instrument exceeds the principal amount of the note.

In connection with the amendment, we issued 10 million shares of common stock to the lender and its affiliates with the sale or transfer of these shares restricted until March 1, 2011. These shares were valued at $1.5 million, based on the closing price of our common stock on March 24, 2010.

We also issued 1.5 million stock purchase warrants in connection with the amendment which expire on March 15, 2015. The exercise price of the warrants increases according to the following schedule:

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015

The fair value of the warrants was estimated at approximately $161 thousand on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

Exercise price	$0.08
Expected term (years)	1
Expected volatility	164.8%
Dividend yield	—%
Risk-free rate	2.53%

Acquisitions and Successor Liability. In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity's accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.
Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.
Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400 and $600 thousand and that total payroll taxes due to the Internal Revenue Service (IRS) is between $1 and $2 million. We have been advised by outside legal counsel that successor liability for the federal claims remains remote.
The Asset Purchase Agreements governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.
We have not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the IRS because we have been advised by outside legal counsel that the likelihood of successor liability for these claims is remote. We would be adversely affected if the state or federal government was able to show we are liable for these claims.
Capital Requirements. We expect that additional capital will be required to fund operations during fiscal year 2010. Our capital needs will depend on store operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We currently have approximately 13.5 million Warrants outstanding which may offer a source of additional capital if exercised. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2010.
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

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

At the end of the period covered by this report, an evaluation was carried out under the supervision, and with the participation, of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, except as noted below, as of the end of the period covered by this report, the Company's disclosure controls and procedures were adequately designed and effective in ensuring that information required to be disclosed by the Company in its reports that it files or submits to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time period specified in applicable rules and forms.

Our Chief Executive Officer and Chief Financial Officer have also determined that the disclosure controls and procedures are effective, except as noted below, to ensure that material information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to our management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow for accurate required disclosure to be made on a timely basis.

Except as noted below, our disclosure controls and procedures were effective as of June 25, 2010:

•
We do not have an independent Board of Directors, an independent Audit Committee, or a board member designated as an independent financial expert for the Company. The Board of Directors and Audit Committee are comprised largely of members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

Internal Control over Financial Reporting

Management performed an evaluation of the Company's internal controls over financial reporting as of December 25, 2009, the end of its fiscal year.  Based on this evaluation, management determined that its internal controls over financial reporting were not effective.  The following material weaknesses were identified:

•
We do not have an independent Board of Directors, an independent Audit Committee, or a board member designated as an independent financial expert for the Company. The Board of Directors and Audit Committee are comprised largely of members of management. As a result, there may be lack of independent oversight of the management team, lack of independent review of our operating and financial results, and lack of independent review of disclosures made by the Company.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended June 25, 2010 in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

On May 14, 2010, the Company completed a private placement stock offering where the Company issued 2.5 million units at a price of $.08 per unit for gross proceeds of $200 thousand. Each unit consisted of one share of Common Stock and one-half of one common share purchase Warrant. Each Warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

Item 3. Default on Senior Securities.

Not applicable

Item 4. Removed and Reserved.

Not applicable to smaller reporting company

Item 5. Other Information.

None

Item 6. Exhibits and Reports on form 8-K.

Exhibit No.	Description

31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Ralph Peterson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 9, 2010
Signature	Title	Printed Name	Date

/s/Ralph Peterson	CFO, Principal Financial Officer	Ralph Peterson	August 9, 2010
Signature	Title	Printed Name	Date