Form 10-Q
period 2010-09-24
Command Center, Inc.
filed 2010-11-04
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 24, 2010
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  ☐  Yes  ☒   No

Number of shares of issuer's common stock outstanding at November 3, 2010:      54,314,368

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

Interim results are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in the Company's annual report on Form 10-K for the year ended December 25, 2009.

Management
Command Center, Inc.
November 3, 2010

Command Center, Inc.

Balance Sheets

	September 24, 2010	December 25, 2009
	(Unaudited)
Assets
Current Assets:
Cash	$584,331	$69,971
Restricted cash	150,000	—
Accounts receivable trade, net of allowance for bad debts of $370,000 at September 24, 2010 and $300,000 at December 25, 2009	3,234,536	5,025,113
Other receivables - current	37,036	37,059
Prepaid expenses, deposits, and other	503,949	213,409
Prepaid workers' compensation	492,685	224,074
Current portion of workers' compensation risk pool deposits	1,200,000	1,300,000
Total current assets	6,202,537	6,869,626

Property and Equipment, Net	456,253	877,827

Other Assets:
Workers' compensation risk pool deposits	1,562,693	2,318,805
Goodwill	2,500,000	2,500,000
Intangible assets - net	213,491	323,937
Total other assets	4,276,184	5,142,742
Total assets	$10,934,974	$12,890,195
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable	$1,636,287	$2,174,504
Checks issued and payable	620,281	—
Line of credit facility	—	2,907,521
Accrued wages and benefits	833,332	694,079
Other current liabilities	—	224,491
Current portion of note payable	—	9,520
Short-term note payable, net of discount	114,345	1,025,000
Capital leases	11,425	—
Short-term note liquidity redemption payable	—	186,939
Stock warrant liability	1,177,904	413,026
Current portion of workers' compensation claims liability	1,295,369	1,801,423
Total current liabilitnies	5,688,943	9,436,503

Long-Term Liabilities
Note payable, less current portion	—	71,447
Common stock to be issued	12,200	922,000
Workers' compensation claims liability, less current portion	3,315,188	2,800,000
Total long-term liabilities	3,327,388	3,793,447
Total liabilities	9,016,331	13,229,950
Commitments and Contingencies (Notes 4, 6, 9 and 10)

Stockholders' Equity (Deficit)
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; no shares issued and outstanding	—	—
Common stock - 100,000,000 shares, $0.001 par value, authorized; 54,314,368 and 37,212,922 shares issued and outstanding, respectively	54,314	37,213
Additional paid-in capital	53,990,561	51,446,437
Accumulated deficit	(52,126,232)	(51,823,405)
Total stockholders' equity (deficit)	1,918,643	(339,755)
Total liabilities and stockholders' equity (deficit)	$10,934,974	$12,890,195

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Operations (Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 24, 2010	September 25, 2009	September 24, 2010	September 25, 2009
Operating Revenue:
Operating Revenue:
Revenue from staffing services	$19,674,071	$13,173,084	$50,542,743	$38,331,742
Other income	26,815	13,855	97,099	69,874
Total operating revenue	19,700,886	13,186,939	50,639,842	38,401,616
Cost of Staffing Services:
Temporary worker costs	13,504,804	8,957,172	34,926,139	26,282,246
Workers' compensation costs	878,804	463,401	2,294,231	2,170,542
Other direct costs of services	109,496	47,620	262,218	131,254
Total cost of staffing services	14,493,104	9,468,193	37,482,588	28,584,042
Gross Profit	5,207,782	3,718,746	13,157,254	9,817,574

Selling, General, and Administrative Expenses:
Personnel costs	2,124,479	1,860,868	5,625,516	6,039,755
Selling and marketing expenses	52,838	11,976	182,054	81,787
Transportation and travel	433,985	202,789	972,120	772,131
Office expenses	188,327	149,020	555,591	661,784
Legal, professional and consulting	126,247	168,900	583,343	583,276
Depreciation and amortization	144,268	194,050	431,127	609,598
Rents and leases	379,389	476,140	1,164,929	1,701,119
Other expenses	538,433	619,408	1,463,145	1,940,982
Total selling, general, and administrative expenses	3,987,966	3,683,151	10,977,825	12,390,432

Income (Loss) from Operations	1,219,816	35,595	2,179,429	(2,572,858)

Other Income (Expense):
Interest expense and other financing expense	(430,507)	(285,371)	(1,037,900)	(854,715)
Gain (loss) on debt extinguishment	4,491	—	(840,307)	(518,251)
Change in fair value of warrant liability	280,327	—	(604,048)	126,000
	(145,689)	(285,371)	(2,482,255)	(1,246,966)

Net Income (Loss)	$1,074,127	$(249,776)	$(302,826)	$(3,819,824)

Earning (Loss) per Share:
Basic	0.02	(0.01)	(0.01)	(0.10)
Diluted	0.02	(0.01)	(0.01)	(0.10)
Weighted Average Common Shares Outstanding:
Basic	51,558,983	37,041,172	45,484,621	36,660,036
Diluted	56,582,673	37,041,172	45,484,621	36,660,036

See accompanying notes to unaudited financial statements.

Command Center, Inc.

Statements of Cash Flows (Unaudited)

	Thirty-nine Weeks Ended
	September 24, 2010	September 25, 2009
Increase (Decrease) in Cash
Cash Flows from Operating Activities:
Net loss	$(302,827)	$(3,819,824)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	431,127	609,597
Gain on sale of building	(25,550)	—
Write-off of property and equipment	—	90,372
Amortization of note discount	235,792	75,000
Closed stores reserve	—	350,000
Loss on debt extinguishment	840,307	518,251
Change in fair value of stock warrant liability	604,048	(126,000)
Change in allowance for bad debt	70,000	—
Common stock issued for interest and services	48,200	62,919
Stock based compensation	31,848
Common stock issued for rent	112,404	—
Changes in assets and liabilities:
Accounts receivable trade, net	(1,186,944)	199,698
Other receivables	23	—
Other current liabilities	(224,491)	—
Prepaid expenses, deposits and other	(490,456)	294,905
Workers' compensation risk pool deposits	856,112	395,803
Accounts payable	(538,217)	442,570
Accrued wages & benefits	139,253	(308,194)
Workers' compensation insurance payable	109,134	137,456
Workers' compensation claims liability	(100,000)	(386,372)
Net cash provided (used) by operating activities	609,763	(1,463,819)

Cash Flows from Investing Activities
Proceeds on sale of building	156,690	—
Cash restricted by lender	(150,000)	—
Purchase of property and equipment	(11,811)	(17,577)
Net cash provided by investing activities	(5,121)	(17,577)

Cash Flows from Financing Activities
Proceeds (payments) on line of credit facility, net	—	432,831
Change in checks issued and payable	620,281	—
Costs of common stock offering and registration	(15,000)	—
Proceeds from private placement	420,000	—
Principal payments on notes payable	(1,115,563)	(979,688)
Net cash provided (used) by financing activities	(90,282)	(546,857)
Net Increase (Decrease) in Cash	514,360	(2,028,253)
Cash, Beginning of Period	69,971	2,174,960
Cash, End of Period	$584,331	$146,707
Non-cash Investing and Financing Activities
Fair value of warrants issued in connection with debt extinguishment	$160,830	$446,000
Common stock issued in connection with short term debt refinance	$1,500,000	$—
Line of credit settled with accounts receivable	$2,915,645	$—
Common stock issued for prepaid rent	$37,121	$—
Property and equipment financed	$11,425	$—

See accompanying notes to unaudited financial statements

NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION

Organization. Command Center, Inc. (the Company, us, we, or our) is a Washington corporation initially organized in 2000. The Company was reorganized in 2005 and 2006 and now provides on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the warehousing, landscaping, light manufacturing, construction, transportation, retail, wholesale, and facilities industries. As of September 24, 2010 we operated 50 stores located in 20 states, as well as 1 additional operation site relating to the Gulf Coast oil spill.

Reclassifications. Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Restricted Cash. We maintain a cash balance that is restricted under a Letter of Credit requirement of a creditor.

Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. Actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

Going Concern. The accompanying financial statements have been prepared under the assumption that we will continue as a going concern. We have incurred losses since our inception and we do not have sufficient cash at September 24, 2010 to fund normal operations for the next 12 months. Our only source of recurring revenue and cash is from continued, successful operation of temporary labor stores. Our plans for long-term continuation as a going concern include financing our future operations through sales of our common stock, the exercise of outstanding warrants, entering into debt transactions, and the return of deposits from our workers' compensation risk pool deposits. Additionally, the current capital markets and general economic conditions in the United States are significant obstacles to raising the required funds. These factors raise substantial doubt about our ability to continue as a going concern.

The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If the going concern basis was not appropriate for these financial statements, adjustments would be necessary in the carrying value of assets and liabilities, the reported expenses, and the balance sheet classifications used.

NOTE 2 — EARNINGS PER SHARE

We follow financial accounting standards which requires the calculation of basic and diluted earning per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or convertible debt. Total potential dilution of common stock outstanding at September 24, 2010 was 5,023,690 and common stock equivalents outstanding September 25, 2009 were not included in the calculation because their inclusion would have been considered anti-dilutive. Total common stock equivalents at September 24, 2010 and September 25, 2009 were 16,096,380 and 10,762,803, respectively.

NOTE 3 — RELATED PARTY TRANSACTIONS

Share Issue. During the third quarter, we completed a private placement stock offering to Glenn Welstad, our CEO, where we issued 2.75 million units at a price of $.08 per unit for gross proceeds of $220 thousand. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

We also authorized the issuance of 150 thousand shares of our common stock to Mr. Peterson, our CFO, for services he performed for us during the year ended December 25, 2009. We recorded $12,000 in compensation expense for the shares based on their fair value at the date of grant. The shares were recorded as common stock to be issued on our balance sheet dated December 25, 2009 and were issued in the second quarter of 2010.

Warrant Exercise. Ralph E. Peterson, our CFO, purchased 250,000 shares of our common stock through the exercise of warrants. We issued the warrants to Mr. Peterson during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital. We determined the warrants had a nominal fair value at the date of grant. The warrants were exercisable at $.08 with a four year term. Mr. Peterson exercised the warrants on October 1, 2009. The shares were recorded as common stock to be issued on our balance sheet dated December 25, 2009 and were issued in the second quarter of 2010.

Also refer to Notes 5 and 7 for additional related party disclosure.

NOTE 4 — LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT

On February 19, 2010, we entered into a new agreement relating to our line of credit facility with our principal lender. This new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed on December 25, 2009. The new agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at September 24, 2010. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at September 24, 2010 were approximately $4.9 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At September 24, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The new agreement requires that the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At September 24, 2010 we were in compliance with this covenant.

NOTE 5 — SHORT-TERM NOTE PAYABLE

On March 24, 2010 we entered in to an amendment agreement with Sonoran Pacific Resources regarding the short term note owed them, which had been in default since October 30, 2009. The amendment called for us to issue the lender a combination of shares of common stock, a new convertible promissory note, and warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845 thousand has been recognized on our statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, warrants, and a beneficial conversion feature embedded within the debt.

The new convertible promissory note had an initial principal balance of $1.3 million and bears simple interest at 12% per annum. Principal and interest payments calculated based upon weekly revenue levels, or a minimum payment of $5,000, are due each week. The note is due and payable on or before December 31, 2010 and is convertible into shares of our common stock at a price equal to 80% of the average closing bid price for the common stock for the 20 trading days prior to the notice of conversion. The remaining principal balance on the convertible note as of September 24, 2010 is $114,315. We recorded a discount on debt of approximately $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount is being amortized to interest expense over the life of the note using the effective yield method. The discount was determined using the intrinsic value method which approximates the amount by which the convertible instrument exceeds the principal amount of the note.

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

The fair value of the warrants were estimated at approximately $161 thousand on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

Exercise price	$0.08
Expected term (years)	1
Expected volatility	164.8%
Dividend yield	—%
Risk-free rate	2.53%

NOTE 6 — WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary and permanent workers with workers' compensation insurance.  At September 24, 2010, we maintained workers' compensation policies through AMS Staff Leasing II (AMS) for coverage in 18 of the 20 states in which we operate.  The other two states are the monopolistic jurisdictions of Washington and North Dakota, where coverage is provided under mandatory government administered programs. The AMS coverage is a large deductible policy, while the government mandated coverage in the monopolistic states are guaranteed loss programs with no deductible.  While we have primary responsibility for all claims under the AMS policy, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence. This results in our being substantially self insured.

From June 28, 2009 through December 31, 2009, we maintained workers' compensation coverage through TSE PEO, Inc. (TriState) for the states of California and South Dakota. Prior to TriState, the workers' compensation insurance for California and South Dakota was provided by Arch Insurance Group (Arch). The Arch policy covered our workers in those two states for the period from June 27, 2008 through June 27, 2009. Before the inception of the AMS and Arch policies, we were insured by the American International Group (AIG). The AIG and Arch policies also provided for reimbursement for covered losses in excess of $250,000 per occurrence.

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

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: self-insurance reserves net of the discount; insurance premiums; and premiums paid in monopolistic jurisdictions.  Workers' compensation expense for our temporary workers totaled approximately $2.3 million and $2.2 million for the thirty-nine weeks ended September 24, 2010 and September 25, 2009, respectively.

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

NOTE 7 — STOCKHOLDERS EQUITY

Issuance of Common Stock. On July 6, 2010, we completed a private placement stock offering to Glenn Welstad, our CEO, where we issued 2.75 million units at a price of $.08 per unit for gross proceeds of $220 thousand. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

In the thirteen weeks ended September 24, 2010 we issued 120,000 shares for services. Aggregate value of shares issued was $24,600.

On May 14, 2010, we completed a private placement stock offering where we issued 2.5 million units at a price of $.08 per unit for gross proceeds of $200 thousand. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

In the thirteen weeks ended June 25, 2010 we issued 833,333 shares of common stock for rent. Aggregate value of shares issued was $116,667.

In the thirteen weeks ended March 26, 2010 we issued 898,113 shares for rent and services. Aggregate value of shares issued was $96,259.

All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance or the date the services were earned.

The following warrants for our common stock were issued and outstanding for the thirty-nine weeks ending September 24, 2010 and September 25, 2009, respectively:

	September 24, 2010	September 25, 2009
Warrants outstanding at beginning of period	10,762,803	7,762,803
Issued	4,125,000	4,450,000
Exercised	—	(250,000)
Cancelled	—	(1,200,000)
Warrants outstanding at end of period	14,887,803	10,762,803

A detail of warrants outstanding at September 24, 2010 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.15 per share	4,200,000	4/1/2014
Exercisable at between $0.08 and $1.00 per share	1,500,000	03/15/11 to 03/15/15
Exercisable at between $0.08 and $1.00 per share	2,625,000	4/15/11 to 4/15/2015
	14,887,803

The fair value of outstanding warrant defined as a derivative instrument per the Accounting Standards Codification (ASC) are estimated each period using the Black-Scholes model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $604 thousand for the thirty-nine weeks ending September 24, 2010.

NOTE 8 — STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options are granted for a term of five years from the date of grant. Stock options granted vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were no options vested at September 24, 2010.

During the thirty-nine weeks ended September 24, 2010, we granted 2,552,000 and 500,000 stock options to employees, officers and directors exercisable at a price of $.17 and $.19, respectively, until May 6, 2015.

The following table reflects the summary of stock options outstanding at September 24, 2010 and changes during the thirty-nine weeks ended September 24, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of Shares	Exercise Price	Fair Value	Intrinsic
	Under Options	Per Share	Per Share	Value
Outstanding, December 25, 2009	—	$—	$—	$—

Granted	3,052,000	0.17	0.15	793,520
Forfeited	(232,000)	0.17	0.15	(60,320)
Outstanding, September 24, 2010	2,820,000	$0.17	$0.15	$733,200

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Currently we do not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

Thirty-Nine Weeks
Ended September 24, 2010
Expected term (years)	5.0
Expected volatility	142.72%
Dividend yield	—%
Risk-free rate	2.13%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected postvesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the postvesting effects due to turnover. During the thirty-nine weeks ended September 24, 2010, we recognized share-based compensation expense of approximately $32 thousand relating to the issuance of stock options.

The following table reflects the summary of our nonvested stock options outstanding at December 25, 2009 and changes during the thirty-nine weeks ended September 24, 2010:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested, December 25, 2009	—	$—	$—	$—

Granted	3,052,000	0.17	0.15	793,520
Vested	—	—	—	—
Forfeited	(232,000)	0.17	0.15	(60,320)
Nonvested, June 25, 2010	2,820,000	$0.17	$0.15	$733,200

As of September 24, 2010, there was unrecognized share-based compensation expense totaling approximately $299 thousand relating to non-vested options that will be recognized over the next 3.63 years.

The following summarized information about the stock options outstanding at September 24, 2010:

			Weighted Average
		Weighted Average	Remaining
	Number	Exercise Price	Contractual	Aggregate
	of Options	Per Share	Life (years)	Intrinsic Value
Outstanding	2,820,000	0.17	4.63	733,200
Exercisable	—	—	4.63	—

Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the expected postvesting exercise rate. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of our stock options. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

NOTE 9 — EVERYDAY STAFFING LLC TAX LIABILITIES

On June 30, 2006, we acquired three locations from Everyday Staffing LLC (Everyday Staffing) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of $113,349. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the date of acquisition. The State of Washington requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

The first claim relates to business and occupation and excise tax obligations in the approximate amount of $250 thousand. Upon receipt of the notice, we contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against us, we agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable to us.  In the 52 weeks ended December 25, 2009, we paid Everyday Staffing's business and occupation and excise tax obligations totaling approximately $231 thousand. During this time, Everyday Staffing took no apparent action to settle its obligations to us or the State of Washington.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against us are based on the theory of successor liability. The Department of Labor and Industries (the Department) has estimated the amount of the unpaid industrial insurance premiums of approximately $1.2 million plus interest. The Company has disputed the amount due and we have referred the matter to counsel. The amount claimed by the Department is based on an audit of Everyday Staffing in which the auditor appears to have made unsupportable assignments of workers' compensation job codes, hours worked and other estimates of amounts due, all of which we believe to be grossly misstated. Our review of Everyday Staffing's financial records shows that payments made to the Department approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

Based upon the theory of successor liability, the Department issued two Notices and Orders of Assessment of Industrial Insurance Taxes (Notice(s)) to us.  The first Notice claims and assesses taxes of approximately $57 thousand and the second Notice claims and assesses the amount of approximately $901 thousand. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing its administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our Balance Sheet for the amount claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

In response to our position that we are not the legal successor to Everyday Staffing, the Department asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing, LLC (Everyday Staffing II).  Everyday Staffing II was organized by the members of Everyday Staffing after Everyday Staffing was administratively dissolved by the state. The assertion by the State of Washington of successor liability against Everyday Staffing II is consistent with the position advanced by us that Everyday Staffing II, and not Command Center, Inc., is the only successor to the entity against which the industrial insurance taxes were assessed.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center, Inc. for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, we have filed a lawsuit against Everyday Staffing and Mr. Moothart, seeking indemnification and monetary damages. On July 15, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

NOTE 10 — COMMITMENTS AND CONTINGENCIES

Capital leases. We lease computer hardware as a normal part of our operations. Certain leased computer hardware with a bargain purchase option are capitalized and classified as a capital lease. At September 24, 2010, equipment under capital leases amounted to approximately $24 thousand (net of accumulated amortization of $489).

Future minimum lease payment under capital leases, and the net present value of the minimum lease payments as of September 24, 2010 are as follows:

Year Ending:
December 31, 2010	$6,150
December 31, 2011	5,475
Total minimum lease payments	11,625
Less: Amounts representing interest	(200)
Present value of net minimum lease payments	11,425

The present value of net minimum lease payments are reflected on our Balance Sheet as a current obligation as Capital leases.

Contingent payroll and other tax liabilities. In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers' compensation insurance fund taxes, and other liabilities. We structured the acquisitions as an asset purchase and agreed to assume only the liability for each entity's accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless Command Center, Inc. from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the selling entities) are primarily liable for these obligations. The owners of the selling entities may also be liable. In most cases, the selling entities were owned or controlled by Glenn Welstad, our CEO.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400 and $600 thousand and that total payroll taxes due to the IRS is between $1 and $2 million.

The Asset Purchase Agreement governing these transactions required that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

We have not accrued any liability related to these claims for state payroll and other tax liabilities and total payroll taxes due to the IRS. We have been advised by outside legal counsel that the likelihood of showing successor liability for the federal payroll tax liability claims remains remote. We would be adversely affected if the state and/or federal government was able to show that we are liable for these claims.

Leases on closed stores. Over the last two years, we have closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009 management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. We are also seeking replacement tenants for the properties and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we have recorded a reserve for closed store leases. This amount represents management's best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at September 24, 2010 is approximately $141 thousand under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $100 and $400 thousand depending on how the real estate market performs in the next twelve months.

NOTE 11 — SUBSEQUENT EVENTS

On October 20, 2010 Ralph Peterson was succeeded by Jeff Mitchell as our Chief Financial Officer. Refer to the current report dated October 22, 2010 filed with the SEC.

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

The following table reflects operating results in the 13 weeks ended September 24, 2010 compared to the thirteen weeks ended September 25, 2009.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended
	September 24, 2010		September 25, 2009
Operating Revenue	$19,700,886		$13,186,939
Cost of Staffing Services:
Temporary worker costs	13,504,804	68.5%	8,957,172	67.9%
Workers' compensation costs	878,804	4.5%	463,401	3.5%
Other direct costs of services	109,496	0.6%	47,620	0.4%
	14,493,104	73.6%	9,468,193	71.8%
Gross Profit	5,207,782	26.4%	3,718,746	28.2%
Selling, General, and Administrative Expenses:
Personnel costs	2,124,479	10.8%	1,860,868	14.1%
Selling and marketing expenses	52,838	0.3%	11,976	0.1%
Transportation and travel	433,985	2.2%	202,789	1.5%
Office expenses	188,327	1.0%	149,020	1.1%
Legal, professional and consulting	126,247	0.6%	168,900	1.3%
Depreciation and amortization	144,268	0.7%	194,050	1.5%
Rents and leases	379,389	1.9%	476,140	3.6%
Other expenses	538,433	2.7%	619,408	4.7%
	3,987,966	20.2%	3,683,151	27.9%

Income (Loss) from Operations	1,219,816	6.2%	35,595	0.3%
Other Income (Expense)	(145,689)	(0.7)%	(285,371)	(2.2)%
Net Income (Loss)	$1,074,127	5.5%	$(249,776)	(1.9)%

Results of Operations
13 Weeks Ended September 24, 2010
Summary of Operations: Revenue in the 13 week period ended September 24, 2010 was $19.7 million compared to $13.2 million in the thirteen weeks ended September 25, 2009, an increase of 49%. Increased business activity among our customers leading to an increase of operations across most of our branches is the primary factor that drove the incline. The staffing industry is widely recognized as a leading indicator of economic trends. As the economy begins to improve, our revenues tend to increase.
The current business climate still presents significant challenges to smaller on-demand labor companies like us. Many of our customers and prospective customers remain wary of increasing their levels of business activity. The precipitous fall of the economy over the past two years has impacted our revenues, our cash flow and our liquidity. While we have been able to attain increased revenue and profitability in recent months and to improve our liquidity, there can be no assurance that this trend will continue.

At September 24, 2010, we were operating 50 stores located in 20 states as well as 1 additional operation sites relating to the Gulf Coast oil spill compared to operating 50 stores in 20 states at September 25, 2009.
Cost of Services: The cost of services was 73.6% and 71.8% of operating revenue for the thirteen weeks ended September 24, 2010 and September 25, 2009, respectively. The major factor that influenced this increase in relative costs was an increase in workers' compensation costs due to an increase in filed claims. An increase in the cost of temporary workers as well as an increase in per diem costs also contributed to this rise in relative costs.
Workers' compensation costs for the thirteen weeks ended September 24, 2010 and September 25, 2009 were $879 thousand, or 4.5% of revenue, and $463 thousand, or 3.5% of revenue, respectively. The increase is primarily due to an overall increase in operations and an increase in actual claims filed.
Gross Margin: The factors impacting gross margin for the thirteen weeks ended September 24, 2010 are discussed under cost of services above. Gross margins for the thirteen weeks ended September 24, 2010 and September 25, 2009 were 26.4% and 28.2%, respectively. The current recessionary economic climate has created pressure on our gross margins. In an effort to increase margins, we have taken steps to reduce pay rates and increase bill rates.
Selling, General and Administrative Expenses (SG&A): As a percentage of revenue, SG&A for the thirteen weeks ended September 24, 2010 and September 25, 2009 were 20.2% and 27.9%, respectively. SG&A for the thirteen weeks ended September 24, 2010 have increased by approximately $222 thousand when compared to the thirteen weeks ended September 25, 2009 while revenue from operations have increased by approximately $6.5 million over the same period. This increase in SG&A is due primarily to an overall increase in operations.
Thirty-Nine Weeks Ended September 24, 2010
Summary of Operations. Revenue for the thirty-nine weeks ended September 24, 2010 was $50.6 million compared to $38.4 million in the thirty-nine weeks ended September 25, 2009, an increase of 31.9%.
Store Operations: In the fourth quarter of 2009 and the through the third quarter of 2010, we developed and implemented a sales program focused on solution selling concepts and activity tracking as a means of offsetting the downward pressure on revenues. The sales program has been rolled out to all branches and we believe it will allow us to hold sales at higher levels than if we had not implemented the program. We also believe that the sales program will have a positive impact on revenue growth as the economy begins to recover. Additionally, we have focused more of our sales activity on those business sectors that are less impacted by the economic downturn such as event services, hospitality, disaster recovery, and other non-traditional on-demand labor customers.
Cost of Services. The cost of services was 74.0% and 74.4% of operating revenue for the thirty-nine weeks ended September 24, 2010 and September 25, 2009, respectively. The major factors that influenced this decrease in relative costs are increased revenue and the implementation of our sales program coupled with a decrease in workers' compensation costs.
Workers' compensation costs for the thirty-nine weeks ended September 24, 2010 and September 25, 2009 were $2.3 million, or 4.5% of revenue, and $2.2 million, or 5.7% of revenue, respectively. The percentage decrease is a function of several factors. Part of the reduction is attributable to a change in our insurance carrier. In May of 2008, we changed our workers’ compensation insurance carrier and found that our new carrier is much more aggressive in evaluating and paying claims costs. As our cost of workers' compensation as a percentage of revenue spiked up between the fourth quarter of 2007 and the second quarter of 2008, we increased our focus on cost control measures, including implementation of additional safety programs and greater emphasis on claims administration. The efforts undertaken to control these costs in late 2007 through the change in carriers in mid-2008 continue to positively affect our gross income and we expect this trend to continue into the foreseeable future.
Gross Margin. Gross margins for the thirty-nine weeks ended September 24, 2010 and September 25, 2009 were 26.0% and 25.6%, respectively. The current recessionary economic climate has created pressure on our gross margins. In an effort to increase margins, we have taken steps to reduce pay rates and increase bill rates to offset non-standard costs of providing services for large scale disaster recovery projects, such as the Gulf Coast oil spill.
Selling, General and Administrative Expenses (SG&A): As a percentage of revenue, SG&A for the thirty-nine weeks ended September 24, 2010 and September 25, 2009 were 21.7% and 32.3%, respectively. SG&A for the thirty-nine weeks ended September 24, 2010 have decreased by $2.6 million when compared to the thirty-nine weeks ended September 25, 2009 while revenue from operations have increased by $12.2 million over the same period. This decrease in SG&A is due primarily to a decrease in personal costs, office expenses, and rent and lease expense.

Liquidity and Capital Resources.
Accounts Receivable. At September 24, 2010, we had total current assets of $6.2 million and current liabilities of $5.7 million. Included in current assets are trade accounts receivable of $3.2 million (net of allowance for bad debts of $370,000). Our cash position at September 24, 2010 was $584 thousand. Weighted average aging on our trade accounts receivable at September 24, 2010 was 32 days . Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended

September 24, 2010 was 0.14%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 90 days and the collection agent pursues collection for another 30 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.
Financing. On February 19, 2010, we entered into a new agreement relating to our line of credit facility with our principal lender. This new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed on December 25, 2009. The new agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at September 24, 2010. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at September 24, 2010 were approximately $4.9 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At September 24, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.
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

The new convertible promissory note had an initial principal balance of $1.3 million and bears simple interest at 12% per annum. Principal and interest payments calculated based upon weekly revenue levels, or a minimum payment of $5,000, are due each week. The note is due and payable on or before December 31, 2010 and is convertible into shares of our common stock at a price equal to 80% of the average closing bid price for the common stock for the 20 trading days prior to the notice of conversion. We recorded a discount on debt of approximately $387 thousand for the beneficial conversion feature embedded in the convertible note. The discount is being amortized to interest expense over the life of the note using the effective yield method. The discount was determined using the intrinsic value method which approximates the amount by which the convertible instrument exceeds the principal amount of the note.

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
On September 24, 2010, the remaining principal balance on the convertible promissory note was $114,345. Subsequent to the end of the quarter, the remaining balance has been paid in full.
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
Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the selling entities) are primarily liable for these obligations. The owners of the selling entities may also be liable. In most cases, the selling entities were owned or controlled by Glenn Welstad, our CEO.
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
Capital Requirements. We expect that additional capital will be required to fund operations during fiscal year 2010. Our capital needs will depend on store operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We currently have approximately 14.9 million warrants outstanding which may offer a source of additional capital if exercised. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2010.
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

Item 4. Controls and Procedures.

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

An evaluation was carried out under the supervision, and with the participation of, our management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a - 15(e) and Rule 15d - 15(e) of the Securities and Exchange Act of 1934, as amended). Based on that evaluation management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective at the end of the period covered by this report to ensure that information we are required to disclose in the reports we file or submit under the Securities and Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us and was accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There have been no changes during the quarter ended September 24, 2010 in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting. We continue to dedicate considerable resources to spearhead remediation efforts and continue to address the disclosed deficiencies. We have implemented new reconciliation procedure to ensure that information is properly recorded in our accounting system. We have also taken steps to remedy segregation of duties with complex technical accounting matters.

PART II. OTHER INFORMATION.

Item 1. Legal proceedings.

None

Item 2. Unregistered Sales of Equity Securities.

On July 14, 2010, we completed a private placement stock offering where we issued 5.25 million units at a price of $.08 per unit for gross proceeds of $420 thousand. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

Item 3. Default on Senior Securities.

Not applicable

Item 4. Removed and Reserved.

Not applicable to smaller reporting company

Item 5. Other Information.

None

Item 6. Exhibits and Reports on form 8-K.

Exhibit No.	Description

31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeff R. Mitchell, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeff R. Mitchell, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/ Glenn Welstad	President and CEO	Glenn Welstad	November 3, 2010
Signature	Title	Printed Name	Date

/s/ Jeff R. Mitchell	CFO, Principal Financial Officer	Jeff R. Mitchell	November 3, 2010
Signature	Title	Printed Name	Date