Form 10-K
period 2010-12-31
Command Center, Inc.
filed 2011-03-16
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No☒
Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☒
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter:   $12,293,000 as of June 25, 2010

The number of shares of the Registrant's Common Stock outstanding as of March 16, 2011 was: 56,184,368
Documents Incorporated by Reference: None

COMMAND CENTER, INC.
FORM 10-K
December 31, 2010

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

“CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

Item 1.    BUSINESS

Introduction and General Background

We were organized as Command Staffing, LLC on December 26, 2002. We commenced operations in 2003 as a franchisor of on-demand labor businesses. On November 9, 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer. On November 16, 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. On May 12, 2006, we acquired 48 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator.  On June 30, 2006, we acquired an additional nine on-demand labor stores from our franchisees. We also opened 20 additional stores during the year. All of our former franchised stores have either been acquired or ceased operation and we currently generate all of our revenue from on-demand labor store operations and related activities.

We currently own and operate 50 on-demand labor stores located in 22 states. Our principal executive offices are located at 3773 West Fifth Avenue, Post Falls, Idaho 83854, and our telephone number is (208) 773-7450. We maintain an internet website at www.commandonline.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report.

Industry Overview

The on-demand labor industry grew out of a desire on the part of businesses to have a flexible staffing plan. Many businesses operate in a cyclical environment and staffing for peak production period's means over staffing in slower times. Companies also seek a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers employers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruitment and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger employment pool of tried and tested temporary staff members.

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and background check requirements vary among industries and also vary among employers within the same industry. We operate primarily within the short-term, unskilled and semi-skilled segments of the on-demand labor industry. We oversee the operation of multiple locations from a single corporate office. We endeavor to customize our services according to the unique opportunities and assets presented by each of our locations while leveraging our overall size. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment for our temporary staff members (referred to as Field Team Members).

Business

Our Vision: To be the undisputed industry leader from the perspective of our shareholders, clients, Field Team Members, internal staff members, and competitors. Every decision we make maintains this fundamental motivation. To this end, we are actively and aggressively looking to grow revenue, increase net income, and expand our national footprint.

Our On-demand Labor Store Operations: We are building a national network of on-demand labor stores. We currently operate 50 stores serving thousands of customers and employing tens of thousands of Field Team Members. Our stores are located in 22 states, with 37 stores located in urban locations and 13 stores located in suburban areas. Our stores are typically located in proximity to concentrated commercial and industrial areas but we also plan our locations with the Field Team Member’s needs in mind. Our locations are typically accessible to public transportation and other services that are important to Field Team Members. We have developed a store demographic model that is used to identify and qualify future possible store locations.

During most of 2010, we placed a hold on new store expansion and focused on solidifying our existing infrastructure and service delivery. We took the recent economic downturn as an opportunity to expand into new niches and focus on the fundamentals of our business: product quality, customer service, sales process, and people. This "getting back to basics," has positioned us for increased profitability and expansion as the economy continues to improve. Our planning efforts have also lead to an increase in same store sales performance.

In 2010, we opened 3 new locations and closed 3 under-performing locations. These closures, while contrary to our overall goal of expansion, will allow our team to focus specifically on achieving greater profitability at stores that were meeting or exceeding expectations. We will continue to carefully balance our store expansion goals against prudent return on investment analysis. We are seeing several indications of a strengthening economy and are continuing with our plan to expand our national network of on-demand labor staffing stores.

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores. The intention and structure of our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing and retaining the qualified personnel needed to meet our business, financial, and growth objectives. Our personnel practices are designed to support our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our business.

Our Temporary Staff (Field Team Members): Our Field Team Members are our product and represent a key asset. Our success is based on our ability to attract, train, motivate, and reward these important constituents. We have invested in many proprietary programs designed to create a long term relationship with top-performing Field Team Members. Some of these programs include health insurance coverage, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our Field Team Members by name and show appreciation for the value they bring to our organization and to our client’s workplace.

The pool of available Field Team Members is sufficient and diverse enough to meet current client needs. However, we continue to seek additional Field Team Members through Internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 29,000 W-2 forms in 2010.

Our Customers: In 2010 we serviced approximately 2,800 clients in a variety of industries that are considered small to medium sized companies. Our ten largest customers accounted for approximately 28% of our revenue for the fiscal year ended December 31, 2010. The top six industries we serve are restoration, wholesale trades, manufacturing, hospitality, construction, and retail industries.

Our Marketing Strategy: We recognize that our clients are too busy to have time taken by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenge. We have developed our own unique marketing approach to fit this situation. Our sales process starts by learning about our prospects. We facilitate conversations with our prospects, which educates us on their staffing challenges and helps the prospect articulate their desired outcome. Together, we create an action plan that draws on our core competencies to fulfill the needs for the prospect. Once we have fulfilled one need, we consistently strive to meet future needs, and what started as a business prospect becomes a repeat client.

Not only is it important that sales activities follow our Command Sales Process, it is also important to ensure that the number of sales activities are consistent with our growth targets. To that end, we have included an accountability component as one of the key metrics of our Command Sales Process. We completed the training and implementation of our Command Sales Process in early 2009, and we have seen positive results from this program for almost two years.

As we expand our national network of on-demand labor stores, we are finding that we serve our existing customers from multiple stores, across multiple cities, and in many cases, across multiple states. In 2011, we will be focused on building national accounts and developing new store locations around economically feasible national account needs.

Our Growth: Our primary objective is to increase revenues generated by our existing network of branch offices. However, we do look to strategically open new offices and grow our national foot print in the near future in order to service a growing pool of national clients. Additionally, we continue to develop our sales programs to better identify customer needs and expand our customers’ use of our temporary employees to meet their staffing needs.

Our Workers’ Compensation Coverage: We are required to provide our temporary and permanent workers with workers’ compensation insurance. Currently, we maintain large deductible workers compensation insurance coverage through AMS Staff Leasing II (“AMS”) in 20 of the 22 states in which we operate. The AMS policy covers the premium year from May 13, 2010 through May 12, 2011, except in California, where the policy year is from January 1, 2010 through December 31, 2010. While we have primary responsibility for all claims, our insurance coverage provides reimbursement for covered losses and expenses in excess of our deductible. For workers’ compensation claims arising in the states where coverage is provided through AMS, our workers’ compensation policy covers any claim in excess of $250,000 on a “per claim” basis. This results in us being substantially self-insured. Of the 20 states in which we are covered through AMS, the policy is underwritten by Dallas National Insurance Company in 18 states and Companion in California and Florida. During 2009, coverage was provided in California and South Dakota through Arch Insurance Company (Arch) for the policy year from May 13, 2008 through June 26, 2009. Beginning on June 27, 2009 and continuing through December 31, 2009, coverage for California and South Dakota was provided through TSE PEO, Inc. In all of the other non-monopolistic states, our workers’ compensation coverage was obtained through AMS and Dallas National since the beginning of 2009.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs (our “monopolistic jurisdictions”). We have no liability associated with claims in these jurisdictions.

Our Safety Program: To protect our workforce and help control workers’ compensation insurance rates, we have implemented a company-wide safety program aimed at increasing awareness of safety issues. Safety training is accomplished through videos, employee safety manuals and, safety testing. Managers conduct job site safety inspections on all new jobs to assure that customers utilizing our temporary staff are doing so in a safe environment. We maintain a safety point's incentive program to reward our Field Team Members for working accident free. We also encourage our workers to report unsafe working conditions.

Our Seasonality:  The short-term manual labor sector of the on-demand labor business is subject to seasonal fluctuation. Many of the jobs filled by Field Team Members are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during the fall and through the winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will affect financial performance from period to period.

Our Competition: The short-term manual labor sector of the on-demand labor industry is highly competitive with low barriers to entry. Many of the companies operating in this sector are small local or regional operators with five or fewer locations. Within their markets, these small local or regional firms compete with us for the available business. The primary competitive factors in our market segment include price, service, and the ability to provide the requested workers when needed. Secondary factors include worker quality and performance standards, efficiency, ability to meet the business-to-business vendor requirements for national accounts, name recognition and established reputation. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small local and regional on-demand labor providers.

As a result of the current economic environment many of our smaller local competitors have adopted a more aggressive pricing policy to attract business. The lower margins our competitors are willing to accept has caused some of our customers to seek price reductions from us under threat of moving their business. This has affected our margins for the last two years. Our product differentiation helps to offset this trend. At the same time, we have worked to reduce our cost of sales in order to maintain margins at targeted levels.

We also face competition from a small number of larger, better capitalized operators. Our larger competitors include True Blue, Inc. (doing business as “Labor Ready”), Adecco, Kelly Services, Inc., Manpower, Inc., Spherion Corp. and Volt Information Services, Inc. The other large competitors have divisions that operate in the light industrial or construction segments of our industry but are primarily focused on skilled trades and professional placements. The presence of these larger competitors in our markets may provide significant pricing pressure and could affect our ability to price our on-demand labor services at profitable levels.

Our largest competitor in the short-term manual labor sector of the on-demand labor industry is Labor Ready with approximately 600 branch offices in all 50 states and Canada.

In addition to the large competitors listed above, we also face competition from smaller regional firms that are much like us in terms of size and market focus. As we attempt to grow, we will face increasing competition from regional and national firms that are already established in the areas we have targeted for expansion.

Government Regulation:  We are subject to a number of government regulations, including those pertaining to wage and hour's laws, equal opportunity, workplace safety, maintenance of workers’ compensation coverage for employees, and legal work authorization and immigration laws. With national attention on immigration and related security issues, we anticipate increased regulatory effect on our operations. In addition to the federal laws, many states have adopted, and continue to adopt, laws and regulations relating to verification of work eligibility. As a matter of corporate policy, work eligibility for all new Command Center employees is verified through the E-Verify System maintained by the U.S. department of Homeland Security.

Our Trademarks and Trade Names: We have registered “Command”, “Command Center,” “Command Staffing”, “Command Labor”, “Apply Today, Daily Pay,” “A Different Kind of Labor Place” and “Labor Commander” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

Intellectual Property: We have software systems in place to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, accounts payable and payroll. Our software systems also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information and we refine our systems and processes by focusing on what actually works in the real world. We take best practices information from our higher performing stores and propagate this information across all operating groups to produce consistent execution and improvements in company-wide performance averages.

Our Real Property: At the end of fiscal year 2009, we owned a beneficial interest in one parcel of real estate located in Yuma, Arizona that houses one of our on-demand labor locations. On February 2, 2010, we closed escrow on the sale and leaseback of that property. The sale price was $150,000.

We presently lease office space for our corporate headquarters in Post Falls, Idaho. We pay $4,448 per month for use of the building. The lease on this facility expires on December 31, 2011.

We also lease the facilities of all of our store locations. All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

We believe that our corporate offices and each of the store locations are adequate for our current needs. As the economy improves and we begin to expand, we will lease additional locations as needed.

Our Employees: We currently employ 21 full time personnel at our corporate headquarters in Post Falls, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 150 field operations staff located at the various on-demand labor stores, and area and regional operations centers. We employed approximately 29,000 temporary workers, primarily in short duration temporary positions, during 2010. As our business grows, the number of corporate, internal staff and temporary workers that we employ will also grow.

Available Information: We are subject to the informational requirements of the Securities Exchange Act of 1934 and, in accordance therewith, file reports and other information with the SEC. Our reports and other information filed pursuant to the Securities Exchange Act of 1934 may be inspected and copied at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Room of the SEC at J100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a Web site that contains reports and other information regarding registrants that file electronically with the SEC. The address of the SEC’s Web site is www.sec.gov.

Our internet address is www.commandonline.com.

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

Business Risks

We have a history of net losses. We incurred net losses in each fiscal year since our inception other than the fiscal year ended December 31, 2005. For the fiscal year ended December 31, 2010, we incurred a net loss of approximately $1.56 million. For the fiscal year ended December 25, 2009, we incurred a net loss of approximately $5.96 million. Our historical losses have resulted primarily from the costs of consolidation of the franchisees, time needed to change the culture of our former franchisees from independent operators to a centralized command and control structure, the scale of our corporate infrastructure, and impairment of goodwill. Our current year loss resulted primarily from non-cash extinguishment of debt and change in the fair value of our outstanding warrants. We may continue to incur additional operating losses through fiscal year 2011. We make no assurance that our revenue will increase or that we will be profitable in any future period.

Our business is impacted by fluctuations in the general economy. The staffing needs of our customers vary greatly with the overall condition of the economy. While general economic conditions appear to be improving, the changes are gradual, and many customers are limiting and may continue to limit their spending on the services which we provide, which could limit our growth or cause a reduction in our sales, thereby having a material adverse effect on the Company's financial and operating performance. While our revenue for the fiscal year ending December 31, 2010 was approximately 35% greater than the revenue in fiscal 2009, it was still 12% less than the sales for the fiscal year ending December 26, 2008. This decline is largely the result of the sluggish economic conditions. Deterioration of general economic conditions would have an adverse material effect on our business, financial condition and results of operations.

We will require additional working capital to implement our current and future business plans. We will require more working capital to fund customer accounts receivable and continue to expand our operations. We may require more capital in 2011 to meet our operating expenses and make timely payments to our vendors, and refine and improve the efficiency of our business systems and processes. We will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, or at all. If we are unsuccessful in securing needed capital, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

Our historical financial information is of limited utility as a basis for evaluation of our business. We were incorporated in December 2002, began operations in 2003, and operated as a franchisor until April 2006, when we changed our business model to operator of on-demand labor stores. Our financial statements for periods prior to April 1, 2006, are not comparable to our financial statements for later periods. As a result, we have a limited operating history and limited financial results that you can use to evaluate our business and prospects. Although we previously experienced significant growth, during the fiscal years ending December 31, 2010 and December 25, 2009, we closed three and seven under-performing stores, respectively. Because we have limited historical financial data upon which to base planned operating expenses and forecast operating results, and also because of the uncertainties associated with current national economic conditions, we cannot be certain that our revenue will be sufficient to achieve or maintain profitability on a quarterly or annual basis.

Changes in our business model and strategy may be difficult to manage. During 2006, we changed our business model from franchisor to on-demand labor store operator, acquired 57 on-demand labor stores and opened an additional 20 stores. This shift in focus and rapid growth required additional personnel, software capabilities, and infrastructure. With the shift in the overall direction of the economy, we have closed 38 stores since 2008. If management is unable to successfully manage these significant changes, our business, financial condition and results of operations could be negatively affected.

We have a limited operating history under our new business model. We have been operating under our new business model for less than five years. In light of our limited operating experience, we have not proven the essential elements of stabilized long-term operations and we cannot assure that we will be successful in achieving such operations. Moreover, we have not demonstrated that our business can be operated on a profitable basis. Until we establish and maintain profitable operations, we cannot make assurances that we can make a profit on a long-term basis.

If our goodwill is further impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. In 2005 and 2006, we booked a substantial amount of goodwill resulting from our acquisitions, including the acquisitions of Harborview Software in 2005 and 57 on-demand labor stores in 2006. Annually, we evaluate this goodwill for impairment based on the fair value of each reporting unit, as required by generally accepted accounting principles in the United States (GAAP). In the fiscal year ended December 26, 2008, we took an $11.8 million non-cash charge for impairment of goodwill. For the fiscal years 2010 and 2009, we did not take any additional non-cash goodwill impairment charge. Following the non-cash charges, goodwill from the 2005 and 2006 acquisitions totaling $2.5 million remains. This estimated fair value could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to the market capitalization of our Company. We may in the future need to further reduce the amount of the remaining goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

Our inability to attract, develop and retain qualified business development specialists may negatively affect our business. In 2011, we will be relying on our branch managers and our staff of business development specialists to help drive new business to our growing number of stores. If our sales efforts are not successful, our operating results will suffer.

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

We are dependent upon the availability of workers' compensation insurance coverage. We maintain workers' compensation insurance as required by state laws. Very few insurance carriers are willing to provide workers' compensation coverage for staffing companies in the manual labor market. We cannot be certain that we will be able to obtain adequate levels of insurance in the future with acceptable terms, coverage's, deductibles and collateral requirements, or at all. In most of the states in which we operate, we could not engage in business without workers' compensation insurance.

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. We currently maintain a ‘large deductible’ workers’ compensation insurance policy with deductible limits of $250,000 per occurrence. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In those states where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’

compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies. The temporary staffing industry is highly fragmented and highly competitive, with limited barriers to entry. A large percentage of on-demand labor companies are local operations with fewer than five stores. Within local or regional markets, these companies actively compete with us for customers and temporary personnel. There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense, and with the downturn in the national economy, pricing pressure is increasing. We expect that the level of competition will remain high and increase in the future. Competition, particularly from companies with greater financial and marketing resources than ours, could have a material adverse effect on our business, financial condition, and results of operations. There also is a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

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

Failure to adequately back-up, store and protect electronic information systems could negatively affect future operations. Our business depends on our ability to store, retrieve, process, and manage significant amounts of information. Interruption, impairment of data integrity, loss of stored data, breakdown or malfunction of our information processing systems or other events could have a material adverse effect on our business, reputation, financial condition, and results of operations. Breakdowns of information systems may be caused by telecommunications failures, data conversion difficulties, undetected data input and transfer errors, unauthorized access, viruses, natural disasters, electrical power disruptions, and other similar occurrences which may be beyond our control. Our failure to establish adequate internal controls and disaster recovery plans could negatively affect operations.

Improper disclosure of employee and customer data could result in liabilities. In the course of our business, we collect, store, use and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding. The failure to adequately protect private information could expose us to claims from customers and employees and to regulatory actions and could harm our reputation.

We may be exposed to employment-related claims and costs from Field Team Members, clients or third parties that could materially adversely affect our business, financial condition and results of operations. We are in the business of employing people and placing them in the workplaces of other businesses. As the employer, we are at risk for claims brought by our Field Team Members, such as wage and hour claims, discrimination and harassment actions and workers' compensation claims. We are also at risk for liabilities alleged to have been caused by our temporary personnel (such as claims relating to personal injuries, property damage, immigration status, misappropriation of funds or property, violation of environmental laws, or criminal activity). Significant instances of these types of issues will impact our customer's perception of us and may have a negative effect on our results of operations. The risk is heightened because we do not have control over our customers’ workplace or direct supervision of our temporary personnel. If we are found liable for the actions or omissions of our temporary personnel or our customers, and adequate insurance coverage is not available, our business, financial condition and results of operations could be materially and adversely affected.

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

We may face claims for payroll taxes incurred by the franchisees for franchisee operations prior to the dates that we acquired the franchisee assets. Under theories of successor liability, we may be liable for a portion of the payroll tax liabilities incurred by franchisees prior to the dates when we acquired the franchisees operating assets. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. We have obtained indemnification from the responsible parties, including Glenn Welstad, our CEO, and have secured indemnification with the pledge of his stock. In the event the responsible parties do not meet their obligations for the delinquent taxes and we are found to be liable as a successor, we may become obligated to pay the balances due and then pursue reimbursement from the responsible parties. If claims for successor liability are made, payment of such amounts may affect our available cash reserves, if any, and could negatively affect our current and future operations, growth plans, and ability to meet our other obligations as they become due.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states now regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. In some cases, the penalties for noncompliance are punitive. For example, under Arizona law, penalties assessed against employers that hire undocumented workers may include suspension or revocation of all business licenses held by the employer in Arizona that are necessary to conduct its business. If other states adopt similar laws, it could increase our operating costs and materially affect our operating results. Federal regulations which became effective in September 2009 require that many federal contractors and subcontractors use the Department of Homeland Security electronic verification system for checking identification and work eligibility for employees. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We may incur additional costs and regulatory risks relating to the impact of health care reform upon our business. The Health Care and Education Reconciliation Act could increase our costs and have an adverse effect on our business. Any increase in our costs could materially harm our business, our financial condition and the results of our operations if we are unable to increase the bill rates charged to our customers.

We are exposed to substantial pressure on working capital due to the delay between the time we pay our temporary workers and the time we collect from our customers, which requires aggressive management of credit risk. Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis. This requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

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

Seasonal fluctuations in demand for the services of our temporary workers in certain markets may adversely affect our revenue and financial performance in the fall and winter months. Revenues generated from stores in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating stores in highly seasonal markets involves higher risks. To the extent that we consider the opening of new offices, we intend to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely affected by low returns on investment in certain highly seasonal markets.

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 26.3% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

 We depend on the construction industry for a significant portion of our business and reduced demand from this industry has affected our revenue. We derive a significant percentage of our revenues from placement of temporary personnel in construction and other related industrial segments. Many industries are cyclical, and construction in particular is subject to current recessionary concerns. Downturns in demand from the building and construction industry, or any of the other industries we serve, or a decrease in the prices that we can realize from sales of our services to customers in any of these industries, have reduced and may continue to reduce our revenues and cash flows.

We will likely be party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We anticipate that, based upon our business plan, disputes will arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or require arbitration to resolve, which could divert the attention of our management team and could result in costly or unfavorable outcomes for us. Any such litigation could result in substantial expense, could reduce our profits and harm our reputation and could have a materially adverse impact on our business and financial condition. These expenses and diversion of managerial resources could have a material adverse effect on our business, prospects, financial condition, and results of operations. See Item 3 “LEGAL PROCEEDINGS”.

Item 1B.	UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

Item 2.    DESCRIPTION OF PROPERTIES

During 2010, we sold real estate located in Yuma, Arizona that housed one of our branch offices. The property was sold to an unrelated party for $150,000. We now lease the building from the new owner for $1,800 a month with the ability to exit the lease agreement without penalty with 90 days' notice.

At December 25, 2009 we owned a beneficial interest in the Yuma Arizona property. We assumed a mortgage on the Yuma property. The balance due on the mortgage was approximately $85,000. Our monthly payment was $1,485, with a remaining term of 60 months. The mortgage was secured by the real property.

We presently lease office space for our corporate headquarters in Post Falls, Idaho. We currently pay $4,448 per month for use of the building. During the period ended December 25, 2009, we canceled our two-year option to purchase the land and building for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement with one of our former Directors. This cancellation is reflected on our Balance Sheet.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases: We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 31, 2010 are:

Year	Operating Lease Obligation
2011	$775,234
2012	333,969
2013	198,833
2014	67,593
2015	46,460

All of our current facilities are considered adequate for their intended uses.

Item 3.	LEGAL PROCEEDINGS

On June 30, 2006, we acquired certain assets at three staffing office locations from Everyday Staffing LLC ("Everyday Staffing") in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of Everyday Staffing, represented that all tax liabilities had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of $113,349. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the date of acquisition. The State of Washington requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

The first claim relates to business and occupation and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, we contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against us, we agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable to us.  In the 52 weeks ended December 25, 2009, we paid Everyday Staffing's business and occupation and excise tax obligations totaling approximately $231,000. During this time, Everyday Staffing took no apparent action to settle its obligations to us or the State of Washington.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against us are based on the theory of successor liability. The Department of Labor and Industries (the "Department") has estimated the amount of the unpaid industrial insurance premiums of approximately $1.2 million plus interest. We have disputed the amount due and we have referred the matter to counsel. The amount claimed by the Department is based on an audit of Everyday Staffing in which the auditor appears to have made unsupportable assignments of workers' compensation job codes, hours worked and other estimates of amounts due, all of which we believe to be grossly misstated. Our review of Everyday Staffing's financial records shows that payments made to the Department approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

Based upon the theory of successor liability, the Department issued two Notices and Orders of Assessment of Industrial Insurance Taxes ("Notice(s)") to us.  The first Notice claims and assesses taxes of approximately $57,000 and the second Notice claims and assesses the amount of approximately $901,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing the Department's administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable. Accordingly, no liability has been established on our Balance Sheet for the amount claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

In response to our position that we are not the legal successor to Everyday Staffing, the Department asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing, LLC ("Everyday Staffing II").  Everyday Staffing II was organized by the members of Everyday Staffing after Everyday Staffing was administratively dissolved by the state. The assertion by the State of Washington of successor liability against Everyday Staffing II is consistent with the position advanced by us that Everyday Staffing II, and not Command Center, Inc., is the only successor to the entity against which the industrial insurance taxes were assessed.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center, Inc. for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing and Mr. Moothart, seeking indemnification and monetary damages. On July 15, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

Item 4.	RESERVED

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is quoted on the OTC Markets QB. The OTC Markets QB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTC Markets QB is not considered a “national exchange.”

Our common stock is traded on the OTC Markets QB under the symbol “CCNI”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years ended December 31, 2010 and December 25, 2009.

	Bid Information*
Quarter Ended	High	Low
March 27, 2009	$0.22	0.14
June 26, 2009	$0.18	$0.07
September 25, 2009	$0.18	$0.08
December 25, 2009	$0.12	$0.06

March 26, 2010	$0.19	$0.07
June 25, 2010	$0.37	$0.12
September 24, 2010	$0.41	$0.18
December 31, 2010	$0.45	$0.23

The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC Markets QB was $0.49 on March 15, 2011.

Holders of the Corporation’s Capital Stock

At December 31, 2010, we had 138 stockholders of record.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Recent Sales of Unregistered Securities

The following issuances of unregistered securities occurred in 2010:

•
In July, we completed a private placement where we issued 5,250,000 shares of common stock at a price of $0.08 per unit. Our Chief Executive Officer, Glenn Welstad, purchased 2,750,000 of those units. Units consisted of one share of common stock and one-half of one common stock purchase warrant. A detail of the warrant term and exercise price follows:

Exercise Price	Ending Period of Exercise Price
$0.08	4/15/2011
$0.16	4/15/2012
$0.32	4/15/2013
$0.50	4/15/2014
$1.00	4/15/2015

•	In December, we issued 250,000 shares of common stock to Jeff R. Mitchell, our current Chief Financial Officer, pursuant to an employment agreement at a price of $0.32 per share.

•	In April, we issued 10,000,000 shares of common stock to a lender and its affiliates in connection with an amendment agreement relating to a short-term note payable at a price of $0.15 per share.

•
We issued 240,000 shares of common stock to our investor relations firm as partial payment for their fees. We issued 60,000 share in February, 120,000 shares in July, and 60,000 shares in November. The average price of the shares issued was $0.23. The shares were recorded as an expense when earned and issuable.

•
In March, we issued 400,000 shares of common stock to Ralph E. Peterson. At the time of issuance, Mr. Peterson was our Chief Financial Officer. We issued 250,000 shares for the exercise of warrants which were awarded him as compensation and we issued 150,000 shares as compensation. We determined the warrants had a nominal fair value at issuance. The warrants were exercised at a price of $0.08 on October 1, 2009.

•
We issued 1,271,446 shares to a former director and owner of our Post Falls, ID office building for rent during the year. We issued 438,113 shares in February and 833,333 shares in May. The shares were issued at an average market price of $0.13 and were expensed in the period in which rent was due.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our mission is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right jobs every time. With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

On-demand Labor Store Operations: At December 31, 2010, we operated 50 on-demand labor stores serving thousands of customers and employing tens of thousands of temporary employees. In 2008, recessionary pressures forced a reassessment of our growth strategy. We analyzed our existing stores in terms of customer base, level of operations, location, and future prospects. In an effort to reduce operating costs, we elected to close or temporarily suspend operations in a number of locations. This effort was continued in 2009 with the closure of an additional seven stores. We opened 3 new locations and closed 3 existing stores in 2010 for a net change of zero.

As the economic environment continues to improve, we plan to grow through acquiring and opening new locations. Our target markets will include locations where there are under serviced employers and we can operate profitably, where demand is growing and where we can increase business from current national accounts. Additional sales growth may result from the continued increase in same store sales and selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business sectors. .

We are also focused on further reducing our operating costs, increasing our selling efforts and developing our business by targeting new customer development. Our business model is reasonably scalable, meaning we are able to adjust our cost structure as revenue rises or falls. In 2010 our total revenues increased substantially and we continued to reduce operating expenses relative to revenue. We did experience a small increase in our cost of services relative to revenue due primarily to anomalies we experienced in 2010.

The following table reflects operating results in 2010 compared to 2009. Percentages indicate line items as a percentage of total revenue and the year over year change column compares percentages of revenue between years. The table serves as the basis for the narrative discussion that follows.

Analysis of Statement of Operations and Year over Year Changes
As a Percentage of Revenue

	Fifty-Three Weeks Ended		Fifty-Two Weeks Ended		Year over Year
	December 31, 2010		December 25, 2009		Change in %
Revenue:
Revenue from services	$69,309,385	99.8%	$51,474,445	99.8%
Other income	127,453	0.2%	86,490	0.2%
Total Operating Revenue	69,436,838	100%	51,560,935	100.0%

Cost of Services:
Temporary worker costs	47,825,985	68.9%	35,425,932	68.7%	0.2%
Workers' compensation costs	4,080,044	5.9%	2,941,370	5.7%	0.2%
Other direct costs of services	384,122	0.5%	212,780	0.4%	0.1%
Total Cost of Services	52,290,151	75.3%	38,580,082	74.8%	0.5%
Gross Profit	17,146,687	24.7%	12,980,853	25.2%	(0.5)%

Selling, General, and Administrative Expenses:
Personnel costs	8,325,101	12.0%	8,035,961	15.6%	(3.6)%
Selling and marketing	242,434	0.3%	91,108	0.2%	0.1%
Transportation and travel	1,270,258	1.8%	943,657	1.8%	—%
Office	751,809	1.1%	854,349	1.7%	(0.6)%
Legal, professional and consulting	704,023	1.0%	818,006	1.6%	(0.6)%
Depreciation and amortization	569,905	0.8%	786,142	1.5%	(0.7)%
Rents and leases	1,627,149	2.3%	2,081,534	4.0%	(1.7)%
Other	2,100,676	3.0%	2,556,265	5.0%	(2.0)%
Total SG & A Expenses	15,591,355	22.3%	16,167,022	31.4%	(9.1)%
Income (Loss) from Operations	1,555,332	2.4%	(3,186,169)	(6.2)%	8.6%

Other Income (Expense):
Interest	(1,011,448)	1.5%	(2,307,917)	4.5%	(3.0)%
Loss on extinguishment of debt	(840,307)	1.2%	(518,251)	1.0%	0.2%
Change in fair value of stock warrant liability	(1,263,929)	1.8%	48,973	0.1%	1.7%
Total Other Income (Expense)	(3,115,684)	4.5%	(2,777,195)	5.6%	(1.1)%
Net Loss	(1,560,352)	(2.2)%	(5,963,364)	(11.6)%	9.3%

Results of Operations

53 Weeks Ended December 31, 2010

Operations Summary: Revenue increased sharply in the fifty-three week period ended December 31, 2010 to $69.4 million from $51.6 million in the fifty-two week period ended December 25, 2009, an increase of approximately 35%. The increase is due to our adaptation to the eroded economic condition, a general increase in same store revenue, large projects such as the Gulf Coast oil spill, as well as the relative stabilization in the economy.

At the end of fiscal year 2010, we experienced some large workers' compensation claims that dramatically increased our workers' compensation expense for the year. Prior to those injuries, workers' compensation expense was tracking at a reduced rate compared to fiscal year 2009.

Store Operations: At the end of 2009, we operated 50 stores. During the year, we closed three stores and opened three stores, ending the year with 50 stores operating in 22 states. Same store revenues were $62.9 million in 2010 compared to $49.3 million in 2009, a year over year increase of approximately 28%. The increase in same store sales is primarily attributable to improvement in general economic conditions, as well as the Company's focus on attracting new clients, while retaining and encouraging existing client growth

In the last half of 2009 we developed, and have since implemented, a sales program focused on solution selling concepts and the tracking of activity as a means of offsetting the downward pressure on revenues. The sales program was rolled out to all branches and we believe it has allowed us to hold sales at higher levels than if it had not been implemented. The sales program has also had a positive effect on revenue growth now that the economy has stabilized. Additionally, we have focused more of our sales activity on those business sectors that are less affected by the economic downturn such as disaster recovery, event services, and other non-traditional on-demand labor customers.

Cost of Sales: The cost of on-demand labor held relatively steady at 68.9% of revenue in 2010 compared to 68.6% in 2009. As the economy slowed, we were able to hold the pay rates of our Field Team Members relatively steady. Increasing unemployment rates have resulted in a larger than normal pool of workers willing to fill on-demand positions. The ability to hold pay rates steady or even reduce them in some instances has been largely offset by competitive pressures. We see competition from many small on-demand labor businesses and from our larger national competitors. As demand has cooled with the recession, many of our competitors have adopted a price reduction strategy to attract business and this has resulted in downward pressure on margins.

Toward the end of 2010 and continuing into 2011, we are evaluating our on-demand labor pay rates and where possible, implementing pay rate reductions in order to increase margins without compromising sales.

Worker’s compensation costs for the year ended December 31, 2010 increased to 5.9% of revenue, compared to 5.7% of revenue for the year ended December 25, 2009. This increase is primarily due to 3 unusually large claims in late 2010. We expect our workers' compensation insurance expense to normalize back to historic expense levels.

Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2010				2009
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
3.6%	5.2%	4.5%	9.4%	5.4%	8.2%	3.5%	5.6%

Other direct costs of services increased slightly as a percentage of revenue in 2010 to 0.6% of revenue compared to 0.4% of revenue in 2009 and consisted primarily of per diem billed to our clients.

Gross Margin: The factors affecting gross margin in 2010 are discussed under the Cost of Sales above. In the aggregate, cost of sales increased to 75.3% of revenue in 2010 compared to 74.8% of revenue in 2009 yielding margins of 24.7% in 2010 compared to 25.2% in 2009. We are taking steps to maintain or reduce Field Team Members pay rates and to increase bill rates to account for non-standard costs of providing services for large scale disaster recovery projects as well as passing on actual workers' compensation costs, in an effort to increase future margins.

Selling, General and Administrative Expenses: We reduced selling, general and administrative expenses to 22.3% in 2010 compared to 31.4 % in 2009. This represents a major decrease as a percentage of revenue and a monetary reduction of approximately $576,000 in 2010 compared to 2009.

The reduction in selling, general and administrative expenses was driven primarily by reductions in personnel costs, 12.0% of revenue in 2010 compared to 15.6% of revenue in 2009.

Other line item costs in selling, general and administrative expenses generated an aggregate decrease of 5.5%. We continue to monitor selling general and administrative expenses and are working to further reduce operating costs in 2011.

Liquidity and Capital Resources

At December 31, 2010, we had total current assets of approximately $5.5 million and current liabilities of approximately $6.6 million. Included in current assets is cash of approximately $1.7 million and trade accounts receivable of approximately $1.9 million, net of allowance for bad debts of approximately $239,000.

Weighted average aging on our trade accounts receivable at December 31, 2010, was 45 days. Actual bad debt write-off expense as a percentage of total operating revenue during fiscal year 2010 was 0.17%. Our accounts receivable are recorded at invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer past due balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off to bad debt or fully reserved. As our business matures, we continue to monitor and improve our collection efforts with respect to trade accounts receivable, which is an important factor affecting our liquidity.

On February 19, 2010, we entered into a new agreement relating to our line of credit facility with our principal lender. This new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed at December 25, 2009. The new agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at December 31, 2010. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. When the account is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at December 31, 2010 were approximately $5.7 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25%, per annum. Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  At December 31, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 1% of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets. The agreement also contains a covenant that requires the sum of excess available advances pursuant to the agreement, plus or minus book cash balance as of the close of each month, must at all times be greater than accrued payroll and payroll taxes. We were in compliance with this covenant at December 31, 2010.

At December 31, 2009, we had a $9.95 million line of credit facility with our principal lender for accounts receivable financing. The credit facility was collateralized with accounts receivable and entitled us to borrow up to 85% of the value of eligible accounts receivables. The credit facility included a 1% facility fee payable annually and a $1,500 monthly administrative fee. The financing interest rate was computed at the greater of prime plus 2.5% or LIBOR plus 5.5% per, with a floor of 6.25%, per annum. Interest was payable on the actual balance or $5 million, whichever was greater. The balance due at December 25, 2009 was approximately $2.9 million. The line of credit facility agreement contained certain financial covenants including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3.5 million, and that we maintain a rolling average EBITDA of 75% of our projections. At December 25, 2009 we were not in compliance with the cash flow, tangible net worth and, EBITDA requirements.

On October 27, 2010 we made the final payment in full satisfaction of a short-term note payable, amended on March 24, 2010. The amended agreement was with Sonoran Pacific Resources ("Sonoran") regarding the short-term note owed them that was previously amended on April 13, 2009.

The March 24, 2010 amendment with Sonoran called for us to issue the lender a combination of shares of common stock, a new convertible promissory note and stock purchase warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845,000 has been recognized on the statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, and stock purchase warrants.

In connection with the March 24, 2010 amendment, we issued 10 million shares of common stock to the lender and its affiliates in exchange for the satisfaction of $870,000 of a liquidity redemption penalty. Sale or transfer of these shares is restricted until March 1, 2011. These shares were valued at $1.5 million, based on the closing price of our common stock on March 24, 2010. We also issued 1.5 million stock purchase warrants as consideration for reducing the interest rate from 20% to 12%. The warrants expire on March 15, 2015 and are exercisable at a price between $0.08 and $1.00.

The new convertible promissory note, which was paid in full on October 27, 2010, had an initial principal balance of $1.3 million and bore simple interest of 12% per annum. Principal and interest payments calculated based upon weekly revenue levels, or a minimum payment of $5,000, were due each week. The note was due and payable on or before December 31, 2010

On April 13, 2009, we entered into an agreement to extend the repayment term on a short-term note payable to Sonoran. At the time of the agreement, the balance on the note was $1,500,000. Per the extension agreement, the note became payable in increasing bi-weekly principal and interest payments due through October, 2009, the interest rate increased to 20% per annum, and a liquidity redemption penalty was added equal to accrued interest and principal unpaid as of October 30, 2009 which was due on May 1, 2010. At December 25, 2009, we were not in compliance with the payment terms of the extension agreement and principal and accrued interest totaling $1,025,000 were still due. As a result of this default, we incurred the liquidity redemption penalty equal to approximately $1,057,000.

In connection with the extension agreement, warrants for 1,000,000 shares of common stock issued under the original short-term note, and for 200,000 shares issued to the lender during 2007, were canceled and replaced by warrants with all the same rights and privileges as the original warrants except the exercise prices were modified to be $0.15 per share and the conversion dates extended to April 1, 2014. Further, we issued an additional warrant to purchase 3,000,000 shares of common stock at the exercise price of $0.15 per share, on or before April 1, 2014.

We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $518,000 has been recognized on the statement of operations for the difference between the carrying value of the old debt and the fair value of the new debt, plus any additional amounts, including warrants, or fees paid to the lender.

In May and June 2006, we acquired operating assets for a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities and in each case those entities are contractually committed to indemnify and hold us harmless from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO. Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $1,000,000 and $2,000,000. We have been advised by outside legal counsel that successor liability for the federal claims remains remote. There are presently no actions pending against us for payment of these tax liabilities.

The Asset Purchase Agreement governing these transactions requires that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

We have not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the Internal Revenue Service because we have been advised by outside legal counsel that the likelihood of showing successor liability for these claims remains remote. We would be adversely affected if the state or federal government was able to show that we are liable for these claims.

Leases on closed stores

During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. With the determination that store re-openings are unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores as of December 31, 2010 is approximately $122 thousand under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $25,000 and $400,000 depending on how the real estate market performs in the next twelve months. (See Note 14 to the Financial Statements)

We expect that additional capital will be required to fund operations during fiscal year 2011. The amount of our capital needs will depend on store operating performance, revenue growth, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We are currently working on several projects intended to bring additional capital into the Company. We have an approximately $1.9 million on deposit with two former workers’ compensation insurers and are pursuing the refund of amounts that we believe to be excess collateral. Also, we have approximately 14.9 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2011.

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

Fiscal year end: The financial statements for the periods ended December 31, 2010 and December 25, 2009 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. 2010 was a 53-week year and 2009 was a 52-week year.

Cost of services: Cost of services includes the wages of temporary employees, related payroll taxes and workers’ compensation expenses, and other direct costs of services.

Accounts receivable and allowance for bad debts: Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off to bad debt or fully reserved.

Workers’ compensation reserve: In accordance with the terms of our workers’ compensation liability insurance policy, we maintain working loss funds for our workers’ compensation claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate of 3% to determine the amount of the reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

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

Useful life of intangible assets:  We have adopted a policy for determining the useful lives of intangible assets. This policy determines what should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset for Goodwill and Other Intangible Assets. The policy is effective for fiscal years beginning after December 15, 2008. The adoption of this policy did not have a material effect on our financial position, results of operations or cash flows.

Fair value of financial instruments: We carry financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 31, 2010 and December 25, 2009 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of notes receivable and notes payable at December 31, 2010 and December 25, 2009 also approximated fair values based on their nature and terms. The carrying value of our line of credit facility at December 25, 2009 also approximated fair value based on its terms of settlement as compared to the market value of similar instruments.

Derivatives: From time to time, we enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. When we enter into transactions which allow us to settle obligations by the issuance of Company securities, beneficial fair value is estimated using The Black-Scholes option pricing model.

Share-based compensation: Periodically, we issue common shares or warrants to purchase shares of our common shares to our officers, directors, employees, or other parties. These issuances are valued at market, in the case of common shares issued, or at fair value, in the case of warrants. We use the Black Scholes valuation model for determining the fair value of warrants, and compensation expense is recognized pro-rata over the vesting periods. Compensation expense for grants that vest upon issue are recognized in the period of grant.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting company.

 ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Command Center, Inc.

We have audited the accompanying balance sheet of Command Center, Inc. as of December 31, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the fiscal year in the one-year period ended December 31, 2010. Command Center, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 31, 2010 and the results of its operations and its cash flows for the fiscal year in the one-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

/s/BehlerMick PS
Spokane, WA
March 15, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Command Center, Inc.

We have audited the accompanying balance sheets of Command Center, Inc. as of December 25, 2009, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 25, 2009, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/Decoria, Maichel & Teague, P.S.

Spokane, Washington
March 24, 2010, except Note 8, which is dated April 2, 2010

Command Center, Inc.
Balance Sheets
	December 31, 2010	December 25, 2009
Assets
Current Assets:
Cash	$1,667,281	$69,971
Restricted cash	150,000	—
Accounts receivable, net of allowance for bad debts of $238,948 and $300,000 at December 31, 2010 and December 25, 2009, respectively	1,886,426	5,025,113
Other receivables	6,667	37,059
Prepaid expenses and deposits	583,497	437,483
Current portion of workers' compensation risk pool deposits	1,200,000	1,300,000
Total current assets	5,493,871	6,869,626
Property and Equipment - Net	411,695	877,827
Other Assets:
Workers' compensation risk pool deposits, less current portion	1,430,814	2,318,805
Goodwill	2,500,000	2,500,000
Intangible asset - net	176,336	323,937
Total other assets	4,107,150	5,142,742
Total Assets	$10,012,716	$12,890,195
Liabilities and Stockholders' Equity (Deficit)
Current Liabilities:
Accounts payable trade	$2,075,326	$2,174,504
Checks issued and payable	68,760	—
Line of credit facility	—	2,907,521
Accrued wages and benefits	870,736	694,079
Other current liabilities	43,003	224,491
Short-term note payable, net of discount	—	1,034,520
Short-term note liquidity redemption payable	—	186,939
Current portion of workers' compensation insurance and claims liability	1,675,512	1,801,423
Stock warrant liability	1,837,785	413,026
Capital leases	5,422	—
Total current liabilities	6,576,544	9,436,503
Long-term Liabilities:
Note payable, less current portion	—	71,447
Workers' compensation claims liability, less current portion	2,875,000	2,800,000
Common stock to be issued	22,200	922,000
Total long-term liabilities	2,897,200	3,793,447
Total Liabilities	9,473,744	13,229,950
Commitments and Contingencies (Notes 9, 14, 15)
Stockholders' Equity (Deficit):
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	—	—
Common stock - $0.001 par value, 100,000,000 shares authorized; 54,624,368 and 37,212,923 shares issued and outstanding, respectively	54,624	37,213
Additional paid-in capital	53,868,105	51,446,437
Accumulated deficit	(53,383,757)	(51,823,405)
Total stockholders' equity (deficit)	538,972	(339,755)
Total Liabilities and Stockholders' Equity (Deficit)	$10,012,716	$12,890,195

See accompanying notes to financial statements.

Command Center, Inc.
Statements of Operations
	Fifty-Three Weeks Ended December 31, 2010	Fifty-Two Weeks Ended December 25, 2009
Revenue:
Revenue from services	$69,309,385	$51,474,445
Other income	127,453	86,490
Total Operating Revenue	69,436,838	51,560,935

Cost of Services:
Temporary worker costs	47,825,985	35,425,932
Workers' compensation costs	4,080,044	2,941,370
Other direct costs of services	384,122	212,780
Total Cost of Services	52,290,151	38,580,082
Gross Profit	17,146,687	12,980,853

Selling, General, and Administrative Expenses:
Personnel costs	8,325,101	8,035,961
Selling and marketing	242,434	91,108
Transportation and travel	1,270,258	943,657
Office	751,809	854,349
Professional fees	704,023	818,006
Depreciation and amortization	569,905	786,142
Rents and leases	1,627,149	2,081,534
Other	2,100,676	2,556,265
Total Selling, General, and Administrative Expenses	15,591,355	16,167,022
Income (Loss) from Operations	1,555,332	(3,186,169)

Other Income (Expense):
Interest	(1,011,448)	(2,307,917)
Loss on extinguishment of debt	(840,307)	(518,251)
Change in fair value of stock warrant liability	(1,263,929)	48,973
Total Other Income (Expense)	(3,115,684)	(2,777,195)
Net Loss	$(1,560,352)	$(5,963,364)

Loss per Share
Basic and Diluted	$(0.03)	$(0.16)
Weighted Average Common Shares Outstanding
Basic and Diluted	47,828,382	36,782,420

See accompanying notes to financial statements.

Command Center, Inc.
Statements of Changes in Stockholders' Equity (Deficit) For the Years Ended December 31, 2010 and December 25, 2009

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value		Additional Paid-In Capital	Retained Deficit	Total
Balance, December 26, 2008	—	$—	36,290,053	$36,290		$51,370,627	$(45,860,041)	$5,546,876

Common stock issued to employee	—	—	15,000	15		1,785	—	1,800
Common stock issued for services	—	—	240,000	240		24,480	—	24,720
Common stock issued for rent	—	—	667,870	668		49,545	—	50,213
Net loss for the year	—	—	—	—		—	(5,963,364)	(5,963,364)
Balance, December 25, 2009	—	—	37,212,923	37,213		51,446,437	(51,823,405)	(339,755)

Common stock issued in connection with note	—	—	10,000,000	10,000		1,490,000	—	1,500,000
Common stock issued in private placement	—	—	5,250,000	5,250		295,060	—	300,310
Warrants issued in connection with private placement	—	—	—	—		119,690	—	119,690
Private placement expenses	—	—	—	—		(15,000)	—	(15,000)
Common stock issued for services	—	—	640,000	640		85,960	—	86,600
Common stock issued for compensation	—	—	250,000	250		79,750	—	80,000
Common stock issued for rent	—	—	1,271,445	1,271		168,254	—	169,525
Stock based compensation expense	—	—	—	—	—	197,954	—	197,954
Net loss for the year	—	—	—	—		—	(1,560,352)	(1,560,352)
Balance, December 31, 2010	—	$—	54,624,368	$54,624		$53,868,105	$(53,383,757)	$538,972

See accompanying notes to financial statements.

Command Center, Inc.
Statements of Cash Flows
	Fifty-Three Weeks Ended	Fifty-two Weeks Ended
	December 31, 2010	December 25, 2009
Cash Flows from Operating Activities:
Net Loss	$(1,560,352)	$(5,963,364)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	569,905	786,142
Write-off of fixed assets	—	109,978
Loss on debt extinguishment	840,307	518,251
Allowance for bad debts	(61,052)	(200,000)
Change in fair value of stock warrant liability	1,263,929	(48,973)
Amortization of note payable discount	—	131,251
Gain on disposition of property	(25,550)	(112,500)
Common stock issued for interest and services	76,800	—
Common stock issued for compensation	80,000	24,720
Common stock issued for rent	149,526	52,014
Closed store reserve	—	275,000
Short-term liquidity redemption payable	—	1,056,939
Stock based compensation	197,954	—
Change in assets and liabilities:
Accounts receivable	284,094	398,000
Other receivables	30,392	247,185
Prepaid expenses and deposits	(107,432)	538,426
Workers' compensation risk pool deposits	987,991	610,782
Accounts payable trade	(99,178)	818,768
Accrued wages, benefits and other current liabilities	(4,831)	(258,289)
Workers' compensation claims liability and insurance and risk pool deposits payable	(50,911)	(416,011)
Net cash provided (used) by operating activities	2,571,592	(1,431,681)
Cash Flows from Investing Activities:
Proceeds on sale of building	156,690	—
Cash restricted by lender	(150,000)	—
Purchases of property and equipment	(81,889)	(17,577)
Net cash used by investing activities	(75,199)	(17,577)
Cash Flows from Financing Activities:
Net advances (payments) on line of credit facility	8,124	328,208
Change in checks issued and payable	68,760	—
Proceeds from private placement	420,000	—
Proceeds from common stock issuable	—	52,000
Principal payments on notes payable	(1,380,967)	(1,035,939)
Costs of common stock offering and registration	(15,000)	—
Net cash used by financing activities	(899,083)	(655,731)
Net Increase (Decrease) in Cash	1,597,310	(2,104,989)
Cash, Beginning of Year	69,971	2,174,960
Cash, End of Year	$1,667,281	$69,971
Non-Cash Investing and Financing Activity
Fair value of warrants issued in connection with note payable	$160,830	$462,000
Common stock issued in connection with short-term debt refinancing	$1,500,000	$—
Partial settlement of liquidity redemption penalty in stock	$—	$870,000
Line of credit settled with accounts receivable	$2,915,645	$—
Property and equipment financed with capital lease	$5,422	$—
Other Items:
Interest Paid	$432,060	$401,875
 See accompanying notes to financial statements.

COMMAND CENTER, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION:

Organization: Command Center, Inc. (the "Company”, “CCNI”, “us”, "our", or “we”) is a Washington corporation initially organized in 2000. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the restoration, wholesale trades, manufacturing, hospitality, construction, and retail industries. We currently operate 50 stores located in 22 states. Our largest 10 customers represent approximately 28% of our revenue.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

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

Fiscal year end: The financial statements for the periods ended December 31, 2010 and December 25, 2009 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of fifty-three weeks, the final quarter will consist of 14 weeks. In fiscal years with fifty-two weeks, all quarters will consist of thirteen weeks. Fiscal year 2010 was a fifty-three week year and fiscal year 2009 was a fifty-two week year.

Reclassifications: Certain amounts in the financial statements for 2009 have been reclassified to conform to the 2010 presentation. These reclassifications have no effect on net loss, total assets, or stockholders’ equity as previously reported.

Revenue recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits.

Cost of services: Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Cash and cash equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 31, 2010, we held deposits in excess of FDIC insured limits of approximately $1.15 million.

Restricted Cash: We maintain a cash balance that is restricted relating to Company credit cards.

Accounts receivable and allowance for bad debts: Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off to bad debt or fully reserved.

Property and equipment: We capitalize equipment purchases and depreciate the capitalized costs using the straight-line method over the useful lives, typically three to five years. Leasehold improvements are capitalized and amortized over the shorter of the non-cancelable lease term or their useful lives. Repairs and maintenance are expensed as incurred. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in operations.

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

Workers’ compensation reserves: In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of our reserve. We evaluate the reserve regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and other intangible assets: Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate an impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Fair value of financial instruments: We carry financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 31, 2010 and December 25, 2009 the carrying values of accounts receivable and accounts payable approximated their fair values. The carrying values of notes receivable and notes payable at December 31, 2010 and December 25, 2009 also approximated fair values based on their nature and terms. Additionally, the carrying values of our line of credit facility and notes payable at December 31, 2010 and December 25, 2009 approximated fair value based on their terms of settlement as compared to the market value of similar instruments.

Derivatives: From time to time, we enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. When we enter into transactions which allow us to settle obligations by the issuance of Company securities, beneficial fair value is estimated using The Black-Scholes option pricing model.

Income taxes: We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations for the years 2007 through 2009. In the event that we are assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Earnings per share: We follow financial accounting standards which require the calculation of basic and diluted earning per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 15,512,803 and 10,762,803 shares of common stock at December 31, 2010 and December 25, 2009, respectively. We incurred losses in fiscal years ended December 31, 2010 and December 25, 2009. Accordingly, the common stock equivalents are anti-dilutive and therefore only basic earnings per share is presented for December 31, 2010 and December 25, 2009.

Share-Based Compensation: Periodically, we issue common shares or warrants to purchase shares of our common shares to our officers, directors, employees, or other parties. These issuances are valued at market, in the case of common shares issued, or at fair value, in the case of warrants. We use the Black Scholes valuation model for determining the fair value of warrants, and compensation expense is recognized ratably over the vesting periods. Compensation expense for grants that vest upon issue are recognized in the period of grant.

Fair Value Measures: Our policy on fair value measures requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

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

	Balance, December 31, 2010	Balance, December 25, 2009	Input Hierarchy level
Recurring:
Stock Warrant liability	$1,837,785	$413,026	Level 2
Cash	$1,667,281	$69,971	Level 1

NOTE 3 — GOODWILL

On an annual basis, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole.

We performed an annual impairment analysis in February of 2011 and March of 2010 for the fiscal years ended December 31, 2010 and December 25, 2009. The fair value of the reporting unit was determined using a combination of valuation methodologies including quoted market prices, prices of comparable public companies and present value of discounted cash flows. We did not record an impairment of goodwill in 2010 or 2009, as the estimated fair value of the reporting unit exceeded its carrying value.

The following table sets forth the changes in goodwill that occurred during the periods indicated:

	Fifty-Three Weeks Ended December 31, 2010	Fifty-Two Weeks Ended December 25, 2009
Beginning Balance	$2,500,000	$2,500,000
Impairment	—	—
Ending Balance	$2,500,000	$2,500,000

NOTE 4 — RELATED-PARTY TRANSACTIONS:

During the year ended December 31, 2010 in addition to the related party transaction described in Notes 5 and 15, we had the following transactions with related parties:

Share Issue: We completed a private placement stock offering to Glenn Welstad, our CEO, on July 6, 2010 where we issued 2,750,000 units at a price of $.08 per unit for gross proceeds of $220,000. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

In the fourth quarter of 2009, we authorized the issuance of 150,000 shares of our common stock to Ralph E. Peterson, our CFO at the time, for services performed during the year ended December 25, 2009. We recorded $12,000 in compensation expense for the shares based on their fair value at the date of grant. The shares were recorded as common stock to be issued on our balance sheet dated December 25, 2009 and were issued in the second quarter of 2010.

Additionally, we authorized the issuance of 250,000 shares of our common stock to Jeff R. Mitchell, our CFO, pursuant to an employment agreement October 20, 2010. We recorded $80,000 in compensation expense for the shares based on their fair value at the date of grant.

Van Leasing Arrangements: Glenn Welstad, our CEO, owns Alligator LLC ("Alligator"), a vehicle leasing company. Alligator provided vans and van drivers to us for use in transporting temporary workers to job sites at various locations. We provided fuel for the vehicles and paid Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. During the 2010 and 2009 fiscal years, we incurred $-0- and $187,430, respectively, in expense related to this arrangement, classified as transportation and travel in the statement of operations. As of December 25, 2009, we accrued in other current liabilities $224,491 for lease payments and driver compensation. During 2010, we terminated the van leasing agreement with Alligator LLC and settled the liability outstanding at December 25, 2009 with a cash payment of $220,000 and recognized a gain on extinguishment of debt of approximately $5,000.

Warrant Exercise: In the fourth quarter of 2009, Ralph E. Peterson, our CFO at the time, purchased 250,000 shares of our common stock through the exercise of warrants. We issued the warrants to Mr. Peterson during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital. We determined the warrants had a nominal fair value at the grant date. The warrants were exercisable at $.08 with a four year term. The warrants were exercised on October 1, 2009 and the common shares, shown as common stock to be issued on the balance sheet dated December 25, 2009, were issued March 15, 2010.

NOTE 5 — PROPERTY AND EQUIPMENT

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 31, 2010 and December 25, 2009:

	2010	2009
Buildings and improvements	$—	$149,000
Leasehold improvements	993,190	977,848
Furniture and fixtures	293,370	286,461
Computer hardware and licensed software	1,060,126	995,064
Accumulated depreciation	(2,040,523)	(1,728,975)
	306,163	679,398

Software development costs	682,000	682,000
Accumulated amortization	(576,467)	(483,571)
	105,533	198,429
Total property and equipment, net	$411,696	$877,827

At December 25, 2009, we owned a beneficial interest in one parcel of real estate located in Yuma, Arizona. In February 2010, we sold that property to an unrelated party for $150,000 and recognized a gain of approximately $26,000. We now lease the building from the new owner for $1,800 a month with the ability to exit the lease agreement without penalty with 90 days' notice.

During the fiscal year ended December 31, 2010 and December 25, 2009, we recognized $422,304 and $606,473, respectively, of depreciation and amortization expense related to property and equipment.

Due to prevailing market conditions, during the period ended December 25, 2009, we canceled our two-year option to purchase the property located at 3773 W. Fifth Avenue, Post Falls, Idaho, for $1,125,000 pursuant to the terms of a Sale and Leaseback Agreement with one of our former Directors. As a result, we removed the building as an asset and the related long term liability for its purchase. As part of this transaction, we recognized a gain of $112,500 on the disposition of property relating to the depreciation recorded on the building prior to December 25, 2009.

We wrote off of tenant improvements of $-0- and approximately $110,000 at closed stores for the fiscal years ended December 31, 2010 and December 25, 2009, respectively.

NOTE 6 — INTANGIBLE ASSET

The following table presents our purchased intangible assets, other than goodwill, for the fiscal years ended December 31, 2010 and December 25, 2009:

	2010	2009
Customer relationships	$925,000	$925,000
Less accumulated amortization	(748,664)	(601,063)
Intangible asset, net	$176,336	$323,937

We obtained our amortizable intangible asset as a result of the acquisition of on-demand labor stores in 2006 and 2007. Amortization expense is included with depreciation and amortization expenses in the statement of operations.

Based on current events and circumstances, we tested the intangible asset for impairment by comparing the carrying value of the asset to its estimated fair value. The results of this test indicated that the intangible asset was not impaired as of December 31, 2010 and December 25, 2009.

The following schedule reflects annual amortization expense and cumulative amortization:

	2010	2011	2012
Annual expense	$147,601	$138,002	$38,334
Cumulative	$748,664	$886,666	$925,000

NOTE 7 — FACTORING AGREEMENT & LINE OF CREDIT FACILITY

On February 19, 2010, we entered into a new agreement relating to our line of credit facility with our principal lender. The new agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable and eliminated the default that existed on December 25, 2009. The new agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $10 million at December 31, 2010. When the account is paid, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. Net accounts receivable sold pursuant to the new agreement at December 31, 2010 were approximately $5.7 million. The term of the new agreement is for the period ending April 7, 2012. The new agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25% per annum. At December 31, 2010 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The new agreement contains a covenant that requires the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 31, 2010 we were in compliance with this covenant.

Prior to March 8, 2010, we were operating under a $9.95 million line of credit facility entered into on May 12, 2006. That financing arrangement was collateralized by eligible accounts receivable and entitled us to borrow up to 85% of the invoiced amount of said receivables. Eligible accounts receivable were generally defined to include accounts that are not more than sixty days past due. The financing arrangement included a 1% facility fee payable annually, a $1,500 monthly administrative fee, and bore interest at the greater of the prime rate plus 2.5% or LIBOR plus 5.5%, with a floor of 6.25% per annum. At December 25, 2009 the effective interest rate was 10.0%. Interest was payable on the actual outstanding balance or $5 million, whichever was greater. Prime is defined by the Wall Street Journal, Money Rates Section. The loan agreement included certain financial covenants, including a requirement that we maintain a working capital ratio of 1:1, that we maintain positive cash flow, that we maintain a tangible net worth of $3.5 million, and that we maintain a rolling average of 75% of projected EBITDA. The balance due our lender at December 25, 2009 was approximately $2.9 million.

NOTE 8 — SHORT-TERM NOTE PAYABLE

On October 27, 2010 we made the final payment in full satisfaction of a short-term note payable amended on March 24, 2010. The amended agreement with Sonoran Pacific Resources, LLP ("Sonoran") had been previously amended on April 13, 2009.

The March 24, 2010 amendment with Sonoran called for us to issue the lender a combination of shares of common stock, a new convertible promissory note, and stock purchase warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845,000 has been recognized on our statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, and stock purchase warrants.

The new convertible promissory note had an initial principal balance of $1.3 million and bore simple interest of 12% per annum. Principal and interest payments calculated based upon weekly revenue levels, or a minimum payment of $5,000, were due each week. The note was due and payable on or before December 31, 2010.

In connection with the March 24, 2010 amendment, we issued 10 million shares of common stock to the lender and its affiliates in exchange for the satisfaction of $870,000 of a liquidity redemption penalty. Sale or transfer of these shares is restricted until March 1, 2011. These shares were valued at $1.5 million, based on the closing price of our common stock on March 24, 2010. We also issued 1.5 million stock purchase warrants as consideration for reducing the interest rate from 20% to 12%. The warrants expire on March 15, 2015 and are exercisable at a price according to the following schedule:

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015

We determined the warrants issued under the March 24, 2010 amendment agreement had an approximate fair value at inception of $161,000 using the Black-Sholes pricing model with the following inputs; exercise price of $0.08; current stock price of $0.15; expected term of one year; risk-free rate of 2.53%; and expected volatility of 165%. Because of their re-pricing terms, these warrants were recorded on March 24, 2010 as a stock warrant liability. As of December 31, 2010, the derivate liability relating to these warrants has been readjusted to fair value resulting in a loss of approximately $304,000 recorded as change in fair value of stock warrant liability in the statement of operations for the fiscal year ended December 31, 2010.

On April 13, 2009, we entered into an agreement to extend the repayment term on a short-term note payable to Sonoran. At the time of the agreement, the balance on the note was $1,500,000. Per the extension agreement, the note became payable in increasing bi-weekly principal and interest payments due through October, 2009, the interest rate increased to 20% per annum, and a liquidity redemption penalty was added equal to accrued interest and principal unpaid as of October 30, 2009 which was due on May 1, 2010. At December 25, 2009, we were not in compliance with the payment terms of the extension agreement and principal and accrued interest totaling $1,025,000 were still due. As a result of this default, we incurred the liquidity redemption penalty equal to $1,056,939.

In connection with the April 13, 2009 extension agreement, warrants for 1,000,000 shares of common stock issued under the original short-term note, and warrants for 200,000 shares issued to the lender during 2007, were canceled and replaced by warrants with all the same rights and privileges as the original warrants, except the exercise prices were modified to be $0.15 per share and the conversion dates extended to April 1, 2014. Further, we issued an additional warrant to purchase 3,000,000 shares of common stock at the exercise price of $0.15 per share, on or before April 1, 2014.

We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $518,000 has been recognized on our statement of operations for the difference between the carrying value of the old debt and the fair value of the new debt, plus any additional amounts, including warrants, or fees paid to the lender.

We determined the warrants issued under the April 13, 2009 extension agreement had an approximate fair value at inception of $462,000 using the Black-Sholes pricing model with the following inputs; exercise price of $0.15; current stock price of $0.14; expected term of five years; risk-free rate of 1.81%; and expected volatility of 105%. Because of their re-pricing terms, these warrants were recorded on April 13, 2009 as a stock warrant liability. As of December 31, 2010, the derivate liability relating to these warrants has been readjusted to fair value resulting in a loss of approximately $960,000 recorded as change in fair value of stock warrant liability in the statement of operations for the fiscal year ended December 31, 2010.

NOTE 9 — WORKERS’ COMPENSATION INSURANCE AND RESERVES:

We provide our temporary and permanent workers with workers’ compensation insurance. At December 31, 2010, we maintained workers’ compensation insurance policies through AMS Staff Leasing II (“AMS”). The AMS coverage is a large deductible policy. The workers’ compensation insurance through AMS provided coverage in 20 of the 22 states in which we operated at year end. In the “monopolistic” states of Washington and North Dakota, coverage is provided under mandatory government administered programs. Prior to AMS, the workers’ compensation insurance for California was provided by TSE PEO, Inc. ("TriState"), which also covered South Dakota, both up until January 1, 2010. Prior to TriState, the workers' compensation insurance for California and South Dakota was provided by Arch Insurance Group (“Arch”). The Arch policy covered our workers in those two states for the period from June 27, 2008 through June 27, 2009. While we have primary responsibility for all claims under the AMS policy, our insurance coverage provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence. This results in our being substantially self-insured. Prior to the inception of the AMS, TriState, and Arch policies, we were insured by the American International Group (“AIG”). The AIG and Arch policies also provided for reimbursement for covered losses in excess of $250,000 per occurrence.

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

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. For workers’ compensation claims originating in Washington and North Dakota, monopolistic jurisdictions, we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these jurisdictions. Accordingly, our financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves, net of the discount; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled $4,080,044 and $2,941,370 in the fiscal years ended December 31, 2010 and December 25, 2009, respectively.

	2010	2009
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$3,618,805	$4,229,587
Additional workers’ compensation deposits made during the period	1,949,968	879,489
Deposits applied to payment of claims during the period	(2,937,959)	(1,490,271)
Deposits available for future claims at the end of the period	$2,630,814	$3,618,805
Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$4,100,000	$4,486,372
Claims paid during the period	(2,937,959)	(1,490,271)
Additional future claims liabilities recorded during the period	2,936,959	1,103,899
Estimated future claims liabilities at the end of the period	$4,099,000	$4,100,000

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

NOTE 10 — LONG TERM DEBT:

At December 25, 2009 we owned a beneficial interest in one parcel of real estate that housed one of our on-demand labor locations and we assumed a mortgage on the property. The balance due on the mortgage at December 25, 2009 was approximately $81,000.

During 2010, we sold the property to an unrelated party for $150,000 and recognized a gain of approximately $26,000. We now lease the building from the new owner for $1,800 a month with the ability to exit the lease agreement without penalty if 90 days' notice is given.

NOTE 11 — STOCKHOLDERS’ EQUITY (DEFICIT):

Issuance of Common Stock:  In the fifty-three weeks ended December 31, 2010, we issued 5,250,000 shares of common stock in a private placement at a price of $0.08 per unit. Units consisted of one share of common stock and one-half of one common stock purchase warrant. Our Chief Executive Officer, Glenn Welstad, purchased 2,750,000 of those units. A detail of the warrant term and exercise price follows:

Exercise Price	Ending Period of Exercise Price
$0.08	4/15/2011
$0.16	4/15/2012
$0.32	4/15/2013
$0.50	4/15/2014
$1.00	4/15/2015

We issued 250,000 shares of common stock to Jeff R. Mitchell, our current Chief Financial Officer, pursuant to an employment agreement dated October 20, 2010, at a price of $0.32 per share.

We issued 10,000,000 shares of common stock to a lender and its affiliates in connection with an amendment agreement relating to a short-term note payable. These shares were valued at $1.5 million, based on the closing price of our common stock on March 24, 2010.

We issued 240,000 shares of common stock to our investor relations firm as partial payment for their investor relations fees. The average price of the shares issued was $0.23. The shares were recorded as an expense when earned and issuable.

We issued 400,000 shares of common stock to Ralph E. Peterson, our Chief Financial Officer at the time; 250,000 shares were issued for the exercise of warrants he held and 150,000 shares were issued as compensation. The warrants and common stock were awarded as employment compensation to Mr. Peterson. We determined the warrants had a nominal fair value as issuance. The warrants were exercised at a price of $0.08 on October 1, 2009 but were not issued until March 15, 2010.

We issued 1,271,446 shares to a former Director and owner of our Post Falls, ID office building for rent during the year. The shares were issued at an average market price of $0.13 and were expensed in the period in which rent was due.

The following warrants for our common stock were issued and outstanding on December 31, 2010 and December 25, 2009, respectively:

	2010	2009
Warrants outstanding at beginning of year	10,762,803	7,762,803
Issued	4,125,000	4,450,000
Exercised	—	(250,000)
Cancelled	—	(1,200,000)
Warrants outstanding at end of year	14,887,803	10,762,803

A detail of warrants outstanding at December 31, 2010 is as follows:

	Number	Expiration Date
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $0.15 per share	4,200,000	4/1/2014
Exercisable at between $0.08 and $1.00 per share	1,500,000	3/15/11 to 3/15/15
Exercisable at between $0.08 and $1.00 per share	2,625,000	4/15/11 to 4/15/15
	14,887,803

The fair value of outstanding warrant defined as a derivative instrument per the Accounting Standards Codification (ASC) are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $1.3 million for the fiscal year ending December 31, 2010.

NOTE 12 — STOCK BASED COMPENSATION:

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers, directors, as well as advancing our own interests.

During the fifty-three weeks ended December 31, 2010, we granted 3,677,000 stock options to employees, officers and directors exercisable at a price between $.17 and $.40, which expire between October 5, 2013 and May 5, 2015. Options were granted with a term of three to five years from the date of grant. The vesting schedule varied on options granted during fiscal year 2010 with 625,000 options being fully vested upon grant and 3,052,000 options vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years.

The following table reflects the summary of stock options outstanding at December 31, 2010 and changes during the fifty-three weeks ended December 31, 2010:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Fair Value per Share	Aggregate Intrinsic Value
Outstanding, December 25, 2009	—	$—	$—	$—

Granted	3,677,000	0.20	0.17	1,232,280
Forfeited	(419,000)	0.17	0.15	(163,410)
Outstanding, December 31, 2010	3,258,000	$0.17	$0.17	$1,068,870

The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Currently we do not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

Fifty-Three Weeks Ended December 31, 2010
Expected term (years)	3.0 - 5.0
Expected volatility	120.4% - 142.7%
Dividend yield	—%
Risk-free rate	.52% - 2.13%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the post vesting effects due to turnover. During the fifty-three weeks ended December 31, 2010, we recognized share-based compensation expense of approximately $198,000 relating to the issuance of stock options.

The following table reflects a summary of our nonvested stock options outstanding at December 25, 2009 and changes during the fifty-three weeks ended December 31, 2010:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 25, 2009	—	$—	$—	$—

Granted	3,677,000	0.20	0.17	1,232,280
Vested	(625,000)	0.32	0.23	(42,000)
Forfeited	(419,000)	0.17	0.15	(163,410)
Nonvested, December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870

As of December 31, 2010, there was unrecognized share-based compensation expense totaling approximately $277,000 relating to non-vested options that will be recognized over the next 3.35 years.

The following summarizes information about the stock options outstanding at December 31, 2010:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,258,000	$0.20	4.05	$1,232,280
Exercisable	625,000	0.32	2.80	42,000

Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the expected post vesting exercise rate. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of our stock options. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

NOTE 13 — INCOME TAX:

We did not recognize an income tax provision for the fiscal years ended December 31, 2010 and December 25, 2009.

The components of deferred tax assets and liabilities were as follows:

	December 31, 2010	December 25, 2009
Deferred tax assets
Workers’ compensation claims liability	$1,640,000	$1,841,000
Goodwill impairment	12,023,000	12,023,000
Other Assets	124,000	65,000
Net operating loss	6,344,000	6,255,000
Store closure reserve	49,000	111,000
Property, plant, equipment and intangibles	213,000	—
Warrants	485,000	—
Bad debt reserve	96,000	120,000
Total deferred tax assets	$20,974,000	$20,415,000
Deferred tax liabilities
Warrants	$—	$(84,000)
Property, plant and equipment and intangibles	—	(332,000)
Total Liabilities	—	(416,000)
Net deferred tax asset	—	19,999,000
Valuation allowance	(20,974,000)	(19,999,000)
Total deferred tax asset net of valuation allowance	$—	$—

At December 31,2010 and December 25, 2009, we have fully offset the deferred tax asset by valuation allowances because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.

Our federal and state net operating loss carryover of approximately $15,758,000 will expire in the years 2022 through 2030. Our charitable contribution carryover will expire in the years 2010 through 2015.

Management estimates that our combined federal and state tax rates will be 40%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of operations are as follows:

	December 31, 2010		December 31, 2009
Income tax expense (benefit) based on statutory rate	$(546,000)	(35)%	$(2,083,000)	35%
Permanent differences	87,000	6%	60,000.00	1%
State income taxes benefit net of federal taxes	(122,000)	8%	(195,000)	3%
Permanent adjustment PPE	(394,000)	(27)%	—	—
Increase in valuation allowance	975,000	64%	2,218,000	(37)%
Total taxes on income	$—	—	$—	—

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2008 through 2010. We deduct interest and penalties as interest expense on the financial statements.

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Capital leases: We lease computer hardware as a normal part of our operations. Certain leased computer hardware with a bargain purchase option are capitalized and classified as a capital lease. At December 31, 2010, equipment under capital leases amounted to approximately $24,000 (net of accumulated amortization of $489).

Future minimum lease payment under capital leases, and the net present value of the minimum lease payments as of December 31, 2010 are as follows:

Year Ending:
December 30, 2011	5,475
Total minimum lease payments	5,475
Less: Amounts representing interest	(53)
Present value of net minimum lease payments	5,422

The present value of net minimum lease payments are reflected on our Balance Sheet as a current obligation as "Capital leases."

Operating leases: We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years and some are on a month-to-month basis. Some of the leases have cancellation provisions that allow us to cancel on 90 day notice. Lease obligations for the next five years, as of December 31, 2010, are as follows:

Year	Operating Lease Obligation
2011	$775,234
2012	233,969
2013	198,833
2014	67,593
2015	46,460

Contingent payroll and other tax liabilities: In May and June of 2006, we acquired the operating assets of a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities, and in each case, those entities are contractually committed to indemnify and hold harmless Command Center, Inc. from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by Glenn Welstad, our CEO.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service is between $1 and $2 million. We have been advised by outside legal counsel that successor liability for the federal claims remains remote.

The Asset Purchase Agreements governing these transactions require that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

We have not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the Internal Revenue Service because we have been advised by outside legal counsel that the likelihood of successor liability for these claims remains remote. We would be adversely affected if the state or federal government was able to show that we are liable for these claims.

Leases on closed stores: During fiscal years 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management evaluated opportunities in those markets and held out hope for a recovery that would allow us to re-open the closed stores. During the first quarter of 2009, Management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at the period ended December 31, 2010 is approximately $122,000 under the assumption that the near term real estate market continues to be highly unpredictable and subleasing or disposition of closed store leases remains a significant challenge. Management has concluded that the potential liability for closed stores could be between $25,000 and $400,000 depending on how the real estate market performs in the next twelve months.

On June 30, 2006, we acquired certain assets at three staffing office locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of approximately $113,000. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that that arose prior to the acquisition date. The State requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

The first claim relates to business and occupations and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, we contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against us, we agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable amount. In the fifty-two weeks ended December 25, 2009, we paid Everyday Staffing’s business and occupations and excise tax obligations totaling approximately $231,000. During this time, Everyday took no apparent action to deal with its obligations to us and/or the State of Washington.

The second claim relates to Everyday Staffing liabilities for industrial insurance taxes that the State of Washington asserts were not paid by Everyday Staffing. The claims against us are based on the theory of successor liability. The Washington Department of Labor and Industries (the "Department”) has estimated the amount of the unpaid industrial insurance premiums at approximately $1.2 million plus interest. The Company and Everyday Staffing have disputed the amount due and we have referred the matter to counsel. The amount claimed by the Department is based on an audit of Everyday in which the auditor appears to have made unsupportable assignments of workers compensation job codes, hours worked and other estimates of amounts due, all of which we believes to be grossly misstated. Our review of Everyday Staffing financial records shows that payments made to the State of Washington approximate the amounts that Everyday Staffing indicates were owed for industrial insurance.

Based upon the theory of successor liability, the Department issued two Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice(s)”) to us. The first Notice claims and assesses taxes of approximately $57,000 and the second Notice claims and assesses the amount of approximately $901,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our books for the amounts claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows in future periods.

In response to our position that we are not the legal successor to Everyday Staffing, the Department asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing LLC (“Everyday Staffing II”). Everyday Staffing II was organized by the members of the first limited liability company after the first Everyday Staffing LLC was administratively dissolved by the state. The assertion by the state of successor liability against Everyday Staffing II is consistent with the position advanced by us that Everyday Staffing II, and not Command Center, Inc. is the only successor to the entity against which the industrial insurance taxes were assessed.

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center, Inc. for liabilities, such as the Washington assessments, that were not expressly assumed. In response to the state claims for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing, LLC and Mr. Moothart, seeking indemnification and monetary damages. On July 15, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

NOTE 15 — SUBSEQUENT EVENTS:

On March 11, 2011, one of our shareholders exercised 1.5 million warrants for 1.5 million shares of common stock for $120,000.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2010, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Documentation of proper accounting procedures is not complete and some of the documentation that exists has not been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system. Fundamental elements of an effective control environment were not present as of December 31, 2010, including formalized monitoring procedures some of which have not been established or fully implemented.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding the internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Management's remediation initiatives will include efforts to remedy the material weakness in internal control through continued progress accumulating and documenting accounting procedures. Focused, on-the-job training and orientation for new staff members continues to align their performance with tasks required to produce complete and accurate financial reports on a timely basis. Management has dedicated considerable resources to spearhead remediation efforts and continues to address all deficiencies. The accounting and information departments are working closely to identify and address system interface issues and streamline processes and procedures. We have implemented new reconciliation procedures to ensure information is properly transferred to the accounting system.

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

Glenn Welstad, age 67	Chairman of the Board of Directors, Chief Executive Officer, and President
Jeff R. Mitchell, age 44	Director, Chief Financial Officer
Todd Welstad, age 42	Director, Executive Vice President, Chief Operating Officer and Chief Information Officer
Ralph E. Peterson, age 77	Senior Vice President, Director
Ronald L. Junck, age 63	Executive Vice President, Secretary and General Counsel
John Schneller, age 44	Director
Jeff Wilson, age 50	Director

Glenn Welstad, 67, has served as Chairman of the Board since 2005. Mr. Welstad founded Command Staffing, LLC, and Harborview Software, Inc., and has been our President, Chief Executive Officer and a director since 2003. Glenn Welstad was a founder of Labor Ready, Inc. and served as its Chief Executive Officer and President, until his retirement in 2000. Prior to founding Labor Ready, Glen Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. Glenn Welstad is the father of Todd Welstad.

Jeff R. Mitchell, 44, is our Chief Financial Officer and a director, and he has served as such since October, 2010. Mr. Mitchell had served since September of 2005 as the CFO of Select Staffing, a full-service national staffing company based in Santa Barbara, California. During the ten years prior to assuming the CFO position at Select Staffing, he was CEO of Compensation Advisors LLC from October '04 to September '05 and served as COO/CFO and VP of Risk Management for Wasatch Property Management and its subsidiary, Freedom Advisors LLC, from June '03 to October '04. Prior to joining Wasatch, Mr. Mitchell had served from

December '98 through June '03 as Director of Financial Services (North America) and Controller (North & South America) for a Rio Tinto subsidiary, Rio Tinto PLC & Kennecott Exploration Company. Previously, he gained audit experience while servicing the clients of Price Waterhouse (now PricewaterhouseCoopers) in Salt Lake City, Utah. Mr. Mitchell received his Bachelor of Science in Accounting from the University of Utah in 1991.

Todd Welstad, 42, is our Chief Operating Officer, Chief Information Officer, and a director. He has served as CIO and director since 2003 and COO since May, 2009. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Ralph E. Peterson, 77, is our Senior Vice President and a director. He was appointed to the Board as an independent director in November 2007 and served as our Chief Financial Officer from April, 2009 to October 2010. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. From year to year, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee's Food Company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and franchised restaurants. Mr. Peterson received his Master's in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

Ronald L. Junck, 63, has been our Executive Vice President and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

John Schneller, 44, was appointed to the Board on June 23, 2008. Mr. Schneller is currently a Managing Director at the investment banking firm of Grandwood Securities, LLC. Prior to joining Grandwood, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail. Prior to Knott Partners, Mr. Schneller served from 2000-2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 - 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and merchant bank, where he focused on Business Services, IT Services and Marketing Services as well as select software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 - 1997, where he focused on Business Services and Photography and Electronic Imaging. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, a Master's degree in Public Administration from Suffolk University and a Master's degree in Business Administration from the Johnson Graduate School of Management at Cornell University.

Jeff Wilson, 50, has been appointed as Director of Command Center, Inc., effective September 21, 2010. Since April 2006, Mr. Wilson has served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining the company, Mr. Wilson had served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson had served as a manager with the accounting firm, Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

Committees of the Board of Directors

Our Board of Directors established three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The composition and function of each of our committees complies with the rules of the Securities and Exchange Commission that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted a charter for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Charters for each committee are available on our website at www.commandonline.com. The charter of each committee is also available in print to any shareholder who requests it. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating and Corporate Governance
Jeff Wilson (Chair)	John Schneller (Chair)	John Schneller (Chair)
Ralph Peterson	Ralph Peterson	Ralph Peterson
John Schneller	Jeff Wilson	Jeff Wilson

The committees are described below.

Audit Committee: Jeff Wilson (Chairman), John Schneller and Ralph Peterson currently serve on the Audit Committee. The Audit Committee was officially recognized on March 23, 2009. Prior to formation of the Audit Committee, the entire Board of Directors performed a similar or equivalent function. Remote meetings to review our quarterly and annual filings were held each quarter, and several remote meetings were held to discuss the December 31, 2010 audit and the preparation of the financial statements for the period then ended. The Audit Committee held five formal meetings in 2010.

Our Board of Directors has determined that Mr. Wilson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee: John Schneller (Chairman), Ralph Peterson and Jeff Wilson currently serve on the Compensation Committee. The Board first appointed the Compensation Committee in December 2008. The Compensation Committee did not meet during fiscal year 2009, but met on two occasions in 2010. The Compensation Committee is comprised of two non-employee directors and one employee director. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee: John Schneller (Chairman), Ralph Peterson and Jeff Wilson currently serve on the Nominating and Corporate Governance Committee. The Board first appointed members of the Nominating and Corporate Governance Committee in December 2009. The Nominating and Corporate Governance Committee met on one occasion in fiscal year 2010 and did not meet in fiscal year2009.

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

Based on these standards and information provided in the Director and Officer Questionnaire, and by unanimous written consent dated December 10, 2008, the Board determined that John Schneller and Jeff Wilson, both non-employee directors, are independent and have no material relationship with the Company, except as directors and John Schneller as a shareholder of the Company.

In making their determinations, the Board reviewed the following transactions, relationships or arrangements which were determined to be immaterial and not to impair the independence of the respective directors.

Prior to his nomination and election to the Board, Mr. Schneller received a finder's fee of approximately $70,000 and a warrant to purchase up to 116,435 shares of our common stock for the purchase price of $1.25 per share in connection with a private placement transaction with MDB Capital Group, LLC. The Board has determined that the finder's fee paid does not impair Mr. Schneller's independence in accordance with the NASDAQ Marketplace Rules and Rule 10A-3 under Section 301 of the Sarbanes-Oxley Act as the value of such finder's fee was below $100,000 and paid prior to his nomination or election as a director.

In addition, based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: (a) Glenn Welstad is not independent because he is our President and Chief Executive Officer, (b) Jeff R. Mitchell is not independent because he is our Chief Financial Officer, (c) Todd Welstad is not independent because he is our Chief Information Officer and Chief Operating Officer, and (d) Ralph E. Peterson is not independent because he was the Chief Financial Officer of the Company.

Director Compensation

We have historically not paid compensation to directors for their services performed as directors. No director has been paid any compensation in 2010. We are still evaluating the issue of compensation for our independent directors and expect to begin paying a regular fee or other compensation to its independent directors when significant operating net income has been achieved. Our employee directors receive no compensation for attendance at Board meetings or meetings of Board committees. Directors who are not also executive officers of the Company are also reimbursed for any expenses they may incur in attending meetings.

Code of Ethics

We have prepared a Code of Ethics applicable to all directors and employees of the Company and a separate Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer that is designed to comply with the requirements of the Sarbanes-Oxley Act of 2002. The draft Codes of Ethics are intended to be submitted to the Board of Directors for adoption at its next regular meeting.

We intend to disclose our Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, on our website at www.commandonline.com once such Codes of Ethics are adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and certain other persons to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fifty-three week period ended December 31, 2010. Based solely upon a review of the copies of Section 16(a) forms received by us, the Reporting Persons have not all complied on each occasion with applicable filing requirements.

ITEM 11.    EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors’ and Compensation Committee’s responsibilities relating to the compensation of our Chief Executive Officer and other executives and directors includes (a) reviewing and reporting on the continuity of executive leadership for our Company; (b) approving the compensation structure for our CEO; and (c) reviewing the compensation structure for each of our other Named Executive Officers (“NEOs”) as listed under Item 11, “Executive Compensation – Summary Compensation Table” below.

Responsibility for discharging these duties, and for establishing, maintaining, overseeing, evaluating and reporting upon our executive compensation plans and programs, was undertaken by the Board of Directors prior to appointment of a Compensation Committee in December 2008.

Objectives of Our Compensation Program

In general, our objectives in structuring compensation programs for our NEOs is to attract, retain, incentivize, and reward talented executives who can contribute to our growth and success and thereby build value for our shareholders over the long term. In the past, we have focused on cash compensation in the form of base salary as the primary element of our compensation program for NEOs.

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance. Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each NEO based upon available compensation data. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that our executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations. During 2011 we intend to expand the elements of our executive compensation program to include the following:

•	Cash compensation in the form of base salary and incentive compensation (performance-based bonuses);

•	Equity-based awards;

•	Deferred compensation plans; and

•	Other components of compensation.

In addition, employment agreements with each of our NEO's may in the future provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of our Company. See “Summary of Employment Agreements” below.

Elements of Compensation

Base Salary: The compensation received by our NEO's consists of a base salary. Base salaries for our executives are established based on the scope of their responsibilities and individual experience. Subject to any applicable employment agreements, base salaries will be reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience.

Annual Bonus: In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established prior to the beginning of each fiscal year. We have not yet formulated the bases upon which we will pay bonuses to our NEO's for 2011. We may increase the annual bonus paid to our NEO's at our discretion.

Equity and Other Compensation: We offer $20,000 of Company paid life insurance to each employee, including officers and directors. We also provide a 401(k) plan to all employees, including officers and directors.

Role of Executive Officers in Executive Compensation

Beginning in December 2008, we have a Compensation Committee who is charged with reviewing executive compensation and making recommendations to the Board of Directors based upon their review and analysis. There has been no review performed since the appointment of the Compensation Committee. The newly appointed Compensation Committee will begin to serve in this role as described under “Compensation Committee” above in 2011. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as an independent director on the Board of Directors or Compensation Committee.

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 31, 2010, and December 25, 2009 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; and (d) three additional individual for whom disclosure would have been provided but for the fact that they were not serving as executive officers at the end of fiscal year 2009 (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compen-sation	All other compen-sation	Total
Glenn Welstad	2010	$104,135	—	—	75,600	—	—	$179,735
Director and Chief Executive Officer	2009	$147,923	—	—	—	—	—	$147,923
Jeff R. Mitchell (1)	2010	39,135	—	80,000	113,960	46,500	—	279,595
Director and Chief Financial Officer	2009	—	—	—	—	—	—	—
Todd Welstad	2010	$116,077	116,250	—	45,600	—	—	$277,927
Director and Chief Information Officer	2009	$115,384	—	—	—	—	—	$115,384
Ralph E. Peterson (2)	2010	$108,000	—	—	38,050	—	—	$146,050
Director and former Chief Financial Officer	2009	$72,692	—	—	—	—	—	$72,692
Ron Junck	2010	$121,077	40,000	—	38,050	—	—	$199,127
Executive Vice President, General Counsel and a former Director	2009	$115,384	—	—	—	—	—	$115,384

(1)
Jeff Mitchell was appointed Chief Financial Officer when Mr. Peterson resigned as our Chief Financial Officer. His 2010 salary represents $185,000 annual salary for the period October 20, 2010 through the end of fiscal 2010.

(2)	Ralph Peterson was appointed Chief Financial Officer when Mr. Herr ended his employment. His 2009 salary represents $108,000 annual salary for the period April 29, 2009 through the end of fiscal 2009.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Glenn Welstad	—	500,000	500,000	0.19	5/5/2015
Jeff R. Mitchell	500,000	—	—	0.32	10/19/2013
Todd Welstad	—	300,000	300,000	0.17	5/5/2015
Ron Junck	—	250,000	250,000	0.17	5/5/2015
Ralph E. Peterson	—	250,000	250,000	0.17	5/5/2015

	Grant date	Estimated future payouts under non-equity incentive plan awards						Grant date fair value of stock and option awards
		Threshold	Target	Maximum	All other stock awards: Number of shares of stock or units	All other option awards: Number of securities underlying options	Exercise or base price of option awards
Name		($)	($)	($)	(#)	(#)	($/Sh)
Jeff R. Mitchell	10/20/2010	96,500	596,500	596,500	250,000	500,000	0.32	193,960

Summary of Executive Employment Agreements
An executive employment agreement was entered into effective October 20, 2010 for Jeff R. Mitchell, Chief Financial Officer, for a term of three years. Executive employment agreements were entered into effective as of January 1, 2006 for Glenn Welstad, Chief Executive Officer, Todd Welstad, Chief Information Officer, and Thomas Gilbert, then Chief Operating Officer. Each agreement was for a three-year initial term. The agreements for Glenn Welstad, Todd Welstad and Thomas Gilbert have expired. Consequently, there are no executive employment agreements with Glenn Welstad, Chief Executive Officer, Todd Welstad, Executive Vice President Chief Operating Officer and Chief Information Officer, nor are there presently any executive employment agreements with Ralph Peterson, former Chief Financial Officer or with Ronald Junck, Executive Vice President and General Counsel. We anticipate entering into new executive employment agreements with Glenn Welstad, Todd Welstad and Ronald Junck.

Glenn Welstad receives a base salary of $120,000 per year and is entitled to performance-based compensation in an amount set by our Board of Directors. Jeff R. Mitchell receives a base salary of $185,000 per year and is entitled to performance-based compensation in an amount set by his executive employment agreement. Todd Welstad presently receives a base salary of $120,000 per year, and Ronald Junck presently receives base salaries of $146,000 per year, plus performance based compensation as set by the Board. All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 54,624,368 shares of common stock issued and outstanding as of December 31, 2010.

Security Ownership of Non-Management Owners

We have no non-management shareholders who own 5% or more of the total outstanding shares of common stock.

Security Ownership of Management

Name of Beneficial Owner	Individual Ownership	Shared Ownership	Total Beneficial Ownership	Percent of Class
Glenn Welstad (1)	9,192,718	809,478	10,002,196	18.31%
Ronald L. Junck (1)	2,054,936	329,154	2,384,090	4.36%
Todd Welstad (1)	1,079,778	174,576	1,254,354	2.30%
Ralph E. Peterson	400,000	—	400,000	0.73%
Jeff R. Mitchell	250,000	—	250,000	0.46%
John Schneller (2)	—	55,000	55,000	0.10%
All Officers and Directors as a Group	12,977,432	1,368,208	14,345,640	26.26%

(1)
The individuals listed acquired a portion or all of their shares at the time of the acquisitions of assets from our former franchisees in May and June, 2006. The number of shares indicated includes shares held in the names of the legal entities whose assets were acquired. The shares are considered beneficially owned by the individual if he has the power to vote and the power to sell the shares owned by such entity. The full number of shares owned by an entity in which an officer or director held an interest are deemed beneficially owned by such officer or director. Such shares are reflected in the Shared Ownership column.

(2)	An entity owned or controlled by Mr. Schneller holds warrants to purchase up to 116,435 shares of our common stock.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Stock Incentive Plan. 1.8 million options were awarded to NEO's under this plan to date.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board has previously reviewed and approved the following Related Party Transactions:

Van Leasing Arrangements: Glenn Welstad, our CEO, owns Alligator LLC (Alligator), a vehicle leasing company. Alligator formerly provided approximately 8 vans and van drivers to us for use in transporting temporary workers to job sites at various locations within our sphere of operations. We provided fuel for the vehicles and paid Alligator a lease payment for use of the vans plus reimbursement for the cost of the drivers. As of December 31, 2010 and December 25, 2009, we owed Alligator $-0- and$224,491, respectively, for lease payments and driver compensation. During the 2010 and 2009 fiscal years, we incurred $-0- and $194,539, respectively, in expense related to this arrangement, classified as transportation and travel in the statement of operations.

Management has concluded that the leasing relationship with Alligator LLC (“Alligator”) would be considered a variable interest to Command Center, Inc. due to the ownership interest in Alligator by our Chief Executive Officer. As such, we evaluated the relationship for consolidation. We undertook to assess the primary beneficiary of the Variable Interest Entity to determine which member of the related party group should consolidate, and concluded that we were not the primary beneficiary. Therefore Alligator has not been consolidated in these financial statements.

During the period ending December 31, 2010, we terminated the van leasing agreement with Alligator LLC. On October 7, 2009, Alligator transferred ownership of the remaining four vans that were then being leased by us, to us. Since that date we have owned and operated the vans, employed the drivers and have not leased any vans or drivers from Alligator and our business relationship with Alligator has ended.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected BehlerMick, P.S., 601 W. Riverside, Suite 430, Spokane, WA, 99201 and DeCoria, Maichel & Teague, P.S., 7307 N. Division, Suite 222, Spokane, WA 99208 as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ending December 31, 2010 and December 25, 2009, respectively. DeCoria, Maichel & Teague, P.S. have audited our financial statements since the fiscal year ended December 31, 2005.

The following table summarizes the fees that BehlerMick, P.S. and DeCoria, Maichel and Teague, P.S. charged us for the listed services during 2010 and 2009:

Type of fee:	2010	2009	Description
Audit fees:	$105,331	$126,200	Services in connection with the audit of the annual financial statements and the review of the financial statements included in our reports on Forms 10-Q and 10-K.
Audit related fees:	4,000	—	For assurance and related services that were reasonably related to the performance of the audit or review of financial statements and not reported under “Audit Fees”.
Tax fees:	12,000	13,200
All other fees	18,580	1,250
Total	$139,911	$140,650

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description

3.1	Articles of Incorporation: previously filed as Exhibit 3.1 to Form SB-2 dated May 7, 2001, and incorporated herein by reference.
3.2	Amendment to the articles of incorporation: previously filed as Exhibit 3.1 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
3.3	Amendment to the articles of incorporation – previously filed as Exhibit 3.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
3.4	Bylaws: Previously filed as Exhibit 3(b) to Form SB-2 dated May 7, 2001 and incorporated herein by reference.
3.5	Amendment to Bylaws: previously filed as Exhibit 3.2 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.6	Employment agreement with Jeff R. Mitchell previously filed as Exhibit 10.6 to Form 8-K dated October 22, 2010 and incorporated herein by reference.
23.1	Consent of BehlerMick PS
23.2	Consent of DeCoria, Maichel & Teague, P.S.
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial and Accounting Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	Chief Executive Officer, President	Glenn Welstad	March 16, 2011
Signature	Title	Printed Name	Date

/s/Jeff R. Mitchell	Chief Financial Officer	Jeff R. Mitchell	March 16, 2011
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Glenn Welstad	Director	Glenn Welstad	March 16, 2011
Signature	Title	Printed Name	Date

/s/Jeff R. Mitchell	Director	Jeff R. Mitchell	March 16, 2011
Signature	Title	Printed Name	Date

/s/Jeff Wilson	Director	Jeff Wilson	March 16, 2011
Signature	Title	Printed Name	Date

/s/John Schneller	Director	John Schneller	March 16, 2011
Signature	Title	Printed Name	Date

/s/Todd Welstad	Director	Todd Welstad	March 16, 2011
Signature	Title	Printed Name	Date

/s/Ralph E. Peterson	Director	Ralph E. Peterson	March 16, 2011
Signature	Title	Printed Name	Date