Form 10-Q
period 2011-04-01
Command Center, Inc.
filed 2011-05-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the Registrant is  a large accelerated filer ☐, an accelerated file ☐, a non-accelerated filer ☐, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

Number of shares of issuer's common stock outstanding at May 12, 2011: 57,434,368

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Command Center, Inc.
Condensed Balance Sheets

	April 1, 2011	December 31,
	(Unaudited)	2010
ASSETS

Current Assets
Cash	$873,459	$1,667,281
Restricted Cash	150,000	150,000
Accounts receivable, net of allowance for bad debt of $206,872 and $238,948, respectively	2,301,149	1,886,426
Prepaid expenses, deposits, and other	368,560	351,657
Prepaid workers' compensation	399,593	231,840
Other receivables - current	265	6,667
Current portion of workers' compensation deposits	1,208,000	1,200,000
Total Current Assets	5,301,026	5,493,871
Property and equipment - net	345,495	411,695
Workers' compensation deposits, less current portion	906,743	1,430,814
Goodwill	2,500,000	2,500,000
Intangible assets - net	141,836	176,336
Total Assets	$9,195,100	$10,012,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,198,377	$2,075,326
Disbursements outstanding	777,049	68,760
Other current liabilities	42,625	43,003
Accrued wages and benefits	1,183,003	870,736
Capital leases	-	5,422
Current portion of workers' compensation claims liability	1,810,947	1,675,512
Total Current Liabilities	5,012,001	4,738,759
Long-Term Liabilities
Warrant liabilities	1,942,813	1,837,785
Common stock issuable	53,400	22,200
Workers' compensation claims liability, less current portion	3,032,000	2,875,000
Total Liabilities	10,040,214	9,473,744
Commitments and Contingencies (Note 8)
Stockholders' Equity
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 56,809,368 and 54,624,368 shares issued and outstanding, respectively	56,809	54.624
Additional paid-in capital	54,783,271	53,868,105
Accumulated deficit	(55,685,194)	(53,383,757)
Total Stockholders' Equity	(845,114)	538,972
Total Liabilities and Stockholders' Equity	$9,195,100	$10,012,716

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	April 1, 2011	March 26, 2010

Revenue from services	$16,379,823	$11,899,756
Cost of services	13,174,044	9,026,272
Gross profit	3,205,779	2,873,484
Selling, general and administrative expenses	4,382,348	3,281,397
Depreciation and amortization	131,276	143,164
Loss from operations	(1,307,845)	(551,077)
Interest expense and other financing expense	(213,563)	(159,734)
Loss on debt extinguishment	-	(844,798)
Change in fair value of warrant liability	(780,029)	(157,469)
Basic and diluted net loss	$(2,301,437)	(1,713,078)

Basic and Diluted Net Loss per Share:	$(0.04)	$(0.05)

Basic and Diluted Weighted Average Shares Outstanding:	55,045,863	37,465,878

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	April 1, 2011	March 26, 2010
Cash Flows from Operating Activities
Net loss	$(2,301,437)	$(1,713,078)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	131,276	143,164
Loss on debt extinguishment	-	844,798
Change in allowance for bad debt	(32,076)	-
Change in fair value of stock warrant liability	780,029	157,469
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	-	11,400
Common stock issued for rent	-	32,858
Common stock issuable for services	28,400	-
Stock based compensation	50,150	-
Changes in assets and liabilities:
Accounts receivable - trade	185,626	50,248
Other receivables	6,402	(418)
Prepaid expenses, deposits and other	(16,904)	89,912
Prepaid workers' compensation	(167,753)	72,351
Workers' compensation deposits	516,071	341,236
Accounts payable	(876,949)	(270,373)
Accounts receivable factoring agreement	(568,273)	-
Accrued wages, benefits, and other current liabilities	311,889	115,259
Workers' compensation claims liability	292,435	(353,828)
Disbursements outstanding	708,289	419,299
Net cash used by operating activities	(952,825)	(85,253)
Cash Flows from Investing Activities
Purchase of property and equipment	(35,997)	-
Proceeds on sale of building	-	156,690
Net cash provided (used) by investing activities	(35,997)	156,690
Cash Flows from Financing Activities
Proceeds from exercise of common stock warrants	170,000	-
Common stock to be issued for the exercise of warrants	25,000	-
Proceeds on line of credit facility, net	-	8,124
Principal payments on notes payable	-	(80,967)
Costs of common stock offering and registration	-	(15,000)
Net cash provided by financing activities	195,000	(87,843)
Net Decrease in Cash	(793,822)	(16,406)
Cash, Beginning of Period	1,667,281	69,971
Cash, End of Period	$873,459	$53,565
Non-cash Investing and Financing Activities
Common stock issued for services	$22,200	$-
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Other Items
Interest Paid	$92,400	$75,966

See accompanying notes to condensed financial statements.

Command Center, Inc.
Notes to Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation: The accompanying unaudited financial statements have been prepared by Command Center, Inc. (the Company, us, we, or our) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the fiscal periods presented have been included.

Interim results are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2011. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

Organization:  We are a Washington corporation initially organized in 2000. We reorganized in 2005 and 2006 and now provide primarily on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the restoration, wholesale trades, manufacturing, hospitality, construction, and retail industries. As of April 1, 2011 we operated 53 stores located in 23 states.

Reclassifications:   Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Restricted Cash:  We maintain a cash balance that is restricted under a Letter of Credit requirement of a creditor.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. Actual results may differ from these estimates and assumptions and may have a material effect on the reported amounts of our financial position and results of operations.

NOTE 2 – EARNINGS PER SHARE

We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, stock warrants and convertible debt. Potentially dilutive common stock equivalents outstanding at April 1, 2011 and March 26, 2010 were not included in the calculation because their inclusion would have been considered anti-dilutive. Total outstanding common stock equivalents at April 1, 2011 and March 26, 2010 were 13,637,803 and 23,096,136, respectively.

NOTE 3 – RELATED PARTY TRANSACTIONS

Accelerated Option Vesting:  In January 2011, we accelerated the vesting of 250,000 options previously granted to a board member. The stock based compensation expense was approximately $30,000.

Warrant Exercise:  On March 11, 2011, a non-management shareholder who owns 5% or more of our outstanding stock exercised 1.5 million warrants for 1.5 million shares of common stock for $120,000.

Refer to Notes 6, 7 and 8 for additional related party disclosure.

Command Center, Inc.
Notes to Condensed Financial Statements

NOTE 4 – LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at April 1, 2011. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at April 1, 2011 were approximately $5.2 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At April 1, 2011, the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 1% of the facility maximum in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement requires that the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At April 1, 2011 we were in compliance with this covenant.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary and permanent workers with workers' compensation insurance.  On April 1, 2011 we changed workers’ compensation carrier to Zurich American Insurance Company (Zurich). The policy with Zurich is a guaranteed cost plan. Our previous policy was a large deductible policy ($250,000), which resulted in us being substantially self-insured. Zurich now provides workers' compensation coverage in 21of the 23 states in which we operate. For workers' compensation claims originating in Washington and North Dakota, our monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these monopolistic jurisdictions. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (AMS) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we had primary responsibility for claims under the policy. AMS provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence, which resulted in us being substantially self-insured.

Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer. In the event that our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Conversely, if our workers' compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. As a new temporary staffing company, we have limited experience with which to estimate the average length of time during which claims will be open. As a result, our current quarterly actuarial analysis is based largely on industry averages which may not be applicable to our business. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. We have discounted the expected liability for future losses to present value using a discount rate of 3%.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $1.1 million and $427,000 for the thirteen weeks ended April 1, 2011 and March 26, 2010, respectively.

Command Center, Inc.
Notes to Condensed Financial Statements

NOTE 6 – STOCKHOLDERS EQUITY

Issuance of Common Stock: In February 2011, we issued 60,000 shares of common stock for services with an aggregate value of $22,200.

In March 2011, we issued 1.5 million shares of common stock to a non-management shareholder who owns 5% or more of our common stock for the exercise of 1.5 million warrants at an exercise price of $.08 per share for a total purchase price of $120,000. Also in March 2011 we issued 625,000 shares of common stock for the exercise of 625,000 warrants at an exercise price of $.08 per share for a total purchase price of $50,000.

All shares issued for non-cash consideration were valued based on the market price for our common stock at the dates of issuance or the date the services were earned.

The following warrants for our common stock were issued and outstanding for the thirteen weeks ending April 1, 2011 and March 26, 2010, respectively:

	April 1, 2011	March 26, 2010
Warrants outstanding at beginning of period	14,887,803	10,762,803
Issued	-	1,500,000
Exercised	(2,125,000)	-
Cancelled	-	-
Warrants outstanding at end of period	12,762,803	12,262,803

A detail of warrants outstanding April 1, 2011 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $.08 per share	4,200,000	4/1/2014
Exercisable at between $.08 and $1.00 per share	2,000,000	4/15/11 to 4/15/15
	12,762,803

The fair values of outstanding warrants defined as a derivative instrument per the Accounting Standards Codification (ASC) are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $780,000 for the thirteen weeks ending April 1, 2011.

NOTE 7 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options are granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 875,000 options vested at April 1, 2011.

Command Center, Inc.
Notes to Condensed Financial Statements

The following table reflects the summary of stock options outstanding at April 1, 2011 and changes during the thirteen weeks ended April 1, 2011:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Under	Exercise Price	Fair Value	Intrinsic
	Options	Per Share	Per Share	Value
Outstanding at December 31, 2010	3,258,000	$0.20	$0.17	$1,068,870
Forfeited	(106,000)	0.17	0.15	(54,060)
Outstanding at April 1, 2011	3,152,000	$0.20	$0.17	$1,014,810

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

Fifty-three
	Thirteen	Weeks Ended
	Weeks Ended	December 31,
	April 1, 2011	2010
Expected term (years)	-	3.0 - 5.0
Expected volatility	-	120.4% - 142.7%
Dividend yield	-	0.0%
Risk-free rate	-	.52% - 2.13%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected postvesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the postvesting effects due to turnover. During the thirteen weeks ended April 1, 2011, we recognized share-based compensation expense of approximately $50,000 relating to the vesting of issued stock options. Included in this expense is approximately $30,000 relating to the accelerated vesting of options held by a board member.

The following table reflects the summary of our nonvested stock options outstanding at December 31, 2010 and changes during the thirteen weeks ended April 1, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested at December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870
Vested	(250,000)	0.17	0.15	(85,000)
Forfeited	(106,000)	0.17	0.15	(54,060)
Nonvested at April 1, 2011	2,277,000	$0.17	$0.15	$887,810

As of April 1, 2011, there was unrecognized share-based compensation expense totaling approximately $227,000 relating to non-vested options that will be recognized over the next 3.1 years.

Command Center, Inc.
Notes to Condensed Financial Statements

The following summarized information about the stock options outstanding at April 1, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (years)	Value
Outstanding	3,152,000	0.20	3.79	1,363,020
Exercisable	875,000	0.28	2.99	201,750

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

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases on closed stores:  During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. During the first quarter of 2009, management assessed the likelihood of re-opening the closed stores in the next twelve months as remote. With that determination, we recorded a reserve for closed store leases. This amount represents management's best estimate of the amounts likely to be paid in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at April 1, 2011, are approximately $120,000. The potential liability relating to closed stores leases may range between $50,000 and $380,000.

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

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the IRS is between $1 and $2 million.

The Asset Purchase Agreement governing these transactions required that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

Command Center, Inc.
Notes to Condensed Financial Statements

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

Everyday Staffing, LLC tax liabilities:  On June 30, 2006, we acquired three locations from Everyday Staffing LLC (Everyday Staffing) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of approximately $113,000. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the date of acquisition. The State of Washington requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

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

Based upon the theory of successor liability, the Department issued two Notices and Orders of Assessment of Industrial Insurance Taxes (Notice(s)) to us.  The first Notice claims and assesses taxes of approximately $57,000 and the second Notice claims and assesses the amount of approximately $901,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing our administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our balance sheet for the amount claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

Command Center, Inc.
Notes to Condensed Financial Statements

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

NOTE 9 – SUBSEQUENT EVENTS

In April 2011, we issued 625,000 shares of common stock for the exercise of 625,000 warrants at an exercise price of $.08 per share for a total purchase price of $50,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Command Center is primarily a provider of temporary employees to the restoration, wholesale trades, manufacturing, hospitality, construction, and retail industries.  We provide unskilled and semi-skilled workers to our customers.  Generally, we pay our workers the same day they perform the job.

Our mission is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right position every time.  We have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

Effective April 1, 2011 we changed our workers’ compensation carrier to Zurich American Insurance Company, an A+ rated carrier, in all states in which we operate other than states that require coverage through government administered programs. Our new coverage is a guaranteed cost policy with no deductible, requires no collateral deposits, and has no tail liability associated with it.

The following table reflects operating results for the thirteen weeks ended April 1, 2011 compared to the thirteen weeks ended March 26, 2010.  Percentages indicate line items as a percentage of total revenue.  The table serves as the basis for the narrative discussion that follows.
	Thirteen Weeks Ended
	April 1, 2011		March 26, 2010

Revenue from services	$16,379,823		$11,899,756
Cost of services	13,174,044	80.4%	9,026,272	75.9%
Gross profit	3,205,779	19.6%	2,873,484	24.1%
Selling, general and administrative expenses	4,382,348	26.8%	3,281,397	27.6%
Depreciation and amortization	131,276	0.8%	143,164	1.2%
Loss from operations	(1,307,845)	-8.0%	(551,077)	-4.6%
Interest expense and other financing expense	(213,562)	-1.3%	(159,734)	-1.3%
Loss on debt extinguishment	-	0.0%	(844,798)	-7.1%
Change in fair value of warrant liability	(780,029)	-4.8%	(157,469)	-1.3%
Basic and diluted net loss	$(2,301,437)	-14.1%	$(1,713,078)	-14.4%

Results of Operations

Thirteen Weeks Ended April 1, 2011

Summary of Operations:  Revenue in the thirteen weeks ended April 1, 2011 was $16.4 million compared to $11.9 million in the thirteen weeks ended March 26, 2010, an increase of approximately 38%. The increase in revenue is attributable to numerous factors including the addition of new national accounts, increased volume with existing clients, and an overall larger clientele base.

We have been experiencing an upward trend in our workers’ compensation expenses which led us to change the structure of our workers’ compensation coverage. Our new policy is a guaranteed cost policy, in contrast to our previous policy where we were substantially self-insured. Along with changing our workers’ compensation carrier, we also changed our workers’ compensation insurance broker. We expect the new broker to be more effective in assisting us with closing existing claims, which will ultimately result in a reduction of the estimated liability associated with those claims and have a positive effect on future net incomes.

At April 1, 2011, we were operating 53 stores located in 23 states compared to operating 50 stores in 20 states at March 26, 2010.

Cost of Services:  Cost of services were 80.4% and 75.9% of operating revenue for the thirteen weeks ended April 1, 2011 and March 26, 2010, respectively. The major factors that influenced this increase in relative costs were an increase in workers' compensation costs and wages paid to our Field Team Members (FTMs).

Workers' compensation costs for the thirteen weeks ended April 1, 2011 and March 26, 2010 were approximately $1.1 million, or 6.9% of revenue, and approximately $427,000, or 3.5% of revenue, respectively. The increase in workers’ compensation expense is primarily due to the change in our future liability of workers’ compensation claims as estimated by actuarial analysis. This volatility in expense, as well as the exposure that is associated with being substantially self-insured, lead to changes related to workers’ compensation insurance coverage discussed above. There were numerous factors that contributed to the increase in relative FTM wages, including minimum wage increases in some states in which we operate, SUTA rate increases in some states in which we operate, and general pricing pressure which caused us to price our services more competitively.

Selling, General and Administrative Expenses (SG&A):  As a percentage of revenue, SG&A for the thirteen weeks ended April 1, 2011 and March 26, 2010 was 26.8% and 27.6%, respectively. This decrease in relative expenses has been driven largely by management oversight and improved cost efficiencies that result from a larger revenue base. Total SG&A for the thirteen weeks ended April 1, 2011 has increased by approximately $1.1 million when compared to the thirteen weeks ended March 26, 2010. This increase in total SG&A is due largely to the overall increase in operations, the opening of new branches, the reinstatement of our bonus plan, and an increase in our sales efforts and associated travel costs.

Liquidity and Capital Resources

Accounts Receivable:  At April 1, 2011, we had total current assets of approximately $5.3 million and current liabilities of approximately $5.0 million. Included in current assets are trade accounts receivable of approximately $2.3 million (net of allowance for bad debts of approximately $207,000). Our cash position at April 1, 2011 was approximately $873,000. Weighted average aging on our trade accounts receivable at April 1, 2011 was 27 days. Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended April 1, 2011 was 0.3%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at April 1, 2011. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to the new agreement at April 1, 2011 were approximately $5.2 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At April 1, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility maximum in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Acquisitions and Successor Liability:  In May and June 2006, we acquired the operating assets of a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity's accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities and in each case those entities are contractually committed to indemnify and hold harmless the Company from unassumed liabilities.

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the selling entities) are primarily liable for these obligations. The owners of the selling entities may also be liable. In most cases, the selling entities were owned or controlled by Glenn Welstad, our CEO.

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the Internal Revenue Service (IRS) is between $1 and $2 million.

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

Capital Requirement:  We expect that additional capital will be required to fund on-going operations during fiscal year 2011. Our capital needs will depend on our  operating performance, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We currently have approximately 12.8 million warrants outstanding which may offer a source of additional capital if exercised. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2011.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “ SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Chairman of the Board) and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of April 1, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Chairman of the Board) and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer (Chairman of the Board) and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On February 22, 2011 we issued 30,000 shares of common stock to James Caplan for services valued at $11,100. Also on February 22, 2011, we issued 30,000 shares of common stock to Victor Nostas for services valued at $11,100.

On March 11, 2011 we issued 1.5 million shares of common stock to an accredited investor for the exercise of 1.5 million warrants at an exercise price of $.08 per share for a total exercise price of $120,000.

On March 21, 2011 we issued 312,500 shares of common stock to an accredited investor for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total exercise price of $25,000.

On March 25, 2011 we issued 312,500 shares of common stock to an accredited investor for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total exercise price of $25,000.

We believe these securities transaction were exempt from registration requirements of the Securities Act of 1933, as amended, (the, “Act”)  because they were offered and sold in private, non-public transactions pursuant to Section 4(2)  of the Act and are deemed restricted securities which may not be publicly resold, without registration under the Act or unless exempt from the registration requirements.

ITEM 3.  DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 13, 2011
Signature	Title	Printed Name	Date

/s/Jeff R. Mitchell	CFO, Principal Financial Officer	Jeff R. Mitchell	May 13, 2011
Signature	Title	Printed Name	Date