Form 10-Q
period 2011-07-01
Command Center, Inc.
filed 2011-08-15
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to______

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated file ☐, a non-accelerated filer ☐, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐  No☑

Number of shares of issuer's common stock outstanding at August 12, 2011:  57,534,368

FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Command Center, Inc.
Condensed Balance Sheets
	July 1, 2011	December 31,
	(unaudited)	2010
ASSETS
Current assets
Cash	$465,836	$1,667,281
Restricted cash	-	150,000
Accounts receivable, net of allowance for bad debt of $152,046 and $238,948, respectively	2,701,813	1,886,426
Prepaid expenses and deposits	448,536	351,657
Prepaid workers' compensation premiums	210,083	231,840
Other receivables - current	7,598	6,667
Current portion of workers' compensation deposits	1,091,000	1,200,000
Total current assets	4,924,866	5,493,871
Property and equipment - net	277,423	411,695
Workers' compensation deposits, less current portion	750,298	1,430,814
Goodwill	2,500,000	2,500,000
Intangible assets - net	118,835	176,336
Total assets	$8,571,422	$10,012,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,520,035	$2,075,326
Checks issued and payable	387,258	68,760
Other current liabilities	39,746	43,003
Accrued wages and benefits	1,055,239	870,736
Common stock issuable	54,600	22,200
Capital leases	-	5,422
Current portion of workers' compensation claims liability	1,492,912	1,675,512
Total current liabilities	4,549,790	4,760,959
Long-term liabilities
Warrant liabilities	1,480,863	1,837,785
Workers' compensation claims liability, less current portion	2,632,218	2,875,000
Total liabilities	8,662,871	9,473,744
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 57,474,368 and 54,624,368 shares issued and outstanding, respectively	57,474	54,624
Additional paid-in capital	54,866,529	53,868,105
Accumulated deficit	(55,015,452)	(53,383,757)
Total stockholders' equity	(91,449)	538,972
Total liabilities and stockholders' equity	$8,571,422	$10,012,716

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Operations (unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Revenue	$20,299,940	$19,039,200	$36,679,763	$30,938,956
Cost of staffing services	15,739,324	13,997,469	28,955,364	23,045,233
Gross profit	4,560,616	5,041,731	7,724,399	7,893,723
Selling, general and administrative expenses	3,974,581	3,387,348	8,314,932	6,647,252
Depreciation and amortization	126,999	143,694	258,276	286,859
Income (loss) from operations	459,036	1,510,689	(848,809)	959,612
Interest expense and other financing expense	(251,244)	(447,660)	(464,806)	(607,394)
Loss on debt extinguishment	-	-	-	(844,798)
Change in fair value of warrant liability	461,950	(726,906)	(318,079)	(884,375)
Net income (loss)	$669,742	$336,123	$(1,631,694)	$(1,376,955)

Net income (loss) per share:
Basic	$0.01	$0.01	$(0.03)	$(0.03)
Diluted	$0.01	$0.01	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic	57,303,049	47,424,222	56,178,720	42,447,440
Diluted	61,767,321	47,424,222	56,178,720	42,447,440

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Cash Flows (unaudited)

	Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010
Cash flows from operating activities
Net loss	$(1,631,694)	$(1,376,955)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	258,276	286,859
Loss on debt extinguishment	-	844,798
Change in allowance for bad debt	(86,902)	70,000
Change in fair value of stock warrant liability	318,079	884,375
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	15,600	11,400
Common stock issued for rent	-	77,934
Common stock issuable for services	54,600	-
Stock based compensation	68,473	11,147
Amortization of note discount	-	117,059
Changes in assets and liabilities:
Accounts receivable - trade	(1,638,910)	(973,369)
Other receivables	(931)	(379)
Prepaid expenses, deposits and other	(96,879)	(859,761)
Prepaid workers' compensation premiums	21,757	-
Workers' compensation risk pool deposits	789,516	658,328
Accounts payable	(555,291)	(537,190)
Accounts receivable factoring agreement	910,425	-
Accrued wages and benefits	184,503	386,411
Workers' compensation claims liability	(425,382)	431,204
Disbursements outstanding	318,498	-
Other current liabilities	(3,257)	-
Net cash provided (used) by operating activities	(1,499,519)	6,311
Cash flows from investing activities
Purchase of property and equipment	(71,926)	-
Proceeds on sale of building	-	156,690
Cash restricted by lender	150,000	(150,000)
Net cash provided by investing activities	78,074	6,690
Cash flows from financing activities
Proceeds from exercise of common stock warrants	220,000	-
Proceeds from private placement	-	200,000
Change in checks issued and payable	-	41,534
Proceeds on line of credit facility, net	-	8,124
Principal payments on notes payable	-	(286,498)
Costs of common stock offering and registration	-	(15,000)
Net cash provided (used) by financing activities	220,000	(51,840)
Net decrease in cash	(1,201,445)	(38,839)
Cash, beginning of period	1,667,281	69,971
Cash, end of period	$465,836	$31,132
Non-cash investing and financing activities
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Common stock issued for prepaid rent	$-	$71,591
Supplemental disclosure of cash flow information
Interest paid	$35,457	$187,877

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

Restricted Cash:  We maintained a cash balance that was held on deposit as a requirement of a creditor.

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

NOTE 2 – EARNINGS PER SHARE

We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants.  Total outstanding common stock equivalents at July 1, 2011 and June 25, 2010 were 13,577,053 and 11,884,113, respectively. If we incur losses in the period presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

NOTE 3 – RELATED PARTY TRANSACTIONS

Accelerated Option Vesting:  In January 2011, we accelerated the vesting of options previously granted to a board member. This amounted to approximately $30,000 in stock based compensation expense.

Warrant Exercise:  On March 11, 2011, a non-management shareholder who owns 5% or more of our outstanding stock exercised 1.5 million warrants for 1.5 million shares of common stock for $120,000.

Refer to Notes 6, 7 and 8 for additional related party disclosure.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 4 – LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at July 1, 2011. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to this agreement at July 1, 2011 were approximately $6.7 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At July 1, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement requires that the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At July 1, 2011 we were in compliance with this covenant.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary workers and our regular employees with workers' compensation insurance.  On April 1, 2011 we changed our workers’ compensation carrier to Zurich American Insurance Company (Zurich). The policy with Zurich is a guaranteed cost plan, which is in contrast to our previous coverage where we were substantially self-insured through a large deductible policy. Zurich now provides workers compensation coverage in 22 of the 24 states in which we operate. For workers' compensation claims originating in Washington and North Dakota, our monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. We are not the primary obligor on claims in these monopolistic jurisdictions. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (AMS) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we had primary responsibility for claims under the policy. AMS provides re-insurance for covered losses and expenses in excess of $250,000 per occurrence, which resulted in us being substantially self-insured.

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

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $2.0 million and $1.4 million for the twenty-six weeks ended July 1, 2011 and June 25, 2010, respectively.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 6 – STOCKHOLDERS EQUITY

Issuance of Common Stock: In February 2011, we issued 60,000 shares of common stock for services with an aggregate value of $22,200.

In March 2011, we issued 1.5 million shares of common stock for the exercise of 1.5 million warrants at an exercise price of $.08 per share for a total purchase price of $120,000. Also in March 2011, we issued 625,000 shares of common stock for the exercise of 625,000 warrants at an exercise price of $.08 per share for a total purchase price of $50,000.

In April 2011, we issued 312,500 shares of common stock for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total purchase price of $25,000.

In May 2011, we issued 312,500 shares of common stock for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total purchase price of $25,000.

In May 2011, we issued 40,000 shares of common stock for services with an aggregate value of $15,600.

At July 1, 2011, we were obligated to issue an additional 120,000 shares for services rendered with an aggregate value of $54,600.

All shares issued for non-cash consideration were valued based on the market price of our common stock at the dates of issuance or the date the services were earned.

The following warrants for our common stock were issued and outstanding for the twenty-six weeks ending July 1, 2011 and June 25, 2010, respectively:

	July 1, 2011	June 25, 2010
Warrants outstanding at beginning of period	14,887,803	10,762,803
Issued	-	2,750,000
Exercised	(2,750,000)	-
Cancelled	-	-
Warrants outstanding at end of period	12,137,803	13,512,803

A detail of warrants outstanding July 1, 2011 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $.08 per share	4,200,000	4/1/2014
Exercisable at between $.16 and $1.00 per share	1,375,000	4/15/12 to 4/15/15
	12,137,803

The fair values of outstanding warrants defined as a derivative instrument per the Accounting Standards Codification (ASC) are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $318,000 for the twenty-six weeks ending July 1, 2011.

NOTE 7 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options were granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 1,439,250 options vested at July 1, 2011.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 7 – STOCK BASED COMPENSATION (continued)

The following table reflects the summary of stock options outstanding at July 1, 2011 and changes during the twenty-six weeks ended July 1, 2011:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Under	Exercise Price	Fair Value	Intrinsic
	Options	Per Share	Per Share	Value
Outstanding, December 31, 2010	3,258,000	$0.20	$0.17	$1,068,870
Forfeited	(106,000)	0.17	0.15	(54,060)
Outstanding, April 1, 2011	3,152,000	$0.20	$0.17	$1,014,810
Forfeited	(38,000)	0.17	0.15	(15,200)
Outstanding, July 1, 2011	3,114,000	$0.20	$0.17	$999,610

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Currently, we do not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

Fifty-three
Weeks Ended
December 31, 2010
Expected term (years)	3.0 - 5.0
Expected volatility	120.4% - 142.7%
Dividend yield	0.0%
Risk-free rate	0.52% - 2.13%

Under the fair value recognition provisions of the ASC, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected postvesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the postvesting effects due to turnover. During the twenty-six weeks ended July 1, 2011, we recognized share-based compensation expense of approximately $68,000 relating to the vesting of issued stock options. Included in this expense is approximately $30,000 relating to the accelerated vesting of options held by a board member.

The following table reflects the summary of our nonvested stock options outstanding at December 31, 2010 and changes during the twenty-six weeks ended July 1, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested, December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870
Vested	(250,000)	0.17	0.15	(85,000)
Forfeited	(106,000)	0.17	0.15	(54,060)
Nonvested, April 1, 2011	2,277,000	0.17	0.15	887,810
Vested	(564,250)	0.17	0.15	(127,278)
Forfeited	(38,000)	0.17	0.15	(15,200)
Nonvested, July 1, 2011	1,674,750	$0.17	$0.15	$745,333

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 7 – STOCK BASED COMPENSATION (continued)

As of July 1, 2011, there was unrecognized share-based compensation expense totaling approximately $209,000 relating to non-vested options that will be recognized over the next 2.9 years.

The following summarized information about the stock options outstanding at July 1, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (years)	Value
Outstanding	3,114,000	$0.20	3.54	$902,678
Exercisable	1,439,250	0.24	3.18	232,778

Determining the fair value of share-based awards at the grant date requires judgment. In addition, judgment is also required in estimating the expected postvesting exercise rate. Changes in the subjective input assumptions can materially affect the fair value estimate and, therefore, the existing models do not necessarily provide a reliable measure of the fair value of our stock options.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases on closed stores:  During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. With that determination, we recorded a reserve for closed store leases. This amount represents management's best estimate of the amounts likely to be paid in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at July 1, 2011 are approximately $116,000. The potential liability relating to closed stores leases could be between $50,000 and $370,000.

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

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the IRS are between $1 and $2 million.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

 NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

The Asset Purchase Agreement governing these transactions required that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

We have not accrued any liability related to these claims for state payroll and other tax liabilities and total payroll taxes due to the IRS. We have been advised by outside legal counsel that the likelihood of successor liability for the federal payroll tax liability claims remains remote. We would be adversely affected if the state and/or federal government were able to establish that we are liable for these claims.

Everyday Staffing, LLC tax liabilities:  On June 30, 2006, we acquired three locations from Everyday Staffing LLC (Everyday Staffing) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of Everyday Staffing, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of approximately $113,000. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the date of acquisition. The State of Washington requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

The first claim relates to business and occupation and excise tax obligations in the approximate amount of $250,000. Upon receipt of the notice, we contacted Mr. Moothart and demanded that he resolve the tax obligations. Mr. Moothart indicated that his legal counsel was working on the matter. While Mr. Moothart was pursuing the matter through his counsel, and in order to forestall further action against us, we agreed to make payments on the debt in satisfaction of the Everyday Staffing note payable to us.  During the 52 weeks ended December 25, 2009, we paid Everyday Staffing's business and occupation and excise tax obligations totaling approximately $231,000. During this time, Everyday Staffing took no apparent action to settle its obligations to us or the State of Washington.

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

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center, Inc. for liabilities, such as those asserted in the Department Notices, that were not expressly assumed. In response to the Department Notices for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing and Mr. Moothart seeking indemnification and monetary damages. On July 15, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

NOTE 9 – SUBSEQUENT EVENTS

On July 7, 2011 we issued 60,000 shares of common stock for services with an aggregate value of $28,400.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Command Center, Inc. (the Company, us, we, or our) is a provider of temporary employees to the restoration, wholesale trades, manufacturing, hospitality, construction and retail industries.  We provide unskilled and semi-skilled workers to our customers.  Generally, we pay our workers the same day they perform the job.

Our mission is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right position every time.  With the acquisition of our on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

Effective April 1, 2011 we changed our workers’ compensation carrier to Zurich American Insurance Company, an A+ rated carrier, in all states in which we operate other than states that require coverage through state government administered programs. Our new coverage has a zero deductible, requires no collateral deposits, and has no tailing liability associated with it. This change came as we were experiencing an upward trend in our workers’ compensation expenses. Our new policy is a guaranteed cost policy, in contrast to our previous policy where we were substantially self-insured through a large deductible policy. Along with changing our workers’ compensation carrier, we also changed our workers’ compensation insurance brokerage firm. We expect the new broker to be more effective in assisting us with closing existing claims which will ultimately result in a reduction of the estimated liability associated with those claims and have a positive effect on future net incomes.

At July 1, 2011, we were operating 54 stores located in 24 states compared to operating 51 stores in 21 states as well as 2 additional operations sites in Mississippi relating to the Gulf Coast oil spill at June 25, 2010.

The following table reflects operating results for the thirteen and twenty-six weeks ended July 1, 2011 compared to the thirteen and twenty-six weeks ended June 25, 2010 (in thousands, except per share amounts and percentages).  Percentages indicate line items as a percentage of total revenue.  The following table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	July 1, 2011		June 25, 2010		July 1, 2011		June 25, 2010

Revenue	$20,300		$19,039		$36,680		$30,939
Cost of staffing services	15,739	77.5%	13,997	73.5%	28,956	78.9%	23,045	74.5%
Gross Profit	4,561	22.5%	5,042	26.5%	7,724	21.1%	7,894	25.5%
Selling, general and administrative expenses	3,975	19.6%	3,387	17.8%	8,315	22.7%	6,647	21.5%
Depreciation and amortization	127	0.6%	144	0.8%	258	0.7%	287	0.9%
Income (loss) from operations	459	2.3%	1,511	7.9%	(849)	-2.3%	960	3.1%
Interest expense and other financing expense	(251)	-1.2%	(448)	-2.4%	(465)	-1.3%	(607)	-2.0%
Loss on debt extinguishment	-	0.0%	-	0.0%	-	0.0%	(845)	-2.7%
Change in fair value of warrant liability	462	2.3%	(727)	-3.8%	(318)	-0.9%	(884)	-2.9%
Net income (loss)	$670	3.3%	$336	1.8%	$(1,632)	-4.4%	$(1,376)	-4.5%

Results of Operations

Thirteen Weeks Ended July 1, 2011

Summary of Operations:  Revenue for the thirteen weeks ended July 1, 2011 was $20.3 million, an increase of $1.3 million, or 6.6%, when compared to the second quarter of 2010. In 2010, we had significant disaster work in the second quarter due to the Gulf Coast oil spill. Excluding the effect of revenue derived from short-term disaster recovery projects, core revenue increased by $4.5 million or 29.1% in the second quarter of 2011 compared to the second quarter of 2010. This increase in revenue is attributable primarily to organic sales growth due to an overall increased demand in the temporary staffing industry.

Cost of Services:  Cost of services was 77.5% and 73.5% of revenue for the thirteen weeks ended July 1, 2011 and June 25, 2010, respectively. The major factor that influenced this increase in relative costs was an increase in wages paid to our temporary employees, or Field Team Members (FTMs) and the related payroll taxes as compared to client bill rates. This is a result of pricing pressures which has prevented us from passing on all of our cost increases.

Workers' compensation expense was 4.5% and 5.2% of revenue for the thirteen weeks ended July 1, 2011 and June 25, 2010, respectively. This decrease is due to the change in the structure of our workers’ compensation coverage discussed above and a decrease in estimated settlement costs over the thirteen weeks ended July 1, 2011. This decrease in settlement costs is due to improvements in our overall risk management programs and claims handling.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 19.6% and 17.8% of revenue for the thirteen weeks ended July 1, 2011 and June 25, 2010, respectively. The major factor that influenced this increase in relative costs was an increase in wages and incentive compensation for our full time employees. Outside of labor, SG&A costs were down for the thirteen weeks versus the twenty-six weeks ended July 1, 2011 as we were able to leverage our cost structure across increased revenue.

Twenty-Six Weeks Ended July 1, 2011

Summary of Operations:  Year-to-date revenue at July 1, 2011 was $36.7 million, an increase of $5.7 million, or 18.6%, compared to 2010. Our increase in revenue is due primarily to increased demand from our clients relating to the recovering economy. As the economy improves, employers place a higher priority on maintaining a flexible workforce, which translates into higher demand in the temporary staffing industry.

Cost of Services:  Cost of services were 78.9% and 74.5% of revenue for the twenty-six ended July 1, 2011 and June 25, 2010, respectively. The major factors that influenced this increase in relative costs were an increase in wages paid to our FTMs and the related payroll taxes, and an increase in our workers’ compensation costs. Pricing pressures have prevented us from passing on all of our cost increases to our clients.

Workers' compensation costs were 5.5% and 4.6% of revenue through the second quarter of 2011 and 2010, respectively. This increase is a holdover from the large increase we experienced in the first quarter of 2011 which led to us changing our workers’ compensation coverage. Workers’ compensation expense for the thirteen weeks ended July 1, 2011 was 4.5% of revenue, which represents a slight decrease when compared to last year. We expect the trend we experienced in the thirteen weeks ended July 1, 2011 to continue into the foreseeable future.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 22.7% and 21.5% of revenue for the twenty-six ended July 1, 2011 and June 25, 2010, respectively. The major factor that influenced this increase in relative costs was an increase in wages and incentive compensation paid to our full time employee. We were successful in cutting and controlling costs in most other areas while increasing same branch revenue, and are working on implementing a new bonus structure that will increase emphasis on our operating margin. We remain focused on improving our operating margin and increasing profitability by critically analyzing and controlling costs while increasing same branch revenue.

Liquidity and Capital Resources

We have incurred significant losses since inception and have funded our operations to date primarily through the sale of equity and debt securities and our asset-backed credit facilities. Based on our current operating plan, we anticipate that we have sufficient working capital to fund operations through February 2012.  We have payment commitments related to workers compensation totaling approximately one million dollars due in March and April  2012 that may result in a liquidity deficit.  We are implementing a plan to enter agreements with our creditor to defer these payments, reduce our operating expenses, accelerate accounts receivable collections, increase revenue and improve gross margins in order to allow us to meet our obligations without raising additional capital.  This plan includes, but is not limited to, the closure of under-performing locations, closure of offices in which our market potential is limited, opening or expansion of locations in stronger markets, and staff reductions.  If we cannot generate sufficient cash from operations to meet our payment commitments, we plan to raise additional cash through the issuance of equity or debt securities. If we do not achieve our  forecasted sales and profitability levels, or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take more aggressive actions to reduce operating expenses.

There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in further reductions in staff, operating costs, and capital expenditures. Raising additional cash through the sale of equity securities would be dilutive and may result in downward market pressure on our stock.

Cash used in operating activities totaled approximately $1.5 million during the six months ended July 1, 2011, as compared to cash provided by operations of approximately $6,000 during the same period in 2010. During the six months ended July 1, 2011, the increase in cash used in operating activities was primarily driven by an increase in our trade receivables of approximately $1.6 million, and a decrease in trade payables of approximately $555,000. This was offset by a decrease in deposits associated with our workers’ compensation plans of approximately $789,000 and an increase in the amount drawn with our lender of approximately $910,000.

Cash provided by investing activities totaled $78,074 for the six months ended July 1, 2011 compared to $6,690 during the same time period in 2010. During the six months ended July 1, 2011, we used approximately $71,000 for the purchase of additional capital assets, which was offset by a $150,000 reduction in cash held by one of our creditors. During the same time period in 2010, we were required to provide $150,000 as collateral with a creditor, which was offset by proceeds of approximately $157,000 related to the sale of a building we owned.

Cash provided by financing activities totaled $220,000 for the six months ended July 1, 2011 compared to net cash used of approximately $52,000 during the same period in 2010. The 2011 proceeds were related solely to the exercise of warrants for the purchase of common shares.

Our continued capital needs will depend on store operating performance, our ability to control costs, and the continued impact from the general economic slowdown and the recovery cycle on our business.

Accounts Receivable:  At July 1, 2011, we had total current assets of approximately $4.9 million and current liabilities of approximately $4.5 million. Included in current assets are trade accounts receivable of approximately $2.7 million (net of allowance for bad debts of approximately $152,000). Our cash position at July 1, 2011 was approximately $466,000. Weighted average aging on our trade accounts receivable at July 1, 2011 was 28 days. Actual bad debt write-off expense as a percentage of total customer invoices during the twenty-six weeks ended July 1, 2011 was 0.3%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at July 1, 2011. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at July 1, 2011 were approximately $6.7 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At July 1, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

We have not accrued any liability related to these claims for state payroll taxes and total payroll taxes due to the IRS because we have been advised by outside legal counsel that the likelihood of successor liability for these claims is remote. We would be adversely affected if the state or federal government was able to establish we are liable for these claims.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of July 1, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations

Our management, including our Chief Executive Officer and Principal Financial Officer, does not expect that our disclosure controls or internal controls over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On April 7, 2011, we issued 312,500 shares of common stock to accredited investors for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total purchase price of $25,000.

On May 9, 2011, we issued 312,500 shares of common stock to an accredited investor for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total purchase price of $25,000.

On May 17, 2011, we issued 20,000 shares of common stock to Russell Lawson for service valued at $7,800. Also on May 17, 2011 we issued 20,000 shares of common stock to Vincent Kisselbrack for service valued at $7,800.

On July 7, 2011, we issued 30,000 shares of common stock to James Caplan for services valued at $14,200. Also on July 7, 2011, we issued 30,000 shares of common stock to Victor Nostas for services valued at $14,200.

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

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 15, 2011
Signature	Title	Printed Name	Date

/s/Jeff R. Mitchell	CFO, Principal Financial Officer	Jeff R. Mitchell	August 15, 2011
Signature	Title	Printed Name	Date