Form 10-Q
period 2011-09-30
Command Center, Inc.
filed 2011-11-14
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

Number of shares of issuer's common stock outstanding at November 11, 2011:  57,570,368

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
Command Center, Inc.
Condensed Balance Sheets

	September 30, 2011	December 31,
	(unaudited)	2010
ASSETS
Current assets
Cash	$440,035	$1,667,281
Restricted cash	-	150,000
Accounts receivable, net of allowance for bad debt of $172,225 and $238,948, respectively	3,803,515	1,886,426
Prepaid expenses, deposits, and other	619,833	351,657
Prepaid workers' compensation premiums	38,784	231,840
Other receivables - current	147,998	6,667
Current portion of workers' compensation deposits	954,000	1,200,000
Total current assets	6,004,165	5,493,871
Property and equipment - net	367,605	411,695
Workers' compensation deposits, less current portion	57,572	1,430,814
Goodwill	2,500,000	2,500,000
Intangible assets - net	82,835	176,336
Total assets	$9,012,177	$10,012,716

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$271,304	$1,546,992
Checks issued and payable	779,702	68,760
Other current liabilities	747,826	560,433
Accrued wages and benefits	1,498,170	881,640
Capital leases	-	5,422
Common stock issuable	26,200	22,200
Current portion of workers' compensation claims liability	1,702,428	1,675,512
Total current liabilities	5,025,630	4,760,959
Warrant liabilities	1,077,281	1,837,785
Workers' compensation claims liability, less current portion	2,238,725	2,875,000
Total liabilities	8,341,636	9,473,744
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 57,570,368 and 54,624,368 shares issued and outstanding, respectively	57,570	54,624
Additional paid-in capital	54,925,036	53,868,105
Accumulated deficit	(54,312,065)	(53,383,757)
Total stockholders' equity	670,541	538,972
Total liabilities and stockholders' equity	$9,012,177	$10,012,716

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2011	September 24, 2010	September 30, 2011	September 24, 2010

Revenue	$24,972,597	$19,700,886	$61,652,359	$50,639,842
Cost of staffing services	19,850,532	14,760,448	48,805,895	37,805,681
Gross profit	5,122,065	4,940,438	12,846,464	12,834,161
Selling, general and administrative expenses	4,414,019	3,576,353	12,728,952	10,223,605
Depreciation and amortization	95,252	144,268	353,527	431,127
Income from operations	612,794	1,219,817	(236,015)	2,179,429
Interest and other financing expenses	(312,989)	(430,507)	(777,795)	(1,037,901)
Gain (loss) on debt extinguishment	-	4,491	-	(840,307)
Change in fair value of warrant liability	403,582	280,327	85,503	(604,048)
Basic and diluted net income (loss)	$703,387	$1,074,128	$(928,307)	$(302,827)

Net income (loss) per share:
Basic	$0.01	$0.02	$(0.02)	$(0.01)
Diluted	$0.01	$0.02	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic	57,534,368	51,558,983	56,622,445	45,484,621
Diluted	61,217,221	56,582,673	56,622,445	45,484,621

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities
Net loss	$(928,307)	$(302,827)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	353,527	431,127
Loss on debt extinguishment	-	840,307
Change in allowance for bad debt	(66,723)	70,000
Change in fair value of stock warrant liability	(85,503)	604,048
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	55,880	48,200
Common stock issued for rent	-	112,404
Common stock issuable for services	26,200	-
Stock based compensation	86,796	31,848
Amortization of note discount	-	235,792
Gain on sale of property	(7,500)	-
Changes in assets and liabilities:
Accounts receivable - trade	(4,052,742)	(3,148,849)
Other receivables	(141,331)	23
Prepaid expenses, deposits and other	(260,676)	(490,456)
Prepaid workers' compensation premiums	193,056	-
Workers' compensation risk pool deposits	1,619,242	856,112
Accounts payable	(1,275,688)	(199,413)
Accounts receivable factoring agreement	2,202,376	1,961,905
Accrued wages, benefits, and other current liabilities	616,529	135,933
Workers' compensation claims liability	(609,359)	9,134
Disbursements outstanding	710,942	620,281
Other current liabilities	187,393	(559,975)
Net cash provided (used) by operating activities	(1,375,888)	1,230,044
Cash flows from investing activities
Purchase of property and equipment	(221,358)	(11,811)
Proceeds on sale of building	-	156,690
Cash restricted by lender	150,000	(150,000)
Net cash used by investing activities	(71,358)	(5,121)
Cash flows from financing activities
Proceeds from exercise of common stock warrants	220,000	-
Proceeds from private placement	-	420,000
Principal payments on notes payable	-	(1,115,563)
Costs of common stock offering and registration	-	(15,000)
Net cash provided (used) by financing activities	220,000	(710,563)
Net increase (decrease) in cash	(1,227,246)	514,360
Cash, beginning of period	1,667,281	69,971
Cash, end of period	$440,035	$584,331
Non-cash investing and financing activities
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Common stock issued for prepaid rent	$-	$37,121
Property and equipment financed	$-	$11,425
Supplementary disclosure of cash flow information
Interest Paid	$65,027	$187,877

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

NOTE 2 – EARNINGS PER SHARE

We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants.  Total outstanding common stock equivalents at September 30, 2011 and September 24, 2010 were 13,577,053 and 16,096,380, respectively. If we incur losses in the period presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

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

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 4 – LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at September 30, 2011. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to this agreement at September 30, 2011 were approximately $8.0 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At September 30, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement requires that the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At September 30, 2011 we were in compliance with this covenant.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary workers and our regular employees with workers' compensation insurance.  On April 1, 2011 we changed workers’ compensation carriers to Zurich American Insurance Company (Zurich). The policy with Zurich is a guaranteed cost plan, which is in contrast to our previous coverage where we were substantially self-insured through a large deductible or retro based policy. Zurich now provides workers compensation coverage in all states in which we operate other than Washington and North Dakota. For workers' compensation claims originating in Washington and North Dakota, monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (AMS) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we had primary responsibility for claims under the policy. AMS provides re-insurance for covered losses and expenses in excess of $250,000 per claim, which resulted in us being substantially self-insured.

Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer.  Per our contractual agreements with AMS, we are required to maintain a workers compensation deposit account in the amount of $715,000. If our payments into the fund exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Conversely, if our workers' compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.  We are under-funded in this workers compensation deposit account as of September 30, 2011.  Our third party actuarial analysis forecasts a future liability related to these policy years of approximately $2,000,000.  Our workers compensation deposit account with AMS is approximately $100,000.  We are currently making weekly payments in the amount of $25,000 to re-establish the required workers compensation deposit account. Additionally, we owe $157,000 relating to the payroll audit of our policy ended March 31, 2011 and are making bi-weekly $25,000 payments to AMS, for which we are fully reserved.  The final payment is scheduled to be made on December 30, 2011.

Recently, we discovered that our workers compensation deposits related to multiple policy years with AIG Insurance, dated from May 13, 2006 to June 27, 2008 were overstated by approximately $700,000.  During our review, it was determined that approximately $550,000 of the amount paid to our broker was not remitted to AIG Insurance.  Of this amount, $250,000 and $300,000 relate to our insurance policies ended May 12, 2007 and May 12, 2008, respectively.  At this time, we are unable to determine to which year the remaining $150,000 pertains, but based upon information currently available, we do not believe that this amount would be material to any of the individual years.  As such, we have adjusted for these items in the current quarter by reducing the workers compensation deposits by approximately $700,000 and expensing this amount as additional workers compensation insurance expense as is our common accounting practice for the current adjustments for change in workers' compensation reserves.

We have received notice from AIG Insurance requesting additional collateral based upon contractual excess collateral agreements in the amount of approximately $3,300,000 relating to these same policy years.  Using third party actuarial analyses and considering the adjustments referenced above, we estimate that we may be under-collateralized with AIG Insurance by $500,000 to $1,000,000. Our liabilities associated with these collateral issues are fully reserved under our accruals for workers' compensation liabilities.

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. Our current quarterly actuarial analysis is based largely on industry averages which are used as a proxy to estimate our liability. If our average claims period is longer than industry average, our actual claims could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves. We have discounted the expected liability for future losses to present value using a discount rate of 3%.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $4.0 million and $2.3 million for the thirty-nine weeks ended September 30, 2011 and September 24, 2010, respectively.

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

In May 2011, we issued 312,500 shares of common stock for the exercise of 312,500 warrants at an exercise price of $.08 per share for a total purchase price of $25,000. Also in May 2011, we issued 40,000 shares of common stock for services with an aggregate value of $15,600.

In July 2011, we issued 60,000 shares of common stock for services with an aggregate value of $28,400.

In September 2011, we issued 36,000 shares of common stock for services with an aggregate value of $11,880.

All shares issued for non-cash consideration were valued based on the market price of our common stock at the dates of issuance or the date the services were earned.

The following warrants for our common stock were issued and outstanding for the thirty-nine weeks ending September 30, 2011 and September 24, 2010, respectively:

	September 30, 2011	September 24, 2010
Warrants outstanding at beginning of period	14,887,803	10,762,803
Issued	-	4,125,000
Exercised	(2,750,000)	-
Warrants outstanding at end of period	12,137,803	14,887,803

A detail of warrants outstanding September 30, 2011 is as follows:
	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.16 and $1.00 per share	1,375,000	4/15/12 to 4/15/15
	12,137,803

The fair values of outstanding warrants defined as a derivative instrument per accounting standards generally accepted in the Unites States (GAAP) are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $86,000 for the thirty-nine weeks ending September 30, 2011.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 7 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options were granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 1,439,250 options vested at September 30, 2011.

The following table reflects the summary of stock options outstanding at September 30, 2011 and changes during the thirty-nine weeks ended September 30, 2011:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Under	Exercise Price	Fair Value	Intrinsic
	Options	Per Share	Per Share	Value
Outstanding, December 31, 2010	3,258,000	$0.20	$0.17	$1,068,870
Forfeited	(106,000)	0.17	0.15	(54,060)
Outstanding, April 1, 2011	3,152,000	0.20	0.17	1,014,810
Forfeited	(38,000)	0.17	0.15	(15,200)
Outstanding, July 1, 2011	3,114,000	0.20	0.17	999,610
Forfeited	(19,800)	0.17	0.15	(5,850)
Outstanding, September 30, 2011	3,094,500	$0.20	$0.17	$993,760

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

Fifty-three
Weeks Ended
December 31, 2010
Expected term (years)	3.0 - 5.0
Expected volatility	120.4% - 142.7%
Dividend yield	0.0%
Risk-free rate	.52% - 2.13%

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 7 – STOCK BASED COMPENSATION (continued)

Under the fair value recognition provisions of GAAP, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected postvesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the postvesting effects due to turnover. During the thirty-nine weeks ended September 30, 2011, we recognized share-based compensation expense of approximately $87,000 relating to the vesting of issued stock options. Included in this expense is approximately $30,000 relating to the accelerated vesting of options held by a board member.

The following table reflects the summary of our nonvested stock options outstanding at December 31, 2010 and changes during the thirty-nine weeks ended September 30, 2011:

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested, December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870
Vested	(250,000)	0.17	0.15	(85,000)
Forfeited	(106,000)	0.17	0.15	(54,060)
Nonvested, April 1, 2011	2,277,000	0.17	0.15	887,810
Vested	(564,250)	0.17	0.15	(127,278)
Forfeited	(38,000)	0.17	0.15	(15,200)
Nonvested, July 1, 2011	1,674,750	0.17	0.15	745,333
Forfeited	(19,500)	0.17	0.15	(5,850)
Nonvested, September 30, 2011	1,655,250	$0.17	$0.15	$739,483

As of September 30, 2011, there was unrecognized share-based compensation expense totaling approximately $190,000 relating to non-vested options that will be recognized over the next 2.6 years.

The following summarized information about the stock options outstanding at September 30, 2011:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (years)	Value
Outstanding	3,094,500	$0.20	3.29	$599,928
Exercisable	1,439,250	0.24	2.93	103,353

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

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Leases on closed stores:  During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. With that determination, we recorded a reserve for closed store leases. This amount represents management's best estimate of the amounts likely to be paid in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at September 30, 2011 are approximately $122,000.

Dun & Bradstreet: We were recently served with a lawsuit filed against us by Dun & Bradstreet.  The suit alleges that D&B provided financial information and services to us on account pursuant to a written order and seeks to recover $247,000. We have denied the material allegations of the case; pretrial discovery has not yet commenced.  Based upon the limited information available at this early stage of this suit, management projects that a reasonable estimate of its liability in this case is approximately $50,000.  Accordingly, we have recorded a reserve of $50,000 for this potential liability.

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

The Asset Purchase Agreement signed in connection with the acquisition of assets from Everyday Staffing requires that Everyday Staffing indemnify and hold harmless Command Center, Inc. for liabilities, such as those asserted in the Department Notices, that were not expressly assumed. In response to the Department Notices for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing and Mr. Moothart seeking indemnification and monetary damages. On September 30, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Command Center is a provider of temporary employees to the restoration, wholesale trades, manufacturing, hospitality, construction and retail industries.  We provide unskilled and semi-skilled workers to our customers.  Generally, we pay our workers the same day they perform the job.

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

At September 30, 2011, we were operating 54 stores located in 23 states compared to operating 50 stores in 20 states as well as 1 additional operations site in Louisiana relating to the Gulf Coast oil spill at September 24, 2010.

The following table reflects operating results for the thirteen and thirty-nine weeks ended September 30, 2011 compared to the thirteen and thirty-nine weeks ended September 24, 2010 (in thousands, except per share amounts and percentages).  Percentages indicate line items as a percentage of total revenue.  The following table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 30, 2011		September 24, 2010		September 30, 2011		September 24, 2010

Revenue	$24,973		$19,701		$61,652		$50,640
Cost of staffing services	19,851	79.5%	14,761	74.9%	48,806	79.2%	37,806	74.7%
Gross Profit	5,122	20.5%	4,940	25.1%	12,846	20.8%	12,834	25.3%
Selling, general and administrative expenses	4.414	17.7%	3,576	18.2%	12,729	20.6%	10,224	20.2%
Depreciation and amortization	95	0.4%	144	0.7%	353	0.5%	431	0.8%
Income from operations	613	2.4%	1,220	6.2%	(236)	-0.4%	2,179	4.3%
Interest expense and other financing expense	(313)	-1.2%	(431)	-2.1%	(778)	-1.2%	(1,038)	-2.0%
Loss on debt extinguishment	-	0.0%	5	0.0%	-	0.0%	(840)	-1.7%
Change in fair value of warrant liability	403	1.6%	280	1.4%	86	0.1%	(604)	-1.2%
Basic and diluted net income (loss)	$703	2.8%	$1,074	5.5%	$(928)	-1.5%	$(303)	-0.6%

Results of Operations

Thirteen Weeks Ended September 30, 2011

Summary of Operations:  Revenue for the thirteen weeks ended September 30, 2011 was $25.0 million, an increase of $5.3 million, or 26.8%, when compared to the third quarter of 2010. This increase in revenue is attributable to disaster relief work in North Dakota, New York, and Pennsylvania, as well as, organic sales growth due to the sustained increase in demand in the temporary staffing industry.

Cost of Services:  Cost of services was 79.5% and 74.9% of revenue for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. There were several factors that influenced this increase in relative costs. These factors include an increase in wages paid to our temporary employees, or Field Team Members (FTMs) and the related payroll taxes as compared to client bill rates. Also, in the third quarter we recorded a write-down of approximately $700,000 to our workers' compensation pool deposit.

Workers' compensation expense was 7.8% and 4.5% of revenue for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. This increase is primarily due to a write-down of our workers' compensation risk pool deposit during the thirteen weeks ended September 30, 2011 as well as a decrease in estimated settlement costs during the thirteen weeks ended September 24, 2010.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 17.7% and 18.2% of revenue for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. This relative decrease is due to cost controlling measures being leveraged over increased revenue.

While SG&A expenses decreased relative to revenue, they increased by approximately $838,000. This increase was due primarily to an increase in internal wages and the related payroll taxes, other expenses that are directly related to volume such as background checks, and increased travel costs.

Thirty-nine Weeks Ended September 30, 2011

Summary of Operations:  Year-to-date revenue at September 30, 2011 was $61.7 million, an increase of $11.0 million, or 21.7%, compared to 2010. Our increase in revenue is due primarily to increased demand from our clients relating to the recovering economy. As the economy improves, employers place a higher priority on maintaining a flexible workforce, which translates into higher demand in the temporary staffing industry.

Cost of Services:  Cost of services were 79.2% and 74.7% of revenue for the thirty-nine ended September 30, 2011 and September 24, 2010, respectively. The major factors that influenced this increase in relative costs were an increase in wages paid to our FTMs and the related payroll taxes, and an increase in our workers’ compensation costs, including a recent write-down of our risk pool deposit. Pricing pressures have prevented us from passing on all of our cost increases to our clients.

Workers' compensation costs were 6.5% and 4.5% of revenue through the third quarter of 2011 and 2010, respectively. This increase is primarily due to a recent write-down of our risk pool deposit, as well as a holdover from the large increase we experienced in the first quarter of 2011 which led to us changing our workers’ compensation coverage and partially due to the change in the structure of our workers compensation coverage. In prior years, our workers’ compensation rate was fixed regardless of the nature of the work performed and coupled with a variable premium relating to actual claims costs. Now, our workers’ compensation rate varies based on the nature of the work being performed and there is not variable premium based on actual claims costs. We undertook some disaster related work this year with a relatively higher rate than the rates associated with our typical work mix.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 20.6% and 20.2% of revenue for the thirty-nine ended September 30, 2011 and September 24, 2010, respectively. The major factor that influenced this increase in relative costs was an increase in salaries, wages and incentive compensation paid to our full time employees. We were successful in cutting and controlling costs in most other areas while increasing same branch revenue, and are working on implementing a new bonus structure that will increase emphasis on our operating margin. We remain focused on improving our operating margin and increasing profitability by critically analyzing and controlling costs while increasing same branch revenue.

Liquidity and Capital Resources

We have incurred significant losses since inception and have funded our operations to date primarily through the sale of equity and debt securities. Based on our current operating plan, we anticipate that we have sufficient cash and cash equivalents to fund our operations into December 2011. We will require additional cash to fund our operating plan past that time. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we will need to raise additional cash sooner or take actions to reduce operating expenses. We are implementing plans to reduce our operating expenses, defer payments to reduce our working capital requirements and improve our revenue.  If we cannot generate adequate cash by implementing these steps, we plan to obtain additional cash through the issuance of equity or debt securities. There can be no assurance that additional cash will be available or that, if available, it will be available on terms acceptable to us on a timely basis. If adequate funds are not available on a timely basis, we intend to limit our operations to extend our funds as we pursue other financing opportunities and business relationships. This limitation of operations could include reducing our planned investment in working capital to fund revenue growth and result in reductions in staff, operating costs, and capital expenditures.

Cash used in operating activities totaled approximately $1.4 million during the nine months ended September 30, 2011, as compared to cash provided by operations of approximately $1.2 million during the same period in 2010. During the thirty-nine weeks ended September 30, 2011, the increase in cash used in operating activities was primarily driven by an increase in our trade receivables of approximately $4.1 million, and decrease in trade payables of approximately $1.3 million.  This was offset by a decrease in accrued wages and benefits and disbursements outstanding of $1.3 million, and an increase in the amount drawn with our lender of $2.2 million.

Cash used by investing activities totaled approximately $71,000 for the thirty-nine weeks ended September 30, 2011 compared to approximately $5,000 during the same time period in 2010. During the thirty-nine weeks ended September 30, 2011, we used approximately $221,000 for the purchase of additional property and equipment, which was offset by a $150,000 reduction in cash held by one of our creditors.  During the same time period in 2010, we were required to provide $150,000 as collateral with a creditor, which was offset by proceeds of approximately $157,000 related to the sale of a building we owned.

Cash provided by financing activities totaled $220,000 for the thirty-nine weeks ended September 30, 2011 compared to net cash used of approximately $711,000 during the same period in 2010.  The 2011 proceeds were related solely to the conversion of warrants held to shares.

Our continued capital needs will depend on store operating performance, our ability to control costs, and the continued impact from the general economic slowdown and the recovery cycle on our business. We currently have approximately 12.1 million warrants outstanding which may offer a source of additional capital if exercised.  However, there can be no assurance that warrant holders will be willing to exercise their warrants prior to their expiration dates.  It is unknown at this time whether the market price of our stock or a discount would encourage warrant holders to exercise.

Accounts Receivable:  At September 30, 2011, we had total current assets of approximately $6.0 million and current liabilities of approximately $5.0 million. Included in current assets are trade accounts receivable of approximately $3.8 million (net of allowance for bad debts of approximately $172,000). Our cash position at September 30, 2011 was approximately $440,000. Weighted average aging on our trade accounts receivable at September 30, 2011 was 26 days. Actual bad debt write-off expense as a percentage of total customer invoices during the thirty-nine weeks ended September 30, 2011 was 0.4%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at September 30, 2011. The eligible accounts receivable are calculated by taking 90% of our invoiced amount and reducing it by accounts that are greater than sixty days old and the current weeks payroll taxes. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at September 30, 2011 were approximately $8.0 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At September 30, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective at a reasonable assurance level as of September 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We were recently served with a lawsuit filed against the company by Dun & Bradstreet.  The suit alleges that D&B provided financial information and services to us on account pursuant to a written order and seeks to recover $247,000. We have denied the material allegations of the case; pretrial discovery has not yet commenced.  Based upon the limited information available at this early stage of this suit, management projects that a reasonable estimate of its liability in this case is approximately $50,000.  Accordingly, we have recorded a reserve of $50,000 for this potential liability.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On July 7, 2011, we issued 30,000 shares of common stock to James Caplan for services valued at $14,200. Also on July 7, 2011, we issued 30,000 shares of common stock to Victor Nostas for services valued at $14,200.

On September 20, 2011, 18,000 shares of common stock to James Caplan for services valued at $5,940. Also on September 20, 2011, we issued 18,000 shares of common stock to Victor Nostas for services valued at $5,940.

We believe these securities transaction were exempt from registration requirements of the Securities Act of 1933, as amended, (the Act) because they were offered and sold in private, non-public transactions pursuant to Section 4(2) of the Act and are deemed restricted securities which may not be publicly resold, without registration under the Act or unless exempt from the registration requirements.

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

COMMAND CENTER, INC.

/s/ Glenn Welstad	President and CEO	Glenn Welstad	November 14, 2011
Signature	Title	Printed Name	Date

/s/ Jeff R. Mitchell	CFO, Principal Financial Officer	Jeff R. Mitchell	November 14, 2011
Signature	Title	Printed Name	Date