Form 10-K
period 2011-12-30
Command Center, Inc.
filed 2012-04-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

Command Center, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, Idaho	83854
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐  Accelerated Filer  ☐ Non-Accelerated Filer  ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, July 1, 2011, was approximately $17,361,000.

As of April 5, 2012, there were 59,142,368 shares of the registrant’s common stock outstanding.

The following document is incorporated by reference into Parts I, II, III, and IV of this report:  Form 8-K dated November 2, 2011.

Command Center, Inc.
2011 Annual Report on Form 10-K

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report.

The terms “Command,” “CCNI,” the “Company,” “we,” “us,” “our,” and similar references refer to Command Center, Inc.

EXPLANATORY NOTE

In October 2011, we discovered that our workers compensation deposits for the years 2006 to 2008, with AIG Insurance were overstated by approximately $716,000. During our review, it was determined that the misdirection of premium-related payments by our former insurance broker (in the years 2006 to 2008) was the principal reason for the attenuated deposits.

After discovering that our balance sheet contained an overstated asset, we recorded an entry in our third quarter 2011 financial statements which reduced the amount of the workers compensation deposits (an asset) by $716,000 and increased workers compensation insurance expense by the same amount.

Subsequent to our 2011 year end, we investigated this matter further and determined that the recording of a charge to workers compensation insurance expense in the third quarter of 2011 was itself erroneous because the charge should have been recorded as a charge to the prior periods between 2006 and 2008 in which the misdirection occured.

Consistent with the guidance provided by ASC 250, we determined that a restatement of our financial statements was needed. Accordingly, we have adjusted our financial statements in the fourth quarter of 2011. We will correct our previously issued statement of operations for the third quarter of 2011.

The potential impact of these changes does not affect reported earnings per share for 2011 nor 2010, but does affect reported earnings per share for the third fiscal quarter of 2011 by approximately $0.01.

The previously issued audited financial statements for fiscal year 2010 in the Original Filing, and  the unaudited condensed financial statements for the fiscal quarters ending March 26, 2010 through September 30, 2011, filed on Forms 10-Q should no longer be relied upon.

PART I

ITEM 1.     BUSINESS

Introduction and General Background

We were organized as Command Staffing, LLC on December 26, 2002 and commenced operations in 2003 as a franchisor of on-demand labor businesses. On November 9, 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer. On November 16, 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. On May 12, 2006, we acquired 48 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator.  We currently generate all of our revenue from on-demand labor store operations and related activities.

As of December 30, 2011, we owned and operated 51 on-demand labor stores located in 23 states.  Our principal executive offices are located at 3773 West Fifth Avenue, Post Falls, Idaho, and our telephone number is (208) 773-7450. We operate as: Command Center, Inc. and as Bakken Staffing, a dba in North Dakota. We have also created a separate, dormant entity that is not active. All financial information is reported in Commend Center Inc.'s financial statements. We maintain an internet website at www.commandonline.com. The information contained on our website is not included as a part of, or incorporated by reference into, this annual report.

Industry Overview

The on-demand labor industry developed based on the business need for flexible staffing options. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing production cycles. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers employers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruitment and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger employment pool of tried and tested temporary staff members.

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and background check requirements vary among industries and employers. We operate primarily within the short-term, semi-skilled and unskilled segments of the on-demand labor industry. We oversee the operation of multiple locations from a single corporate office. We endeavor to customize our services according to the unique opportunities and assets presented by each of our locations while leveraging our overall size. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment for our temporary staff members, referred to as Field Team Members.

Business

Our Vision:  To be the undisputed industry leader from the perspective of our shareholders, clients, Field Team Members, internal staff members, and competitors. Every decision we make maintains this fundamental motivation. To this end, we are actively and aggressively looking to grow revenue, increase net income, and expand our national footprint.

Strategic Growth Opportunities:  In 2011, we opened Bakken Staffing (“Bakken”), a new division resulting from the accelerating economic growth in North Dakota’s oil shale region offering exceptional opportunity for economic expansion.  This area has the highest rate of job growth in the United States. We formed Bakken to help service the region’s employment needs through our five already established North Dakota offices.  The new division is not limited to the energy field, but provides services to many different types of business which support the heightened activity and growing population in the area.

For the past three years, we have been involved in major relief efforts following hurricanes, tornadoes, floods, oil spills and other disasters.  With the acquisition of Disaster Recovery Services, Inc. (based in the New Orleans area) in January, 2012, we are now able to staff disaster recovery projects anywhere in the country on short notice.

We expect to open new stores in areas where operations are expected to be profitable almost immediately.  This would include add-on or satellite offices to accommodate the rapid expansion of business where we are already established, as well as strategic offices that may be required to properly service the ongoing labor needs and work locations of certain national accounts.  Recently, we opened an office in Pekin, Illinois in order to service a large national client.  Similarly, at the request of a national customer, we have begun the process of opening our first Chicago area office.

We have targeted certain areas providing  unprecedented growth opportunities.  These include national accounts, disaster relief and recovery and the Bakken oil shale region of North Dakota.  We may also add temporary or mobile offices to handle special projects in remote locations.  While we continue to focus on expanding our diversified customer base at current locations, we are also interested in pursuing strategic compatible acquisitions supporting our ongoing expansion efforts.

Our On-demand Labor Store Operations: We are building a national network of on-demand labor stores. We currently employ over 30,000 Field Team Members and service approximately 3,000 clients. Our stores are located in 23 states, with 38 stores located in urban areas and 13 stores located in suburban areas. Our stores are typically located in proximity to concentrated commercial and industrial areas. Our locations are typically accessible to public transportation and other services that are important to Field Team Members. We have developed a store demographic model that is used to identify and qualify future possible store locations.

In 2011, we focused on growing revenue by allocating our available resources to areas with growth potential and placed a relative hold on new store expansion. We are continuing to identify and expand into new niches in areas where we already have a presence and focus on the fundamentals of our business: product quality, customer service, sales process, and people.

In 2011, we closed only four under-performing locations. These closures, while contrary to our overall goal of expansion, will allow our team to focus specifically on achieving greater profitability at stores that were meeting or exceeding expectations. We will continue to carefully balance our store expansion goals against prudent return on investment analysis. We are pursuing several areas of opportunity and plan to expand our national network of on-demand labor staffing stores.

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

Our Temporary Staff (Field Team Members):  Field Team Members are our product and our key asset. Our success is based on our ability to attract, train, motivate, and reward these important constituents. We have invested in many proprietary programs designed to create a long term relationship with top-performing Field Team Members. Some of these programs include health insurance coverage, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our Field Team Members by name and show appreciation for the value they bring to our organization and to our client’s workplace.

The pool of available Field Team Members is sufficient and diverse enough to meet current client needs. However, we continue to seek additional Field Team Members through internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 33,000 W-2 forms in 2011, an increase of approximately 4,000 from 2010.

Our Customers:  In 2011, we serviced approximately 3,000 small to medium sized clients in a variety of industries. Our 10 largest customers accounted for approximately 24% of our revenue in 2011. The top six industries we served were services, manufacturing, construction, retail trade, transportation, and wholesale (trade).

Our Marketing Strategy:  We recognize that our clients are too busy to have time taken by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenges. Our unique sales process starts by learning about potential clients and facilitating conversations with  them where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our potential client's needs. Once we have resolved one need, we consistently strive to meet future needs, and what started as a business prospect becomes a repeat client.

As we expand our national network of on-demand labor stores, we are finding that we serve our existing customers from multiple stores, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts with respect to national accounts in the year ahead.

Our Growth:  Our primary objective is to increase revenues generated by our existing network of branch offices.  However, we do look to strategically open new offices and grow our national network. We also carefully monitor employment trends throughout the country and position ourselves as first responders to employment shortages.

Our Workers’ Compensation Coverage: We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we are covered under a guaranteed cost policy where we are fully insured on all claims occurring in 21 of the 23 states in which we operate. Our  policies before April 1, 2011 were large deductible policies which resulted in us being substantially self-insured. Under our prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 up to our deductible of $250,000 on a “per claim” basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under government administered programs. We have no liability associated with claims in these jurisdictions.

Our Safety Program: To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs aimed at increasing awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers conduct job site safety inspections on all new jobs to assure that customers utilizing our Field Team Members are doing so in a safe environment. We encourage safe work behavior through an incentive program that rewards our Field Team Members for working accident free. We also encourage our workers to report unsafe working conditions.

Our Seasonality:  Some of the sectors and industries we operate in are subject to seasonal fluctuation. Many of the jobs filled by Field Team Members are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during the fall and through the winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will affect financial performance from period to period.

Our Competition:  The short-term manual labor sector of the on-demand labor industry in which we operate is largely fragmented and highly competitive, with low barriers to entry. Our competitors range in size from small, local or regional operators with five or fewer locations to large, multi-national operations with hundreds of locations.

In many of the areas in which we operate, locally owned companies are our strongest competitors. They tend to be more specialized and have strong, local customer relationships. Many of these local competitors have adopted more aggressive pricing structures to attract and retain customers. The lower margins our competitors are willing to accept have caused some of our customers to seek price reductions from us which has negatively affected our gross margins. Our efficiencies, expertise, customer relationships, and product differentiation have helped to offset this trend.

The primary competitive factors in our market segment include price, the ability to timely provide the requested workers, and overall quality of service. Secondary factors include worker quality and performance, efficiency, the ability to meet the business-to-business vendor requirements, name recognition, established reputation, and customer relationships. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers.

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

Our Intellectual Property:  We have software systems in place to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, accounts payable and payroll. Our software systems also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information and we refine our systems and processes by focusing on what actually works in the real world. We take best practices information from our higher performing stores and propagate this information across all operating groups to produce consistent execution and improvements in company-wide performance averages. We have invested in proper, off-site, back-up and storage systems that protect our electronic information systems against breakdowns and other disruptions that may be beyond our control.

Our Real Property: We lease the facilities of all of our store locations and our corporate office. All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on locations and market conditions. We believe that our corporate office and each of the store locations are adequate for our current needs.

Our Employees: We currently employ 22 full time personnel at our corporate headquarters in Post Falls, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 155 field operations staff located at the various on-demand labor stores, and area and regional operations centers. We employed approximately 33,000 temporary workers, primarily in short duration temporary positions, during 2011. As our business grows, the number of corporate, internal staff and temporary workers that we employ will also grow.

Available Information:We do not issue annual or quarterly reports to our shareholders other than the annual Form 10-K and quarterly Forms 10-Q as electronically filed with the SEC.  Electronically filed reports may be accessed via the SEC’s website at www.sec.gov or via the Company’s websites at www.commandonline.com and www.bakkenstaffing.com. We make available on our website such reports as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC. However, the information found on our website is not a part of this or any other report filed by the Company with the SEC. Interested parties also may read and copy any material filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Information may be obtained on the operation of the Public Reference Room by calling the SEC at 1(800) SEC-0330.

ITEM 1A.  RISK FACTORS

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occurs, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.” If any of the events described in the risk factors below actually occur, our business, financial condition or results of operations could suffer significantly. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock.

Business Risks

We have a history of net losses. As of December 30, 2011, we had an accumulated deficit of approximately $53,246,000.We have incurred net losses in most of our fiscal years since inception. We may continue to incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

Our business is impacted by fluctuations in the general economy. The staffing needs of our customers vary greatly with the overall condition of the economy. While general economic conditions appear to be improving, the changes are gradual, and many customers are limiting and may continue to limit their spending on the services which we provide, which could limit our growth or cause a reduction in our sales, thereby having a material adverse effect on our financial and operating performance.  Deterioration of general economic conditions would have an adverse material effect on our business, financial condition and results of operations.

We will require additional working capital to implement our current and future business plans. We will require more working capital to fund customer accounts receivable and continue to expand our operations. We may require more capital in 2012 to meet our operating expenses and make timely payments to our vendors, and refine and improve the efficiency of our business systems and processes. We will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, if at all. If we are unsuccessful in securing needed capital, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

If our goodwill is further impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. Annually, we evaluate goodwill for impairment based on the fair value of each reporting unit, as required by generally accepted accounting principles in the United States (GAAP). For the fiscal years 2011 and 2010, we did not take any additional non-cash goodwill impairment charge. The estimated fair value of $2.5 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Loss of key personnel could negatively affect our business. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel including area vice presidents, regional vice presidents, and other personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Our inability to attract, develop and retain qualified store managers and business development specialists may negatively affect our business. We rely significantly on the performance and productivity of our branch managers and our staff of business development specialists to help drive new business to our growing number of stores. Each store manager has primary responsibility for managing the operations of the individual on-demand labor store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition, each store manager has responsibility for customer service. To combat a typically high turnover rate for store managers in the on-demand labor industry, we have developed and continue to develop and refine training and compensation plans directed at employee retention. There can be no assurance that our training and compensation plans will reduce turnover in this position.

Increased employee expenses could adversely affect our operations. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance and laws relating to equal opportunity employment. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as medical insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

We are dependent upon the availability of workers' compensation insurance coverage. We maintain workers' compensation insurance as required by state laws.  Very few insurance carriers are willing to provide workers' compensation coverage for staffing companies in the manual labor market.  We cannot be certain that we will be able to obtain adequate levels of insurance in the future with acceptable terms, coverages, deductibles and collateral requirements, or at all.  In most of the states in which we operate, we could not engage in business without workers' compensation insurance.

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Prior to April 2011, we maintained a ‘large deductible’ workers’ compensation insurance policy with deductible limits of $250,000 per claim. As a result, we were substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In those states where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete against these companies. The temporary staffing industry is largely fragmented and highly competitive, with low barriers to entry. A large percentage of on-demand labor companies are small local or regional operations with fewer than five locations. Within local or regional markets, these companies actively compete with us for customers and temporary personnel. There are also several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense and we expect this level of competition to remain high and even increase in the future. Competition could have a material adverse effect on our business, financial condition, and results of operations. There is also a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

We may not be able to increase customer pricing to offset increased costs, and may lose volume as a result of price increases we are able to implement. We expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs, and cost increases due to inflation and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, which would have a negative effect on our operating margins. Even if we are able to increase costs as desired, we may lose volume to competitors willing to service customers at a lower price.

Improper disclosure of employee and customer data could result in liabilities.  In the course of our business, we collect, store, use, and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding.  The failure to adequately protect private information could expose us to claims from employees and customers and to regulatory actions, could harm our reputation, and could have a material adverse effect on our business, financial condition and results of operations.

We may be exposed to employment-related claims and costs from temporary workers, clients, or third parties that could materially adversely affect our business, financial condition and results of operations. We are in the business of employing people and placing them in the workplaces of other businesses. As the employer, we are at risk for claims brought by our temporary workers, such as wage and hour claims, discrimination and harassment actions and workers' compensation claims.  We are also at risk for liabilities alleged to have been caused by our temporary personnel (such as claims relating to personal injuries, property damage, immigration status, misappropriation of funds or property, violation of environmental laws, or criminal activity). Significant instances of these types of issues will impact our customers’ perception of us and may have a negative effect on our results of operations. The risk is heightened because we do not have control over our customers’ workplace or direct supervision of our temporary workers. If we are found liable for the actions or omissions of our temporary workers or our customers, and adequate insurance coverage is not available, our business, financial condition, and results of operations could be materially and adversely affected.

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

We may face claims for payroll taxes incurred by the franchisees for franchisee operations prior to the dates that we acquired the franchisee assets. Under theories of successor liability, we may be liable for a portion of the payroll tax liabilities incurred by franchisees prior to the dates when we acquired the franchisees operating assets. We have been notified of the existence of payroll tax liabilities owed by the franchisees and have included footnote disclosure in our financial statements of the potential contingent liability that may exist. We have obtained indemnification from the responsible parties, including Glenn Welstad, our CEO, and have secured indemnification with the partial pledge of his stock.

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

We are exposed to substantial pressure on working capital due to the delay between the time we pay our temporary workers and the time we collect from our customers, which requires aggressive management of our credit risk. Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis. This requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

If we are unable to find a reliable pool of temporary personnel, we may be unable to meet customer demand and our business may be adversely affected. All on-demand labor companies must continually attract reliable temporary workers to meet customer needs. We compete for such workers with other temporary labor businesses, as well as actual and potential customers, some of which seek to fill positions directly with either regular or temporary employees. In addition, our temporary workers sometimes become regular employees of our customers. From time to time, during peak periods and/or in certain geographic regions, we may experience shortages of available temporary workers. Unavailability of reliable temporary workers will have a negative effect on our results of operations. Use of temporary employees also is affected by other factors beyond our control that may increase the cost of temporary personnel, such as increases in mandated levels of benefits and wages payable to temporary employees. These economic and other factors could reduce demand for our services and lead to lower revenues.

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

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 28.4% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our financial statements, which could harm our business and result in regulatory scrutiny.  Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we determined that there continues to be material weaknesses affecting our internal control over financial reporting and, we have not maintained effective controls to ensure complete documentation of proper accounting procedures and communication of such policies to employees, as well as verification of third party deposits.  Due to these weaknesses and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weaknesses in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Our Company stock trades on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets bulletin board. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.     DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Post Falls, Idaho. We pay approximately $4,400 per month for use of the building. While the lease on this facility expired on December 30, 2011, we are currently negotiating the terms of a new lease.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases: We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 30, 2011 are:

Year	Operating Lease Obligation
2012	$943,085
2013	516,931
2014	330,656
2015	225,223
2016	106,351

All of our current facilities are considered adequate for their intended uses.

ITEM 3.     LEGAL PROCEEDINGS

We  are from time to time is involved in various routine legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer (“Plaintiff”), filed a lawsuit in Kootenai County, Idaho against the Company and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for Director’s liability. Plaintiff is seeking damages, interest, and attorney’s fees. The Company vehemently disagrees with Plaintiff’s allegations and intends to vigorously defend this lawsuit. Management does not believe that this matter will, have a material effect on our business or financial condition.  We cannot give assurance, however, that this lawsuit will not have a material effect on our results of operations for the period in which it may be resolved.

On June 30, 2006, we acquired certain assets from Everyday Staffing LLC ("Everyday Staffing"). At the time of the acquisitions, Mr. Michael Moothart, controlling member of Everyday Staffing, represented that all tax liabilities had been paid. In 2008, the State of Washington notified us and claimed additional business and occupation, excise, and industrial insurance taxes under a theory of successor liability involving the acquisition of assets of Everyday Staffing. We strongly disputed such. Management believes the potential liability, if any, is not probable. Accordingly, no liability has been established on our Balance Sheet as of December 30, 2011 for the amount claimed. Management believes our liability, if any, is not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.  Additionally, in response to the Washington  state claims, we filed a lawsuit against Everyday Staffing LLC and Mr. Moothart and subsequently obtained a judgment  in the amount of $1.295 million. The collectability of this judgment is questionable and as such, no provision has been made in our financial statements.  Mr. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor. For additional information, see Note 14 of the Financial Statements.

ITEM 4.     MINE SAFETY DISCLOSURE

Not applicable.

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

Our common stock is traded on the OTC Markets QB under the symbol “CCNI”. The following table shows the high and low bid information for the common stock for each quarter of the fiscal years ended December 30, 2011 and December 31, 2010.

	Bid Information*
Quarter Ended	High	Low
March 26, 2010	$0.19	0.07
June 25, 2010	$0.37	$0.12
September 24, 2010	$0.41	$0.18
December 31, 2010	$0.45	$0.23

April 1, 2011	$0.56	$0.35
July 1, 2011	$0.52	$0.29
September 30, 2011	$0.39	$0.19
December 30, 2011	$0.30	$0.17

* The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC Markets QB was $0.40 on March 28, 2012.

Holders of the Corporation’s Capital Stock

At March 28, 2012, we had approximately 120 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Transfer Agent and Registrar

Our transfer agent is Columba Stock Transfer Company, located at 601 East Seltice Way, Suite 202, Post Falls, Idaho, 83854.

Recent Sales of Unregistered Securities

The following issuances of unregistered securities occurred in 2011 and through the dates of this filing:

●	In 2011, we issued 2,750,000 shares upon the exercise of warrants at $0.08 per share. We issued 2,125,000 shares in March 2011, 312,500 shares in April 2011, and 312,500 shares in May 2011.

●
In 2011, we issued 192,000 shares of common stock to our investor relations firm as partial payment for their fees. Expenses relating to the issuance of these shares amounted to approximately $72,000. We issued 60,000 shares in February 2011, 60,000 shares in July 2011, 36,000 shares in September 2011, and 36,000 shares in December 2011. The average price of the shares issued was $0.23. The shares were recorded as an expense when earned and issuable.

●
In May 2011, we issued 40,000 shares of common stock to two employees for services valued at $15,600. The services were valued based on our closing stock price on the date the shares were authorized to be issued.

●	In January 2012, we issued 1,500,000 shares of common stock relating to the purchase of Disaster Recovery Services, LLC. (See Note 16.)

●
In March 2012, we issued 36,000 shares of common stock to our investor relations firm as partial payment for their fees. Expenses relating to the issuances of these shares amounted to approximately $13,000.

The following issuances of unregistered securities occurred in 2010:

●
In July 2010, we completed a private placement where we issued 5,250,000 shares of common stock at a price of $0.08 per unit. Our Chief Executive Officer, Glenn Welstad, purchased 2,750,000 of those units. Units consisted of one share of common stock and one-half of one common stock purchase warrant. A detail of the warrant term and exercise price follows:

Exercise Price	Ending Period of Exercise Price
$0.08	4/15/2011
$0.16	4/15/2012
$0.32	4/15/2013
$0.50	4/15/2014
$1.00	4/15/2015

●	In December 2010, we issued 250,000 shares of common stock to Jeff R. Mitchell, our current Chief Financial Officer, pursuant to an employment agreement at a price of $0.32 per share.

●	In April 2010, we issued 10,000,000 shares of common stock to a lender and its affiliates in connection with an amendment agreement relating to a short-term note payable at a price of $0.15 per share.

●
In 2010, we issued 240,000 shares of common stock to our investor relations firm as partial payment for their fees. We issued 60,000 share in February 2010, 120,000 shares in July 2010, and 60,000 shares in November 2010. The average price of the shares issued was $0.23. The shares were recorded as an expense when earned and issuable.

●
In March 2010, we issued 400,000 shares of common stock to Ralph E. Peterson. At the time of issuance, Mr. Peterson was our Chief Financial Officer. We issued 250,000 shares for the exercise of warrants which were awarded him as compensation and we issued 150,000 shares as compensation. We determined the warrants had a nominal fair value at issuance. The warrants were exercised at a price of $0.08 on October 1, 2009.

●
In 2010, we issued 1,271,446 shares to a former director and owner of our Post Falls, ID office building for rent during the year. We issued 438,113 shares in February 2010 and 833,333 shares in May 2010. The shares were issued at an average market price of $0.13 and were expensed in the period in which rent was due.

In all instances above, the shares were issued in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D adopted under the Act. The securities were issued to individuals in private transactions for investment purposes only and the certificates issued included restrictive legends preventing transfer without registration or availability of an exemption the registration requirements of the Act.

Securities authorized for issuance under equity compensation plans.

The Company currently has two equity compensation plans:, namely the Command Center, Inc. 2008  Employee Stock Incentive Plan, and the Command Center, Inc.  2008 Employee Stock Purchase Plan. which have been approved by shareholders.  The following table provides information as of December 30, 2011 regarding the Company’s then existing compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	5,092,000	$0.19	1,308,000
Equity compensation plans approved by security holders (2)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,092,000	$0.19	2,308,000
___________
(1)
Consists of 6,400,000 shares issuable under the Command Center, Inc. 2008 Employee Stock Incentive Plan. This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009.

(2)
Consists of 1,000,000 shares issuable under the Command Center, Inc. Employee Stock Purchase Plan.  This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009

ITEM 6.     SELECTED FINANCIAL DATA

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7.     MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 30, 2011 and December 31, 2010, and results of operations for the two-year period ended December 30, 2011.  This discussion should be read in conjunction with the financial statements, notes, tables, and selected financial data presented elsewhere in this report.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Special Note Regarding Forward-Looking Statements” in Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statements and the risk factors disclosed elsewhere in this report.

Overview

Our mission is to be the preferred partner of choice for all on-demand employment solutions by placing the right people in the right jobs every time. With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

On-demand Labor Store Operations: At December 30, 2011, we operated 51 on-demand labor stores serving approximately 3,000 customers and employing over 30,0000 temporary employees.

As the economic environment continues to improve, we plan to grow through acquiring and opening new locations. Our target markets will include locations that we believe are underserved by competitors, areas where there is growing demand for on demand services or where we can increase business from current national accounts. Additional sales growth may result from the continued increase in same store sales and selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business sectors.

As we continue to grow, we are able to leverage our existing cost structure over increased revenue. This will enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities

The following table reflects operating results in 2011 compared to 2010 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue and the year over year change column compares percentages of revenue between years. The table serves as the basis for the narrative discussion that follows.

Statement of Operations and Year to Year Changes
As a Percentage of Revenue
(000’s omitted)

	Fiscal Year Ended
	December 30, 2011		December 31, 2010
		Percentage of Revenue		Percentage of Revenue
Total Operating Revenue	$81,921		$69,437
Cost of Staffing Services	63,279	77.2%	52,290	75.3%
Gross profit	18,642	22.8%	17,147	24.7%
Selling, general and administrative expenses	17,314	21.1%	15,021	21.6%
Depreciation and amortization	441	0.5%	570	0.8%
Income (loss) from operations	887	1.1%	1,555	2.2%
Interest expense and other financing expense	(1,124)	-1.4%	(1,011)	-1.5%
Loss on debt extinguishment	-	0.0%	(840)	-1.2%
Change in fair value of warrant liability	179	0.2%	(1,264)	-1.8%
Provision for income taxes	912	1.1%	-	0.0%
Basic and diluted net income (loss)	$854	1.0%	$(1,560)	-2.2%

Results of Operations

52 Weeks Ended December 30, 2011

Operations Summary:  Revenue increased by approximately 18.0% in the fiscal year ended December 30, 2011 to $81.9 million from $69.4 million in 2010. The increase is due to increased restoration work, increased activity relating to our national accounts, and organic growth at the branch level. We have also been aggressive in our expansion into North Dakota, where we have identified several areas of sustainable growth potential relating to the oil industry.

We experienced a decrease in our workers’ compensation expense of 0.8%, relative to revenue. This decrease is attributable to the change in the nature of our workers’ compensation coverage to a fully insured plan and more efficient claims handling by our new provider and should be sustainable.

Store Operations: At the beginning of 2011, we operated 50 stores. During the year, we closed four stores and opened five, ending the year with 51 stores operating in 23 states. Same store revenues increased approximately 28% to $79.7 million in 2011 compared to $62.4 million in 2010. The increase in same store sales is primarily attributable to the continued overall improvement in general economic conditions, as well as our focus on attracting new clients, strengthening existing client relationships, and encouraging existing client growth.

Cost of Staffing Services:  Our cost of staffing services went to 77.2% of revenue in 2011 from 75.3% in 2010, an overall increase of approximately 21.0% of dollars expended. This increase is due to increased wages and related payroll taxes paid to our Field Team Members. This relative increase was caused by pricing pressure put on us by our competitors and our acceptance of work at a lower margin for large accounts. In 2012, we have focused on increasing our gross margin and expect it to be back to previously attained levels by the end of the first fiscal quarter in 2012.

Worker’s compensation costs for the fiscal year ended December 30, 2011 decreased to 5.1% of revenue, compared to 5.9% of revenue in 2010. This is attributable to the change in the nature of our workers’ compensation coverage, an increased emphasis on safety policies and procedures, and improved claims handling.

Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2011				2010
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
6.9%	4.5%	5.3%	4.5%	3.6%	5.2%	4.5%	9.4%

Gross Margin: The factors affecting gross margin in 2010 are discussed under the Cost of Staffing Services above. In the aggregate, cost of sales increased to 77.2% of revenue in 2011 compared to 75.3% of revenue in 2010 yielding gross margins of 22.8% and 24.7%, respectively. We have already taken steps in 2012 to increase bill rates and to maintain Field Team Members pay rates in an effort to increase future margins.

Selling, General and Administrative Expenses:  We reduced selling, general and administrative expenses to 21.1% in 2011 compared to 21.6 % in 2010. This decrease is due to us taking advantage of some economies of scale relating to our increased revenue as well as an overall scrutiny of expenses.  However, selling, general and administrative expenses increased by approximately $2.3 million.  This dollar increase is due to an increase in variable costs associated with increased revenue.

Liquidity and Capital Resources

At December 30, 2011, we had total current assets of approximately $5.4 million and current liabilities of approximately $3.6 million. Included in current assets is cash of approximately $1.1 million and trade accounts receivable of approximately $2.2 million, net of allowance for bad debts of approximately $232,000.

Weighted average aging on our trade accounts receivable at December 30, 2011, was 31 days. Actual bad debt write-off expense as a percentage of total operating revenue during fiscal year 2011 was 0.55%. Our accounts receivable are recorded at invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer past due balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off to bad debt or fully reserved. As our business matures, we continue to monitor and improve our collection efforts with respect to trade accounts receivable, which is an important factor affecting our liquidity.

On February 19, 2010, we entered into an agreement relating to our previous line of credit facility with our principal lender. This current agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable. The current agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at December 30, 2011. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. When the account is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to the current agreement at December 30, 2011 were approximately $6.1 million. The term of the current agreement is for the period ending April 7, 2012. The current agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25%, per annum. Prime and/or LIBOR are defined by the Wall Street Journal, Money Rates Section.  At December 30, 2011, the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 1% of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets. The agreement also contains a covenant that requires the sum of excess available advances pursuant to the agreement, plus or minus book cash balance as of the close of each month, must at all times be greater than accrued payroll and payroll taxes. We were in compliance with this covenant at December 30, 2011.

On October 27, 2010, we made the final payment in full satisfaction of a short-term note payable, amended on March 24, 2010. The amended agreement was with Sonoran Pacific Resources ("Sonoran") regarding the short-term note owed them that was previously amended on April 13, 2009. The note had an initial principal balance of $1.3 million and bore simple interest of 12% per annum.

The March 24, 2010 amendment with Sonoran called for us to issue the lender a combination of shares of common stock, a new convertible promissory note and stock purchase warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845,000 was recognized on the statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, and stock purchase warrants.

In connection with the March 24, 2010 amendment, we issued 10 million shares of common stock to the lender and its affiliates in exchange for the satisfaction of $870,000 of a liquidity redemption penalty. Sale or transfer of these shares was restricted until March 1, 2011. These shares were valued at $1.5 million, based on the closing price of our common stock on March 24, 2010. We also issued 1.5 million stock purchase warrants as consideration for reducing the interest rate from 20% to 12%. These warrants were subsequently exercised in March 2011.

In May and June 2006, we acquired operating assets of a number of temporary staffing stores. The entities that owned and operated these stores received stock in consideration of the transaction. As operating businesses prior to our acquisition, each entity incurred obligations for payroll withholding taxes, workers’ compensation insurance fund taxes, and other liabilities. We structured the acquisition as an asset purchase and agreed to assume only the liability for each entity’s accounts receivable financing line of credit. We also obtained representations that liabilities for payroll taxes and other liabilities not assumed by us would be paid by the entities and in each case those entities are contractually committed to indemnify and hold us harmless from unassumed liabilities.

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

Leases on closed stores: During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. With the determination that store re-openings were unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores as of December 30, 2011 is approximately $83,000. Management has concluded that the potential liability for closed stores could be between $40,000 and $200,000. (See Note 14 to the Financial Statements).

Workers' compensation deposits: We expect that additional capital will be required to fund operations during fiscal year 2012. The amount of our capital needs will depend on store operating performance, revenue growth, our ability to control costs, and the continued impact on our business from the general economic slowdown and/or recovery cycle. We are currently working on several projects intended to bring additional capital into the Company. We have approximately $930,000 on deposit with three former workers’ compensation insurers and are pursuing the refund of amounts that we believe to be excess collateral. Also, we have approximately 12.1 million warrants outstanding which may offer a source of additional capital at a future date upon exercise. Management will continue to evaluate capital needs and sources of capital as we execute our business plan in 2012.

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

Fiscal year end:  The financial statements for the periods ended December 30, 2011 and December 31, 2010 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. In fiscal years with 52 weeks, all quarters will consist of thirteen weeks. 2011 was a 52-week year and 2010 was a 53-week year.

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

Goodwill and other intangible assets:  Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and appropriate valuation methodologies are used to determine fair value. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between 36 and 69 months.

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

Fair value of financial instruments:  We carry financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect their assessment. At December 30, 2011 and December 31, 2010, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Command Center, Inc.

We have audited the accompanying balance sheet of Command Center, Inc. as of December 30, 2011, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 30, 2011. Command Center, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the year ended December 31, 2010 prior to the adjustment described in Note 15, were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated March 15, 2011.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 30, 2011, and the results of its operations and its cash flows for the year ended December 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We also audited the adjustments described in Note 15 that were applied to restate the financial information of the Company as reflected in December 31, 2010 financials presented. In our opinion, such adjustments are appropriate and have been properly applied.

MartinelliMick PLLC Spokane, WA
April 5, 2012

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

/s/BehlerMick PS
Spokane, WA
March 15, 2011

Command Center, Inc.
Balance Sheets

	December 30, 2011	December 31, 2010
ASSETS		(restated)

Current assets
Cash	$1,131,296	$1,667,281
Restricted cash	-	150,000
Accounts receivable, net of allowance for bad debts of $231,948 and $238,948 at December 30, 2011 and December 31, 2010, respectively	2,160,072	1,886,426
Prepaid expenses, deposits and other	396,908	351,657
Prepaid workers' compensation	27,632	231,840
Other receivables - current	11,028	6,667
Current portion of workers' compensation deposits	798,000	1,200,000
Deferred tax asset	912,195	-
Total Current Assets	5,437,131	5,493,871
Property and equipment - net	383,014	411,695
Workers' compensation risk pool deposit, less current portion	130,834	714,924
Goodwill	2,500,000	2,500,000
Intangible assets - net	46,834	176,336
Total assets	$8,497,813	$9,296,826

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$900,174	$2,075,326
Checks issued and payable	169,738	68,760
Other current liabilities	558,821	43,003
Accrued wages and benefits	785,665	870,736
Common stock issuable	-	22,200
Capital leases	-	5,422
Current portion of workers' compensation claims liability and insurance premiums	1,186,661	1,675,512
Total current liabilities	3,601,059	4,760,959
Long-term liabilities
Warrant liabilities	983,415	1,837,785
Workers' compensation claims liability, less current portion	2,148,675	2,875,000
Total liabilities	6,733,149	9,473,744
Commitments and contingencies
Stockholders' equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized;
57,606,368 and 54,624,368 shares issued and outstanding, respectively	57,606	54,624
Additional paid-in capital	54,952,802	53,868,105
Accumulated deficit	(53,245,744)	(54,099,647)
Total Stockholders' Equity	1,764,664	(176,918)
Total liabilities and stockholders' equity	$8,497,813	$9,296,826

See accompanying notes to financial statements.

Command Center, Inc.
Statements of Operations

	Fiscal Year Ended
	December 30, 2011	December 31, 2010

Revenue	$81,920,997	$69,436,838
Cost of staffing services	63,279,204	52,290,151
Gross profit	18,641,793	17,146,687
Selling, general and administrative expenses	17,314,170	15,021,450
Depreciation and amortization	441,087	569,905
Income from operations	886,536	1,555,332
Interest expense and other financing expense	(1,124,197)	(1,011,448)
Loss on debt extinguishment	-	(840,307)
Change in fair value of warrant liability	179,369	(1,263,929)
Net loss before income taxes	(58,292)	(1,560,352)
Benefit (provision) for income taxes	912,195	-
Basic and diluted net income (loss)	$853,903	$(1,560,352)

Net income (loss) per share:
Basic	$0.02	$(0.03)
Diluted	$0.01	$(0.03)

Weighted average shares outstanding:
Basic	56,859,426	45,484,621
Diluted	61,367,518	45,484,621

See accompanying notes to financial statements.

Command Center, Inc.
Statement of Changes in Stockholder's Equity (Deficit)

	Preferred Stock		Common Stock			Accumulated
	Shares	Par Value	Shares	Par Value	APIC	Deficit	Total
Balance, December 25, 2009	-	$-	37,212,923	$37,213	$51,446,437	$(51,823,405)	$(339,755)
Correction of error (see Note 15)	-	-	-	-	-	(715,890)	(715,890)
Balance December 25, 2009 (restated)	-	-	37,212,923	37,213	51,446,437	(52,539,295)	(1,055,645)

Common stock issued in connection with note	-	-	10,000,000	10,000	1,490,000	-	1,500,000
Common stock issued in private placement	-	-	5,250,000	5,250	295,060	-	300,310
Warrants issued in connection with private placement	-	-	-	-	119,690	-	119,690
Private placement expenses	-	-	-	-	(15,000)	-	(15,000)
Common stock issued for services	-	-	640,000	640	85,960	-	86,600
Common stock issued for compensation	-	-	250,000	250	79,750	-	80,000
Common stock issued for rent	-	-	1,271,445	1,271	168,254	-	169,525
Stock based compensation expense	-	-	-	-	197,954	-	197,954
Net loss for the year	-	-	-	-	-	(1,560,352)	(1,560,352)
Balance December 31, 2010	-	-	54,624,368	54,624	53,868,105	(54,099,647)	(176,918)

Common stock issued relating to the exercise of warrants	-	-	2,750,000	2,750	892,250	-	895,000
Common stock issued for services	-	-	192,000	192	71,768	-	71,960
Common stock issued for compensation	-	-	40,000	40	15,560	-	15,600
Stock based compensation expense	-	-	-	-	105,119	-	105,119
Net income for the year	-	-	-	-	-	853,903	853,903
Balance December 30, 2011	-	$-	57,606,368	$57,606	$54,952,802	$(53,245,744)	$1,764,664

See accompanying notes to financial statements.

Command Center, Inc.
Statements  of Cash Flows

	Fiscal Year Ended
	December 30, 2011	December 31, 2010
Cash flows from operating activities
Net income (loss)	$853,903	$(1,560,352)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	431,425	569,905
Loss on debt extinguishment	-	840,307
Change in allowance for bad debt	(7,000)	(61,052)
Change in fair value of stock warrant liability	(179,369)	1,263,929
Gain on sale of property and equipment	(7,500)	(25,550)
Common stock issued for interest and services	65,360	156,800
Common stock issued for rent	-	149,526
Stock based compensation	105,119	197,954
Changes in assets and liabilities:
Accounts receivable - trade	(640,499)	(2,549,072)
Other receivables	(4,361)	30,392
Prepaid expenses, deposits and other	(37,752)	(107,431)
Prepaid workers' compensation premiums	204,208	-
Deferred tax asset	(912,195)	-
Workers' compensation risk pool deposits	986,090	987,991
Accounts payable	(646,818)	(99,178)
Accounts receivable factoring agreement	373,854	2,833,165
Accrued wages and benefits	(95,976)	176,657
Workers' compensation claims liability	(1,215,176)	(50,911)
Disbursements outstanding	100,978	68,760
Other current liabilities	(1,612)	(181,488)
Net cash provided (used) by operating activities	(627,321)	2,640,352
Cash flows from investing activities
Purchase of property and equipment	(278,664)	(81,889)
Proceeds on sale of building	-	156,690
Cash released by lender	150,000	-
Cash restricted by lender	-	(150,000)
Net cash used by investing activities	(128,664)	(75,199)
Cash flows from financing activities
Proceeds from exercise of common stock warrants	220,000	-
Proceeds from private placement	-	420,000
Net advances (payments) on line of credit facility	-	8,124
Principal payments on notes payable	-	(1,380,967)
Costs of common stock offering and registration	-	(15,000)
Net cash provided (used) by financing activities	220,000	(967,843)
Net increase (decrease) in cash	(535,985)	1,597,310
Cash, beginning of period	1,667,281	69,971
Cash, end of period	$1,131,296	$1,667,281
Non-cash investing and financing activities
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Property and equipment financed with capital lease	$-	$5,422
Supplemental disclosure of cash flow information
Interest paid	$532,899	$432,060
Income taxes paid	$-	$-

See accompanying notes to financial statements.

Command Center, Inc.
Notes to Financial Statements

NOTE 1 –  BASIS OF PRESENTATION

Organization: Command Center, Inc. (the "Company”, “CCNI”, “us”, "our", or “we”) is a Washington corporation initially organized in 2000. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trade’s applications. Our customers are primarily small to mid-sized businesses in the restoration, wholesale trades, manufacturing, hospitality, construction, and retail industries. We currently operate 51 stores located in 23 states. Our largest 10 customers represent approximately 24% of our revenue. We operate as: Command Center, Inc. and as Bakken Staffing, a dba in North Dakota. We have also created a separate, dormant entity that is not active. All financial information is reported by Command Center, Inc. and we have no consolidating subsidaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the financial statements. The financial statements and notes are representations of our management, which is responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

Use of estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal year end: The financial statements for the periods ended December 30, 2011 and December 31, 2010 are presented on a 52/53-week fiscal year end basis, with the last day of the year ending on the last Friday of each calendar year. In fiscal years consisting of fifty-three weeks, the final quarter will consist of 14 weeks. In fiscal years with fifty-two weeks, all quarters will consist of thirteen weeks. Fiscal year 2011 was a fifty-two week year and fiscal year 2010 was a fifty-three week year.

Reclassifications:  Certain amounts in the financial statements for 2010 have been reclassified to conform to the 2011 presentation. These reclassifications have no effect on net loss, total assets, or stockholders’ equity as previously reported.

Revenue recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits.

Cost of services:  Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Cash and cash equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 30, 2011, we held deposits in excess of FDIC insured limits of approximately $881,000.

Accounts receivable and allowance for bad debts:  Accounts receivable are recorded at the invoiced amount. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off as bad debt or fully reserved.

Property and equipment:  We capitalize equipment purchases and depreciate the capitalized costs using the straight-line method over the useful lives, typically three to five years. Leasehold improvements are capitalized and amortized over the shorter of the non-cancelable lease term or their useful lives. Repairs and maintenance are expensed as incurred. When assets are sold or retired, cost and accumulated depreciation are eliminated from the balance sheet and gain or loss is reflected in the statement of operations.

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

Workers’ compensation reserves: In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use actuarial estimates of the future costs of the claims and related expenses discounted by a present value interest rate to determine the amount of our reserves. We evaluate the reserves regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

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

Fair value of financial instruments:  We carry financial instruments on the balance sheet at the fair value of the instruments as of the balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 30, 2011 and December 31, 2010, the carrying values of accounts receivable and accounts payable approximated their fair values.

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

Income taxes:  We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations. In the event that we are assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Earnings per share: We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflects the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 13,577,053 and 15,512,803 shares of common stock at December 30, 2011 and December 31, 2010, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal. At December 30, 2011, we had 4,508,092 dilutive shares relating to vested stock options and warrants.

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

	December 30, 2011	December 31, 2010	Input Hierarchy Level
Recurring:
Stock Warrant liability	$983,415	$1,837,785	Level 2
Cash	$1,131,296	$1,667,281	Level 1

NOTE 3 – GOODWILL

On an annual basis, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole. Our goodwill represents the remaining goodwill related to our acquisitions of the original franchises.

We performed an annual impairment analysis in March of 2012 and February of 2011 for the fiscal years ended December 30, 2011 and December 31, 2010 The fair value of the reporting unit was determined using a combination of valuation methodologies including quoted market prices, prices of comparable public companies and present value of discounted cash flows. We did not record an impairment of goodwill in 2011 or 2010, as the estimated fair value of the reporting unit exceeded its carrying value. There were no changes to the carrying value of goodwill in fiscal years ending December 30, 2011 or December 31, 2010.

NOTE 4 – RELATED-PARTY TRANSACTIONS

During the year fiscal years ended December 30, 2011 and December 31, 2010, in addition to the related party transaction described in Notes 11 and 14, we had the following transactions with related parties:

Share Issue:  We completed a private placement stock offering to our CEO on July 6, 2010 where we issued 2,750,000 units at a price of $0.08 per unit for gross proceeds of $220,000. Each unit consisted of one share of common stock and one-half of one common share purchase warrant. Each warrant is exercisable at between $0.08 and $1.00 per share until April 15, 2015.

In the fourth quarter of 2009, we authorized the issuance of 150,000 shares of our common stock to Mr. Peterson, our CFO at the time, for services performed during the year ended December 25, 2009. We recorded $12,000 in compensation expense for the shares based on their fair value at the date of grant. The shares were recorded as common stock to be issued on our balance sheet dated December 25, 2009 and were issued in the second quarter of 2010.

Additionally, we authorized the issuance of 250,000 shares of our common stock to Mr. Mitchell, our CFO from October 2010 to December 2011, pursuant to an employment agreement dated October 20, 2010. We recorded $80,000 in compensation expense for the shares based on their fair value at the date of grant.

Van Leasing Arrangements:  Our CEO owned a vehicle leasing company which provided vans and van drivers to us for use in transporting temporary workers to job sites at various locations. During 2010, we terminated the van leasing agreement with this company and settled the liability outstanding at December 25, 2009 in the amount of $224,491 with a cash payment of $220,000 and recognized a gain on extinguishment of debt of approximately $5,000.

Warrant Exercise: In the fourth quarter of 2009, Mr. Peterson, our current CFO, purchased 250,000 shares of our common stock through the exercise of warrants. We issued the warrants to our CFO during 2009 as compensation for his services and, upon exercise, as a short term method to raise capital. We determined the warrants had a nominal fair value at the grant date. The warrants were exercisable at $0.08 with a four year term. The warrants were exercised on October 1, 2009 and the common shares, shown as common stock to be issued on the balance sheet dated December 25, 2009, were issued March 15, 2010.

NOTE 5 – PROPERTY AND EQUIPMENT

The following table sets forth the book value of the assets and accumulated depreciation and amortization at December 30, 2011 and December 31, 2010:

	2011	2010
Leasehold improvements	$1,110,634	$993,190
Furniture and fixtures	283,831	293,370
Computer hardware and licensed software	218,970	1,060,126
Accumulated depreciation	(1,330,210)	(2,040,524)
	283,225	306,162

Software development costs	600,465	682,000
Accumulated amortization	(500,676)	(576,467)
	99,789	105,533
Total property and Equipment, net	$383,014	$411,695

During the fiscal year ended December 30, 2011 and December 31, 2010, we recognized approximately $441,000 and $570,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 6 – INTANGIBLE ASSETS

The following table presents our purchased intangible assets, other than goodwill, for the fiscal years ended December 30, 2011 and December 31, 2010:

	2011	2010
Customer relationships	$925,000	$925,000
Accumulated amortization	(878,166)	(748,664)
Intangible asset, net	$46,834	$176,336

We obtained our amortizable intangible asset as a result of the acquisition of on-demand labor stores in 2006 and 2007. Amortization expense is included with depreciation and amortization expenses in the statement of operations.

Based on current events and circumstances, we tested the intangible asset for impairment by comparing the carrying value of the asset to its estimated fair value. The results of this test indicated that the intangible asset was not impaired as of December 30, 2011 and December 30, 2010.

NOTE 7 – FACTORING AGREEMENT & LINE OF CREDIT FACILITY

On February 19, 2010, we entered into an agreement relating to our line of credit facility with our principal lender. The agreement, effective March 8, 2010, settled the previous line of credit facility with approximately $2.9 million of accounts receivable. The current agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $10 million at December 30, 2011. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than sixty days past due. Net accounts receivable sold pursuant to the new agreement at December 30, 2011 were approximately $6.1 million. The term of the new agreement is for the period ending April 7, 2012. The current agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25% per annum. At December 30, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place (currently $10 million), a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement contains a covenant that requires the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 30, 2011, we were in compliance with this covenant.

NOTE 8 – SHORT-TERM NOTE PAYBLE

On October 27, 2010 we made the final payment in full satisfaction of a short-term note payable amended on March 24, 2010. The amended agreement with Sonoran Pacific Resources, LLP ("Sonoran") had been previously amended on April 13, 2009.

The March 24, 2010 amendment with Sonoran called for us to issue the lender a combination of shares of common stock, a new convertible promissory note, and stock purchase warrants in exchange for cancellation of the existing note. We determined that the modified terms of the note were substantially different from the original note terms, therefore, a loss on extinguishment of debt of approximately $845,000 was recognized on our statement of operations for the difference between the net carrying value of the old debt, including accrued interest, and the fair value of the new debt, plus any additional consideration, which included shares of common stock, and stock purchase warrants.

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

We determined the warrants issued under the March 24, 2010 amendment agreement had an approximate fair value at inception of $161,000 using the Black-Scholes pricing model with the following inputs: exercise price of $0.08; current stock price of $0.15; expected term of one year; risk-free rate of 2.53%; and expected volatility of 165%. Because of their re-pricing terms, these warrants were recorded on March 24, 2010 as a stock warrant liability. These warrants were exercised in March of 2011. Accordingly, the derivate liability relating to these warrants on December 30, 2011 was zero. During the fiscal years ending December 30, 2011 and December 31, 2010, adjusting the value of these warrants to fair market value resulted in a gain of approximately $179,000 and a loss of approximately $1.3 million, respectively.

NOTE 9 – WORKERS’ COMPENSATION INSURANCE AND RESERVES

We provide our temporary and permanent workers with workers’ compensation insurance. On April 1, 2011, we changed workers’ compensation carriers to Zurich American Insurance Company (“Zurich”). The policy with Zurich is a guaranteed cost plan, which is in contrast to our previous coverage where we were substantially self-insured through a large deductible or retro based policy. Zurich now provides workers compensation coverage in all states in which we operate other than Washington and North Dakota. For workers' compensation claims originating in Washington and North Dakota, monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions. At December 30, 2011 and December 31, 2010, this liability amounted to approximately $389,000 and $452,000, respectively, and is reflected on our Balance Sheet under current liabilities as, “Current portion of workers’ compensation claims liability and insurance premiums”.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (“AMS”) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under this policy, AMS provides re-insurance for covered losses and expenses in excess of $250,000 per claim, which results in us being substantially self-insured on claims originating under AMS.

Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements with one of our previous workers’ compensation insurers, we were originally required to maintain a deposit in the amount of $715,000. When we transitioned to Zurich, we negotiated an arrangement where we now remit payments to the insurer in the amount of $25,000 each week to maintain a sufficient deposit with them. At December 30, 2011, our deposit with this previous insurer was approximately $145,000.

Recently, we discovered that our risk pool deposits related to multiple policy years with AIG Insurance (AIG), dated from May 13, 2006 to June 27, 2008 were overstated by approximately $716,000. See Note 15 regarding our accounting for this matter.

We have received notice from AIG requesting additional collateral based upon initial contractual agreements in the amount of approximately $3.1 million relating to prior policy years.  Using third party actuarial analyses and considering the adjustments referenced above, we estimate that we may be under-collateralized with AIG by $500,000 to $1,000,000. At December 30, 2011, our risk pool deposit with AIG was approximately $713,000 and all liabilities associated with these claims are fully reserved on our balance sheet.

Expected losses will extend over the life of the longest lived claim which may be outstanding for many years. Our current actuarial analysis is based largely on industry averages which may not be applicable to us. If our average claims period is longer than industry average, our actual claims losses could exceed our current estimates. Conversely, if our average claims period is shorter than industry average, our actual claims could be less than current reserves.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves, net of the discount; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $4.9 million and $4.1 in the fiscal years ended December 30, 2011 and December 31, 2010, respectively.

	2011	2010
Workers’ Compensation Deposits		(restated)
Workers’ compensation deposits available at the beginning of the period	$1,914,924	$2,902,915
Additional workers’ compensation deposits made during the period	879,238	1,949,968
Deposits applied to payment of claims during the period	(1,805,328)	(2,937,959)
Refunds received	(60,000)	-
Deposits available for future claims at the end of the period	$928,834	$1,914,924

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$4,099,000	$4,100,000
Claims paid during the period	(1,311,158)	(2,937,959)
Additional future claims liabilities recorded during the period	158,833	2,936,959
Estimated future claims liabilities at the end of the period	$2,946,675	$4,099,000

The workers’ compensation risk pool deposits are classified as current and non-current assets on the balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying financial statements.

NOTE 10 – LONG-TERM DEBT (MORTGAGE)

In 2009, we owned a beneficial interest in one parcel of real estate that housed one of our on-demand labor locations and we assumed a mortgage on the property. During 2010, we sold the property to an unrelated party for $150,000 and recognized a gain of approximately $26,000. We now lease the building from the new owner for $1,800 a month with the ability to exit the lease agreement without penalty if 90 days' notice is given.

NOTE 11 – STOCKHOLDERS’ EQUITY (DEFICIT)

Issuance of Common Stock:  In the fiscal year ending December 30, 2011, we issued 2,750,000 shares of common stock for the exercise of warrant at a price of $0.08 per share.

We issued 192,000 shares of common stock valued at approximately $72,000 to our investor relations firm as partial payment for their investor relations fees. The average price of the shares issued was $0.37. The shares were recorded as an expense when earned and issuable.

We issued 40,000 shares of common stock to two employees for compensation valued at $15,600.

In the fiscal year ended December 31, 2010, we issued 5,250,000 shares of common stock in a private placement at a price of $0.08 per unit. Units consisted of one share of common stock and one-half of one common stock purchase warrant. Our CEO purchased 2,750,000 of those units. A detail of the warrant term and exercise price follows:

Exercise Price	Ending Period of Exercise Price
$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015

We issued 250,000 shares of common stock to our former CFO pursuant to an employment agreement dated October 20, 2010, at a price of $0.32 per share.

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

We issued 400,000 shares of common stock to our CFO; 250,000 shares were issued for the exercise of warrants he held and 150,000 shares were issued as compensation. The warrants and common stock were awarded as employment compensation. We determined the warrants had a nominal fair value as issuance. The warrants were exercised at a price of $0.08 on October 1, 2009 but were not issued until March 15, 2010.

We issued 1,271,446 shares to a former Director and owner of our Post Falls, ID office building for rent during the year. The shares were issued at an average market price of $0.13 and were expensed in the period in which rent was due.

The following warrants for our common stock were issued and outstanding on December 30, 2011 and December 31, 2010, respectively:

	2011	2010
Warrants outstanding at beginning of year	14,887,803	10,762,803
Issued	-	4,125,000
Exercised	(2,750,000)	-
Cancelled	-	-
Warrants outstanding at end of year	12,137,803	14,887,803

A detail of warrants outstanding at December 30, 2011 is as follows:

	Number	Expiration Date
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.16 and $1.00 per share	1,375,000	4/15/12 to 4/15/15
	12,137,803

The fair value of outstanding warrants defined as a derivative instrument per the Accounting Standards Codification are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $179,000 for the fiscal year ending December 30, 2011.

NOTE 12 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers, directors, as well as advancing our own interests.

During the fifty-three weeks ended December 31, 2010, we granted 3,677,000 stock options to employees, officers and directors exercisable at a price between $0.17 and $0.40, which expire between October 5, 2013 and May 5, 2015. Options were granted with a term of three to five years from the date of grant. The vesting schedule varied on options granted during fiscal year 2010 with 625,000 options being fully vested upon grant and 3,052,000 options vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years.

The following table reflects the summary of stock options outstanding at December 25, 2009 and changes during the fiscal years ended December 31, 2010 and December 30, 2011:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Under	Exercise Price	Fair Value	Intrinsic
	Options	Per Share	Per Share	Value
Outstanding, December 25, 2009	-	$-	$-	$-
Granted	3,677,000	0.20	0.17	1,232,280
Forfeited	(419,000)	0.17	0.15	(163,410)
Outstanding, December 31, 2010	3,258,000	0.20	0.17	1,068,870
Granted	-	-	-	-
Exercised	-	-	-	-
Forfeited	(166,000)	0.17	0.15	(75,810)
Expired	-	-	-	-
Outstanding, December 30, 2011	3,092,000	$0.20	$0.17	$993,060

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

Fiscal Year Ended December 31, 2010
Expected term (years)	3.0 - 5.0
Expected volatility	120.4% - 142.7%
Dividend yield	0%
Risk-free rate	0.52% - 2.13%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the post vesting effects due to turnover. During the fiscal year ended December 30, 2011, we recognized share-based compensation expense of approximately $105,000 relating to the issuance of stock options.

The following table reflects a summary of our nonvested stock options outstanding at December 25, 2009 and changes during the fiscal years ended December 31, 2010 and December 30, 2011:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 25, 2009	-	$-	$-	$-
Granted	3,677,000	0.20	0.17	1,232,280
Vested	(625,000)	0.32	0.17	(42,000)
Fortified	(419,000)	0.17	0.15	(163,410)
Nonvested, December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870
Vested	(814,250)	0.17	0.15	(212,278)
Forfeited	(166,000)	0.17	0.15	(75,810)
Nonvested, December 30, 2011	1,652,750	$0.17	$0.15	$738,782

As of December 31, 2010, there was unrecognized share-based compensation expense totaling approximately $172,000 relating to non-vested options that will be recognized over the next 2.35 years.

The following summarizes information about the stock options outstanding at December 30, 2011:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,092,000	$0.20	3.02	$49,838
Exercisable	1,439,250	0.24	2.65	87,068

NOTE 13 – INCOME TAX

We did not recognize an income tax provision for the fiscal year ended December 31, 2010. For the fiscal year ended December 30, 2011 we recognized a change in deferred tax assets, net of the valuation allowance, of $912,195. This change is due to our determination that we will be able to utilize a portion of our net operating losses within the following twelve months to offset our expected tax liabilities.

We have corrected the information previously reported for December 31, 2010 relating to certain components of our deferred tax assets that were previously considered temporary differences, but were actually permanent differences.  In 2007 and 2008, we impaired goodwill in the amount of approximately $30 million, which had been treated as a temporary timing difference in prior disclosures.  Additionally, in the review of timing differences, various warrant and other expenses were reclassified for reporting purposes form temporary to permanent differences.  The total deferred tax assets previously reported for 2010 were approximately $21 million and were overstated by approximately $13 million.  Since the deferred tax assets were fully offset by a matching valuation allowance, this correction had no effect on our net income, accumulated deficit, or earnings per share.

The provision for deferred income taxes is comprised of the follows:

	December 30, 2011	December 31, 2010
Deferred tax assets		(restated)
Workers’ compensation claims liability	$1,178,000	$1,640,000
Other Assets	124,000	124,000
Net operating loss	5,953,000	6,344,000
Store closure reserve	49,000	49,000
Property, plant, equipment and intangibles	233,000	213,000
Bad debt reserve	93,000	96,000
Total deferred tax assets	$7,630,000	$8,466,000
Deferred tax liabilities
Total Liabilities	-	-
Net deferred tax asset	7,630,000	8,466,000
Valuation allowance	(6,717,805)	(8,466,000)
Total deferred tax asset net of valuation allowance	$912,195	$-

At December 31, 2010, we fully offset the deferred tax asset by a valuation allowance because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.  At December 30, 2011, we revised our estimate relating to our ability to utilize our net operating losses to offset expected future income, and currently estimate that $912,195 will be utilized in the coming year.  At this time, we do not have sufficient information or expectations that all of the deferred tax assets currently available can be realized.  Management does not believe that information is available to support a greater reduction in the valuation allowance based upon the more likely than not test of future utilization of these deferred tax attributes.  Based upon our future profitability, management will review the possible future utilization of the deferred tax attributes at every reporting period and adjust the allowance accordingly.

Our federal and state net operating loss carryover of approximately $15 million will expire in the years 2022 through 2031. Our charitable contribution carryover will expire in the years 2012 through 2017.  The net change in the allowance account from December 31, 2010 to December 30, 2011 was a decrease of approximately $2 million.

Management estimates that our combined federal and state tax rates will be 40%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of operations are as follows:

	December 31, 2010		December 31, 2010
Income tax expense (benefit) based on statutory rate	$(20,400)	(35)%	$(546,000)	(35)%
Permanent differences	101,700	174%	87,000	6%
State income taxes benefit net of federal taxes	(3,000)	(5)%	(122,000)	(8)%
Permanent adjustment PPE	-	-%	(394,000)	(25)%
Change in valuation allowance	(990,495)	(1,699)%	975,000	62%
Total taxes(benefits) on income	$(912,195)	(1,564)%	$-	-

Topic 740 in the Accounting Standards Codification (ASC 740) prescribes recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. At December 30, 2011, we have not taken any tax positions that would require disclosure under ASC 740.

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2008 through 2011.  We deduct interest and penalties as interest expense on the financial statements.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Capital leases: We lease computer hardware as a normal part of our operations. Certain leased computer hardware with a bargain purchase option are capitalized and classified as a capital lease. At December 30, 2011 and December 31, 2010, equipment under capital leases amounted to approximately $-0-, and $24,000 (net of accumulated amortization of $489), respectively. The present value of net minimum lease payments are reflected on our Balance Sheet under current liabilities as "Capital leases.”

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years and some are on a month-to-month basis. Some of the leases have cancellation provisions that allow us to cancel on 90 day notice. Lease obligations for the next five years, as of December 30, 2011, are as follows:

Year	Operating Lease Obligation
2012	$943,085
2013	516,931
2014	330,656
2015	225,223
2016	106,351

Legal Proceeding: In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer (“Plaintiff”), filed a lawsuit in Kootenai County, Idaho against the Company and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for Director’s liability. Plaintiff is seeking damages, interest, and attorney’s fees. The Company vehemently disagrees with Plaintiff’s allegations and intends to vigorously defend this lawsuit.

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

Since the acquisitions, it came to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the “selling entities”) are primarily liable for these obligations. The owners of the entities may also be liable. In most cases, the entities were owned or controlled by our CEO.

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

Leases on closed stores:  During fiscal years 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management evaluated opportunities in those markets and held out hope for a recovery that would allow us to re-open the closed stores. During the first quarter of 2009, Management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases and are considering other options to reduce the lease obligations on the closed stores. With the determination that store re-openings are unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we were likely to pay in settlement of the outstanding lease obligations on the closed stores. Management has concluded that total lease obligations on closed stores at the period ended December 30, 2011 is approximately $83,000. Management has concluded that the potential liability for closed stores could be between $40,000 and $200,000.

Everyday Staffing, LLC:  On June 30, 2006, we acquired certain assets at three staffing office locations from Everyday Staffing LLC (“Everyday Staffing”) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of approximately $113,000. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that that arose prior to the acquisition date. The State requested that we pay the amounts due under a theory of successor liability. the Washington Department of labor and Industries (the “Department”) issued Notices and Orders of Assessment of Industrial Insurance Taxes (“Notice(s)”) to us. The Notices claim and assess taxes of approximately $958,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our books for the amounts claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations or cash flows in future periods.

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

In response to the state claims for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing, LLC and Mr. Moothart, seeking indemnification and monetary damages. On July 15, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, LLC, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable and as such, no provision has been made in our financial statements. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

NOTE 15 – RESTATEMENT OF FINANCIAL STATEMENTS

In October 2011, we discovered that our workers compensation deposits for the years 2006 to 2008 with AIG were overstated by approximately $716,000, principally due to the misdirection of premium-related payments by our former insurance broker.

After discovering that our balance sheet contained an overstated asset, we treated the adjustment as a change in estimate and recorded an entry in our third quarter 2011 financial statements. This adjustment reduced the amount of our workers’ compensation deposits by approximately $716,000 and increased workers’ compensation insurance expense by the same amount. After our 2011 year end, we investigated this matter further and determined that the accounting treatment in the third quarter of 2011 was itself erroneous because the charge should have been recorded as a charge to the earliest opening retained earnings (accumulated deficit) balance reported. The actual correction was for the 2006 – 2008 periods when the broker had wrongfully appropriated the funds for insurance deposits.

The effects of these restatement adjustments for fiscal year 2010 include the reduction of the workers compensation deposits asset by approximately $716,000 in each of these two years and an increase in our accumulated deficit by the same amount in the same time periods. There were no changes to our Statements of Operations for these two fiscal years. The restatement adjustments also had the effect of increasing net income for the third quarter and first three quarters ended September 30, 2011 by approximately $0.01 per share. We have restated our accumulated deficit in the Statement of Stockholders' Equity for the correction at the earliest year presented by approximately $716,000.

A summary of the effects of the restatement are as follows:

	2011		2010
	As Reported	As Corrected	As Reported	As Corrected
Net Income (loss)	$853,903	$853,903	$(1,560,352)	$(1,560,352)
Accumulated Deficit	$(53,245,744)	$(53,245,744)	$(53,383,757)	$(54,099,647)
Earnings Per Share	$0.02	$0.02	$(0.03)	$(0.03)

Also see Note-13 Income Tax concerning a restatement of previous deferred tax assets, which were fully offset by the allowance amount, and thereby had no effect upon earnings information.

NOTE 16 – SUBSEQUENT EVENTS

On January 4, 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement (the “agreement”), with DR Services of Louisiana, LLC, a Louisiana limited liability company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively “DRS”). Under the terms of the agreement, we acquired substantially all of DRS’s assets in exchange for $300,000 ($150,000 paid at closing and $150,000 to be paid in six subsequent monthly installments of $25,000) and 1.5 million shares of our restricted common stock. There is also a contingent fee of up to an additional 1.5 million shares of our restricted common stock based on certain enumerated operating performance standards over the next 2 years.

Prior to the agreement, DRS had subcontracted with us to provide temporary employment services in various disaster relief projects, such as flood recovery work in several states.

On March 15, 2012, we issued 36,000 shares to our investor relations firm for services valued at approximately $13,000.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 30, 2011, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. While this assessment is not formally documented, management did use it to identify a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Documentation of proper accounting procedures is not complete and some of the documentation that exists has not been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system. Additionally, we did not have a system in place for verification of third-party deposits. Not all fully implemented fundamental elements of an effective control environment were present as of December 30, 2011, including formalized monitoring procedures.

Management determined the major factors contributing to our material weakness were:

a.	High turnover of accounting personnel.
b.	New accounting personnel did not know the "cause and effect" of financial controls.
c.	New personnel lacked training to assure all financial procedures were followed, documented, communicated and understood.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim financial statements would not have been prevented or detected. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 30, 2011.

This annual report does not include an attestation report of our independent registered public accounting firm regarding the internal control over financial reporting. We were not required to have, nor have we engaged our independent registered public accounting firm, to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permits us to provide only management's report in this annual report.

Management's remediation initiatives will include efforts to remedy the material weakness in internal control through continued progress accumulating and documenting accounting procedures. Focused, on-the-job training and orientation for new staff members continues to align their performance with tasks required to produce complete and accurate financial reports on a timely basis. Management has dedicated considerable resources to spearhead remediation efforts and continues to address all noted deficiencies. The accounting and information departments are working closely to identify and address system interface issues and streamline processes and procedures. We have implemented new reconciliation procedures to ensure information is properly transferred to the accounting system.

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

Glenn Welstad, age 68	Chairman of the Board of Directors, Chief Executive Officer, and President
Ralph E. Peterson, age 78	Director, Chief Financial Officer
Todd Welstad, age 43	Director, Executive Vice President, Chief Operating Officer and Chief Information Officer
Ronald L. Junck, age 64	Executive Vice President, Secretary and General Counsel
John Schneller, age 45	Director
Jeff Wilson, age 51	Director

Glenn Welstad, 68, has served as Chairman of the Board since 2005. Mr. Welstad founded Command Staffing, LLC, and Harborview Software, Inc., and has been our President, Chief Executive Officer and a director since 2003. Glenn Welstad was a founder of Labor Ready, Inc. and served as its Chief Executive Officer and President, until his retirement in 2000. Prior to founding Labor Ready, Glen Welstad was a successful restaurateur and owned a number of Hardees and Village Inn franchises. Glenn Welstad is the father of Todd Welstad.

Todd Welstad, 43, is our Chief Operating Officer, Chief Information Officer, and a director. He has served as CIO and director since 2003 and COO since May, 2009. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Ralph E. Peterson, 78, is our Chief Financial Officer and a director.  He was appointed to the Board as an independent director in November 2007 and previously served as our Chief Financial Officer from April, 2009 to October 2010. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. From year to year, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee's Food Company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and franchised restaurants. Mr. Peterson received his Master's in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

Ronald L. Junck, 64, has been our Executive Vice President and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

John Schneller, 45, was appointed to the Board on June 23, 2008. Mr. Schneller is currently a Managing Director at the investment banking firm of Grandwood Securities, LLC. Prior to joining Grandwood, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail. Prior to Knott Partners, Mr. Schneller served from 2000-2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 - 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and merchant bank, where he focused on Business Services, IT Services and Marketing Services as well as select software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 - 1997, where he focused on Business Services and Photography and Electronic Imaging. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, a Master's degree in Public Administration from Suffolk University and a Master's degree in Business Administration from the Johnson Graduate School of Management at Cornell University.

Jeff Wilson, 51, has been appointed as director of Command Center, Inc., effective September 21, 2010. Since April 2006, Mr. Wilson has served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining the company, Mr. Wilson had served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson had served as a manager with the accounting firm, Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

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

The committees are described below.

Audit Committee: Jeff Wilson (Chairman), John Schneller and Ralph Peterson currently serve on the Audit Committee. The Audit Committee was officially recognized on March 23, 2009.  Prior to formation of the Audit Committee, the entire Board of Directors performed a similar or equivalent function. Remote meetings to review our quarterly and annual filings were held each quarter, and several remote meetings were held to discuss the December 31, 2010 audit and the preparation of the financial statements for the period then ended. The Audit Committee held five formal meetings in 2011 and five in 2010.

Our Board of Directors has determined that Mr. Wilson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee: John Schneller (Chairman), Ralph Peterson and Jeff Wilson currently serve on the Compensation Committee. The Board first appointed the Compensation Committee in December 2008. The Compensation Committee met on five occasions in 2011 and twice in 2010. The Compensation Committee is comprised of one non-employee director and two employee directors. The non-employee director has been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee: John Schneller (Chairman), Ralph Peterson and Jeff Wilson currently serve on the Nominating and Corporate Governance Committee. The Board first appointed members of the Nominating and Corporate Governance Committee in December 2009. The Nominating and Corporate Governance Committee met on one occasion in 2011 and once in 2010.

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

In addition, based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: (a) Glenn Welstad is not independent because he is our President and Chief Executive Officer, (b) Todd Welstad is not independent because he is our Chief Information Officer and Chief Operating Officer, and (c) Ralph E. Peterson is not independent because he is the Chief Financial Officer of the Company.

Director Compensation

In 2011, we started paying our non-employee directors an annual retainer of $20,000. No director was paid any compensation in 2010.

	Fees Earned	Stock	Option	Non-equity compensation	All Other	Total
Name	($)	($)	($)	($)	($)	($)
Glenn Welstad	-	-	-	-	-	-
Todd Welstad	-	-	-	-	-	-
Ralph E. Peterson	20,000.00	-	-	-	-	20,000
Jeff Wilson	20,000.00	-	-	-	-	20,000
John Schneller	20,000.00	-	-	-	-	20,000
Jeff R. Mitchell (1)	-	-	-	-	-	-
___________
(1)
On December 28, 2011, we were notified  by counsel for Jeff R. Mitchell that he resigned as Chief Financial Officer and  on December 30, 2011, we were notified  by counsel  that  Mr. Mitchell resigned as a Director.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and certain other persons to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 30, 2011. Based solely upon a review of the copies of Section 16(a) forms received by us, the Reporting Persons have not all complied  on each occasion with applicable filing requirements.

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

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance. Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each NEO based upon available compensation data. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that our executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations. During 2012 we intend to expand the elements of our executive compensation program to include the following:

●	Cash compensation in the form of base salary and incentive compensation (performance-based bonuses);
●	Equity-based awards;
●	Deferred compensation plans; and
●	Other components of compensation.

In addition, employment agreements with each of our NEO's may in the future provide for certain retirement benefits and potential payments upon termination of employment for a variety of reasons, including a change in control of the Company. See “Summary of Employment Agreements” below.

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

Annual Bonus: In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established prior to the beginning of each fiscal year. We have not yet formulated the bases upon which we will pay bonuses to our NEO's for 2012. We may increase the annual bonus paid to our NEO's at our discretion.

Equity and Other Compensation: We offer $20,000 of Company paid life insurance to each employee, including officers and directors.

Role of Executive Officers in Executive Compensation

Beginning in December 2008, we have a Compensation Committee which is charged with reviewing executive compensation and making recommendations to the Board of Directors based upon their review and analysis. There has been no review performed since the appointment of the Compensation Committee. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as an independent director on the Board of Directors or Compensation Committee.

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 30, 2011, and December 31, 2010 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensa-tion	All other compensa-tion	Total
Glenn Welstad	2011	143,077	$-	$-	$-	$-	$-	$143,077
Director and Chief Executive Officer	2010	104,135	-	-	75,600	-	-	179,735
Todd Welstad	2011	146,827	75,937	-		-	-	222,764
Director and Chief Information Officer	2010	116,077	116,250	-	45,600	-	-	277,927
Ralph E. Peterson (1)	2011	-	-	-	-	-	-	-
Director and Chief Financial Officer	2010	108,000	-	-	38,050	-	-	146,050
Ron Junck	2011	157,250	-	-		-	-	157,250
Executive Vice President, General Counsel and a former Director	2010	121,077	40,000	-	38,050	-	-	199,127
Jeff R. Mitchell (2)	2011	185,000	155,875	-	-	-	-	340,875
Former Director and Chief Financial Officer	2010	39,135	-	80,000	113,960	46,500	-	279,595
___________
(1)	Ralph Peterson was appointed Chief Financial Officer when Mr. Mitchell effectively ended his employment in 2011. He did not receive any compensation in 2011 and his 2012 annual salary is $185,000.

(2)
Jeff Mitchell was appointed Chief Financial Officer when Mr. Peterson resigned as our Chief Financial Officer in 2010. His 2010 salary represents $185,000 annual salary for the period October 20, 2010 through the end of fiscal 2010. Mr. Mitchell's stock award was valued based on the closing price of our common stock on the date the shares were authorized to be issued.

	Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date
Glenn Welstad	125,000	375,000	500,000	0.19	5/5/2015
Todd Welstad	75,000	225,000	300,000	0.17	5/5/2015
Ron Junck	62,500	187,500	250,000	0.17	5/5/2015
Ralph E. Peterson	250,000	-	250,000	0.17	5/5/2015
Jeff R. Mitchell (1)	500,000	-	500,000	0.32	3/28/2012
__________
(1)
On December 28, 2011, we were notified by counsel for Jeff R. Mitchell that he resigned as Chief Financial Officer and on December 30, 2011, we were notified by counsel that Mr. Mitchell resigned as a Director.  Mr. Mitchell's options expire 90 days after the effective date of his resignation pursuant to the 2008 Employee Stock Incentive Plan.  Mr. Mitchell has acquired 250,000 options in addition to the 500,000 option awarded him.

Summary of Executive Employment Agreements

An executive employment agreement was entered into effective October 20, 2010 for Jeff R. Mitchell, Chief Financial Officer, for a term of three years. Mr. Mitchell resigned effective as of December 28, 2011. Executive employment agreements were entered into effective as of January 1, 2006 for Glenn Welstad, Chief Executive Officer, and Todd Welstad, Chief Information. Each agreement was for a three-year initial term. The agreements for Glenn Welstad and Todd Welstad have expired. Consequently, there are no executive employment agreements with Glenn Welstad, Chief Executive Officer, Todd Welstad, Executive Vice President Chief Operating Officer and Chief Information Officer, nor are there presently any executive employment agreements with Ralph Peterson, Chief Financial Officer or with Ronald Junck, Executive Vice President and General Counsel. We anticipate entering into new executive employment agreements with Glenn Welstad, Todd Welstad and Ronald Junck.

Glenn Welstad receives a base salary of $200,000 per year, effective September 2011, and is entitled to performance-based compensation in an amount set by our Board of Directors. Ralph E. Peterson receives a base salary of $185,000 per year and is entitled to performance-based compensation in an amount set by the Board. Todd Welstad and Ronald Junck each receive a base salary of $185,000 per year, effective September 2011, plus performance based compensation as set by the Board. All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 57,606,368 shares of common stock issued and outstanding as of December 30, 2011.

Security Ownership of Non-Management Owners

We have no non-management shareholders who own 5% or more of the total outstanding shares of common stock.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Glenn Welstad (3)	Common Stock	11,484,273	19.9%
Todd Welstad (4)	Common Stock	1,539,601	2.7%
Ronald Junck (5)	Common Stock	2,509,090	4.4%
Ralph E. Peterson (6)	Common Stock	650,000	1.1%
John Schneller (7)	Common Stock	171,435	0.3%
All Officers and Directors as a Group	Common Stock	16,354,399	28.4%
Jeff R. Mitchell (8)	Common Stock	1,000,000	1.7%
_________
(1)
The address of the NEOs and Directors is:  care of Command Center, Inc., 3773 West 5th Avenue, Post Falls, ID 83854, except Mr. Mitchell, whose address is 2421 East Grandview Avenue, Coeur d’Alene, ID 83815.

(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 24, 2012.

(3)	Includes 9,299,795 shares held outright, 809,478 shares held indirectly, and options and warrants to purchase 1,125,000 shares.

(4)	Includes 1,060,457 shares held outright, 329,144 shares held indirectly, and options to purchase 150,000 shares.

(5)	Includes 2,384,090 shares held outright and options to purchase 125,000 shares.

(6)	Includes 400,000 shares held outright and options to purchase 250,000 shares.

(7)	Includes 55,000 shares held outright and warrants held indirectly to purchase 116,435.

(8)	Our former CFO and director; includes 250,000 shares held outright and options to purchase 750,000 shares, 500,000 of which were received as an options award.

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

Going forward, our Audit Committee will review and report to our Board of Directors on any Related Party Transaction. From time to time, the independent members of our Board of Directors also may form an ad hoc committee to consider transactions and agreements in which a director or executive officer of Command Center has a material interest. In considering related party transactions, the members of our Audit Committee are guided by their fiduciary duties to our shareholders. Our Audit Committee does not currently have any written or oral policies or procedures regarding the review, approval and ratification of transactions with related parties.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected MartinelliMick, PLLC, and the predecessor BehlerMick, P.S., as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ending December 30, 2011 and December 31, 2010, respectively.

The following table summarizes the fees that MartinelliMick, PLLC, and its predecessor charged us for the listed services during 2011 and 2010:

Type of fee:	2011	2010
Audit fees (1)	$84,000	$68,000
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	1,491	-
Total	$85,491	$68,000

(1)	Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s financial statements and reviews of our quarterly financial statements.

(2)
Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards, and not reported under “Audit fees”.

(3)	Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.

(4)	All other fees consist of fees billed for products and services other than the services reported above.

Our Audit Committee reviewed the audit and tax services rendered by MartinelliMick, PLLC, and its predecessor, and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use MartinelliMick, PLLC or its predecessor for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements, or generates information that is significant to our financial statements, are provided internally.  We do not engage MartinelliMick, PLLC or its predecessor to provide compliance outsourcing services

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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.6	Employment agreement with Jeff R. Mitchell previously filed as Exhibit 10.6 to Form 8-K dated October 22, 2010 and incorporated herein by reference.
23.1	Consent of MartinelliMick PLLC
23.2	Consent of BehlerMick P.S.
31.1	Certification of Principal Executive Officer
31.2	Certification of Principal Financial and Accounting Officer
32.1	Certification of Chief Executive Officer
32.2	Certification of Principal Financial and Accounting Officer

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	Chief Executive Officer, President	Glenn Welstad	April 5, 2012
Signature	Title	Printed Name	Date

/s/Ralph E. Peterson	Chief Financial Officer	Ralph E. Peterson	April 5, 2012
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/Glenn Welstad	Director	Glenn Welstad	April 5, 2012
Signature	Title	Printed Name	Date

/s/Ralph E. Peterson	Director	Ralph E. Peterson	April 5, 2012
Signature	Title	Printed Name	Date

/s/Jeff Wilson	Director	Jeff Wilson	April 5, 2012
Signature	Title	Printed Name	Date

/s/John Schneller	Director	John Schneller	April 5, 2012
Signature	Title	Printed Name	Date

/s/Todd Welstad	Director	Todd Welstad	April 5, 2012
Signature	Title	Printed Name	Date