Form 10-Q/A
period 2011-04-01
Command Center, Inc.
filed 2012-05-04
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to_____________

 Commission file number: 000- 53088

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the Registrant is  a large accelerated filer ☐ , an accelerated file ☐ , a non-accelerated filer ☐ , or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act)  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐ No ☑

Number of shares of issuer's common stock outstanding at May 12, 2011: 57,434,368

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q of Command Center, Inc. for the thirteen week period ended April 1, 2011, which was originally filed with the Securities and Exchange Commission on May 13, 2011, is being filed to amend and restate our financial statements for the period then ended.

In our Form 10-K issued April 9, 2012, we disclosed in Note 15 that workers’ compensation deposits for the fiscal years ended 2006 – 2008 were misdirected resulting in a prior overstatement of our workers’ compensation deposits of $715,890. Please see Note 10 – Restatement of the Financial Statements for a Correction of an Error.

There are no other changes in the disclosures in this document.

FORM 10-Q/A

PART I.  FINANCIAL INFORMATION

Command Center, Inc.
Condensed Balance Sheets

	April 1, 2011	December 31,
	(Unaudited)	2010
	(restated)
ASSETS
Current Assets
Cash	$873,459	$1,667,281
Restricted Cash	150,000	150,000
Accounts receivable, net of allowance for bad debt of $206,872 and $238,948, respectively	2,301,149	1,886,426
Prepaid expenses, deposits, and other	368,560	351,657
Prepaid workers' compensation	399,593	231,840
Other receivables - current	265	6,667
Current portion of workers' compensation deposits	1,208,000	1,200,000
Total Current Assets	5,301,026	5,493,871
Property and equipment - net	345,495	411,695
Workers' compensation deposits, less current portion	190,853	714,924
Goodwill	2,500,000	2,500,000
Intangible assets - net	141,836	176,336
Total Assets	$8,479,210	$9,296,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$1,198,377	$2,075,326
Disbursements outstanding	777,049	68,760
Other current liabilities	42,625	43,003
Accrued wages and benefits	1,183,003	870,736
Capital leases	-	5,422
Current portion of workers' compensation claims liability	1,810,947	1,675,512
Total Current Liabilities	5,012,001	4,738,759
Long-Term Liabilities
Warrant liabilities	1,942,813	1,837,785
Common stock issuable	53,400	22,200
Workers' compensation claims liability, less current portion	3,032,000	2,875,000
Total Liabilities	10,040,214	9,473,744
Commitments and Contingencies (Note 8)
Stockholders' Equity (Deficit)
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 56,809,368 and 54,624,368 shares issued and outstanding, respectively	56,809	54.624
Additional paid-in capital	54,783,271	53,868,105
Accumulated deficit	(56,401,084)	(54,099,647)
Total Stockholders' Deficit	(1,561,004)	(179,918)
Total Liabilities and Stockholders' Equity	$8,479,210	$9,296,826

Command Center, Inc.
Condensed Statements of Operations (Unaudited)

	Thirteen Weeks Ended
	April 1, 2011	March 26, 2010

Revenue from services	$16,379,823	$11,899,756
Cost of services	13,174,044	9,026,272
Gross profit	3,205,779	2,873,484
Selling, general and administrative expenses	4,382,348	3,281,397
Depreciation and amortization	131,276	143,164
Loss from operations	(1,307,845)	(551,077)
Interest expense and other financing expense	(213,563)	(159,734)
Loss on debt extinguishment	-	(844,798)
Change in fair value of warrant liability	(780,029)	(157,469)
Basic and diluted net loss	$(2,301,437)	(1,713,078)

Basic and Diluted Net Loss per Share:	$(0.04)	$(0.05)

Basic and Diluted Weighted Average Shares Outstanding:	55,045,863	37,465,878

Command Center, Inc.
Condensed Statements of Cash Flows (Unaudited)

	Thirteen Weeks Ended
	April 1, 2011	March 26, 2010
Cash Flows from Operating Activities
Net loss	$(2,301,437)	$(1,713,078)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	131,276	143,164
Loss on debt extinguishment	-	844,798
Change in allowance for bad debt	(32,076)	-
Change in fair value of stock warrant liability	780,029	157,469
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	-	11,400
Common stock issued for rent	-	32,858
Common stock issuable for services	28,400	-
Stock based compensation	50,150	-
Changes in assets and liabilities:
Accounts receivable - trade	185,626	50,248
Other receivables	6,402	(418)
Prepaid expenses, deposits and other	(16,904)	89,912
Prepaid workers' compensation	(167,753)	72,351
Workers' compensation deposits	516,071	341,236
Accounts payable	(876,949)	(270,373)
Accounts receivable factoring agreement	(568,273)	-
Accrued wages, benefits, and other current liabilities	311,889	115,259
Workers' compensation claims liability	292,435	(353,828)
Disbursements outstanding	708,289	419,299
Net cash used by operating activities	(952,825)	(85,253)
Cash Flows from Investing Activities
Purchase of property and equipment	(35,997)	-
Proceeds on sale of building	-	156,690
Net cash provided (used) by investing activities	(35,997)	156,690
Cash Flows from Financing Activities
Proceeds from exercise of common stock warrants	170,000	-
Common stock to be issued for the exercise of warrants	25,000	-
Proceeds on line of credit facility, net	-	8,124
Principal payments on notes payable	-	(80,967)
Costs of common stock offering and registration	-	(15,000)
Net cash provided by financing activities	195,000	(87,843)
Net Decrease in Cash	(793,822)	(16,406)
Cash, Beginning of Period	1,667,281	69,971
Cash, End of Period	$873,459	$53,565
Non-cash Investing and Financing Activities
Common stock issued for services	$22,200	$-
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Other Items
Interest Paid	$92,400	$75,966

Command Center, Inc.
Notes to Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND ORGANIZATION

Basis of Presentation: The accompanying unaudited financial statements have been prepared by Command Center, Inc. (the Company, us, we, or our ) in accordance with accounting principles generally accepted in the United States of America for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations and cash flows for the fiscal periods presented have been included.

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

Command Center, Inc.
Notes to Condensed Financial Statements

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

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary and permanent workers with workers' compensation insurance.  On April 1, 2011 we changed workers’ compensation carrier to Zurich American Insurance Company ( Zurich ). The policy with Zurich is a guaranteed cost plan. Our previous policy was a large deductible policy ($250,000), which resulted in us being substantially self-insured. Zurich now provides workers' compensation coverage in 21of the 23 states in which we operate. For workers' compensation claims originating in Washington and North Dakota, our monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under government administered programs. We are not the primary obligor on claims in these monopolistic jurisdictions. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II ( AMS ) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we had primary responsibility for claims under the policy. AMS provides reimbursement for covered losses and expenses in excess of $250,000 per occurrence, which resulted in us being substantially self-insured.

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

 Command Center, Inc.
Notes to Condensed Financial Statements

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

Command Center, Inc.
Notes to Condensed Financial Statements

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

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the selling entities ) are primarily liable for these obligations. The owners of the selling entities may also be liable. In most cases, the selling entities were owned or controlled by Glenn Welstad, our CEO.

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

Everyday Staffing, LLC tax liabilities:   On June 30, 2006, we acquired three locations from Everyday Staffing LLC ( Everyday Staffing ) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of the LLC, represented that all tax liabilities of Everyday Staffing had been paid. As a result of the acquisitions, we booked a note payable to Everyday Staffing in the amount of approximately $113,000. In early 2008, we received notice from the State of Washington that Everyday Staffing owed certain tax obligations to the State that arose prior to the date of acquisition. The State of Washington requested that we pay the amounts due under a theory of successor liability. Subsequently, we received a second claim for successor liability. These two claims are described below.

 Command Center, Inc.
Notes to Condensed Financial Statements

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

Based upon the theory of successor liability, the Department issued two Notices and Orders of Assessment of Industrial Insurance Taxes ( Notice(s) ) to us.  The first Notice claims and assesses taxes of approximately $57,000 and the second Notice claims and assesses the amount of approximately $901,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing our administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, Management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our balance sheet for the amount claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

In response to our position that we are not the legal successor to Everyday Staffing, the Department asserted its claim of successor liability against a second limited liability company, also known as Everyday Staffing, LLC ( Everyday Staffing II ).  Everyday Staffing II was organized by the members of Everyday Staffing after Everyday Staffing was administratively dissolved by the state. The assertion by the State of Washington of successor liability against Everyday Staffing II is consistent with the position advanced by us that Everyday Staffing II, and not Command Center, Inc., is the only successor to the entity against which the industrial insurance taxes were assessed.

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

Command Center, Inc.
Notes to Condensed Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

In April 2011, we issued 625,000 shares of common stock for the exercise of 625,000 warrants at an exercise price of $.08 per share for a total purchase price of $50,000.

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS FOR A CORRECTION OF AN ERROR

In October 2011, we discovered that our workers’ compensation deposits with AIG were overstated by $715,890, principally due to the misdirection of premium-related payments by our former insurance broker. At that time, we made an adjustment in the current period to correct the error, which affected our 2011 third quarter.

After our 2011 fiscal year end, we investigated this matter further and determined that the accounting treatment in the third quarter of 2011 was itself erroneous because the charge should have been recorded as a charge to the earliest opening retained earnings (accumulated deficit) balance reported. The actual correction was for the 2006 – 2008 periods when the broker had wrongfully appropriated the funds for insurance deposits.

The effects of these restatements for fiscal year 2010 include the reduction of the workers’ compensation deposits asset by $715,890 and an increase in our accumulated deficit by the same amount as originally reported in the Form 10-K. There was no change to our Statements of Operations in the first quarter of 2011, nor was there any effect on the reported net income or earnings per share.

A summary of the effects of the restatement are as follows:

	April 1, 2011		December 31, 2010
	As Reported	As Corrected	As Reported	As Corrected
Accumulated deficit	$(55,685,194)	$(56,401,084)	$(53,383,757)	$(54,099,647)
Workers' compensation deposit, less current portion	$906,743	$190,853	$1,430,814	$714,924

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

Liquidity and Capital Resources

Accounts Receivable:   At April 1, 2011, we had total current assets of approximately $ 5.3 million and current liabilities of approximately $5.0 million. Included in current assets are trade accounts receivable of approximately $ 2.3 million (net of allowance for bad debts of approximately $207,000). Our cash position at April 1, 2011 was approximately $873,000. Weighted average aging on our trade accounts receivable at April 1, 2011 was 27 days . Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended April 1, 2011 was 0.3%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

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

Since the acquisitions, it has come to our attention that certain tax obligations incurred on operations prior to our acquisitions have not been paid. The entities that sold us the assets (the selling entities ) are primarily liable for these obligations. The owners of the selling entities may also be liable. In most cases, the selling entities were owned or controlled by Glenn Welstad, our CEO.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (Chairman of the Board) and Principal Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are not effective at a reasonable assurance level as of April 1, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer (Chairman of the Board) and Principal Financial Officer as appropriate, to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

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

ITEM 3.  DEFAULT ON SENIOR SECURITIES

Not applicable.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

None .

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description

31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Ralph E. Peterson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Ralph E. Peterson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC .

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 4, 2012
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	CFO, Principal Financial Officer	Ralph E. Peterson	May 4, 2012
Signature	Title	Printed Name	Date