Form 10-Q/A
period 2011-07-01
Command Center, Inc.
filed 2012-05-04
CIK 1140102

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

EXPLANATORY NOTE

This amendment to our Quarterly Report on Form 10-Q of Command Center, Inc. for the thirteen and twenty-six week periods ended July 1, 2011, which was originally filed with the Securities and Exchange Commission on August 15, 2011, is being filed to amend and restate our financial statements for the periods then ended.

In our Form 10-K issued April 9, 2012, we disclosed in Note 15 that workers’ compensation deposits for the fiscal years ended 2006 – 2008 were misdirected resulting in a prior overstatement of our workers’ compensation deposits of $715,890. Please see Note 10 – Restatement of the Financial Statements for a Correction of an Error.

There are no other changes in the disclosures in this document.

FORM 10-Q

TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Command Center, Inc.
Condensed Balance Sheets

	July 1, 2011	December 31,
	(unaudited)	2010
	(restated)
ASSETS

Current assets
Cash	$465,836	$1,667,281
Restricted cash	-	150,000
Accounts receivable, net of allowance for bad debt of $152,046 and $238,948, respectively	2,701,813	1,886,426
Prepaid expenses and deposits	448,536	351,657
Prepaid workers' compensation premiums	210,083	231,840
Other receivables - current	7,598	6,667
Current portion of workers' compensation deposits	1,091,000	1,200,000
Total current assets	4,924,866	5,493,871
Property and equipment - net	277,423	411,695
Workers' compensation deposits, less current portion	34,408	714,924
Goodwill	2,500,000	2,500,000
Intangible assets - net	118,835	176,336
Total assets	$7,855,532	$9,296,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$1,520,035	$2,075,326
Checks issued and payable	387,258	68,760
Other current liabilities	39,746	43,003
Accrued wages and benefits	1,055,239	870,736
Common stock issuable	54,600	22,200
Capital leases	-	5,422
Current portion of workers' compensation claims liability	1,492,912	1,675,512
Total current liabilities	4,549,790	4,760,959
Long-term liabilities
Warrant liabilities	1,480,863	1,837,785
Workers' compensation claims liability, less current portion	2,632,218	2,875,000
Total liabilities	8,662,871	9,473,744
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 57,474,368 and 54,624,368 shares issued and outstanding, respectively	57,474	54,624
Additional paid-in capital	54,866,529	53,868,105
Accumulated deficit	(55,731,342)	(54,099,647)
Total stockholders' deficit	(807,339)	(179,918)
Total liabilities and stockholders' equity	$7,855,532	$9,296,826

Command Center, Inc.
Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010	July 1, 2011	June 25, 2010

Revenue	$20,299,940	$19,039,200	$36,679,763	$30,938,956
Cost of staffing services	15,739,324	13,997,469	28,955,364	23,045,233
Gross profit	4,560,616	5,041,731	7,724,399	7,893,723
Selling, general and administrative expenses	3,974,581	3,387,348	8,314,932	6,647,252
Depreciation and amortization	126,999	143,694	258,276	286,859
Income (loss) from operations	459,036	1,510,689	(848,809)	959,612
Interest expense and other financing expense	(251,244)	(447,660)	(464,806)	(607,394)
Loss on debt extinguishment	-	-	-	(844,798)
Change in fair value of warrant liability	461,950	(726,906)	(318,079)	(884,375)
Net income (loss)	$669,742	$336,123	$(1,631,694)	$(1,376,955)

Net income (loss) per share:
Basic	$0.01	$0.01	$(0.03)	$(0.03)
Diluted	$0.01	$0.01	$(0.03)	$(0.03)

Weighted average shares outstanding:
Basic	57,303,049	47,424,222	56,178,720	42,447,440
Diluted	61,767,321	47,424,222	56,178,720	42,447,440

Command Center, Inc.
Condensed Statements of Cash Flows (unaudited)

	Twenty-six Weeks Ended
	July 1, 2011	June 25, 2010
Cash flows from operating activities
Net loss	$(1,631,694)	$(1,376,955)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	258,276	286,859
Loss on debt extinguishment	-	844,798
Change in allowance for bad debt	(86,902)	70,000
Change in fair value of stock warrant liability	318,079	884,375
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	15,600	11,400
Common stock issued for rent	-	77,934
Common stock issuable for services	54,600	-
Stock based compensation	68,473	11,147
Amortization of note discount	-	117,059
Changes in assets and liabilities:
Accounts receivable - trade	(1,638,910)	(973,369)
Other receivables	(931)	(379)
Prepaid expenses, deposits and other	(96,879)	(859,761)
Prepaid workers' compensation premiums	21,757	-
Workers' compensation risk pool deposits	789,516	658,328
Accounts payable	(555,291)	(537,190)
Accounts receivable factoring agreement	910,425	-
Accrued wages and benefits	184,503	386,411
Workers' compensation claims liability	(425,382)	431,204
Disbursements outstanding	318,498	-
Other current liabilities	(3,257)	-
Net cash provided (used) by operating activities	(1,499,519)	6,311
Cash flows from investing activities
Purchase of property and equipment	(71,926)	-
Proceeds on sale of building	-	156,690
Cash restricted by lender	150,000	(150,000)
Net cash provided by investing activities	78,074	6,690
Cash flows from financing activities
Proceeds from exercise of common stock warrants	220,000	-
Proceeds from private placement	-	200,000
Change in checks issued and payable	-	41,534
Proceeds on line of credit facility, net	-	8,124
Principal payments on notes payable	-	(286,498)
Costs of common stock offering and registration	-	(15,000)
Net cash provided (used) by financing activities	220,000	(51,840)
Net decrease in cash	(1,201,445)	(38,839)
Cash, beginning of period	1,667,281	69,971
Cash, end of period	$465,836	$31,132
Non-cash investing and financing activities
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Common stock issued for prepaid rent	$-	$71,591
Supplemental disclosure of cash flow information
Interest paid	$35,457	$187,877

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

NOTE 4 – LINE OF CREDIT FACILITY AND ACCOUNT PURCHASE AGREEMENT (continued)

The agreement requires that the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At July 1, 2011 we were in compliance with this covenant.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary workers and our regular employees with workers' compensation insurance.  On April 1, 2011 we changed our workers’ compensation carrier to Zurich American Insurance Company ( Zurich ). The policy with Zurich is a guaranteed cost plan, which is in contrast to our previous coverage where we were substantially self-insured through a large deductible policy. Zurich now provides workers compensation coverage in 22 of the 24 states in which we operate. For workers' compensation claims originating in Washington and North Dakota, our monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. We are not the primary obligor on claims in these monopolistic jurisdictions. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

NOTE 6 – STOCKHOLDERS EQUITY (continued)

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

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

Everyday Staffing, LLC tax liabilities:   On June 30, 2006, we acquired three locations from Everyday Staffing LLC ( Everyday Staffing ) in exchange for 579,277 shares of our common stock. At the time of the acquisitions, Michael Moothart, controlling member of Everyday

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

NOTE 10 – RESTATEMENT OF FINANCIAL STATEMENTS FOR A CORRECTION OF AN ERROR (continued)

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

The effects of these restatements for fiscal year 2010 include the reduction of the workers’ compensation deposits asset by $715,890 and an increase in our accumulated deficit by the same amount as originally reported in the Form 10-K. There was no change to our Statements of Operations in the second quarter of 2011, nor was there any effect on the reported net income or earnings per share.

A summary of the effects of the restatement are as follows:

	July 1, 2011		December 31, 2010
	As Reported	As Corrected	As Reported	As Corrected
Accumulated deficit	$(55,015,452)	$(55,731,342)	$(53,383,757)	$(54,099,647)
Workers' compensation deposit, less current portion	$750,298	$34,408	$1,430,814	$714,924

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

Accounts Receivable:   At July 1, 2011, we had total current assets of approximately $ 4.9 million and current liabilities of approximately $ 4.5 million. Included in current assets are trade accounts receivable of approximately $ 2.7 million (net of allowance for bad debts of approximately $152,000). Our cash position at July 1, 2011 was approximately $466,000. Weighted average aging on our trade accounts receivable at July 1, 2011 was 28 days . Actual bad debt write-off expense as a percentage of total customer invoices during the twenty-six weeks ended July 1, 2011 was 0.3%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

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