Form 10-Q/A
period 2011-09-30
Command Center, Inc.
filed 2012-05-04
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes  ☐      No ☑

Number of shares of issuer’s common stock outstanding at November 11, 2011:  57,570,368

EXPLANATORY NOTE

This amendment No. 2 to our Quarterly Report on Form 10-Q of Command Center, Inc. for the thirteen and thirty-nine week periods ended September 30, 2011, which was originally filed with the Securities and Exchange Commission on (November 14, 2011, amended) November 15, 2011, is being filed to amend and restate our financial statements for the periods then ended.

In our Form 10-K issued April 9, 2012, we disclosed in Note 15 that workers’ compensation deposits for the fiscal years ended 2006 – 2008 were misdirected resulting in a prior overstatement of our workers’ compensation deposits of $715,890. Please see Note 9 – Restatement of the Financial Statements for a Correction of an Error.

There are additional changes in disclosures under Item 2 – Management Discussion and Analysis concerning the effects of this correction.

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Command Center, Inc.
Condensed Balance Sheets

	September 30, 2011	December 31,
	(unaudited)	2010
ASSETS

Current assets
Cash	$440,035	$1,667,281
Restricted cash	-	150,000
Accounts receivable, net of allowance for bad debt of $172,225 and $238,948, respectively	3,803,515	1,886,426
Prepaid expenses, deposits, and other	619,833	351,657
Prepaid workers' compensation premiums	38,784	231,840
Other receivables - current	147,998	6,667
Current portion of workers' compensation deposits	954,000	1,200,000
Total current assets	6,004,165	5,493,871
Property and equipment - net	367,605	411,695
Workers' compensation deposits, less current portion	57,572	714,924
Goodwill	2,500,000	2,500,000
Intangible assets - net	82,835	176,336
Total assets	$9,012,177	$9,296,826

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable	$271,304	$1,546,992
Checks issued and payable	779,702	68,760
Other current liabilities	747,826	560,433
Accrued wages and benefits	1,498,170	881,640
Capital leases	-	5,422
Common stock issuable	26,200	22,200
Current portion of workers' compensation claims liability	1,702,428	1,675,512
Total current liabilities	5,025,630	4,760,959
Warrant liabilities	1,077,281	1,837,785
Workers' compensation claims liability, less current portion	2,238,725	2,875,000
Total liabilities	8,341,636	9,473,744
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 57,570,368 and 54,624,368 shares issued and outstanding, respectively	57,570	54,624
Additional paid-in capital	54,925,036	53,868,105
Accumulated deficit	(54,312,065)	(54,099,647)
Total stockholders' equity (deficit)	670,541	(176,918)
Total liabilities and stockholders' equity (deficit)	$9,012,177	$9,296,826

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 30, 2011	September 24, 2010	September 30, 2011		September 24, 2010
	(restated)		(restated)

Revenue	$24,972,597	$19,700,886		$61,652,359	$50,639,842
Cost of staffing services	19,134,642	14,760,448		48,090,005	37,805,681
Gross profit	5,837,955	4,940,438		13,562,854	12,834,161
Selling, general and administrative expenses	4,414,019	3,576,353		12,728,952	10,223,605
Depreciation and amortization	95,252	144,268		353,527	431,127
Income from operations	1,328,684	1,219,817		479,875	2,179,429
Interest and other financing expenses	(312,989)	(430,507)		(777,795)	(1,037,901)
Gain (loss) on debt extinguishment	-	4,491		-	(840,307)
Change in fair value of warrant liability	403,582	280,327		85,503	(604,048)
Basic and diluted net income (loss)	$1,419,277	$1,074,128		$(212,417)	$(302,827)

Net income (loss) per share:
Basic	$0.02	$0.02	$	nil	$(0.01)
Diluted	$0.02	$0.02	$	nil	$(0.01)

Weighted average shares outstanding:
Basic	57,534,368	51,558,983		56,622,445	45,484,621
Diluted	61,217,221	56,582,673		56,622,445	45,484,621

See accompanying notes to condensed financial statements.

Command Center, Inc.
Condensed Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	September 30, 2011	September 24, 2010
Cash flows from operating activities	(restated)
Net loss	$(212,417)	$(302,827)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	353,527	431,127
Loss on debt extinguishment	-	840,307
Change in allowance for bad debt	(66,723)	70,000
Change in fair value of stock warrant liability	(85,503)	604,048
Gain on sale of building	-	(25,550)
Common stock issued for interest and services	55,880	48,200
Common stock issued for rent	-	112,404
Common stock issuable for services	26,200	-
Stock based compensation	86,796	31,848
Amortization of note discount	-	235,792
Gain on sale of property	(7,500)	-
Changes in assets and liabilities:
Accounts receivable - trade	(4,052,742)	(3,148,849)
Other receivables	(141,331)	23
Prepaid expenses, deposits and other	(260,676)	(490,456)
Prepaid workers' compensation premiums	193,056	-
Workers' compensation risk pool deposits	1,619,242	856,112
Accounts payable	(1,275,688)	(199,413)
Accounts receivable factoring agreement	2,202,376	1,961,905
Accrued wages, benefits, and other current liabilities	616,529	135,933
Workers' compensation claims liability	(609,359)	9,134
Disbursements outstanding	710,942	620,281
Other current liabilities	187,393	(559,975)
Net cash provided (used) by operating activities	(1,375,888)	1,230,044
Cash flows from investing activities
Purchase of property and equipment	(221,358)	(11,811)
Proceeds on sale of building	-	156,690
Cash restricted by lender	150,000	(150,000)
Net cash used by investing activities	(71,358)	(5,121)
Cash flows from financing activities
Proceeds from exercise of common stock warrants	220,000	-
Proceeds from private placement	-	420,000
Principal payments on notes payable	-	(1,115,563)
Costs of common stock offering and registration	-	(15,000)
Net cash provided (used) by financing activities	220,000	(710,563)
Net increase (decrease) in cash	(1,227,246)	514,360
Cash, beginning of period	1,667,281	69,971
Cash, end of period	$440,035	$584,331
Non-cash investing and financing activities
Fair value of warrants issued in connection with debt extinguishment	$-	$160,830
Common stock issued in connection with short-term debt refinancing	$-	$1,500,000
Line of credit settled with accounts receivable	$-	$2,915,645
Common stock issued for prepaid rent	$-	$37,121
Property and equipment financed	$-	$11,425
Supplementary disclosure of cash flow information
Interest Paid	$65,027	$187,877

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

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

We provide our temporary workers and our regular employees with workers' compensation insurance.  On April 1, 2011 we changed workers’ compensation carriers to Zurich American Insurance Company ( Zurich ). The policy with Zurich is a guaranteed cost plan, which is in contrast to our previous coverage where we were substantially self-insured through a large deductible or retro based policy. Zurich now provides workers compensation coverage in all states in which we operate other than Washington and North Dakota. For workers' compensation claims originating in Washington and North Dakota, monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

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

The following summarized information about the stock options outstanding at September 30, 2011:

		Weighted	Weighted
		Average	Average
	Number	Exercise Price	Remaining Contractual	Aggregate Intrinsic
	of Options	Per Share	Life (years)	Value
Outstanding	3,094,500	$0.20	3.29	$599,928
Exercisable	1,439,250	0.24	2.93	103,353

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

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS FOR A CORRECTION OF AN ERROR

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

Command Center, Inc.
Notes to Condensed Financial Statements (continued)

NOTE 9 – RESTATEMENT OF FINANCIAL STATEMENTS FOR A CORRECTION OF AN ERROR (continued)

The effects of these restatements for fiscal year 2010 include the reduction of the workers’ compensation deposits asset by $715,890 and an increase in our accumulated deficit by the same amount as originally reported in the Form 10-K. In both the thirteen and thirty-nine weeks ended September 30, 2011, Net income in our Statements of Operations increased by $715,890 and earnings per share increased by $0.01 and $0.02 in the thirteen and thirty-nine weeks ended September 30, 2011, respectively.

A summary of the effects of the restatement are as follows:

	September 30, 2011		December 31, 2010
	As Reported	As Corrected	As Reported	As Corrected
Accumulated deficit	$(54,312,065)	$(54,312,065)	$(53,383,757)	$(54,099,647)
Workers' compensation deposit, less current portion	$57,572	$57,572	$1,430,814	$714,924

	Thirteen Weeks Ended
	September 30, 2011		September 24, 2010
	As Reported	As Corrected	As Reported	As Corrected
Net Income	$703,387	$1,419,277	$1,074,128	$1,074,128
Earnings per share	$0.01	$0.02	$0.02	$0.02

	Thirty-nine Weeks Ended
	September 30, 2011		September 24, 2010
	As Reported	As Corrected	As Reported	As Corrected
Net Income (loss)	$(928,307)	$(212,417)	$1,074,128	$1,074,128
Earnings per share	$(0.02)	nil	$0.02	$0.02

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

The following table reflects operating results for the thirteen and thirty-nine weeks ended September 30, 2011 compared to the thirteen and thirty-nine weeks ended September 24, 2010 (i n thousands, except per share amounts and percentages).  Percentages indicate line items as a percentage of total revenue.  The following table serves as the basis for the narrative discussion that follows and includes the correction of an error discussed in Note 9 to the financial statements.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 30, 2011		September 24, 2010		September 30, 2011		September 24, 2010

Revenue	$24,973		$19,701		$61,652		$50,640
Cost of staffing services	19,135	76.6%	14,761	74.9%	48,090	78.0%	37,806	74.7%
Gross Profit	5,838	23.4%	4,940	25.1%	13,562	22.0%	12,834	25.3%
Selling, general and administrative expenses	4.414	17.7%	3,576	18.2%	12,729	20.6%	10,224	20.2%
Depreciation and amortization	95	0.4%	144	0.7%	353	0.5%	431	0.8%
Income from operations	1,329	5.3%	1,220	6.2%	480	0.8%	2,179	4.3%
Interest expense and other financing expense	(313)	-1.2%	(431)	-2.1%	(778)	-1.2%	(1,038)	-2.0%
Loss on debt extinguishment	-	0.0%	5	0.0%	-	0.0%	(840)	-1.7%
Change in fair value of warrant liability	403	1.6%	280	1.4%	86	0.1%	(604)	-1.2%
Basic and diluted net income (loss)	$1,419	5.7%	$1,074	5.5%	$(212)	-0.3%	$(303)	-0.6%

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

Cost of Services:   Cost of services was 76.6% and 74.9% of revenue for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. There were several factors that influenced this increase in relative costs. These factors include an increase in wages paid to our temporary employees, or Field Team Members (FTMs) and the related payroll taxes as compared to client bill rates.

Workers' compensation expense was 4.9% and 4.5% of revenue for the thirteen weeks ended September 30, 2011 and September 24, 2010, respectively. This increase is primarily due to a change in the mixture of work performed by our FTM’s as well as a decrease in estimated settlement costs during the thirteen weeks ended September 24, 2010.

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

Cost of Services:   Cost of services were 78.0% and 74.7% of revenue for the thirty-nine ended September 30, 2011 and September 24, 2010, respectively. The major factors that influenced this increase in relative costs were an increase in wages paid to our FTMs and the related payroll taxes. Pricing pressures have prevented us from passing on all of our cost increases to our clients.

Workers' compensation costs were 5.3% and 4.5% of revenue through the third quarter of 2011 and 2010, respectively. This increase is due to a holdover from the large increase we experienced in the first quarter of 2011, which led to us changing our workers’ compensation coverage and partially due to the change in the structure of our workers compensation coverage. In prior years, our workers’ compensation rate was fixed regardless of the nature of the work performed and coupled with a variable premium relating to actual claims costs. Now, our workers’ compensation rate varies based on the nature of the work being performed and there is not variable premium based on actual claims costs. We undertook some disaster related work this year with a relatively higher rate than the rates associated with our typical work mix.

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

Accounts Receivable:   At September 30, 2011, we had total current assets of approximately $ 6.0 million and current liabilities of approximately $ 5.0 million. Included in current assets are trade accounts receivable of approximately $ 3.8 million (net of allowance for bad debts of approximately $172,000). Our cash position at September 30, 2011 was approximately $440,000. Weighted average aging on our trade accounts receivable at September 30, 2011 was 26 days. Actual bad debt write-off expense as a percentage of total customer invoices during the thirty-nine weeks ended September 30, 2011 was 0.4%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable. As we grow, our historical collection ratio and aging experience with respect to trade accounts receivable will continue to be important factors affecting our liquidity.

Financing:   We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at September 30, 2011. The eligible accounts receivable are calculated by taking 90% of our invoiced amount and reducing it by accounts that are greater than sixty days old and the current week’s payroll taxes. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at September 30, 2011 were approximately $8.0 million. The term of the agreement is for the period ending April 7, 2012. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At September 30, 2011 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures   are not effective at a reasonable assurance level as of September 30, 2011 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

We believe these securities transaction were exempt from registration requirements of the Securities Act of 1933, as amended, (the Act ) because they were offered and sold in private, non-public transactions pursuant to Section 4(2) of the Act and are deemed restricted securities which may not be publicly resold, without registration under the Act or unless exempt from the registration requirements.

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