Form 10-Q
period 2012-03-31
Command Center, Inc.
filed 2012-05-14
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to_____

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

Indicate by check mare whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the Registrant is  a large accelerated filer ☐, an accelerated file ☐, a non-accelerated filer ☐, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at May 11, 2012:  59,142,368

FORM 10-Q
TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 30, 2012	December 30,
	(unaudited)	2011
ASSETS
Current Assets
Cash	$907,024	$1,131,296
Accounts receivable, net of allowance for bad debt of $203,244 and $231,948, respectively	3,196,350	2,160,072
Prepaid expenses, deposits and other	344,012	396,908
Prepaid workers' compensation	15,751	27,632
Other receivables - current	11,596	11,028
Current portion of workers' compensation deposits	601,000	798,000
Deferred tax asset	912,195	912,195
Total Current Assets	5,987,928	5,437,131
Property and equipment - net	491,215	383,014
Workers' compensation risk pool deposit, less current portion	211,463	130,834
Goodwill	3,306,786	2,500,000
Intangible assets - net	623,514	46,834
Total Assets	$10,620,906	$8,497,813

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$369,429	$900,174
Checks issued and payable	445,389	169,738
Other current liabilities	459,624	558,821
Current portion of contingent liability	378,972	-
Accrued wages and benefits	1,618,540	785,665
Current portion of notes payable	100,000	-
Current portion of workers' compensation claims liability	1,523,204	1,186,661
Common stock issuable	26,066	-
Total Current Liabilities	4,921,224	3,601,059
Long-term liabilities
Warrant liabilities	1,599,598	983,415
Contingent liabilities, less current portion	446,689	-
Workers' compensation claims liability, less current portion	2,029,304	2,148,675
Total Liabilities	8,996,815	6,733,149

Commitments and contingencies (Note 4 and 8)

Stockholders' equity
Preferred stock - $0.01 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,142,368 and 57,606,368 shares issued and outstanding, respectively	59,142	57,606
Additional paid-in capital	55,372,190	54,952,802
Accumulated deficit	(53,807,241)	(53,245,744)
Total Stockholders' Equity	1,624,091	1,764,664
Total Liabilities and Stockholders' Equity	$10,620,906	$8,497,813

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended
	March 30, 2012	April 1, 2011

Revenue	$19,093,681	$16,379,823
Cost of staffing services	14,452,123	13,174,044
Gross profit	4,641,558	3,205,779
Selling, general and administrative expenses	4,270,462	4,382,348
Depreciation and amortization	120,463	131,276
Income (loss) from operations	250,633	(1,307,845)
Interest expense and other financing expense	(195,946)	(213,563)
Change in fair value of warrant liability	(616,183)	(780,029)
Basic and diluted net loss	$(561,496)	$(2,301,437)

Net loss per share:
Basic and diluted	$(0.01)	$(0.04)

Weighted average shares outstanding:
Basic and diluted	59,044,786	55,045,863

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirteen Weeks Ended
	March 30, 2012	April 1, 2011
Cash flows from operating activities
Net loss	$(561,496)	$(2,301,437)
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	120,463	131,276
Change in allowance for bad debt	(28,704)	(32,076)
Change in fair value of stock warrant liability	616,183	780,029
Common stock issued for services	12,600	28,400
Stock based compensation	18,323	50,150
Changes in assets and liabilities:
Accounts receivable - trade	(862,821)	185,626
Other receivables	(568)	6,402
Prepaid expenses, deposits and other	52,897	(16,904)
Prepaid workers' compensation premiums	11,881	(167,753)
Workers' compensation risk pool deposits	116,371	516,071
Accounts payable	(530,745)	(876,949)
Accounts receivable factoring agreement	(144,753)	(568,273)
Accrued wages and benefits	832,875	311,889
Workers' compensation claims liability	217,172	292,435
Disbursements outstanding	275,651	708,289
Other current liabilities	(99,197)	-
Net cash provided (used) by operating activities	46,132	(952,825)
Cash flows from investing activities
Purchase of property and equipment	(70,404)	(35,997)
Cash paid for acquisition of subsidiary	(150,000)	-
Net cash used by investing activities	(220,404)	(35,997)
Cash flows from financing activities
Payments on notes payable	(50,000)	-
Proceeds from exercise of common stock warrants	-	170,000
Common stock to be issued for the exercise of warrants	-	25,000
Net cash provided (used) by financing activities	(50,000)	195,000
Net decrease in cash	(224,272)	(793,822)
Cash, beginning of period	1,131,296	1,667,281
Cash, end of period	$907,024	$873,459
Non-cash investing and financing activities
Common stock issued for subsidiary	$390,000	$-
Contingent liability issued for subsidiary	$825,661	$-
Note payable issued for subsidiary	$150,000	$-
Common stock issuable for subsidiary	$26,066	$-
Common stock issued for services	$-	$22,200
Supplemental disclosure of cash flow information
Interest Paid	$101,065	$92,400
Income taxes paid	$-	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements
March 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared by Command Center, Inc. (the Company, us, we, or our) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 30, 2011.

Consolidation:   In January of 2012 we organized, Disaster Recovery Services, Inc., as a wholly owned subsidiary (see Note 4 – Acquisitions). Accordinly, the consolidated condensed financial statements include the accounts of Command Center, Inc., and our wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:   Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

Use of Estimates:  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Uncertainties with respect to such estimates and assumptions are inherent in the preparation of our financial statements. Actual results could differ from these estimates and assumptions and could have a material effect on the reported amounts of our financial position and results of operations.

NOTE 2 – EARNINGS PER SHARE

We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants.  Total outstanding common stock equivalents at March 30, 2012 and April 1, 2011 were 13,524,803 and 13,637,803, respectively. If we incur losses in the period presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at March 30, 2012. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to this agreement at March 30, 2012 were approximately $6.0 million. The term of the agreement in place at March 30, 2012 was for the period ending April 7, 2012. The agreement has been extended through April, 2014. The agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At March 30, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

NOTE 3 – ACCOUNT PURCHASE AGREEMEMENT (continued)

The agreement requires that the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At March 30, 2012, we were in compliance with this covenant.

NOTE 4 – ACQUISITIONS

On January 4, 2012 (effective January 1, 2012), through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement (the Agreement),with DR Services of Louisiana, LLC, a Louisiana limited liability company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively DRS). Under the terms of the Agreement, we acquired substantially all of DRS’s assets in exchange for $300,000 ($150,000 of which was paid at closing and $150,000 to be paid in six subsequent monthly installments of $25,000) and 1.5 million shares of our restricted common stock valued at $390,000. There is also a contingent fee due of up to an additional 1.5 million shares of our restricted common stock based on certain enumerated operating performance standards over the next 2 years, which was valued at $851,727. The amounts of the assets acquired at the acquisition date include tangible property valued at $90,015, other identifiable intangible assets valued at $644,926, and goodwill of $806,786.

The fair value of the 1.5 million shares issued was determined based on the closing price of our common stock on the date of issuance. The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated future amounts of variables in the formula that determines the number of shares to be issued.

As part of the agreement, the owners of DRS entered into employment agreements with us with a term of one year in which we agreed to pay them an annual salary, performance related bonuses, and a vehicle allowance. Also as part of the agreement, the owners of DRS entered into non-compete agreements with a term of two years.

Our consolidated condensed financial statements for fiscal year 2012 reflect all DRS transactions for the entire period. Accordingly, no pro forma information for 2012 is being presented. Pro forma results of operations for the period ended April 1, 2011, as if the acquisition date of DRS had been January 1, 2011 (the first day of our 2011 fiscal year), are as follows:

		Disaster
	Command	Recovery
	Center, Inc.	Services, Inc.	Adjustments	Pro forma
Revenue	$16,379,823	$967,045	$236,004	$17,582,872
Cost of staffing services	13,174,044	884,155	137,266	14,195,465
Gross profit	3,205,779	82,891	98,738	3,387,407
Selling, general and administrative expenses	4,382,348	92,189	-	4,474,537
Depreciation and amortization	131,276	-	-	131,276
Income (loss) from operations	(1,307,845)	(9,298)	98,738	(1,218,405)
Interest expense and other financing expenses	(213,563)	-	-	(213,563)
Change in fair value of warrant liability	(780,029)	-	-	(780,029)
Basic and diluted net loss	$(2,301,437)	$(9,298)	$98,738	$(2,211,997)

Basic and diluted net loss per share	$(0.04)	$(0.01)		$(0.04)
Basic and diluted weighted average shares outstanding	55,045,863	1,500,000		56,545,863

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

NOTE 4 – ACQUISITIONS (continued)

The owners of DRS ran certain contracts through Environmental Resources Group, LLC. Amounts in the adjustments column relate to these contracts.

Prior to the agreement, DRS had subcontracted with us to provide temporary employment services in various disaster relief projects, such as flood recovery work in several states.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

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

Our previous workers’ compensation coverage was a large deductible policy where we had primary responsibility for claims under the policy. Our workers’ compensation carriers provide re-insurance for covered losses and expenses in excess of $250,000 per claim.

One of our previous workers’ compensation insurance carriers requires that we maintain a deposit account in the amount of $715,000. At March 30, 2012, we had a balance in this deposit account of approximately $133,000 and are making $25,000 weekly payments to replenish this deposit account. If our payments into this deposit account exceed our actual losses over the life of the claims, we may receive a refund of the excess risk pool payments. Conversely, if our workers' compensation reserve risk pool deposits are less than the expected losses for any given policy period, we may be obligated to contribute additional funds to the risk pool fund.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $656,000 and $1.1 million for the period ended March 30, 2012 and April 1, 2011, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Issuance of Common Stock: In January 2012, we issued 1.5 million shares of common stock valued at $390,000 as part of the consideration given for DRS (see Note 4 – Acquisitions).

In March 2012, we issued 36,000 shares of common stock for services with an aggregate value of $12,600.

All shares issued for non-cash consideration were valued based on the market price of our common stock at the dates of issuance or the date the services were earned.

The following warrants for our common stock were issued and outstanding for the period ending March 30, 2012 and April 1, 2011, respectively:

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

NOTE 6 – STOCKHOLDERS EQUITY (continued)

	March 30, 2012	April 1, 2011
Warrants outstanding at beginning of period	12,137,803	14,887,803
Exercised	-	(2,125,000)
Warrants outstanding at end of period	12,137,803	12,762,803

A detail of warrants outstanding March 30, 2012 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.16 and $1.00 per share	1,375,000	4/15/12 to 4/15/15
	12,137,803

The fair values of outstanding warrants defined as a derivative instrument per GAAP are estimated each period using the Black-Scholes pricing model. The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $616,000 for the period ending March 30, 2012 and approximately $780,000 for the period ended April 1, 2011.

NOTE 7 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options were granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 1,387,000 options vested at March 30, 2012 and $875,000 option vested at April 1, 2011.

The following table summarizes our stock options outstanding at December 30, 2011 and changes during the period ended March 30, 2012:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Shares Under	Exercise Price	Fair Value	Intrinsic
	Options	Per Share	Per Share	Value
Outstanding, December 30, 2011	3,092,000	$0.20	$0.17	$993,060
Forfeited	(51,750)	0.17	0.15	(23,288)
Expired	(52,250)	0.28	0.21	(23,512)
Outstanding, March 30, 2012	2,988,000	0.20	0.17	$946,260

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

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $18,000 for the period ended March 30, 3012 and approximately $50,000 for the period ended April 1, 2011.

The following table summarizes our nonvested stock options outstanding at December 30, 2011 and changes during the period ended March 30, 2012:

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

NOTE 7 – STOCK BASED COMPENSATION (continued)

		Weighted	Weighted
		Average	Average	Aggregate
	Number of	Exercise Price	Grant Date	Intrinsic
	Options	Per Share	Fair Value	Value
Nonvested, December 30, 2011	1,652,750	$0.17	$0.15	$738,783
Forfeited	(51,750)	0.17	0.15	(23,288)
Nonvested, March 30, 2012	1,601,000	0.17	0.15	$715,495

As of March 30, 2012, there was unrecognized share-based compensation expense totaling approximately $154,000 relating to non-vested options that will be recognized over the next 2.2 years.

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock, at March 30, 2012.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number	Exercise Price	Contractual	Intrinsic
	of Options	Per Share	Life (years)	Value
Outstanding	2,988,000	$0.20	2.55	$1,016,310
Exercisable	1,387,000	0.24	1.92	295,860

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

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

The Department of Labor and Industries (the Department) issued two Notices and Orders of Assessment of Industrial Insurance Taxes (Notice(s)) to us.  The Notices claims and assesses taxes of approximately $958,000. We strongly dispute both the alleged successor liability and also the monetary amount asserted by the Department. We are pursuing our administrative remedies in order to vigorously contest the assertions of these Notices. In strongly disputing the claims of the Department, management believes that the potential liability, if any, is not probable and is not reasonably estimable at this time. Accordingly, no liability has been established on our balance sheet for the amount claimed. Management believes our liability, if any, from the claims and assessments of the Department are not reasonably likely to have a material adverse effect on our financial position, results of operations, or cash flows in future periods.

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

In response to the Department Notices for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing and Mr. Moothart seeking indemnification and monetary damages. In September, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

Command Center, Inc.
Notes to Condensed Financial Statements – (continued)
March 30, 2012

NOTE 8 – COMMITMENTS AND CONTINGENCIES (continued)

Legal Proceeding: In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer (Plaintiff), filed a lawsuit in Kootenai County, Idaho against us and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for Director’s liability. Plaintiff is seeking damages, interest, and attorney’s fees. We vehemently disagree with Plaintiff’s allegations and intend to vigorously defend this lawsuit.

NOTE 9 – INCOME TAX

For the fiscal year ended December 30, 2011 we recognized a change in deferred tax assets, net of the valuation allowance, of $912,195. This change was due to our determination that in 2012 we will be able to utilize a portion of our net operating losses in 2012 to offset our expected tax liabilities. Each quarter, we review the possible future utilization of our deferred tax attributes. Based on this review, no adjustment to our deferred tax asset was made at March 30, 2012.

NOTE 10 – SUBSEQUENT EVENTS

Workers’ Compensation:  On April 1, 2012 we changed our workers’ compensation carriers to Dallas National in all states in which we operate other than Washington and North Dakota. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides re-insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of $900,000, in a non-depleting deposit account to cover claims within our self-insured layer.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: The following discussion may contain forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: fluctuations in general economic conditions; we are subject to extensive government regulations and a failure to comply with regulations could materially harm our business; we may incur employment related and other claims that could materially harm our business; we are dependent on workers’ compensation insurance coverage at commercially reasonable terms, which may be unavailable to us;  risks inherent in the temporary employment staffing industry; and risk factors that are listed in our report and registration statements filed with the Securities and Exchange Commission.

Management's discussion and analysis is intended to be read in conjunction with our unaudited financial statements and the integral notes thereto for the quarter ending March 30, 2012. The following statements may be forward-looking in nature and actual results may differ materially.

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

Effective January 1, 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement, with DR Services of Louisiana, LLC, a Louisiana Limited Liability Company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively DRS). With this acquisition, we have access to new markets and an increased presence in Louisiana which will enable us to take advantage of opportunities not previously available to us.

At March 30, 2012, we were operating 51 stores located in 24 states, including DRS, compared to operating 53 stores in 23 states at April 1, 2011.

The following table reflects operating results for the thirteen weeks ended March 30, 2012 compared to the thirteen weeks ended April 1, 2011 (in thousands, except per share amounts and percentages).  Percentages indicate line items as a percentage of total revenue.  The following table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended
	March 30, 2012		April 1, 2011

Total Operating Revenue	$19,094		$16,380
Cost of Staffing Services	14,452	75.7%	13,174	80.4%
Gross profit	4,642	24.3%	3,206	19.6%
Selling, general and administrative expenses	4,270	22.4%	4,382	26.8%
Depreciation and amortization	120	0.6%	131	0.8%
Income (loss) from operations	251	1.3%	(1,308)	-8.0%
Interest expense and other financing expense	(196)	-1.0%	(214)	-1.3%
Change in fair value of warrant liability	(616)	-3.2%	(780)	-4.8%
Basic and diluted net income (loss)	$(561)	-2.9%	$(2,301)	-14.1%

Results of Operations

Thirteen Weeks Ended March 30, 2012

Summary of Operations:  Revenue for the thirteen weeks ended March 30, 2012 was $19.1 million, an increase of $2.7 million, or 16.6%, when compared to the first quarter of 2011. This increase in revenue is attributable to the acquisition of DRS and organic sales growth due to the sustained increase in demand in the temporary staffing industry.

Cost of Services:  Cost of services was 75.7% and 80.4% of revenue for the thirteen weeks ended March 30, 2012 and April 1, 2011, respectively. This decrease is a direct result of management's increased focus on improving the fundamentals of our business. The decrease in relative costs is primarily related to our implementation of new incentive programs, our continued management of our worker’s compensation costs, and focusing on higher gross margin contracts. This decrease is offset by an increase in per-diem costs, which are passed on, and relate to a new contract.

Workers' compensation expense was 3.4% and 6.9% of revenue for the thirteen weeks ended March 30, 2012 and April 1, 2011, respectively. This decrease is primarily due to an inflated 2011 first quarter expense, as well as a credit received in 2012 from one state in which we operate.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses were 22.4% and 26.8% of revenue for the thirteen weeks ended March 30, 2012 and April 1, 2011, respectively. This relative decrease is due primarily to a decrease in internal payroll and payroll related taxes. While SG&A expenses decreased relative to revenue, they increased by approximately $112,000. This increase was due primarily to expenses that are directly related to volume such as background checks, and increased travel costs.

Liquidity and Capital Resources

Based on our current operating plan, we anticipate that we will have sufficient cash and cash equivalents to fund our operations into the foreseeable future. If the level of sales anticipated by our financial plan are not achieved or our working capital requirements are higher than planned, we may need to raise additional cash or take actions to reduce operating expenses.

Cash provided by operating activities totaled approximately $46,000 during the period ended March 30, 2012, as compared to cash used by operations of approximately $953,000 during the same period in 2011. During the period ended March 30, 2012, the increase in cash provided by operating activities was primarily driven by an increase in accrued wages and benefits of approximately $833,000, an increase in disbursements outstanding of approximately $276,000, an increase in our workers’ compensation claims liability of approximately $217,000 and an increase in our workers’ compensation risk pool deposit of approximately $116,000.  This was offset by a decrease in accounts receivables of approximately $863,000, and a decrease in other current liabilities of approximately $99,000.

Cash used by investing activities totaled approximately $220,000 for the period ended March 30, 2012 compared to approximately $36,000 during the same time period in 2011. For the period ended March 30, 2012, $150,000 was used to purchase DRS and approximately $70,000 was used to purchase additional property and equipment.

Cash used by financing activities totaled $50,000 for the period ended March 30, 2012 and relates to payments on a note used to finance the purchase of DRS.

Our continued capital needs will depend on store operating performance and our ability to control costs. We currently have approximately 12.1 million warrants outstanding, and approximately 1.4 million vested stock options, which may offer a source of additional capital if exercised.  However, there can be no assurance that warrant holders will be willing to exercise their warrants prior to their expiration dates.

Accounts Receivable:  At March 30, 2012, we had total current assets of approximately $6.0 million and current liabilities of approximately $4.9 million. Included in current assets are trade accounts receivable of approximately $3.2 million (net of allowance for bad debts of approximately $203,000). Our cash position at March 30, 2012 was approximately $907,000. Weighted average aging on our trade accounts receivable at March 30, 2012 was 25 days. Actual bad debt write-off expense as a percentage of total customer invoices during the thirteen weeks ended March 30, 2012 was -0.1% due to the collections of accounts that had previously been written off. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. As our business matures, we will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable as these are important factors affecting our liquidity.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at March 30, 2012. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at March 30, 2012 were approximately $6.0 million. As of the date of this filing, the term of the agreement is for the period ending April, 2014,. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At March 30, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Acquisitions and Successor Liability: In January, 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement with DR Services of Louisiana, LLC, a Louisiana Limited Liability Company, Environmental Resource Group, LLC, a Louisiana limited liability company, and their members (collectively DRS). Under the terms of the asset purchase agreement with DRS, we acquired substantially all of their assets in exchange for $300,000 and 1.5 million shares of our restricted common stock valued at $390,000. There is also contingent fee due of up to an additional 1.5 million shares of our restricted common stock based on certain enumerated operating performance standards over the next 2 years, which were valued at $851,727. The amounts of the assets acquired at the acquisition date include tangible property valued at $90,015, other identifiable intangible assets valued at $644,926, and goodwill of $806,786.

The fair value of the 1.5 million shares issued was determined based on the closing price of our common stock on the date of issuance. The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated future amounts of variables in the formula that determines the number of shares to be issued.

As part of the agreement, the owners of DRS entered into employment agreements with us with a term of one year in which we agree to pay them an annual salary, performance related bonuses, and a vehicle allowance. Also as part of the agreement, the owners of DRS entered into non-compete agreements with a term of two years.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no change in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September of 2011, we were served with a lawsuit filed against us by Dun & Bradstreet (D&B).  The suit alleges that D&B provided financial information and services to us on account pursuant to a written order and seeks to recover $247,000. We have denied the material allegations of the case; pretrial discovery has not yet commenced.  Based upon the limited information available at this early stage of this suit, management projects that a reasonable estimate of its liability in this case is approximately $50,000.  Accordingly, we have recorded a reserve of $50,000 for this potential liability.

In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer (Plaintiff), filed a lawsuit in Kootenai County, Idaho against us and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for director's liability. Plaintiff is seeking damages, interest, and attorney's fees. We vehemently disagree with Plaintiff's allegations and intend to vigorously defend this lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On January 3, 2012, we issued 1.5 million shares of common stock valued at $390,000 as part of the consideration given for DRS, LLC.

On March 20, 2012, we issued 18,000 shares of common stock to James Caplan for services valued at $6,300. Also on March 20, 2012, we issued 18,000 shares of common stock to Victor Nostras for services valued at $6,300.

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

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	May 14, 2012
Signature	Title	Printed Name	Date

/s/Ralph E. Peterson	CFO, Principal Financial Officer	Ralph E. Peterson	May 14, 2012
Signature	Title	Printed Name	Date