Form 10-Q
period 2012-06-29
Command Center, Inc.
filed 2012-08-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)   Yes ☐     No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at August 10, 2012:  59,240,429

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 29, 2012	December 30,
	(unaudited)	2011
ASSETS

Current Assets
Cash	$365,597	$1,131,296
Restricted cash	47,055	-
Accounts receivable, net of allowance for bad debt	4,340,930	2,160,072
Prepaid expenses, deposits and other	552,561	396,908
Prepaid workers' compensation	78,403	27,632
Other receivables - current	10,971	11,028
Current portion of workers' compensation deposits	788,000	798,000
Deferred tax asset	621,695	912,195
Total Current Assets	6,805,212	5,437,131
Property and equipment - net	474,063	383,014
Workers' compensation risk pool deposit, less current portion	574,441	130,834
Goodwill	3,306,786	2,500,000
Intangible assets - net	585,934	46,834
Total Assets	$11,746,436	$8,497,813

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$604,611	$900,174
Checks issued and payable	349,037	169,738
Other current liabilities	567,001	558,821
Current portion of contingent liability	473,018	-
Accrued wages and benefits	1,525,067	785,665
Current portion of notes payable	25,000	-
Current portion of workers' compensation premiums and claims liability	1,785,602	1,186,661
Total Current Liabilities	5,329,336	3,601,059
Long-term liabilities
Warrant liabilities	1,167,515	983,415
Contingent liabilities, less current portion	328,153	-
Workers' compensation claims liability, less current portion	2,385,687	2,148,675
Total Liabilities	9,210,691	6,733,149
Commitments and contingencies	-	-
Stockholders' equity
Preferred stock - $0.01 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,240,429 and 57,606,368 shares issued and outstanding, respectively	59,240	57,606
Additional paid-in capital	55,441,163	54,952,802
Accumulated deficit	(52,964,658)	(53,245,744)
Total Stockholders' Equity	2,535,745	1,764,664
Total Liabilities and Stockholders' Equity	$11,746,436	$8,497,813

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011	June 29, 2012	July 1, 2011
Revenue	$24,269,530	$20,299,940	$43,363,211	$36,679,763
Cost of staffing services	18,256,277	15,576,291	32,708,401	28,750,335
Gross profit	6,013,253	4,723,649	10,654,811	7,929,428
Selling, general and administrative expenses	5,037,524	4,222,218	9,356,860	8,682,095
Depreciation and amortization	82,937	126,999	203,400	258,276
Income (loss) from operations	892,792	374,431	1,094,551	(1,010,943)
Interest expense and other financing expense	(191,792)	(166,639)	(338,865)	(302,672)
Change in fair value of warrant liability	432,083	461,950	(184,100)	(318,079)
Net income (loss) before income taxes	$1,133,083	$669,742	$571,587	$(1,631,694)
Provision for income tax	(290,500)	-	(290,500)	-
Net income (loss)	$842,583	$669,742	$281,087	$(1,631,694)

Earnings (loss) per share:
Basic	$0.01	$0.01	$-	$(0.03)
Diluted	$0.01	$0.01	$-	$(0.03)

Weighted average shares outstanding:
Basic	59,146,678	57,303,049	59,095,732	56,178,720
Diluted	63,985,995	61,767,321	63,720,922	56,178,720

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Twenty-six Weeks Ended
	June 29, 2012	July 1, 2011
Cash flows from operating activities
Net income (loss)	$281,087	$(1,631,694)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	203,400	258,276
Change in allowance for bad debt	(76,574)	(86,902)
Change in fair value of stock warrant liability	184,100	318,079
Change in fair value of contingent liability	(29,455)	-
Common stock issued for interest and services	26,880	15,600
Common stock issuable for services	-	54,600
Stock based compensation	52,013	68,473
Changes in assets and liabilities:
Accounts receivable - trade	(3,053,377)	(1,638,910)
Restricted cash	(47,055)	-
Prepaid workers' compensation	(50,771)	21,757
Other receivables	57	(931)
Prepaid expenses, deposits and other	(155,652)	(96,879)
Workers' compensation risk pool deposits	(433,607)	789,516
Deferred tax asset	290,500	-
Accounts payable	(295,563)	(555,291)
Checks issued and payable	179,299	318,498
Other current liabilities	8,180	(3,257)
Accrued wages and benefits	739,402	184,503
Accounts receivable factoring agreement	949,091	910,425
Workers' compensation premiums and claims liability	835,953	(425,382)
Net cash used by operating activities	(392,092)	(1,499,519)
Cash flows from investing activities
Purchase of property and equipment	(98,607)	(71,926)
Cash paid for acquisition of subsidiary	(150,000)	-
Cash released by lender	-	150,000
Net cash provided (used) by investing activities	(248,607)	78,074
Cash flows from financing activities
Payments on notes payable	(125,000)	-
Proceeds from exercise of common stock warrants	-	220,000
Net cash provided (used) by financing activities	(125,000)	220,000
Net decrease in cash	(765,699)	(1,201,445)
Cash, beginning of period	1,131,296	1,667,281
Cash, end of period	$365,597	$465,836
Non-cash investing and financing activities
Common stock issued for subsidiary	$411,101	$-
Contingent consideration recorded in acquisition of subsidiary	$801,171	$-
Note payable issued for subsidiary	$150,000	$-
Supplemental disclosure of cash flow information
Interest Paid	$254,063	$216,312
Income taxes paid	$-	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (the Company, us, we, or our) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 30, 2011.

Consolidation:    In January of 2012 we organized Disaster Recovery Services, Inc. (DRSI) as a wholly owned subsidiary (see Note 4 – Acquisitions). Accordingly, the consolidated condensed financial statements include the accounts of Command Center, Inc., and DRSI. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:    Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net loss or accumulated deficit as previously reported.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive.  Total outstanding common stock equivalents at July 29, 2012 and June 1, 2011 were 13,510,803 and 13,577,053, respectively.

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $10 million, at June 29, 2012. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to this agreement at June 29, 2012 were approximately $7.1 million. The term of the agreement is through April, 2014. The agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25% per annum. At June 29, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At June 29, 2012, we were in compliance with this covenant.

NOTE 4 – ACQUISITIONS

On January 4, 2012 (effective January 1, 2012), through our wholly-owned and newly formed subsidiary DRSI, we entered into an asset purchase agreement (the Agreement), with DR Services of Louisiana, LLC, a Louisiana limited liability company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively DRS, LLC). Under the terms of the Agreement, we acquired substantially all of DRS, LLC’s assets.

The following tables summarize the consideration transferred and the recognized amounts of assets acquired:

Consideration Transferred:
Cash	$150,000
Note payable	150,000
Equity instruments (1.5 million shares of restricted common stock)	390,000
Contingent consideration (Up to an additional 1.5 million shares of restricted common stock)	851,727
$1,541,727

Identifiable Assets and Goodwill Acquired:
Customer list	608,096
Trade name	36,830
Vehicles and machinery	79,852
Other tangible property	10,163
Goodwill	806,786
$1,541,727

The number of shares to be issued pursuant to the contingent consideration is based on the sum of two calculations performed each quarter for the 8 quarters following the acquisition. The first calculation takes 9% of net revenue divided by the greater of our current stock price or $0.50 divided by 2. The second calculation takes 9% of actual net revenue less the prior year’s quarterly revenue, stepped up by 5% each quarter (i.e., 5% increase in the first of eight quarters and a 40% increase in the eighth of eight quarters) with the increase, if any, divided by the greater of our current stock price or $0.50.

The fair value of the 1.5 million shares issued was determined based on the closing price of our common stock on the date of issuance. The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated future amounts of variables in the formula that determines the number of shares to be issued.

As part of the agreement, the owners of DRS, LLC entered into employment agreements with us with a term of one year in which we agreed to pay them an annual salary, performance related bonuses, and a vehicle allowance. Also as part of the agreement, the owners of DRS, LLC entered into non-compete agreements with a term of two years.

Our consolidated condensed financial statements for fiscal year 2012 reflect all DRSI transactions for the entire period. Accordingly, no pro forma information for 2012 is being presented. Pro forma results of operations for the period ended July 1, 2011, as if the acquisition date of DRS, LLC had been January 1, 2011 (the first day of our 2011 fiscal year), are as follows:

	For the Thirteen Weeks Ended July 1, 2011
	Command Center, Inc.	Disaster Recovery Services, Inc.	Adjustments	Pro-forma
Revenue	$20,299,940	$1,212,458	$137,953	$21,650,351
Cost of staffing services	15,576,291	872,071	181,782	16,630,144
Gross profit	4,723,649	340,387	(43,829)	5,020,207
Selling, general and administrative expenses	4,222,218	217,031	6,266	4,445,516
Depreciation and amortization	127,000	-		127,000
Income (loss) from operations	374,431	123,355	(50,095)	447,691
Interest expense and other financing expenses	(166,639)	-	-	(166,639)
Change in fair value of warrant liability	461,950	-	-	461,950
Net income (loss)	$669,742	$123,355	$(50,095)	$743,002
Earnings per share
Basic	0.01	0.08		0.01
Diluted	0.01	0.08		0.01
Weighted average shares outstanding
Basic	57,303,049	1,500,000		58,803,049
Diluted	61,767,321	1,500,000		63,267,321

	For the Twenty-Six Weeks Ended July 1, 2011
	Command Center, Inc.	Disaster Recovery Services, Inc.	Adjustments	Pro-forma
Revenue	$36,679,763	$2,179,503	$373,957	$39,233,223
Cost of staffing services	28,750,335	1,756,226	319,047	30,825,608
Gross profit	7,929,428	423,277	54,909	8,407,615
Selling, general and administrative expenses	8,682,095	309,220	6,266	8,997,582
Depreciation and amortization	258,276	-	-	258,276
Income (loss) from operations	(1,010,943)	114,057	48,643	(848,243)
Interest expense and other financing expenses	(302,672)	-	-	(302,672)
Change in fair value of warrant liability	(318,079)	-	-	(318,079)
Net income (loss)	$(1,631,694)	$114,057	$48,643	$(1,468,994)
Earnings (loss) per share
Basic	(0.03)	0.08		(0.03)
Diluted	(0.03)	0.08		(0.03)
Weighted average shares outstanding
Basic	56,178,720	1,500,000		57,678,720
Diluted	56,178,720	1,500,000		57,678,720

The owners of DRS, LLC ran certain contracts through Environmental Resources Group, LLC. Amounts in the adjustments column relate to these contracts.

Prior to the agreement, DRS, LLC had subcontracted with us to provide temporary employment services in various disaster relief projects, such as flood recovery work, in several states.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2012 we changed our workers’ compensation carriers to Dallas National in all states in which we operate other than Washington and North Dakota. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer. For workers' compensation claims originating in Washington and North Dakota, monopolistic jurisdictions, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, our financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

From April 1, 2011 to March 31, 2012 our workers’ compensation coverage was obtained through Zurich American Insurance Company (Zurich). The policy with Zurich was a guaranteed cost plan, which is in contrast to our current and previous coverage where we are and were substantially self-insured through a large deductible policy. Zurich provided workers compensation coverage in all states in which we operate other than Washington and North Dakota.

Our previous workers’ compensation coverage was a large deductible policy where we had primary responsibility for claims under the policy. Our workers’ compensation carriers provide insurance for covered losses and expenses in excess of $250,000 per claim.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $1.9 million and $2.0 million for the period ended June 29, 2012 and July 1, 2011, respectively.

NOTE 6 – WARRANT LIABILITY

The following warrants for our common stock were issued and outstanding for the period ending June 29, 2012 and December 30, 2011, respectively:

	June 29, 2012	December 30, 2011
Warrants outstanding at beginning of period	12,137,803	14,887,803
Exercised	-	(2,750,000)
Warrants outstanding at end of period	12,137,803	12,137,803

A detail of warrants outstanding June 29, 2012 is as follows:

	Number	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.16 and $1.00 per share	1,375,000	4/15/12 to 4/15/15
	12,137,803

The fair values of outstanding warrants defined as a derivative instrument are estimated each period using the Black-Scholes pricing model. The assumptions used to calculate the fair value are as follows:

	June 29, 2012	December 30, 2011
Expected terms (years)	1.76	2.25
Expecteced volatility	85.3%	106.2%
Dividend yield	-	-
Risk-free rate	0.33%	0.25%

The change in fair value is presented as a line item in our Statement of Operations and amounted to approximately $184,000 and $318,000 for the periods ending June 29, 2012 and July 1, 2011, respectively.

NOTE 7 – STOCKHOLDERS EQUITY

Issuance of Common Stock:   In January 2012, we issued 1.5 million shares of common stock valued at $390,000 as part of the consideration given for DRSI (see Note 4 – Acquisitions).

In March 2012, we issued 36,000 shares of common stock for services with an aggregate value of $12,600.

In June 2012, we issued 62,061 shares related to the contingent liability associated with the DRS, LLC acquisition valued at $21,101.

In June 2012, we issued 36,000 shares of common stock for services with an aggregate value of $14,280.

All shares issued for non-cash consideration were valued based on the market price of our common stock at the dates of issuance or the date the services were provided.

NOTE 8 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options were granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 1,373,000 options vested at June 29, 2012 and 1,439,250 option vested at July 1, 2011.

During period ended June 29, 2012 we granted 1,875,000 stock options to employees, officers, and directors exercisable at a price of $0.41 until May 9, 2017. These options vest 25% each anniversary date over the next four years.  No options were granted during the period ended March 30, 2011.

The following table summarizes our stock options outstanding at December 30, 2011 and changes during the period ended June 29, 2012:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 30, 2011	3,092,000	$0.20	$0.17	$993,060
Forfeited	(51,750)	0.17	0.15	(23,288)
Expired	(52,250)	0.31	0.22	(8,880)
Outstanding, March 30, 2012	2,988,000	0.20	0.17	960,892
Granted	1,875,000	0.41	0.33	656,250
Forfeited	(72,750)	0.17	0.15	(25,463)
Expired	(524,250)	0.31	0.22	(19,365)
Outstanding, June 29, 2012	4,266,000	0.28	0.22	$1,572,314

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. The assumptions used to calculate the fair value are as follows:

June 29, 2012
Expected term (years)	5.0
Expected volatility	116.9%
Dividend yield	0.0%
Risk-free rate	0.79%

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $52,000 and $68,000 for the periods ended June 29, 3012 and July 1, 2011, respectively.

The following table summarizes our nonvested stock options outstanding at December 30, 2011, and changes during the period ended June 29, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 30, 2011	1,652,750	$0.17	$0.15	$738,783
Forfeited	(51,750)	0.17	0.15	(23,288)
Nonvested, March 30, 2012	1,601,000	0.17	0.15	715,495
Granted	1,875,000	0.41	0.33	656,250
Vested	(510,250)	0.17	0.15	(89,345)
Forfeited	(72,750)	0.17	0.15	(13,095)
Nonvested, June 29, 2012	2,893,000	0.33	0.27	$1,269,305

As of June 29, 2012, there was unrecognized share-based compensation expense totaling approximately $519,000 relating to non-vested options that will be recognized over the next 3.9 years.

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 29, 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	4,266,000	$0.28	$3.70	$1,239,690
Exercisable	1,373,000	0.18	2.73	227,140

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

Based on the information currently available, we estimate that the total state payroll and other tax liabilities owed by the selling entities is between $400,000 and $600,000 and that total payroll taxes due to the IRS are between $1.0 and $2.0 million. The Asset Purchase Agreement governing these transactions required that the selling entities indemnify us for any liabilities or claims we incur as a result of these predecessor tax liabilities. We have also secured an indemnification agreement from Glenn Welstad with a partial pledge of his common stock.

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

Legal Proceeding: In September 2011, we were served with a lawsuit filed against us by Dun & Bradstreet (D&B).  In June 2012, we stipulated to the dismissal of the case without prejudice. The suit alleged that D&B provided financial information and services to us on account pursuant to a written order and sought recovery of $247,000.  The dismissal of the lawsuit does not reflect a resolution of the underlying issues and we have agreed with D&B to mediate this dispute without pending litigation.  We have recorded a reserve of $50,000 for this potential liability.

In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer, filed a lawsuit in Kootenai County, Idaho against us and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for director's liability, arising out of the alleged nonpayment of a bonus claimed to be due for the third quarter of 2011. Plaintiff is seeking damages, interest, and attorney's fees. The lawsuit is presently in the pretrial discovery stage. We vehemently disagree with Plaintiff's allegations and intend to vigorously defend this lawsuit.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: The following discussion may contain forward-looking statements that involve a number of risks and uncertainties. Factors that could cause actual results to differ materially include the following: fluctuations in general economic conditions; we are subject to extensive government regulations and a failure to comply with regulations could materially harm our business; we may incur employment related and other claims that could materially harm our business; we are dependent on workers’ compensation insurance coverage at commercially reasonable terms, which may be unavailable to us;  risks inherent in the temporary employment staffing industry; and risk factors that are listed in our Annual Report on Form 10-K and registration statements filed with the Securities and Exchange Commission.

Management's discussion and analysis should be read in conjunction with Item 1 of Part I of this Quarterly Report on Form 10-Q, as well as our Annual Report filed on Form 10-K the year ended December 30, 2011. The following statements may be forward-looking in nature and actual results may differ materially.

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

Effective January 1, 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement, with DR Services of Louisiana, LLC, a Louisiana Limited Liability Company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively DRS, LLC). With this acquisition, we have access to new markets and an increased presence in Louisiana which will enable us to take advantage of opportunities not previously available to us.

On April 1, 2012 we changed our workers’ compensation carriers to Dallas National in all states in which we operate other than Washington and North Dakota. Management believes this change will keep our workers’ compensation expense at a minimum for the policy year. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides re-insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer.

At June 29, 2012, we were operating 53 stores located in 23 states, including DRSI, compared to operating 54 stores in 24 states at July 1, 2011.

The following table reflects operating results for the thirteen weeks ended June 29, 2012 compared to the thirteen weeks ended July 1, 2011 (in thousands, except per share amounts and percentages).  Percentages indicate line items as a percentage of total revenue.  The following table serves as the basis for the narrative discussion that follows.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 29, 2012		July 1, 2011		June 29, 2012		July 1, 2011
Total Operating Revenue	$24,269		$20,300		$43,363		$36,680
Cost of Staffing Services	18,256	75.2%	15,576	76.7%	32,708	75.4%	28,751	78.4%
Gross profit	6,013	24.8%	4,724	23.3%	10,655	24.6%	7,929	21.6%
Selling, general and administrative expenses	5,037	20.8%	4,223	20.8%	9,357	21.6%	8,682	23.7%
Depreciation and amortization	83	0.3%	127	0.7%	203	0.5%	258	0.7%
Income (loss) from operations	893	3.7%	374	1.8%	1,095	2.5%	(1,011)	-2.8%
Interest expense and other financing expense	(192)	-0.8%	(166)	-0.8%	(339)	-0.8%	(303)	-0.8%
Change in fair value of warrant liability	432	1.8%	462	2.3%	(184)	-0.4%	(318)	-0.8%
Net income (loss) before income taxes	1,133	4.7%	670	3.3%	572	1.3%	(1,632)	-4.4%
Provision for income taxes	(291)	-1.2%	-	0.0%	(291)	-0.7%	-	0.0%
Net income (loss)	$843	3.5%	$670	3.3%	$281	0.6%	$(1,632)	-4.4%

Non-GAAP Data
EBITDA-W	$1,840	7.6%	$1,426	7.0%	$930	2.1%	$(1,389)	-3.8%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our warrant liability (EBITDA-W) is a non-GAAP measure that represents net income (loss) attributable to Command Center, Inc. before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our warrant liability. We utilize EBITDA-W as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA-W is not intended to represent net income (loss) as defined by GAAP, and such information should not be considered as an alternative to net income (loss) or any other measure of performance prescribed by GAAP.

We use EBITDA-W to measure our financial performance because we believe interest, taxes, depreciation and amortization, and the change in fair value of our warrant liability bear little or no relationship to our operating performance. By excluding interest expense, EBITDA-W measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA-W provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA-W measures the financial performance of our operations without regard to their historical cost. By excluding the change in fair value of our warrant liability, EBITDA-W provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. For all of these reasons, we believe that EBITDA-W provides us and investors with information that is relevant and useful in evaluating our business.

However, because EBITDA-W excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA-W does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA-W, as defined by us, may not be comparable to EBITDA-W as reported by other companies that do not define EBITDA-W exactly as we define the term. Because we use EBITDA-W to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA to net income (loss) for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 29, 2012	July 1, 2012	June 29, 2012	July 1, 2012
EBITDA-W	$1,840	$1,426	$930	$(1,389)
Interest expense and other financing expense	(192)	(167)	(339)	(303)
Depreciation and amortization	(83)	(127)	(203)	(258)
Change in fair value of warrant liability	(432)	(462)	184	318
Provision for income tax	(291)	-	(291)	-
Net income (loss)	$843	$670	$281	$(1,632)

Results of Operations

Thirteen Weeks Ended June 29, 2012

Summary of Operations:   Revenue for the thirteen weeks ended June 29, 2012 was $24.3 million, an increase of approximately $4.0 million, or 19.6%, when compared to the second quarter of 2011. This increase in revenue is attributable to the acquisition of DRS, LLC and organic sales growth due to the sustained increase in demand in the temporary staffing industry.

Cost of Services:   Cost of services was 75.2% and 76.7% of revenue for the thirteen weeks ended June 29, 2012 and July 1, 2011, respectively. The decrease in relative costs is primarily related to our implementation of new incentive programs and focusing on higher gross margin contracts. This decrease is offset by an increase in per-diem costs, which are passed on, and relate to a contract we acquired earlier this year.

Workers' compensation expense was 5.1% and 4.5% of revenue for the thirteen weeks ended June 29, 2012 and July 1, 2011, respectively. This is due to an increase in our future worker’ compensation claims liability as estimated by an actuary.

Selling, General and Administrative Expenses (SG&A):   SG&A expenses were 20.8% of revenue for the thirteen weeks ended June 29, 2012 and July 1, 2011. While SG&A expenses were equal relative to revenue, they increased by approximately $819,000. This increase was primarily due to an increase in variable costs that are directly related to volume as well as increased compensation, and travel costs.

Twenty-six Weeks Ended June 29, 2012

Summary of Operations:   Revenue for the twenty-six weeks ended June 29, 2012 was $43.4 million, an increase of approximately $6.7 million, or 18.2%, when compared to 2011. This increase in revenue is attributable to the acquisition of DRS, LLC and organic sales growth due to the sustained increase in demand in the temporary staffing industry.

Cost of Services:   Cost of services was 75.4% and 78.4% of revenue for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively. This decrease is a direct result of management's increased focus on improving the fundamentals of our business. The decrease in relative costs is primarily related to our implementation of new incentive programs, our continued management of our worker’s compensation costs, and focusing on higher gross margin contracts. This decrease is offset by an increase in per-diem costs which relate to a contract we acquired earlier this year.

Workers' compensation expense was 4.4% and 5.5% of revenue for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively.  This decrease is due to the lower relative cost we experienced in the first quarter.

Selling, General and Administrative Expenses (SG&A):   SG&A expenses were 21.6% and 23.7% of revenue for the twenty-six weeks ended June 29, 2012 and July 1, 2011, respectively. This relative decrease is due primarily to increased efficiencies we experienced in the first quarter. While SG&A expenses decreased relative to revenue, they increased by approximately $679,000. This increase was primarily due to an increase in variable costs that are directly related to volume as well as increased compensation, and travel costs.

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

Cash used by operating activities totaled approximately $392,000 during the period ended June 29, 2012, as compared to cash used by operations of approximately $1.5 million during the same period in 2011. During the period ended June 29, 2012, the cash used by operating activities was primarily driven by an increase in accounts receivable of approximately $3.1 million, an increase in workers compensation risk pool deposits of approximately $434,000, a decrease in accounts payable of approximately $296,000, and an increase in prepaid expenses and deposits of approximately $156,000. This was offset by an increase in accrued wages and benefits of approximately $739,000, and an increase in our workers’ compensation premium and claims liability of approximately $836,000.

Cash used by investing activities totaled approximately $248,000 for the period ended June 29, 2012 compared to cash provided by investing activities of approximately $78,000 during the same time period in 2011. For the period ended June 29, 2012, $150,000 was used to purchase DRSI, approximately $99,000 was used to purchase additional property and equipment.

Cash used by financing activities totaled $125,000 for the period ended June 29, 2012 and relates to payments on a note used to finance the purchase of DRSI.

Our continued capital needs will depend on store operating performance and our ability to control costs. We currently have approximately 12.1 million warrants outstanding, and approximately 1.4 million vested stock options, which may offer a source of additional capital if exercised.

Accounts Receivable:   At June 29, 2012, we had total current assets of approximately $7.1 million and current liabilities of approximately $5.3 million. Included in current assets are trade accounts receivable of approximately $4.3 million (net of allowance for bad debts of approximately $155,000). Our cash position at June 29, 2012 was approximately $366,000. Weighted average aging on our trade accounts receivable at June 29, 2012 was 26 days. Actual bad debt write-off expense as a percentage of total customer invoices during the twenty-six weeks ended June 29, 2012 was 0.16%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. We will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable as these are important factors affecting our liquidity.

Financing:   We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $10 million at June 29, 2012. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at June 29, 2012 were approximately $7.1 million. As of the date of this filing, the term of the agreement through April, 2014. The agreement bears interest at the greater of the prime rate plus 2.5% or the London Interbank Offered Rate plus 5.5%, with a floor of 6.25%, per annum. At June 29, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Acquisitions and Successor Liability: In January, 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc., we entered into an asset purchase agreement with DR Services of Louisiana, LLC, a Louisiana Limited Liability Company, Environmental Resource Group, LLC, a Louisiana limited liability company, and their members (collectively DRS, LLC). Under the terms of the asset purchase agreement with DRS, LLC, we acquired substantially all of their assets in exchange for $300,000 and 1.5 million shares of our restricted common stock valued at $390,000. There is also contingent fee due of up to an additional 1.5 million shares of our restricted common stock based on certain enumerated operating performance standards over the next 2 years, which were originally valued at $851,727. The amounts of the assets acquired at the acquisition date include tangible property valued at $90,015, other identifiable intangible assets valued at $644,926, and goodwill of $806,786.

The fair value of the 1.5 million shares issued was determined based on the closing price of our common stock on the date of issuance. The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated future amounts of variables in the formula that determines the number of shares to be issued.

As part of the agreement, the owners of DRS, LLC entered into employment agreements with us with a term of one year in which we agree to pay them an annual salary, performance related bonuses, and a vehicle allowance. Also as part of the agreement, the owners of DRS, LLC entered into non-compete agreements with a term of two years.

Prior to the agreement, DRS, LLC had subcontracted with us to provide temporary employment services in various disaster relief projects, such as flood recovery work in several states.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In September 2011, we were served with a lawsuit filed against us by Dun & Bradstreet (D&B).  In June 2012, we stipulated to the dismissal of the case without prejudice. The suit alleged that D&B provided financial information and services to us on account pursuant to a written order and sought recovery of $247,000.  The dismissal of the lawsuit does not reflect a resolution of the underlying issues and we have agreed with D&B to mediate this dispute without pending litigation.  We have recorded a reserve of $50,000 for this potential liability.

In December, 2011, Mr. Jeff Mitchell, our former Chief Financial Officer, filed a lawsuit in Kootenai County, Idaho against us and Mr. Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for director's liability, arising out of the alleged nonpayment of a bonus claimed to be due for the third quarter of 2011. Plaintiff is seeking damages, interest, and attorney's fees. The lawsuit is presently in the pretrial discovery stage. We vehemently disagree with Plaintiff's allegations and intend to vigorously defend this lawsuit.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On June 25, 2012, we issued 62,061 shares of common stock valued at $21,101as part of the consideration given for DRS, LLC.

On June 25, 2012, we issued 18,000 shares of common stock to James Caplan for services valued at $7,140. Also on June 25, 2012, we issued 18,000 shares of common stock to Victor Nostras for services valued at $7,140.

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

ITEM 3.  DEFAULT ON SENIOR SECURITIES

 Not applicable.

ITEM 4.  REMOVED AND RESERVED.

ITEM 5.  OTHER INFORMATION

 None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Glenn Welstad	President and CEO	Glenn Welstad	August 13, 2012
Signature	Title	Printed Name	Date

/s/Dan Jackson	CFO, Principal Financial Officer	Dan Jackson	August 13, 2012
Signature	Title	Printed Name	Date