Form 10-Q
period 2012-09-28
Command Center, Inc.
filed 2012-11-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2012

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

Commission file number : 000-53088

COMMAND CENTER, INC.
 (Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3773 West Fifth Avenue, Post Falls, ID	83854
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450
 (Registrant's Telephone Number, including Area Code)

______________________________________________________
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

 Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐  No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 12, 2012:  59,426,242

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Command Center, Inc.
Consolidated Condensed Balance Sheets

	September 28, 2012	December 30,
	(unaudited)	2011
ASSETS
Current Assets
Cash	$1,339,287	$1,131,296
Restricted cash	39,957	-
Accounts receivable, net of allowance for bad debt of $226,154 and $231,948, respectively	5,063,114	2,160,072
Prepaid expenses, deposits and other	544,698	396,908
Prepaid workers' compensation	35,579	27,632
Other receivables - current	15,876	11,028
Current portion of workers' compensation deposits	1,000,000	798,000
Deferred tax asset	214,000	912,195
Total Current Assets	8,252,511	5,437,131
Property and equipment - net	517,759	383,014
Workers' compensation risk pool deposit, less current portion	757,201	130,834
Goodwill	3,306,786	2,500,000
Intangible assets - net	552,188	46,834
Total Assets	$13,386,445	$8,497,813
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$519,286	$900,174
Checks issued and payable	405,394	169,738
Other current liabilities	743,398	558,821
Current portion of contingent liability	669,568	-
Accrued wages and benefits	2,079,699	785,665
Current portion of workers' compensation premiums and claims liability	2,152,495	1,186,661
Total Current Liabilities	6,569,840	3,601,059
Long-term liabilities
Warrant liabilities	791,824	983,415
Contingent liabilities, less current portion	85,668	-
Workers' compensation claims liability, less current portion	2,578,953	2,148,675
Total Liabilities	10,026,285	6,733,149
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - 5,000,000 shares, $0.01 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 59,426,242 and 57,606,368 shares issued and outstanding, respectively	59,426	57,606
Additional paid-in capital	55,543,548	54,952,802
Accumulated deficit	(52,242,814)	(53,245,744)
Total Stockholders' Equity	3,360,160	1,764,664
Total Liabilities and Stockholders' Equity	$13,386,445	$8,497,813

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Operations
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
Revenue	$28,384,931	$24,972,597	$71,748,142	$61,652,359
Cost of staffing services	21,047,247	19,070,906	53,755,648	47,821,240
Gross profit	7,337,684	5,901,691	17,992,494	13,831,119
Selling, general and administrative expenses	6,277,242	4,559,920	15,663,556	13,242,016
Depreciation and amortization	81,871	95,252	285,271	353,527
Income from operations	978,571	1,246,519	2,043,667	235,576
Interest expense and other financing expense	(221,220)	(230,824)	(560,085)	(533,496)
Gain (loss) on derivative liabilities	372,188	403,582	217,543	85,503
Net income (loss) before income taxes	1,129,539	1,419,277	1,701,125	(212,417)
Provision for income taxes	(407,695)	-	(698,195)	-
Net income (loss)	$721,844	$1,419,277	$1,002,930	$(212,417)

Earnings (loss) per share:
Basic	$0.01	$0.02	$0.02	$(0.00)
Diluted	$0.01	$0.02	$0.02	$(0.00)

Weighted average shares outstanding:
Basic	59,301,342	57,534,368	59,167,829	56,622,445
Diluted	62,805,231	61,217,221	62,964,574	56,622,445

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	September 28, 2012	September 30, 2011
Cash flows from operating activities
Net income (loss)	$1,002,930	$(212,417)
Adjustments to reconcile net income (loss) to net cash used by operations:
Depreciation and amortization	285,271	353,527
Change in allowance for bad debt	(5,794)	(66,723)
Change in fair value of derivative liabilities	(217,543)	(85,503)
Common stock issued for interest and services	-	55,880
Common stock issuable for services	36,720	26,200
Stock based compensation	95,306	86,796
Gain on sale of property	-	(7,500)
Changes in assets and liabilities:
Accounts receivable - trade	(2,897,249)	(1,850,366)
Restricted cash	(39,956)	-
Prepaid workers' compensation	(7,947)	193,056
Other receivables	(4,848)	(141,331)
Prepaid expenses, deposits and other	(147,789)	(260,676)
Deferred tax asset	698,195	-
Workers' compensation risk pool deposits	(828,367)	903,352
Accounts payable	(380,888)	(1,275,688)
Checks issued and payable	235,656	710,942
Other current liabilities	184,577	187,393
Accrued wages and benefits	1,294,034	616,529
Workers' compensation premiums and claims liability	1,396,112	(609,359)
Net cash provided (used) by operating activities	698,420	(1,375,888)
Cash flows from investing activities
Purchase of property and equipment	(190,429)	(221,358)
Cash paid for acquisition of subsidiary	(150,000)	-
Cash released by lender	-	150,000
Net cash used by investing activities	(340,429)	(71,358)
Cash flows from financing activities
Payments on notes payable	(150,000)	-
Proceeds from exercise of common stock warrants	-	220,000
Net cash provided (used) by financing activities	(150,000)	220,000
Net increase (decrease) in cash	207,991	(1,227,246)
Cash, beginning of period	1,131,296	1,667,281
Cash, end of period	$1,339,287	$440,035
Non-cash investing and financing activities
Common stock issued for subsidiary	$460,539	$-
Contingent consideration recorded in acquisition of subsidiary	$851,171	$-
Note payable issued for subsidiary	$150,000	$-
Supplemental disclosure of cash flow information
Interest paid	$396,966	$369,580
Income taxes paid	$-	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (the Company, CCNI, us, we, or our) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included. The information included in this 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 30, 2011.

Consolidation:  In January of 2012 we organized Disaster Recovery Services, Inc. (DRSI) as a wholly owned subsidiary (see Note 5) and during the thirteen weeks ended September 28, 2012, we incurred expenses in ComStaff Transport, Inc. (ComStaff), a previously dormant wholly owned entity. Accordingly, the consolidated condensed financial statements include the accounts of CCNI, DRSI, and ComStaff. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications include certain transportation costs which were reclassified from Cost of staffing services into Selling, general and administrative expenses, and bank fees and penalties which were reclassified from interest expense and other financing expenses into Selling, general and administrative expenses. These reclassifications had no effect on the net income or loss or accumulated deficit as previously reported.

Derivatives:  From time to time, we enter into transactions which utilize types of financing to fund our business needs, including warrants and other instruments, not indexed to our stock. We are required to record these derivative instruments at their fair value. Changes in the fair value of derivatives are recognized as a gain (loss) in our Statement of Operations.

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

Our financial instruments consist principally of stock warrant liabilities, and a contingent liability.The table below sets forth our assets and liabilities measured at fair value, on a recurring basis.

	September 28, 2012	December 30, 2011	Input Hierarchy Level
Recurring:
Stock warrant liability	$791,824	$983,415	Level 2
Contingent liability	$755,236	$-	Level 2

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive.  Total outstanding common stock equivalents at September 28, 2012 and September 30, 2011 were 13,506,303 and 13,577,053, respectively.

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at September 28, 2012. When the invoice is paid, the remaining 10% is paid to us, less applicable fees and interest. Net accounts receivable sold pursuant to this agreement at September 28, 2012 were approximately $8.9 million. The term of the agreement is through April, 2014. The agreement bears interest at the greater of the London Interbank Offered Rate plus 5.25% or  6.25% per annum. At September 28, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At September 28, 2012, we were in compliance with this covenant.

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

The following tables summarize the consideration transferred and the recognized amounts of assets acquired:

Consideration Transferred:
Cash	$150,000
Note payable	150,000
Equity instruments (1.5 million shares of restricted common stock)	390,000
Contingent consideration (Up to an additional 1.5 million shares of restricted common stock)	851,727
$1,541,727

Identifiable Assets and Goodwill Acquired:
Customer list	$608,096
Trade name	36,830
Vehicles and machinery	79,852
Other tangible property	10,163
Goodwill	806,786
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

The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated our future stock price and the future revenue growth of DRSI over the 8 quarters following the acquisition. The assumptions used to calculate the fair value of the contingent liability are as follows:

Command Center, Inc. future stock price	$0.50 - $2.10
DRSI quarterly revenue growth	10.0% - 40.0%

The change in fair value amounted to approximately $(4,000) and $26,000 for the thirteen and thirty-nine weeks ended September 28, 2012 , respectively, and are included in the line item Gain (loss) on derivative liabilities in our Statement of Operations.

As part of the agreement, the owners of DRS, LLC entered into employment agreements with us with a term of one year in which we agreed to pay them an annual salary, performance related bonuses, and a vehicle allowance. Also as part of the agreement, the owners of DRS, LLC entered into non-compete agreements with a term of two years.

Our consolidated condensed financial statements for fiscal year 2012 reflect all DRSI transactions for the entire period. Accordingly, no pro forma information for 2012 is being presented. Pro forma results of operations for the period ended September 30, 2011, as if the acquisition date of DRS, LLC had been January 1, 2011 (the first day of our 2011 fiscal year), are as follows:

	For the Thirteen Weeks Ended September 30, 2011
	Command Center, Inc.	Disaster Recovery Services, Inc.	Adjustments	Pro-forma
Revenue	$24,972,597	$2,137,591	$4,463	$27,114,651
Cost of staffing services	19,070,906	1,438,272	3,943	20,513,121
Gross profit	5,901,691	699,319	520	6,601,530
Selling, general and administrative expenses	4,559,921	303,045	971	4,863,937
Depreciation and amortization	95,252	-		95,252
Income (loss) from operations	1,246,518	396,274	(451)	1,642,341
Interest expense and other financing expenses	(230,824)	-	-	(230,824)
Change in fair value of warrant liability	403,582	-	-	403,582
Net income (loss)	$1,419,276	$396,274	$(451)	$1,815,099
Earnings per share
Basic	$0.02	$0.26		$0.03
Diluted	$0.02	$0.26		$0.03
Weighted average shares outstanding
Basic	57,534,368	1,500,000		59,034,368
Diluted	61,217,221	1,500,000		62,717,221

	For the Thirty-nine Weeks Ended September 30, 2011
	Command Center, Inc.	Disaster Recovery Services, Inc.	Adjustments	Pro-forma
Revenue	$61,652,359	$4,317,094	$378,419	$66,347,872
Cost of staffing services	47,821,240	3,194,498	322,991	51,338,729
Gross profit	13,831,119	1,122,596	55,428	15,009,143
Selling, general and administrative expenses	13,242,016	612,265	7,237	13,861,518
Depreciation and amortization	353,527	-	-	353,527
Income (loss) from operations	235,576	510,331	48,191	794,098
Interest expense and other financing expenses	(533,496)	-	-	(533,496)
Change in fair value of warrant liability	85,503	-	-	85,503
Net income (loss)	$(212,417)	$510,331	$48,191	$346,105
Earnings per share
Basic	$(0.00)	$0.34		$0.01
Diluted	$(0.00)	$0.34		$0.01
Weighted average shares outstanding
Basic	56,622,445	1,500,000		58,122,445
Diluted	56,622,445	1,500,000		61,336,893

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

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $3.1 million and $3.3 million for the period ended September 28, 2012 and September 30, 2011, respectively.

NOTE 6 – WARRANT LIABILITY

The following warrants for our common stock were issued and outstanding for the period ending September 28, 2012 and December 30, 2011, respectively:

	September 28, 2012	December 30, 2011
Warrants outstanding at beginning of period	12,137,803	14,887,803
Exercised	-	(2,750,000)
Warrants outstanding at end of period	12,137,803	12,137,803

A detail of warrants outstanding September 28, 2012 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $1.50 per share	250,000	4/14/2012
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.32 and $1.00 per share	1,375,000	4/15/13 to 4/15/15
	12,137,803

The fair values of outstanding warrants defined as a derivative instrument are estimated each period using the Black-Scholes pricing model. The assumptions used to calculate the fair value are as follows:

	September 28, 2012	December 30, 2011
Expected terms (years)	1.51	2.25
Expected volatility	83.20%	106.20%
Dividend yield	-	-
Risk-free rate	0.23%	0.25%

The change in fair value amounted to approximately $376,000 and $404,000 for the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively, and $192,000 and $86,000 for the thrity-nine weeks ended September 28, 2012 and September 30, 2011, respectively. These changes are included in the line item Gain (loss) on derivative liabilities in  our Statement of Operations.

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

In August 2012, we issued 149,813 shares related to the contingent liability associated with the DRS, LLC acquisition valued at $49,438.

In September 2012, we issued 36,000 shares of common stock for services with an aggregate value of $9,840.

All shares issued for non-cash consideration were valued based on the market price of our common stock at the dates of issuance or the date the services were provided.

NOTE 8 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors, as well as advancing our own interests. Options were granted for a term of three to five years from the date of grant. The vesting schedule varied on options granted with some being fully vested upon grant and others vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. There were 1,373,000 options vested at September 28, 2012 and 1,439,250 options vested at September 30, 2011.

The following table summarizes our stock options outstanding at December 30, 2011 and changes during the period ended September 28, 2012:

	Number of Shares Under Options	Weighted Average Exercise Price Per Share	Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 30, 2011	3,092,000	$0.20	$0.17	$993,060
Forfeited	(51,750)	0.17	0.15	(23,288)
Expired	(52,250)	0.17	0.15	(8,880)
Outstanding, March 30, 2012	2,988,000	0.20	0.17	960,893
Granted	1,875,000	0.41	0.33	656,250
Forfeited	(72,750)	0.17	0.15	(25,463)
Expired	(524,250)	0.31	0.22	(19,365)
Outstanding, June 29, 2012	4,266,000	0.28	0.22	1,572,315
Forfeited	(4,500)	0.17	0.15	(1,170)
Expired	(4,500)	0.17	0.15	(405)
Outstanding, September 28, 2012	4,257,000	0.28	0.23	$1,570,740

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

September 28, 2012
Expected term (years)	5.0
Expected volatility	116.9%
Dividend yield	0.0%
Risk-free rate	0.79%

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $95,000 and $87,000 for the periods ended September 28, 2012 and September 30, 2011, respectively.

The following table summarizes our nonvested stock options outstanding at December 30, 2011, and changes during the period ended September 28, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 30, 2011	1,652,750	$0.17	$0.15	$738,783
Forfeited	(51,750)	0.17	0.15	(23,288)
Nonvested, March 30, 2012	1,601,000	0.17	0.15	715,495
Granted	1,875,000	0.41	0.33	656,250
Vested	(510,250)	0.17	0.15	(89,345)
Forfeited	(72,750)	0.17	0.15	(13,095)
Nonvested, June 29, 2012	2,893,000	0.33	0.27	1,269,305
Forfeited	(4,500)	0.17	0.15	(405)
Nonvested, September 28, 2012	2,888,500	0.33	0.27	$1,268,900

As of September 28, 2012, there was unrecognized share-based compensation expense totaling approximately $476,000 relating to non-vested options that will be recognized over the next 4.6 years.

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at September 28, 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	4,257,000	$0.28	3.45	860,175
Exercisable	1,368,500	$0.18	2.48	109,165

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

After approximately four years of inaction by the Department on the pending administrative cases, it recently issued orders affirming its 2008 decisions. On October 22, 2012, we received two Orders and Notices from the Department affirming the Notices and Orders as Assessment that were served upon us in November 2008. We intend to file administrative appeals of the Department's latest Orders in the pending cases with the Washington Board of Industrial Insurance Appeals.

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

In response to the 2008 Department Notices for payment of Everyday Staffing liabilities, we filed a lawsuit against Everyday Staffing and Mr. Moothart seeking   indemnification and monetary damages. In September, 2009, we obtained a judgment against Mr. Moothart and Everyday Staffing, jointly and severally, in the amount of $1.295 million. The collectability of this judgment is questionable. Glenn Welstad, our CEO, has a minority interest in Everyday Staffing as a passive investor.

Legal Proceedings:
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

In December, 2011, Jeff Mitchell, our former Chief Financial Officer, filed a lawsuit in Kootenai County, Idaho District Court against us and Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for director's liability, arising out of the alleged nonpayment of a bonus claimed to be due for the third quarter of 2011. While specifically denying all liability, the suit was settled through mediation in September in order to avoid the expense and uncertainty of litigation.  We agreed to pay Mr. Mitchell $100,000, of which $25,000 has been paid to date.  The remaining $75,000 will be paid as installments over the next seven months.

On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against Command Center, Inc., in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act.  This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of Command Center was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act.  Trident Seafoods alleges Command Center has a contractual duty to pay workers’ compensation benefits for the injured “borrowed” employee.  Command Center believes the claims asserted by Trident are unfounded and intends to vigorously defend this case.

NOTE 10 – CONCENTRATIONS

At September 28, 2012, we had two customers which accounted for approximately $1.4 million, or 26.8%, of our accounts receivable. Revenues from these two customers totaled approximately $5.6 million, or 7.8%, of our total revenue for the period ending September 28, 2012. At September 30, 2011, we had four customers which accounted for approximately $2.0 million, or 52.0%, of our accounts receivable. Revenues from these four customers totaled approximately $7.4 million, or 12.0%, of our total revenue for the period ending September 30, 2011. A reduction in sales from, or loss of, such a customer could have a materially adverse effect on our financial condition and/or our results of operations.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 30, 2011 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Command Center, Inc. (the Company, CCNI, us, we, or our) is a provider of temporary employees to the restoration, wholesale trades, manufacturing, hospitality, construction and retail industries.  We provide semi-skilled and unskilled workers to our customers.  We currently operate 58 stores in 23 states.

Results of Operations

The following table reflects operating results for the thirteen and thirty-nine weeks ended September 28, 2012 compared to the thirteen and thirty-nine weeks ended September 30, 2011 (in thousands, except per share amounts and percentages) and  serves as the basis for the narrative discussion that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 28, 2012		September 30, 2011		September 28, 2012		September 30, 2011
Total Operating Revenue	$28,385		$24,973		$71,748		$61,652
Cost of Staffing Services	21,047	74.1%	19,071	76.4%	53,756	74.9%	47,821	77.6%
Gross profit	7,338	25.9%	5,902	23.6%	17,992	25.1%	13,831	22.4%
Selling, general and administrative expenses	6,277	22.1%	4,560	18.3%	15,664	21.8%	13,242	21.5%
Depreciation and amortization	82	0.3%	95	0.4%	285	0.4%	354	0.6%
Income (loss) from operations	979	3.5%	1,247	5.0%	2,044	2.9%	236	0.4%
Interest expense and other financing expense	(221)	-0.8%	(231)	-0.9%	(560)	-0.8%	(533)	-0.9%
Change in fair value of warrant liability	372	1.3%	404	1.6%	218	0.3%	86	0.1%
Net income (loss) before income taxes	1,130	4.0%	1,419	5.7%	1,701	2.4%	(212)	-0.3%
Provision for income taxes	(408)	-1.4%	-	0.0%	(698)	-1.0%	-	0.0%
Net income (loss)	$722	2.5%	$1,419	-1.4%	$1,003	1.4%	$(212)	-0.3%
Non-GAAP Data
EBITDA-D	$1,060	3.7%	$1,342	2.5%	$2,329	3.2%	$589	1.0%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities ( EBITDA-D) is a non-GAAP measure that represents net income (loss) attributable to CCNI before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA-D is not intended to represent net income (loss) as defined by GAAP, and such information should not be considered as an alternative to net income (loss) or any other measure of performance prescribed by GAAP.

We use EBITDA-D to measure our financial performance because we believe interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities bear little or no relationship to our operating performance. By excluding interest expense, EBITDA-D measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA-D provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA-D measures the financial performance of our operations without regard to their historical cost. By excluding the change in fair value of our derivative liabilities, EBITDA-D provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. For all of these reasons, we believe that EBITDA-D provides us and investors with information that is relevant and useful in evaluating our business.

However, because EBITDA-D excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA-D does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA-D, as defined by us, may not be comparable to EBITDA-D as reported by other companies that do not define EBITDA-D exactly as we define the term. Because we use EBITDA-D to evaluate our financial performance, we reconcile it to net income (loss), which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA-D to net income (loss) for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 28, 2012	September 30, 2011	September 28, 2012	September 30, 2011
EBITDA-D	$1,060	$1,342	$2,329	$589
Interest expense and other financing expense	(221)	(231)	(560)	(533)
Depreciation and amortization	(82)	(95)	(285)	(354)
Change in fair value of warrant liability	372	404	218	86
Provision for income taxes	(408)	-	(698)	-
Net income (loss)	$722	$1,419	$1,003	$(212)

Thirteen Weeks Ended September 28, 2012

Summary of Operations:   Revenue for the thirteen weeks ended September 28, 2012 was $28.4 million, an increase of approximately $3.4 million, or 13.7%, when compared to the third quarter of 2011. This increase in revenue is attributable to the acquisition of DRS, LLC,  increased activity in North Dakota, and recent restoration projects.

Cost of Services:   Cost of services was 74.1% and 76.4% of revenue for the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively. The decrease in relative costs is primarily related to our continued focus on increasing our gross margin by controlling costs and our recently adopted incentive programs. This decrease is offset by an increase in per-diem costs and material costs relating to contracts we are a party to, and are typically passed on.

Workers' compensation expense was 4.3% and 4.9% of revenue for the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively. This relative decrease in 2012 is due to the increase in the 2011 worker's compensation claims liability as estimated by our actyuary in 2011.

Selling, General and Administrative Expenses (SG&A):   SG&A expenses were 22.1% and 18.3% of revenue for the thirteen weeks ended September 28, 2012 and September 30, 2011, respectively. This increase is primarily related to an increase in compensation. We also experienced an increase in travel and other expenses this quarter relating to restoration projects.

Thirty-nine Weeks Ended September 28, 2012

Summary of Operations:   Revenue for the Thirty-nine weeks ended September 28, 2012 was $71.7 million, an increase of approximately $10.1 million, or 16.4%, when compared to 2011. This increase in revenue is attributable to the acquisition of DRS, LLC and organic sales growth due to the sustained increase in demand in the temporary staffing industry.

Cost of Services:   Cost of services was 74.9% and 77.6% of revenue for the Thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively. This decrease is a direct result of management's increased focus on improving the fundamentals of our business. The decrease in relative costs is primarily related to our implementation of new incentive programs, our continued management of our worker’s compensation costs, and focusing on higher gross margin contracts. This decrease is offset by an increase in per-diem costs which relate to a contract we acquired earlier this year.

Workers' compensation expense was 4.3% and 5.3% of revenue for the Thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively.  This decrease is due to the lower relative cost we experienced in the first quarter.

Selling, General and Administrative Expenses (SG&A):   SG&A expenses were 21.8% and 21.5% of revenue for the thirty-nine weeks ended September 28, 2012 and September 30, 2011, respectively. SG&A expenses remained relatively consistent as a percentage of revenue. This stability is due primarily to increased efficiencies we experienced in the first quarter. While SG&A expenses increased slightly relative to revenue, they increased by approximately $2.4 million. This increase was primarily due to an increase in variable costs that are directly related to volume as well as increased compensation, professional fees, rent and travel costs.

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

Cash provided by operating activities totaled approximately $698,000 during the period ended September 28, 2012, as compared to cash used by operations of approximately $1.4 million during the same period in 2011. During the period ended September 28, 2012, the cash provided by operating activities was primarily driven by an increase in our workers’ compensation premiums and claims liability of approximately $1.4 million, an increase in accrued wages and benefits of approximately 1.3 million, and a decrease in our deferred tax asset of approximately $698,000. This was offset by an increase in our workers’ compensation risk pool deposits of approximately $828,000, an increase in accounts payable of approximately $381,000, and an increase in prepaid expenses of approximately $147,000.

Cash used by investing activities totaled approximately $340,000 for the period ended September 28, 2012 compared to cash used by investing activities of approximately $71,000 during the same time period in 2011. For the period ended September 28, 2012, $150,000 was used to purchase DRSI, and approximately $190,000 was used to purchase additional property and equipment.

Cash used by financing activities totaled $150,000 for the period ended September 28, 2012 and relates to payments on a note used to finance the purchase of DRSI.

Our continued capital needs will depend on store operating performance and our ability to control costs. We currently have approximately 12.1 million warrants outstanding, and approximately 1.4 million vested stock options, which may offer a source of additional capital if exercised.

Accounts Receivable:   At September 28, 2012, we had total current assets of approximately $8.1 million and current liabilities of approximately $6.6 million. Included in current assets are trade accounts receivable of approximately $5.1 million (net of allowance for bad debts of approximately $226,000). Our cash position at September 28, 2012 was approximately $1.3 million. Weighted average aging on our trade accounts receivable at September 28, 2012 was 26 days. Actual bad debt write-off expense as a percentage of total customer invoices during the Thirty-nine weeks ended September 28, 2012 was 0.37%. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. We will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable as these are important factors affecting our liquidity.

Financing:   We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14 million at September 28, 2012. When the account is paid, the remaining 10% is paid to us, less the applicable fees and interest. Net accounts receivable sold pursuant to this agreement at September 28, 2012 were approximately $8.9 million. As of the date of this filing, the term of the agreement is through April, 2014. The agreement bears interest at the greater of the London Interbank Offered Rate plus 5.25% or 6.25% per annum. At September 28, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all our property, including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no established market for trading the common stock of the Company. The market for the Company’s common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices. The Common Stock is not regularly quoted in the automated quotation system of a registered securities system or association. Our common stock, par value $0.001 per share, is quoted on the OTC Markets Group QB (OTCQB) under the symbol “CCNI”. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange”. The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups commissions or actual transactions. The Company’s common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In December, 2011, Jeff Mitchell, our former Chief Financial Officer, filed a lawsuit in Kootenai County, Idaho District Court against us and Glenn Welstad, our CEO, alleging breach of contract, failure to pay wages, and for director's liability, arising out of the alleged nonpayment of a bonus claimed to be due for the third quarter of 2011. While specifically denying all liability, the suit was settled through mediation in September in order to avoid the expense and uncertainty of litigation.  We agreed to pay Mr. Mitchell $100,000, of which $25,000 has been paid to date.  The remaining $75,000 will be paid as installments over the next seven months.

On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against Command Center, Inc., in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act.  This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of Command Center was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act.  Trident Seafoods alleges Command Center has a contractual duty to pay workers’ compensation benefits for the injured “borrowed” employee.  Command Center believes the claims asserted by Trident are unfounded and intends to vigorously defend this case.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 30, 2011 filed with the Securities and Exchange Commission on April 9, 2012.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES

On August 22, 2012, we issued 149,813 shares of common stock valued at $49,438 as part of the consideration given for DRS, LLC.

On September 1, 2012, we issued 18,000 shares of common stock to James Caplan for services valued at $4,920. Also on September 1, 2012, we issued 18,000 shares of common stock to Victor Nostras for services valued at $4,920.

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

ITEM 3.  DEFAULT ON SENIOR SECURITIES

 Not applicable.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.  OTHER INFORMATION

The Company filed a Form 8-K , as filed on April 10, 2012 regarding nonreliance on financial statements; and Form 8-K, as filed June 8, 2012, regarding pro forma financial information relating to the acquisition of DR Services Louisiana, LLC, and Environmental Resource Group, LLC.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit No.	Description
31.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Glenn Welstad, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
_________
(1)  Users of this data are advised pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC .

/s/ Glenn Welstad	President and CEO	Glenn Welstad	November 13, 2012
Signature	Title	Printed Name	Date

/s/ Dan Jackson	CFO, Principal Financial Officer	Dan Jackson	November 13, 2012
Signature	Title	Printed Name	Date