Form 10-K
period 2012-12-28
Command Center, Inc.
filed 2013-03-22
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

Command Center, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. Schreiber Way, Coeur d’Alene, Idaho	83854
(Address of Principal Executive Offices)	(Zip Code)

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
    Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 29, 2012, was approximately $15,813,000.

As of March 21, 2013, there were 59,611,242 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2012 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

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

PART I

ITEM 1.  BUSINESS

Introduction and General Background

Command Center, Inc. (“Command Center,” the “Company,” “we,” “us,” “our”) was organized as Command Staffing, LLC on December 26, 2002 and commenced income in 2003 as a franchisor of on-demand labor businesses. On November 9, 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer. On November 16, 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. On May 12, 2006, we acquired 48 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator. We currently generate all of our revenue from on-demand labor store operations and related activities.

As of December 28, 2012, we owned and operated 59 on-demand labor stores in 24 states.   We operate as Command Center, Inc., Bakken Staffing, and through our wholly owned subsidiary, Disaster Recovery Services, Inc. We have also created a separate, dormant entity, ComStaff, Inc., that is not active. All financial information is consolidated and reported in Command Center Inc.'s consolidated financial statements. Our corporate headquarters is located in Coeur d’Alene, Idaho.

Industry Overview

The on-demand labor industry developed based on the business need for flexible staffing options. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing production cycles. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers employers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruitment and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger employment pool.

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

Business

Strategic Growth Opportunities:  For the past few years, we have been involved in major relief efforts following hurricanes, tornadoes, floods, oil spills and other disasters. In January 2012, through our wholly-owned and newly formed subsidiary Disaster Recovery Services, Inc. (“DRS”), we entered into an asset purchase agreement (“APA”), with DR Services of Louisiana, LLC, and Environmental Resource Group, LLC, (collectively “DRS, LLC”). Under the terms of the APA, we acquired substantially all of DRS, LLC’s assets. With this acquisition, we will be better able to staff disaster recovery projects anywhere in the country on short notice.

We remain committed to our long term goal of building a national network of on-demand labor stores. In 2012, we opened eight new branch offices as we focused on growing revenue by allocating our available resources to areas with growth potential. In 2013, we will continue to carefully balance our store expansion goals against prudent return on investment analysis. In doing so, we expect to concentrate our revenue growth efforts primarily in same store sales growth within our existing branch structure, while opening new branches in limited situations believed by management to present exceptional opportunities.  In all of our growth opportunities, we continue to emphasize the fundamentals of our business: product quality, customer service, sales process, and people.

On-demand Labor Store Operations: In 2012, we employed over 35,000 temporary employees and serviced approximately 3,400 clients. Our stores are located in 24 states, with 46 stores located in urban areas and 13 stores located in suburban areas. Our stores are often located in proximity to concentrated commercial and industrial areas. Our locations are typically accessible to public transportation and other services that are important to Field Team Members. We have developed a store demographic model that is used to identify and qualify future possible store locations.

In 2012, we closed only one under-performing branch. While contrary to our overall goal of expansion, this closure will allow our team to focus specifically on achieving greater profitability at stores that are meeting or exceeding expectations.

We manage our field operations using in-store personnel, store managers, area managers, and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores. The intention and structure of our compensation plans for store managers, area managers, and business development specialists has been designed to aid in securing and retaining the qualified personnel needed to meet our business, financial, and growth objectives. Our personnel practices are designed to support our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our business.

Our Temporary Staff (Field Team Members or FTMs):   Field Team Members are our product and our key asset. Our success is based on our ability to attract, train, motivate, and reward these important constituents. We have invested in many proprietary programs designed to create a long term relationship with top-performing FTMs. Some of these programs include health insurance coverage, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our FTMs by name and show appreciation for the value they bring to our organization and to our client’s workplace.

The pool of available FTMs is sufficient and diverse enough to meet current client needs. However, we continue to seek additional FTMs through internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 35,000 W-2 forms in 2012, an increase of approximately 2,000 from 2011.

Our Customers:   In 2012, we serviced approximately 3,400 small to medium sized clients in a variety of industries. Our 10 largest customers accounted for approximately 22% of our revenue in 2012. The top six industries we served were services, manufacturing, construction, retail trade, transportation, and wholesale (trade).

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

Our Growth:   Our primary growth objective is to increase revenues generated by our existing network of branch offices.  However, we do look to strategically open new offices and grow our national network. We also carefully monitor employment trends throughout the country and position ourselves as first responders to employment shortages.

Our Workers’ Compensation Coverage: We provide our temporary and permanent workers with workers’ compensation insurance. Currently, we are covered under a large deductible policy where we have primary responsibility for claims under the policy. Under our current policy, we are responsible for covered losses and expenses up to $350,000 “per incident.” Amounts in excess of $350,000 are the responsibility of our current workers’ compensation insurance provider. Our policy between April 1, 2011 and March 31, 2012 was a guaranteed cost policy where we were fully insured on all claims occurring in covered states. Our policies before April 1, 2011 were large deductible policies similar to our current coverage. Under these prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 up to our deductible of $250,000 on a “per claim” basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. We have no liability associated with claims in these jurisdictions.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs aimed at increasing awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers conduct job site safety inspections on new jobs to ensure that customers utilizing our FTMs are doing so in a safe environment. We encourage safe work behavior through an incentive program that rewards our FTM’s for working accident free. We also encourage our FTMs to report unsafe working conditions.

Our Seasonality:  Some of the industries we operate in are subject to seasonal fluctuation. Many of the jobs filled by FTMs are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during the fall and through the winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business will affect financial performance from period to period.

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

Our Trademarks and Trade Names:  We have registered “Command,” “Command Center,” “Command Staffing,” “Command Labor,” “Bakken Staffing,” “Disaster Recovery Services,” “Apply Today, Daily Pay,” “A Different Kind of Labor Place,” and “Labor Commander,” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending. Several registrations have also been granted in Australia, Canada, and the European Economic Community.

Our Intellectual Property:  We have software systems in place to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, accounts payable, and payroll. Our software systems also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information and we refine our systems and processes by focusing on what actually works in the real world. We take best practices information from our higher performing stores and propagate this information across all operating groups to produce consistent execution and improvements in company-wide performance averages. We have invested in proper off-site back-up and storage systems that protect our electronic information systems against breakdowns and other disruptions that may be beyond our control.

Our Real Property: We lease the facilities of all of our store locations and our corporate office. All of these facilities are leased at market rates that vary depending on location. Each store is between 1,000 and 5,000 square feet, depending on locations and market conditions. We believe that our corporate office and each of the store locations are adequate for our current needs.

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Coeur d’Alene, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 180 field operations staff located at the various on-demand labor stores, and area and regional operations centers. During the fiscal year, we employed approximately 35,000 temporary workers. As described above, in most jurisdictions, we, as the employer of our temporary and contract workers or as otherwise required by applicable law, are responsible for employment administration. This administration includes collection of withholding taxes, employer contributions for social security, unemployment tax, workers’ compensation and fidelity and liability insurance, and other governmental requirements imposed on employers.

Access to Company Information: We make available, free of charge, through our Internet website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

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

Business Risks

We have a history of net losses.  As of December 28, 2012, we had an accumulated deficit of approximately $51,686,000. We have incurred net losses in most of our fiscal years since inception. We may continue to incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

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

We will require additional working capital to implement our current and future business plans.  We will require more working capital to fund customer accounts receivable and continue to expand our operations. We may require more capital in 2013 to meet our operating expenses and make timely payments to our vendors, and refine and improve the efficiency of our business systems and processes. We will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, if at all. If we are unsuccessful in securing needed capital, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). For the fiscal years 2012 and 2011, we did not take any non-cash goodwill impairment charge. The estimated fair value of $3.3 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

We are dependent upon the availability of workers' compensation insurance coverage.   We maintain workers' compensation insurance as required by state laws.  Very few insurance carriers are willing to provide workers' compensation coverage for staffing companies in the manual labor market.  We expect the insurance market to tighten even further in the future. We cannot be certain that we will be able to obtain adequate levels of insurance in the future with acceptable terms, coverages, deductibles and collateral requirements, or at all.  In most of the states in which we operate, we could not engage in business without workers' compensation insurance.

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, and prior to April 2011, we maintain(ed) large deductible workers’ compensation insurance policies with large deductible limits. Our current workers’ compensation policy has a deductible limit of $350,000 per incident and our workers’ compensation policies prior to April 2011 have a deductible limit of $250,000 per claim. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In Washington and North Dakota where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

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

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers’. In addition to federal laws, the statutes of several states now regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. In some cases, the penalties for noncompliance are punitive. For example, under Arizona law, penalties assessed against employers that hire undocumented workers may include suspension or revocation of all business licenses held by the employer in Arizona that are necessary to conduct its business. If other states adopt similar laws, it could increase our operating costs and materially affect our operating results. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2014 tax penalties will be assessed on large employers who do not offer health insurance that meet certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

Our customer contracts contain termination provisions that could decrease our future revenues and earnings.  Most of our customer contracts can be terminated by the customer on short notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

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

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 47.4% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our consolidated financial statements, which could harm our business and result in regulatory scrutiny.   Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we determined that there continues to be material weaknesses affecting our internal control over financial reporting and, we have not maintained effective controls to ensure complete documentation of proper accounting procedures and communication of such policies to employees, as well as verification of third party deposits.   Due to these weaknesses and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim consolidated financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weaknesses in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

We may have additional tax liabilities that exceed our estimates. We are subject to federal taxes and a multitude of state and local taxes in the United States. In the ordinary course of our business, there are transactions and calculations where the ultimate tax determination is uncertain. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Our Company stock trades on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets bulletin board. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many brokerage firms and institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2.  DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Coeur d’Alene, Idaho. In August 2012, we executed the lease on this facility for a three year term, expiring September 14, 2015, with an option to renew for an additional three years. We pay approximately $4,000 per month for use of the building.  Pursuant to the lease, as the sole occupant of the property we are responsible for payment of typical triple net charges for property taxes, insurance and maintenance.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 28, 2012 are:

Year	Operating Lease Obligation
2013	$545,619
2014	358,388
2015	253,999
2016	136,163
2017	10,052
Total	$1,304,221

All of our current facilities are considered adequate for their intended uses.

ITEM 3.  LEGAL PROCEEDINGS

From time to time we are involved in various routine legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, would not have a material adverse effect on our business, financial condition and results of operations.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is quoted on the OTCQB tier of the OTC Markets bulletin board under the symbol “CCNI.” The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange.”

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two (2) fiscal years ended December 28, 2012 and December 30, 2011.

	Price (1)
Quarter Ended	High	Low
April 01, 2011	$0.56	$0.35
July 01, 2011	$0.52	$0.29
September 30, 2011	$0.39	$0.19
December 30, 2011	$0.30	$0.17
March 30, 2012	$0.45	$0.23
June 29, 2012	$0.49	$0.22
September 28, 2012	$0.35	$0.23
December 28, 2012	$0.30	$0.19

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC QB was $0.18 on March 21, 2013.

Holders of the Corporation’s Capital Stock

At March 21, 2013, we had approximately 130 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future. Our business is highly capital intensive and we expect to retain available working capital for operations and growth.

Transfer Agent and Registrar

Our transfer agent is Columba Stock Transfer Company, located at 601 East Seltice Way, Suite 202, Post Falls, Idaho, 83854.

Recent Issuances of Unregistered Securities

The following issuances of unregistered securities occurred in 2012 and through the dates of this filing:

●	In 2012, we issued 1,711,874 shares of common stock relating to the purchase of Disaster Recovery Services, LLC.

●
In 2012, we issued 153,000 shares of common stock to our investor relations firm as partial payment for their fees. Expenses relating to the issuance of these shares amounted to approximately $47,000. We issued 36,000 shares in March 2012, 36,000 shares in June 2012, 36,000 shares in September 2012, and 45,000 shares in December 2012. The average price of the shares issued was $0.23. The shares were recorded as an expense when earned and issuable.

●
In December 2012, we issued 140,000 shares to outside members of our Board of Directors as partial payment for their services. Expenses relating to the issuance of these shares amounted to approximately $36,000.

The following issuances of unregistered securities occurred in 2011:

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

●
In May 2011, we issued 40,000 shares of common stock to two employees for services valued at $15,600. The services were valued based on our closing stock price on the date the shares were authorized to be issued

In all instances above, the shares were issued in reliance on an exemption from registration afforded by Section 4(2) of the Securities Act of 1933, as amended (the “Act”) and Rule 506 of Regulation D adopted under the Act. The securities were issued to individuals in private transactions for investment purposes only and the certificates issued included restrictive legends preventing transfer without registration or availability of an exemption from the registration requirements of the Act.

Securities authorized for issuance under equity compensation plans.

We currently have two equity compensation plans, namely the Command Center, Inc. 2008 Employee Stock Incentive Plan, and the Command Center, Inc. 2008 Employee Stock Purchase Plan, which have been approved by shareholders. The following table provides information as of December 28, 2012 regarding our existing compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	4,083,000	$0.27	2,317,000
Equity compensation plans approved by security holders (2)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,083,000	0.27	3,317,000

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

ITEM 6.  SELECTED FINANCIAL DATA

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 7.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 28, 2012 and December 30, 2011, and results of operations for the fiscal years ended December 28, 2012 and December 30, 2011.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

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

Overview

Our mission is to be the preferred provider of choice for all on-demand employment solutions by placing the right people in the right jobs every time. With the acquisition of the on-demand labor stores, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

The Temporary Labor Market:  The temporary labor industry is competitive and highly fragmented. In the United States, approximately 100 companies operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Demand for temporary services is highly dependent on the overall strength of labor markets. In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a labor pool  matching the skills required by particular customers becomes critical. Conversely, during an economic downturn, competitive pricing pressures can pose a threat to retaining a qualified temporary workforce. Accordingly, the slow recovery from recession in the U.S. has impacted all staffing firms over the last several years. We believe the on-demand temporary labor market creates a unique competitive niche for us.

On-demand Labor Store Operations:  At December 28, 2012, we operated 59 on-demand labor stores serving approximately 3,400 customers and employing over 35,000 temporary employees.

As the economic environment continues to improve, we plan to grow through acquiring and opening new locations. Our target markets will include locations that we believe are underserved by competitors, areas where there is growing demand for on demand services, and where we can increase business from current national accounts. Additional sales growth may result from the continued increase in same store sales and selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business sectors.

As we continue to grow, we are able to leverage our existing cost structure over increased revenue. This will enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities

The following table reflects operating results in 2012 compared to 2011 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue and the year over year change column compares percentages of revenue between years. The table serves as the basis for the narrative discussion that follows.

	Fifty-two Weeks Ended
	December 28, 2012		December 30, 2011
Total Operating Revenue	$98,432		$81,921
Cost of Staffing Services	73,539	74.7%	63,279	77.2%
Gross profit	24,893	25.3%	18,642	22.8%
Selling, general and administrative expenses	22,043	22.4%	17,684	21.6%
Depreciation and amortization	371	0.4%	441	0.5%
Income from operations	2,479	2.5%	517	0.6%
Interest expense and other financing expense	(804)	-0.8%	(755)	-0.9%
Change in fair value of warrant liability	842	0.9%	179	0.2%
Net income (loss) before income taxes	2,517	2.6%	(58)	-0.1%
Benefit (provision) for income taxes	(958)	-1.0%	912	1.1%
Net income	$1,559	1.6%	$854	1.0%
Non-GAAP Data
EBITDA-D	$2,850	2.9%	$959	1.2%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (“EBITDA-D”) is a non-GAAP measure that represents net income (loss) attributable to CCNI before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results operations. We believe it is a complement to net income and other financial performance measures. EBITDA-D is not intended to represent net income as defined by GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

However, because EBITDA-D excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA-D does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA-D, as defined by us, may not be comparable to EBITDA-D as reported by other companies that do not define EBITDA-D exactly as we define the term. Because we use EBITDA-D to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA-D to net income for the periods presented:

	Fifty-two Weeks Ended
	December 28, 2012	December 30, 2011
EBITDA-D	$2,850	$959
Interest expense and other financing expense	(804)	(755)
Depreciation and amortization	(371)	(441)
Change in fair value of warrant liability	842	179
Benefit (provision) for income taxes	(958)	912
Net income	$1,559	$854

Results of Operations

52 Weeks Ended December 28, 2012

Operations Summary:  Revenue increased by approximately 20.2% in the fiscal year ended December 28, 2012 to $98.4 million from $81.9 million in 2011. The increase is due to the acquisition of DRS, increased restoration work, increased activity relating to our national accounts, and organic growth at the branch level.

We experienced a decrease in our workers’ compensation expense of 0.9% relative to revenue. This decrease is attributable to the more efficient claims handling and increased training and experience of internal staff.

Store Operations:  At the beginning of 2012, we operated 51 stores. During the year, we closed one store and opened nine (including DRS), ending the year with 59 stores operating in 24 states. Same store revenues increased approximately 6% to $83.1 million in 2012 compared to $78.8 million in 2011. The increase in same store sales is primarily attributable to the continued overall improvement in general economic conditions, as well as our focus on attracting new clients, strengthening existing client relationships, and encouraging existing client growth.

Cost of Staffing Services:  Our cost of staffing services decreased to 74.7% of revenue in 2012 from 77.2% in 2011. This decrease is due primarily to decreased wages and related payroll taxes paid to our FTM’s. This relative decrease was caused by management’s focus on improving gross margin. In 2013, we will continue to focus on increasing our gross margin and increasing profitability.

Worker’s compensation costs for the fiscal year ended December 28, 2012 decreased to 4.2% of revenue, compared to 5.1% of revenue in 2011. This is attributable to the change in the nature of our workers’ compensation coverage, an increased emphasis on safety policies and procedures, and improved claims handling.

Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2012				2011
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
3.4%	5.1%	4.3%	3.7%	6.9%	4.5%	4.9%	4.5%

Gross Margin: The factors affecting gross margin in 2012 are discussed under the cost of staffing services above. In the aggregate, cost of staffing services decreased to 74.7% of revenue in 2012 compared to 77.2% of revenue in 2011 yielding gross margins of 25.3% and 22.8%, respectively.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses increased to 22.4% in 2012 compared to 21.6 % in 2011. This increase is due primarily to an increase in internal staff costs and the related payroll taxes. We also experienced an increase in travel and travel related expenses, primarily due to increased disaster recovery work. We have already taken steps in 2013 in an effort to reduce these expenses to a more desirable level and expect to see improvements in 2013.

Liquidity and Capital Resources

As of December 28, 2012, our current assets exceeded our current liabilities by $2.2 million.  We had total current assets of $17.0 million and current liabilities of $14.8 million. Included in current assets are cash of $1.6 million and trade accounts receivable of $13.7 million, net of allowance for bad debts of $519,000 and a current portion of workers’ compensation deposits of $1.2 million.

Included in current liabilities is our factoring liability of $9.1 million, accrued wages and benefits of $1.7 million and a current portion of workers’ compensation premiums and claims liability of $2.0 million.

The factoring liability of $9.1 million is used to fund operating needs. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million on December 28, 2012 and $10 million on December 30, 2011. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due. Prior to November 13, 2012, eligible accounts receivable were generally defined to include accounts that were not more than sixty days past due.

Net accounts receivable sold pursuant to this agreement at December 28, 2012 and December 30, 2011 were approximately $9.1 million and $6.1 million, respectively. The term of the current agreement is for the period ending April, 2014. The current agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25% per annum. At December 28, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement contains a covenant that requires the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 28, 2012 and December 30, 2011, we were in compliance with this covenant.

Operating Activities:  Net cash used by operating activities totaled $1.8 million in 2012, an increase of $.8 million from $1.0 million in 2011.  Accounts receivable net of allowance for doubtful accounts increased $5.4 million, primarily driven by higher sales in the fourth quarter 2012 as compared to fourth quarter 2011.  This was largely attributed to the increase in revenues from disaster recovery work related to hurricane activity that occurred in the gulf coast and northeast regions of the country during the fourth quarter.  In 2012, workers’ compensation premiums and net claims liability increased $1.2 million due to the change in the nature of our coverage, and accrued wages and benefits increased $927,000 due in part to an increase in accrued payroll incentive earnings.

Investing Activities:  Net cash used by investing activities totaled $488,000 in 2012, a $360,000 increase from $129,000 in 2011. This increase was primarily related to cash consideration of $150,000 given related to the acquisition of DRS.

Financing Activities: Net cash provided by financing activities totaled $2.8 million in 2012 compared to $594,000 in 2011.  During 2012, we borrowed an additional $2.9 million from Wells Fargo Bank, N.A. through the purchasing agreement that we have with them.  Proceeds were used to fund our working capital requirements.  In addition, we paid off a note in the amount of $150,000 in connection with the acquisition of Disaster Recovery Services.

Leases on closed stores: During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. With the determination that store re-openings were unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management concluded that total lease obligations on closed stores as of December 28, 2012 and December 30, 2011 are approximately $-0- and $83,000, respectively (See Note 10).

Critical Accounting Policies

Management's Discussion and Analysis of Financial Condition and Results of Operations provides a narrative discussion of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation: In January 2012 we organized Disaster Recovery Services, Inc. (“DRS”) as a wholly owned subsidiary (see Note 2) and during the quarter ended September 28, 2012, we incurred expenses in ComStaff Transport, Inc. (“ComStaff”), a previously dormant, wholly owned entity. Accordingly, the consolidated financial statements include the accounts of Command Center, DRS, and ComStaff. Command Center operations are one reportable segment. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates:  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2012 and 2011 both consisted of 52 weeks.

Revenue Recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits. Revenues are reported net of customer credits and taxes collected from customers that are remitted to taxing authorities.

Cost of Staffing Services:  Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off as bad debt or fully reserved. At December 28, 2012 and December 30, 2011, our allowance for doubtful accounts was approximately $519,000 and $232,000, respectively.

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 3% present value interest rate to determine the amount of our reserves. We evaluate the reserves regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 28, 2012 and December 30, 2011, the carrying values of accounts receivable and accounts payable approximated their fair values.

Derivatives:  From time to time, we enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. When we enter into transactions which allow us to settle obligations by the issuance of Company securities, fair value is estimated each reporting period.

Income Taxes:  We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations. In the event that we are assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense. See Note 9 for further discussion.

Share-Based Compensation:  Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model.

Long-lived asset impairment:  Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

Business Combinations:  We account for business combinations using the purchase method of accounting to recognize and measure the identifiable assets and goodwill acquired in business combinations. Identifiable assets are recorded at fair value   at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders' of Command Center

We have audited the accompanying consolidated balance sheet of Command Center, Inc. as of fiscal year December 28, 2012, and the related statements of income, stockholders' equity, and cash flows for the fiscal year in the one year period ended December 28, 2012. Command Center, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 28, 2012, and the results of its operations and its cash flows for the year in the one year period ended December 28, 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ PMB Helin Donovan

Spokane, WA
March 21, 2013

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

MartinelliMick PLLC
Spokane, WA

April 5, 2012

Command Center, Inc.
Consolidated Balance Sheets

	December 28,	December 30,
	2012	2011
ASSETS
Current Assets
Cash	$1,632,993	$1,131,296
Restricted cash	21,295	-
Accounts receivable, net of allowance for doubtful accounts	13,701,396	8,282,737
Prepaid expenses, deposits and other	409,547	396,908
Prepaid workers' compensation	22,852	27,632
Other receivables	17,618	11,028
Current portion of workers' compensation deposits	1,200,000	798,000
Deferred tax asset	-	912,195
Total Current Assets	17,005,701	11,559,796
Property and equipment - net	609,772	383,014
Workers' compensation risk pool deposit, less current portion	506,196	130,834
Goodwill	3,306,786	2,500,000
Intangible assets - net	522,535	46,834
Total Assets	$21,950,990	$14,620,478
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$722,150	$900,174
Checks issued and payable	511,105	169,738
Factoring liability	9,051,999	6,122,665
Other current liabilities	507,122	558,821
Contingent liability	322,874	-
Accrued wages and benefits	1,713,480	785,665
Current portion of workers' compensation premiums and claims liability	2,005,579	1,186,661
Total Current Liabilities	14,834,309	9,723,724
Long-term liabilities
Warrant liabilities	599,473	983,415
Workers' compensation claims liability, less current portion	2,510,687	2,148,675
Total Liabilities	17,944,469	12,855,814
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.01 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,611,242 and 57,606,368 shares issued and outstanding, respectively	59,611	57,606
Additional paid-in capital	55,633,377	54,952,802
Accumulated deficit	(51,686,467)	(53,245,744)
Total Stockholders' Equity	4,006,521	1,764,664
Total Liabilities and Stockholders' Equity	$21,950,990	$14,620,478

Command Center, Inc.
Consolidated Statements of Income

	Fifty-two Weeks Ended
	December 28, 2012	December 30, 2011

Revenue	$98,432,059	$81,920,997
Cost of staffing services	73,538,819	63,279,203
Gross profit	24,893,240	18,641,794
Selling, general and administrative expenses	22,043,268	17,683,607
Depreciation and amortization	370,768	441,087
Income from operations	2,479,204	517,100
Interest expense and other financing expense	(804,036)	(754,761)
Change in fair value of derivative liabilities	842,256	179,369
Net income (loss) before income taxes	2,517,424	(58,292)
(Provision) benefit for income taxes	(958,147)	912,195
Net income	$1,559,277	$853,903

Earnings per share:
Basic	$0.03	$0.02
Diluted	$0.02	$0.01

Weighted average shares outstanding:
Basic	59,235,990	56,859,426
Diluted	63,124,705	61,367,518

Command Center, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock			Accumulated	Total Stockholders’
	Shares	Par Value	Shares	Par Value	APIC	Deficit	Equity

Balance, December 31, 2010	-	-	54,624,368	$54,624	$53,868,105	$(54,099,647)	$(176,918)

Common stock issued relating to the exercise of warrants	-	-	2,750,000	2,750	892,250	-	895,000
Common stock issued for services	-	-	192,000	192	71,768	-	71,960
Common stock issued for compensation	-	-	40,000	40	15,560	-	15,600
Stock based compensation expense	-	-	-	-	105,119	-	105,119
Net income for the year	-	-	-	-	-	853,903	853,903
Balance, December 30, 2011	-	-	57,606,368	57,606	54,952,802	(53,245,744)	1,764,664

Common shares issued for the acquisition of DRS, LLC	-	-	1,500,000	1,500	388,500	-	390,000
Common shares issued for contingent liability	-	-	211,874	212	70,328	-	70.540
Common stock issued for services	-	-	293,000	293	83,147	-	83,440
Stock based compensation expense	-	-	-	-	138,600	-	138,600
Net income for the year	-	-	-	-	-	1,559,277	1,559,277
Balance, December 28, 2012	-	-	59,611,242	$59,611	$55,633,377	$(51,686,467)	$4,006,521

Command Center, Inc.
Consolidated Statements of Cash Flows

	Fifty-two Weeks Ended
	December 28, 2012	December 30, 2011

Cash flows from operating activities
Net income	$1,559,277	$853,903
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	370,768	431,425
Change in allowance for doubtful accounts	287,116	(7,000)
Change in fair value of derivative liabilities	(842,256)	(179,369)
Common stock issued for services	83,440	65,360
Stock based compensation	138,600	105,119
Gain on sale of property	-	(7,500)
Changes in assets and liabilities:
Accounts receivable	(5,750,776)	(640,499)
Restricted cash	(21,295)	-
Prepaid workers' compensation	4,780	204,208
Other receivables	(6,590)	(4,361)
Prepaid expenses, deposits and other	(12,638)	(37,752)
Deferred tax asset	912,195	(912,195)
Workers' compensation risk pool deposits	(777,361)	986,090
Accounts payable	(178,024)	(646,818)
Checks issued and payable	341,367	100,978
Other current liabilities	(51,699)	(1,612)
Accrued wages and benefits	927,815	(95,976)
Workers' compensation premiums and claims liability	1,180,929	(1,215,176)
Net cash used by operating activities	(1,834,352)	(1,001,175)
Cash flows from investing activities
Purchase of property and equipment	(293,285)	(278,664)
Cash paid for acquisition of subsidiary	(150,000)	-
Cash released by lender	-	150,000
Net cash used by investing activities	(443,285)	(128,664)
Cash flows from financing activities
Net proceeds from factoring agreement	2,929,334	373,854
Payments on notes payable	(150,000)	-
Proceeds from exercise of common stock warrants	-	220,000
Net cash provided by financing activities	2,779,334	593,854
Net increase (decrease) in cash	501,697	(535,985)
Cash, beginning of period	1,131,296	1,667,281
Cash, end of period	$1,632,993	$1,131,296
Non-cash investing and financing activities
Common stock issued for subsidiary	$390,000	$-
Contingent consideration recorded in acquisition of subsidiary	$851,171	$-
Common shares issued for contingent consideration	$70,540
Note payable issued for subsidiary	$150,000	$-
Equipment received in exchange for accounts receivable	$45,000	$-
Supplemental disclosure of cash flow information
Interest paid	$571,144	$532,899
Income taxes paid	$45,951	$-

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business:  Command Center, Inc. ("Command Center”, the “Company,” “we”, "us", or “our”) is a Washington corporation initially organized in 2002. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trade’s applications. Our customers are primarily small to mid-sized businesses in the restoration, wholesale trades, manufacturing, hospitality, construction and retail industries. We currently operate 59 stores located in 24 states. Our largest 10 customers represent approximately 22% of our revenue. We operate as: Command Center, Inc., Disaster Recovery Services, Inc., and as Bakken Staffing, a dba utilized in North Dakota.

Basis of Presentation:  In January 2012 we organized Disaster Recovery Services, Inc. (“DRS”) as a wholly owned subsidiary (see Note 2) and during the quarter ended September 28, 2012, we incurred expenses in ComStaff Transport, Inc. (“ComStaff”), a previously dormant, wholly owned entity. Accordingly, the consolidated financial statements include the accounts of Command Center, DRS, and ComStaff. Command Center operations are one reportable segment. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates:  The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2012 and 2011 both consisted of 52 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2011 have been reclassified to conform to the 2012 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

Revenue Recognition:  We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed and is net of adjustments related to customer credits. Revenues are reported net of customer credits and taxes collected from customers that are remitted to taxing authorities.

Cost of Staffing Services:  Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Cash and Cash Equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 28, 2012, we held deposits in excess of FDIC insured limits of approximately $705,000.

Restricted Cash:  We maintained a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off as bad debt or fully reserved. At December 28, 2012 and December 30, 2011, our allowance for doubtful accounts was approximately $519,000 and $232,000, respectively.

Property and Equipment:  Property and equipment are recorded at cost. We compute depreciation using the straight-line method over the estimated useful lives, typically three to five years. Leasehold improvements are capitalized and amortized over the shorter of the non-cancelable lease term or their useful lives. Repairs and maintenance are expensed as incurred. When assets are sold or retired, cost and accumulated depreciation are eliminated from the consolidated balance sheet and gain or loss is reflected in the consolidated statement of income.

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

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 3% present value interest rate to determine the amount of our reserves. We evaluate the reserves regularly throughout the year and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between three and seven years.

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 28, 2012 and December 30, 2011, the carrying values of accounts receivable and accounts payable approximated their fair values.

Derivatives:  From time to time, we enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. When we enter into transactions which allow us to settle obligations by the issuance of Company securities, fair value is estimated each reporting period.

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

Earnings per Share:  We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 13,835,053 and 13,577,053 shares of common stock at December 28, 2012 and December 30, 2011, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal. At December 28, 2012 and December 30, 2011, we had 3,888,715 and 4,508,092 dilutive shares relating to vested stock options and warrants, respectively.

Share-Based Compensation:  Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model.

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the years ended December 28, 2012 and December 30, 2011, advertising cost were included in selling, general and administrative expenses were approximately $62,000 and $160,000, respectively.

Concentrations:  At December 28, 2012, we had a concentration in accounts payable where 10.9% of total balance was due to a single vendor. A reduction or loss of service from this vendor could have a material adverse effect on our results of operations and financial condition. There were no concentrations at December 30, 2011.

Long-lived asset impairment:  Long-lived assets include property and equipment and definite-lived intangible assets. Definite-lived intangible assets consist of customer relationships, trade names and non-compete agreements. Long-lived assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate that the carrying value of the assets may not be recoverable.

Business Combinations:  We account for business combinations using the purchase method of accounting to recognize and measure the identifiable assets and goodwill acquired in business combinations. Identifiable assets are recorded at fair value  at the acquisition date. Goodwill represents the excess of the purchase price over the fair value of net assets, including the amount assigned to identifiable intangible assets. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.

Checks Issued and Outstanding:  When checks drafted at a financial institution are in excess of funds on deposit at that financial institution, determined on an entity by entity level, they are presented as a current liability on the consolidated balance sheet.

Fair Value Measures:  Fair value is the price that would be received to sell an asset, or paid to transfer a liability, in the principal or most advantageous market for the asset or liability in an ordinary transaction between market participants on the measurement date. Our policy on fair value measures requires us to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The policy establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The policy prioritizes the inputs into three levels that may be used to measure fair value:

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

Our financial instruments consist principally of stock warrants and a contingent liability.

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at December 28, 2012 and December 30, 2011, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2012	2011	Input Hierarchy Level
Recurring:
Stock Warrant liability	$599,473	$983,415	Level 2
Contingent liability	322,874	-	Level 2

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. In fiscal year 2012, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

Recent Accounting Pronouncements not yet Adopted:  In July 2012, the Financial Accounting Standards Board issued guidance on testing indefinite-lived intangibles for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance will be effective for us beginning in our fiscal year 2013.

NOTE 2– ACQUISITIONS

On January 4, 2012 (effective January 1, 2012), through our wholly-owned and newly formed subsidiary DRS, we entered into an asset purchase agreement (the “Agreement”), with DR Services of Louisiana, LLC, a Louisiana limited liability company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively “DRS, LLC”). Under the terms of the Agreement, we acquired substantially all of DRS, LLC’s assets.

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

The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated our future stock price and the future revenue growth of DRS over the 8 quarters following the acquisition. The assumptions used to calculate the fair value of the contingent liability are as follows:

Command Center, Inc. future stock price	$0.50 - $2.10
DRSI quarterly revenue growth	10.0% - 40.0%

The change in fair value amounted to approximately $458,000 for the fiscal year ended December 28, 2012, and is included in the line item change in fair value of derivative liabilities in our consolidated statement of income. This gain was primarily related to the accelerated earning of the contingent consideration and an actual per share price that was lower than originally estimated by management. The original estimate assumed the contingent consideration would be earned over eight quarters where our stock price was anticipated to steadily increase over that time period. Actual results show the contingent liability was earned over four quarters, over a period where our stock price remained relatively constant. As of December 28, 2012, we have issued 211,874 shares of common stock valued at $70,540 in relation to the contingent liability.

At December 28, 2012, there were approximately 1.3 million shares issuable to the owners of DRS, LLC valued at approximately $323,000 related to contingent consideration earned and due.

As part of the agreement, the owners of DRS, LLC entered into employment agreements with us with a term of one year in which we agreed to pay them an annual salary, and a vehicle allowance. Also as part of the agreement, the owners of DRS, LLC entered into non-compete agreements with a term of two years.

Our consolidated financial statements for fiscal year 2012 reflect all DRS transactions for the entire period. Accordingly, no pro forma information for 2012 is being presented. Pro forma results of operations for the period ended December 30, 2011, as if the acquisition date of DRS, LLC had been January 1, 2011 (the first day of our 2011 fiscal year), are as follows:

	Fifty-two Weeks Ended December 30, 2011
	Command Center, Inc.	Disaster Recovery Services, Inc.	Adjustments	Pro-forma

Revenue	$81,920,997	$4,990,161	$378,419	$87,289,577
Cost of staffing services	63,279,203	4,041,961	322,541	67,643,705
Gross profit	18,641,794	948,200	55,878	19,645,872
Selling, general and administrative expenses	17,683,607	601,703	8,960	18,294,270
Depreciation and amortization	441,087	10,036	-	451,123
Income from operations	517,100	336,461	46,918	900,479
Interest expense and other financing expenses	(754,761)	-	-	(754,761)
Change in fair value of warrant liability	179,369	-	-	179,369
Net income (loss) before income taxes	(58,292)	336,461	46,918	325,087
Provision for income taxes	912,195	-	-	912,195
Net income	$853,903	$336,461	$46,918	$1,237,282
Earnings per share
Basic	$0.02	$0.22		$0.02
Diluted	$0.01	$0.22		$0.02
Weighted average shares outstanding
Basic	56,859,426	1,500,000		58,359,426
Diluted	61,367,518	1,500,000		62,867,518

The owners of DRS, LLC ran certain contracts through Environmental Resources Group, LLC. Amounts in the adjustments column relate to these contracts.

Prior to the agreement, DRS, LLC had subcontracted with us to provide temporary employment services in various disaster relief projects, such as flood recovery work, in several states.

NOTE 3– PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 28, 2012 and December 30, 2011:

	2012	2011

Leasehold improvements	$1,217,027	$1,110,634
Vehicles and machinery	224,361	-
Furniture and fixtures	298,753	283,831
Computer hardware and licensed software	290,262	218,970
Accumulated depreciation	(1,476,757)	(1,330,210)
	553,646	283,225

Software development costs	606,848	600,465
Accumulated amortization	(550,722)	(500,676)
	56,126	99,789
Total property and equipment, net	$609,772	$383,014

During the fiscal year ended December 28, 2012 and December 30, 2011, we recognized approximately $197,000 and $300,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 4– GOODWILL AND INTANGIBLE ASSETS

In 2012, we recorded an increase in goodwill of approximately $807,000 related to the acquisition of DRS (see Note 2).

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. We did not record an impairment of goodwill in fiscal years 2012 or 2011 as the estimated fair value of the reporting unit exceeded its carrying value.

The following table presents our purchased intangible assets, other than goodwill, for the fiscal years ended December 28, 2012 and December 30, 2011:

	2012	2011

Customer relationships	$1,545,096	$937,000
Trade names and other	41,780	-
Accumulated amortization	(1,064,341)	(890,166)
Intangible asset, net	$522,535	$46,834

During the fiscal year ended December 28, 2012 and December 30, 2011, we recognized approximately $174,000 and $141,000, respectively, of amortization expense related to intangible assets.

We obtained our amortizable intangible asset as a result of the acquisition of DRS in 2012 (see Note 2) and the acquisition of on-demand labor stores in 2006 and 2007.

NOTE 5– FACTORING AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million on December 28, 2012 and $14 million on December 30, 2011. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due. Prior to November 13, 2012, eligible accounts receivable were generally defined to include accounts that were not more than sixty days past due.

Net accounts receivable sold pursuant to this agreement at December 28, 2012 and December 30, 2011 were approximately $9.1 million and $6.1 million, respectively. The term of the current agreement is for the period ending April, 2014. The current agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate (LIBOR) plus 5.5%, with a floor of 6.25% per annum. At December 28, 2012 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets.

The agreement contains a covenant that requires the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 28, 2012 and December 30, 2011, we were in compliance with this covenant.

NOTE 6– WORKERS’ COMPENSATION INSURANCE AND RESERVES

On April 1, 2012 we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer. For workers' compensation claims originating in the monopolistic jurisdictions of Washington and North Dakota we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. We also obtain full coverage in New York under a policy issued by the State Fund of New York. Accordingly, our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

From April 1, 2011 to March 31, 2012 our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan, which is in contrast to our current and previous coverage where we are and were substantially self-insured through a large deductible policy. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Our previous workers’ compensation coverage was a large deductible policy where we had primary responsibility for claims under the policy. Our previous workers’ compensation carriers provide insurance for covered losses and expenses in excess of $250,000 per claim.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $4.1 million and $4.2 million for the years ended December 28, 2012 and December 30, 2011, respectively.

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

 Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $715,000. When we transitioned to Zurich, we negotiated an arrangement where we now remit payments to the insurer in the amount of $25,000 each week to maintain a sufficient deposit with them. At December 28, 2012, our deposit with this previous insurer was approximately $422,000.

For the two year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. In 2011 we received notice from AIG requesting additional collateral based upon initial contractual agreements in the amount of approximately $3.1 million relating to prior policy years.  Using third party actuarial analyses and considering the adjustments referenced above, we estimate that we may be under-collateralized with AIG by up to $500,000. At December 28, 2012, our risk pool deposit with AIG was approximately $379,000. All liabilities associated with these claims are fully reserved on our consolidated balance sheet.

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

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves, net of the discount; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $4.1 million and $4.2 million in the fiscal years ended December 28, 2012 and December 30, 2011, respectively.

	2012	2011
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$928,834	$1,914,924
Additional workers’ compensation deposits made during the period	1,850,000	879,238
Deposits applied to payment of claims during the period	(1,072,639)	(1,805,328)
Refunds received	-	(60,000)
Deposits available for future claims at the end of the period	$1,706,195	$928,834

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$2,946,675	$4,099,000
Claims paid during the period	(1,626,182)	(1,311,158)
Additional future claims liabilities recorded during the period	2,390,432	158,833
Estimated future claims liabilities at the end of the period	$3,710,925	$2,946,675

The workers’ compensation risk pool deposits are classified as current and non-current assets on the consolidated balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying consolidated financial statements.

NOTE 7– STOCKHOLDERS’ EQUITY

Issuance of Common Stock:   In the fiscal year ending December 28, 2012, we issued 1,711,874 shares of common stock in relation to the acquisition of DRS (see Note 2).

We issued 153,000 shares of common stock valued at approximately $47,000 to our investor relations firm as partial payment for their investor relations fees. The average price of the shares issued was $0.31. The shares were recorded as an expense when earned and issuable.

We issued 140,000 shares of common stock valued at approximately $36,000 to the outside members of our Board of Directors for partial payment of their services.

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

In the fiscal year ended December 31, 2010, we issued 5,250,000 shares of common stock in a private placement at a price of $0.08 per unit. Units consisted of one share of common stock and one-half of one common stock purchase warrant. Our former CEO purchased 2,750,000 of those units. A detail of the warrant term and exercise price follows:

Exercise Price	Ending Period of Exercise Price

$0.08	March 15, 2011
$0.16	March 15, 2012
$0.32	March 15, 2013
$0.50	March 15, 2014
$1.00	March 15, 2015

The following warrants for our common stock were issued and outstanding on December 28, 2012 and December 30, 2011, respectively:

	2012	2011

Warrants outstanding at beginning of year	12,137,803	14,887,803
Issued	-	-
Exercised	-	(2,750,000)
Cancelled	(250,000)	-
Warrants outstanding at end of year	11,887,803	12,137,803

A detail of warrants outstanding at December 28, 2012 is as follows:

	Number	Expiration Date

Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.32 and $1.00 per share	1,375,000	4/15/13 to 4/15/15
	11,887,803

Of the warrants outstanding, 4.2 million are defined as a derivative instrument and the fair value of these warrants are estimated each period using the Black-Scholes pricing model. The assumptions used to calculate the fair values are as follows:

	December 28, 2012	December 30, 2011

Expected term (years)	1.3	2.3
Expected volatility	95.2%	106.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.2%	0.3%

The change in fair value amounted to approximately $384,000 and $179,000 for the year ended December 28, 2012 and December 30, 2011, respectively. These changes are included in the line item change in fair value of derivative liabilities in our consolidated statement of income.

NOTE 8– STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers, directors, as well as advancing our own interests.

During 2012, we granted 1,875,000 stock options to employees, officers and directors exercisable at $0.41, which expire on May 9, 2017. In 2011, we granted 3,677,000 stock options to employees, officers and directors exercisable at a price between $0.17 and $0.40, which expire between October 5, 2013 and May 5, 2015. Options granted in 2011 have terms of three to five years from the date of grant. Options granted in 2012 vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. The vesting schedule varied on options granted during fiscal year 2011 with 625,000 options being fully vested upon grant and 3,052,000 options vesting over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years.

The following table reflects the summary of stock options outstanding at December 31, 2010 and changes during the fiscal years ended December 30, 2011and December 28, 2012:

	Number of Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share	Aggregate Intrinsic Value

Outstanding, December 31, 2010	3,258,000	$0.20	$0.17	$1,068,870
Forfeited	(166,000)	0.17	0.15	(54,060)
Outstanding, December 30, 2011	3,092,000	0.20	0.17	1,014,810
Granted	1,875,000	0.41	0.33	768,750
Forfeited	(281,750)	0.28	0.24	(6,010)
Expired	(602,250)	0.30	0.22	(3,090)
Outstanding, December 28, 2012	4,083,000	0.20	0.17	$1,774,460

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

December 28, 2012
Expected term (years)	5.0
Expected volatility	116.9%
Dividend yield	0.0%
Risk-free rate	0.8%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the post vesting effects due to turnover. During the fiscal year ended December 28, 2012 and December 30, 2011, we recognized share-based compensation expense of approximately $139,000 and $105,000 relating to the issuance of stock options, respectively.

The following table reflects a summary of our nonvested stock options outstanding at December 31, 2010 and changes during the fiscal years ended December 30, 2011 and December 28, 2012:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value

Nonvested, December 31, 2010	2,633,000	$0.17	$0.15	$1,026,870
Vested	(814,250)	0.17	0.15	(212,278)
Forfeited	(166,000)	0.17	0.15	(75,810)
Nonvested, December 30, 2011	1,652,750	0.17	0.15	738,782
Granted	1,875,000	0.41	0.33	768,750
Vested	(510,250)	0.17	0.15	(17,910)
Forfeited	(281,750)	0.28	0.24	(6,010)
Nonvested, December 28, 2012	2,735,750	0.17	0.15	$1,483,612

As of December 28, 2012, there was unrecognized share-based compensation expense totaling approximately $433,000 relating to non-vested options that will be recognized over the next 2.36 years.

The following summarizes information about the stock options outstanding at December 28, 2012:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value

Outstanding	4,083,000	$0.28	3.15	$608,603
Exercisable	1,347,250	0.18	2.23	44,890

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 1.0 million shares of common stock to employees. No options or shares have been issued pursuant to this plan.

NOTE 9– INCOME TAX

The provision for deferred income taxes is comprised of the follows:

	December 28, 2012	December 30, 2011
Deferred tax assets
Workers’ compensation claims liability	$1,444,000	$1,178,000
Other assets	79,000	124,000
Net operating loss	5,460,000	5,953,000
Store closure reserve	-	49,000
AMT credit	39,000	-
Property, plant, equipment and intangibles	238,000	233,000
Bad debt reserve	202,000	93,000
Total deferred tax assets	$7,462,000	$7,630,000
Deferred tax liabilities
Total Liabilities	-	-
Net deferred tax asset	$7,462,000	$7,630,000
Valuation allowance	(7,462,000)	(6,717,805)
Total deferred tax asset net of valuation allowance	$-	$912,195

At December 28, 2012, we revised our estimate relating to our ability to utilize our net operating losses to offset expected future income and we fully offset the deferred tax asset by a valuation allowance because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.  At December 30, 2011, we estimated that $912,195 would be utilized in the coming year, and we still expect that to be the case. However, at this time, we do not have sufficient information or expectations that all of the deferred tax assets currently available can be realized.  Management does not believe that information is available to support a reduction in the valuation allowance based upon the more likely than not test of future utilization of these deferred tax attributes.  Based upon our future results of operations, management will review the future utilization of the deferred tax attributes annually.

Our federal and state net operating loss carryover of approximately $14.0 million will expire in the years 2022 through 2032. Our charitable contribution carryover will expire in the years 2012 through 2018. The net change in the valuation allowance account from December 30, 2011 to December 28, 2012 was an increase of approximately $744,000.

Management estimates that our combined federal and state tax rates will be approximately 39%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 28, 2012		December 30, 2011

Income tax expense (benefit) based on statutory rate	$856,000	34%	$(20,000)	35%
Permanent differences	(202,000)	-8%	101,000	174%
State income taxes expense net of federal taxes	215,000	9%	(3,000)	-5%
Change in valuation allowance	744,000	30%	(990,000)	-1,699%
AMT credit	39,000	2%	-	0%
Other	(694,000)	-28%	-	0%
Total taxes (benefits) on income	$958,000	38%	$(912,000)	-1,564%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2009 through 2012.  We record interest and penalties as interest expense on the consolidated financial statements.

NOTE 10– COMMITMENTS AND CONTINGENCIES

We presently lease office space for our corporate headquarters in Coeur d’Alene, Idaho. In August 2012, we executed the lease on this facility for a three year term, expiring September 14, 2015, with an option to renew for an additional three years. We pay approximately $4,000 per month for use of the building.  Pursuant to the lease, as the sole occupant of the property we are responsible for payment of typical triple net charges for property taxes, insurance and maintenance.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 28, 2012 are:

Year	Operating Lease Obligation
2013	$545,619
2014	358,388
2015	253,999
2016	136,163
2017	10,052
Total	$1,304,221

Legal Proceeding:  On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act.  This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of ours was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act.  Trident Seafoods alleges we have a contractual duty to pay workers’ compensation benefits for the injured “borrowed” employee.  We believe the claims asserted by Trident are unfounded and intends to vigorously defend this case.

Leases on closed stores:  During 2008 and 2009, we closed a number of stores in response to economic conditions and a general downturn in business opportunities in certain markets. Management continued to evaluate opportunities in those markets and held out hope for a recovery that would allow us to reopen the closed stores. During the first quarter of 2009, management assessed the likelihood of reopening the closed stores in the next twelve months as remote. As a result, we began negotiating with landlords for termination of the closed store leases. With the determination that store re-openings were unlikely, we recorded a reserve for closed store leases. This amount represents Management’s best estimate of the amounts we are likely to pay in settlement of the outstanding lease obligations on the closed stores. Management concluded that total lease obligations on closed stores as of December 28, 2012 and December 30, 2011 are approximately $-0- and $83,000, respectively.

NOTE 11– SUBSEQUENT EVENTS

On February 22, 2013, our Board of Directors named Frederick Sandford as our President and Chief Executive Officer. As part of his employment agreement, Mr. Sandford was awarded 1.5 million options valued at approximately $241,000 which vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the consolidated financial statement presentation were required by the accountants.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of, our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 28, 2012, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Documentation of proper accounting procedures is not complete and some of the documentation that exists has not been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system. Additionally, we did not have a system in place for verification of third-party deposits. Not all fully implemented fundamental elements of an effective control environment were present as of December 28, 2012, including formalized monitoring procedures.

Management determined the major factors contributing to our material weakness were related to turnover and training of accounting personnel.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 28, 2012.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3901 N. Schreiber Way, Coeur d’Alene, Idaho 83815. All of these individuals are citizens of the United States. Our Board of Directors currently consists of five directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed by the Board. No family relationships exist among any of the directors or executive officers of the Company, except that Todd Welstad is the son of Glenn Welstad, our former CEO and President (1).

Frederick Sandford, age 51	Chief Executive Officer and President
Dan Jackson, age 59	Chief Financial Officer
Todd Welstad, age 44	Chief Operating Officer, Chief Information Office, Executive Vice President, and Director
Ronald L. Junck, age 65	Executive Vice President, Secretary and General Counsel
John Schneller, age 46	Director
Jeff Wilson, age 52	Director
Ralph E. Peterson, age 79	Director
J.D. Smith, age 42	Director
_________
(1)	On February 19, 2013, Glenn Welstad submitted his resignation as President, Chief Executive Office and as a Director.

Frederick J. Sandford, 51, was appointed as President and Chief Executive Officer of Command Center, Inc. on February 22, 2013. Mr. Sandford has experience leading companies in transition and all phases of growth. Since 2005, he has served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection.  Earlier in his career he founded, built and grew a private security enterprise that led to a successful exit.  He also founded, built and successfully sold a liquid waste company.  Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company.  He is a former US Navy SEAL. He earned a BA in Psychology from the University of Massachusetts at Amherst.

Todd Welstad, 44, is our Chief Operating Officer, Chief Information Office, Executive Vice President, and a Director. He has served as CIO and director since 2003 and COO since May, 2009. Mr. Welstad served as Chief Information Officer of Labor Ready, Inc. from August 1993 through 2001. Before joining us, Mr. Welstad worked in the temporary labor industry as owner/operator and was employed by Harborview Software, Inc., as Vice President in the development of the software used in temporary labor store operations. Todd Welstad is the son of Glenn Welstad.

Dan Jackson, 59, is our Chief Financial Officer.  Prior to joining Command Center, Mr. Jackson, served from November 2010 until August 2011 with Red Lion Hotels Corporation as Executive Vice President, Chief Financial Officer. Prior to joining Red Lion Hotels Corporation, Mr. Jackson was Executive Vice President and CFO for KinderCare Learning Centers, Inc. and its successor, Knowledge Learning Corporation from November 2002 to June 2006. Mr. Jackson held the position of Senior Vice President of Finance for KinderCare Learning Centers, Inc. from October 1999 to October 2002 having joined the company as Vice President of Financial Control and Planning in March 1997. Prior to KinderCare from September 1994 to February 1997, Mr. Jackson was Vice President and Controller for Red Lion Hotels, Inc. when it was held by Kohlberg Kravis Roberts & Co. During his 12 year tenure at Red Lion, he was responsible for the financial operations of over 50 hotels and was instrumental in that company’s initial public offering and subsequent sale to Doubletree Hotels. Mr. Jackson brings over 30 years of senior level finance to Command Center.

Ronald L. Junck, 65, has been our Executive Vice President, Secretary and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

John Schneller, 46, was appointed to the Board on June 23, 2008. Mr. Schneller is currently a Managing Director at the investment banking firm of Grandwood Securities, LLC. Prior to joining Grandwood, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail. Prior to Knott Partners, Mr. Schneller served from 2000-2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 - 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and merchant bank, where he focused on Business Services, IT Services and Marketing Services as well as select software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 - 1997, where he focused on Business Services and Photography and Electronic Imaging. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, a Master's degree in Public Administration from Suffolk University and a Master's degree in Business Administration from the Johnson Graduate School of Management at Cornell University.

Jeff Wilson, 52, has been appointed as director of Command Center, Inc., effective September 21, 2010. Since March of 2013 Mr. Wilson has served as the Chief Financial Officer of Acumatica. Prior to that, Mr. Wilson has served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington for six years. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining the company, Mr. Wilson had served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson had served as a manager with the accounting firm, Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

Ralph E. Peterson, 79, was appointed to the Board as an independent director in November 2007 and previously served as our Chief Financial Officer from April, 2009 to October 2010, and again in February, 2011 to May 2012. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. From year to year, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee's Food Company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and franchised restaurants. Mr. Peterson received his Master's in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

J.D. Smith, 42, has been appointed as a member of the Board of Directors of Command Center, Inc., effective December 10, 2012.  Mr. Smith has worked in real estate investment, construction and development since 1982.  In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license.  In 1993 he graduated from ASU with a Bachelors of Science degree in Real Estate. He lives in Phoenix, AZ since 1987 and has two daughters aged 16 and 18.  From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc. and JD Smith Development, LLC.  From 2008 until 2012 he was the Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona.   Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of the real estate and investment and development businesses.  He serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions.

Committees of the Board of Directors

Our Board of Directors established three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The composition and function of each of our committees complies with the rules of the Securities and Exchange Commission that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted a charter for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Charters for each committee are available on our website at www.commandonline.com . The charter of each committee is also available in print to any shareholder who requests it. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating and Corporate Governance
Jeff Wilson (Chair)	John Schneller (Chair)	J.D. Smith (Chair)
Ralph E. Peterson	Ralph E. Peterson	Ralph E. Peterson
John Schneller	Jeff Wilson	Jeff Wilson
John Schneller

The committees are described below.

Audit Committee:  Jeff Wilson (Chairman), John Schneller and Ralph Peterson currently serve on the Audit Committee. The Meetings to review our quarterly and annual filings were held each quarter, and several remote meetings were held to discuss the December 28, 2012 audit and the preparation of the consolidated financial statements for the period then ended. The Audit Committee held four formal meetings in 2012 and five in 2011.

Our Board of Directors has determined that Mr. Wilson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee:  John Schneller (Chairman), Ralph Peterson and Jeff Wilson currently serve on the Compensation Committee. The Board first appointed the Compensation Committee in December 2008. The Compensation Committee met on four occasions in 2012 and five in 2011 and  acted by unanimous written consent one  time. The Compensation Committee is comprised of three non-employee director. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee:  J.D. Smith (Chairman), Ralph Peterson, Jeff Wilson and John Schneller currently serve on the Nominating and Corporate Governance Committee. The Board first appointed members of the Nominating and Corporate Governance Committee in December 2009. The Nominating and Corporate Governance Committee met on one occasion in 2012 and once in 2011,

Executive Officers

Each of our executive officers are appointed by our Board of Directors.

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

Based on these standards and information provided by the Director and Officers, the Board determined that John Schneller, Jeff Wilson and J.D. Smith, all non-employee directors, are independent and have no material relationship with the Company, except as directors and John Schneller and Jeff Wilson as shareholders of the Company.

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

In addition, based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: (a) Todd Welstad is not independent because he is our Chief Information Officer and Chief Operating Officer, (b) Ralph E. Peterson is not independent because he is our former Chief Financial Officer.

Director Compensation

The following table summarized the cash, equity awards, and all other compensation earned by each of our non-employee directors during the year ended December 28, 2012.

Name	Fees Earned	Stock Award (1)	Option Award (2)	All Other	Total
Ralph E. Peterson	$20,000	$10,400	$13,326	$-	$43,726
Jeff Wilson	20,000	10,400	34,981	-	65,381
John Schneller	20,000	10,400	13,326	-	43,726
J.D. Smith (3)	-	5,200	-	-	5,200
___________
(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2012 in accordance with GAAP. This amount represents shares awarded for service in 2011 and 2012, except for Mr. Smith, where this amount only represents shares issued for services in 2012. The amounts were calculated using the closing price of our stock on the grant date.

(2)
This column represents the grant date fair value of options awarded to each non-employee director in 2012 in accordance with GAAP. The amounts were calculated using the Black-Scholes pricing model. Mr. Peterson and Mr. Schneller were awarded 40,000 options and Mr. Wilson was awarded 105,000 options. Options vest at a rate of 25% each anniversary date over the next four years.

(3)	On December 10, 2012, the Board appointed Mr. Smith to the Board of Directors.

Related Person Transactions Policy and Procedures

As set forth in the written charter of the Audit Committee, any related person transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related persons include any director or executive officer, certain shareholders and any of their “immediate family members” (as defined by SEC regulations). In addition, the Board of Directors determines on an annual basis which directors meet the definition of independent director under the Nasdaq Listing Rules and reviews any director relationship that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Code of Ethics

We have prepared a Code of Ethics applicable to all directors and employees of the Company and a separate Code of Ethics applicable to our principal executive officer, principal financial officer and principal accounting officer that is designed to comply with the requirements of the Sarbanes-Oxley Act of 2002. The draft Codes of Ethics are intended to be submitted to the Board of Directors for adoption at a regular meeting.

We intend to disclose our Codes of Ethics, and any subsequent amendments thereto, (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, on our website at www.commandonline.com once such Codes of Ethics are adopted.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities (“Reporting Persons”) to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 28, 2012. Based solely upon a review of the copies of Section 16(a) forms received by us, the Reporting Persons have not all complied  on each occasion with applicable filing requirements.

Indemnification

The Company’s By-Laws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The Board of Directors and Compensation Committees responsibilities relating to the compensation of our Chief Executive Officer and other executives and directors includes (a) reviewing and reporting on the continuity of executive leadership for our Company; (b) approving the compensation structure for our CEO; and (c) reviewing the compensation structure for each of our other Named Executive Officers (NEOs) as listed under Item 11, Executive Compensation  Summary Compensation Table below.

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

Annual Bonus:  In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established by the Compensation Committee prior to the beginning of each fiscal year. The Compensation Committee objectives for 2012 are based upon positive cash flow for the Company. Under these objectives, 35% of cash flow for the fiscal year comprises the bonus pool available for allocation among the NEOs, subject to a maximum limit for each NEO equal to base salary.  We may increase the annual bonus paid to our NEO's at our discretion. Any annual bonuses must be approved by the Compensation Committee.

Equity and Other Compensation:  We offer $20,000 of Company paid life insurance to most employees, including officers.

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

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 28, 2012, and December 30, 2011 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	All other compensation	Total
Glenn Welstad	2012	$200,000	$107,082	$-	$-	$-	$-	$307,082
Former Chief Executive Officer and Director (1)	2011	143,077	-	-	-	-	-	143,077

Todd Welstad	2012	185,000	133,738	-	33,315	-	-	352,053
Director and Chief Information Officer	2011	146,827	75,937	-	-	-	-	222,764

Dan Jackson (2)	2012	130,110	93,810	-	166,575	-	8,027	398,522
Chief Financial Officer	2011	-	-	-	-	-	-	-

Ron Junck	2012	185,000	99,050	-	-	-	-	284,050
Executive Vice President, General Counsel and a former Director	2011	157,250	-	-	-	-	-	157,250

Ralph E. Peterson (3)	2012	74,000	-	-	13,326	-	-	87,326
Director and former Chief Financial Officer	2011	-	-	-	-	-	-	-

Jeff R. Mitchell (4)	2012	-	64,904	-	-	-	77,019	141,923
Former Director and Chief Financial Officer	2011	185,000	155,875	-	-	-	-	340,875
___________
(1)	Glenn Welstad resigned effective February 19, 2013.

(2)
Dan Jackson was appointed Chief Financial officer when Mr. Peterson resigned his employment in 2012. He did not receive any compensation in 2011 and his 2012 annual salary is $185,000. Other compensation paid to Mr. Jackson relates to commuting expenses paid on his behalf.

(3)	Ralph Peterson was appointed Chief Financial Officer when Mr. Mitchell effectively ended his employment in 2011. He did not receive any compensation in 2011 and his 2012 annual salary was $185,000.

(4)	Other compensation for Mr. Mitchell in 2012 relates to severance.

		Option awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Glenn Welstad	5/6/2010	250,000	250,000	$0.19	5/5/2015
Todd Welstad	5/6/2010	150,000	150,000	0.17	5/5/2015
	5/10/2012	100,000	-	0.41	5/9/2017
Dan Jackson	5/10/2012	500,000	-	0.41	5/9/2017
Ron Junck	5/6/2010	125,000	125,000	0.17	5/5/2015
Ralph E. Peterson	5/6/2010	250,000	-	0.17	5/5/2015

Option Exercises

During our fiscal year ended December 28, 2012, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

There are no executive employment agreements with Glenn Welstad, former Chief Executive Officer, Todd Welstad, Executive Vice President Chief Operating Officer and Chief Information Officer, nor are there presently any executive employment agreements with Dan Jackson, Chief Financial Officer or with Ronald Junck, Executive Vice President and General Counsel. We do not anticipate entering into new executive employment agreements with Glenn Welstad, Todd Welstad, Dan Jackson and Ronald Junck.

We do have an Employment Agreement with our new Chief Executive Officer and President. On February 22, 2013, we entered into an Employment Agreement  with Frederick Sanford (the “Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $175,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) We will make an initial grant of unvested options to acquire 1,500,000 shares of common stock. The options will vest in 4 equal annual installments of 375,000 options, effective beginning on the Vesting Commencement Date as set forth in the Notice of Stock Option Award. (iv) If there is a change in control (as defined in the Agreement), Mr. Sandford will continue to receive his Base Salary and Annual Bonus for 24 months after termination, together with vesting of all options granted pursuant to the Agreement. In the event of termination without cause (as defined in the Agreement), Mr. Sandford would continue to receive his Base Salary for the longer of: 18 months following termination or the remainder of the then current Agreement. (v) Noncompetition and confidentiality provisions are applicable under the Agreement. (vi) The effective date of the Agreement is February 22, 2013 and continues for two years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

During his tenure, Glenn Welstad received a base salary of $200,000 per year, effective September 2011, and was entitled to performance-based compensation in an amount set by our Board of Directors. Dan Jackson receives a base salary of $185,000 per year and is entitled to performance-based compensation in an amount set by the Board. Todd Welstad and Ronald Junck each receive a base salary of $185,000 per year, effective September 2011, plus performance based compensation as set by the Board. All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 59,611,242 shares of common stock issued and outstanding as of December 28, 2012.

Security Ownership of Non-Management Owners

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Glenn Welstad (1)	Common Stock	11,609,273	19.5%
Jerry Smith	Common Stock	11,303,813	19.0%
_________
(1)
Includes 9,299,795 shares held outright, 809,478 shares held indirectly, and options and warrants to purchase 1,500,000 shares. Mr. Welstad resigned as an office and director effective February 19, 2013.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Todd Welstad (3)	Common Stock	1,639,601	2.8%
Dan Jackson (4)	Common Stock	125,000	0.2%
Ronald Junck (5)	Common Stock	2,571,590	4.3%
Ralph E. Peterson (6)	Common Stock	700,000	1.2%
John Schneller (7)	Common Stock	181,435	0.3%
Jeff Wilson (8)	Common Stock	66,250	0.1%
All Officers and Directors as a Group	Common Stock	5,283,876	8.9%
_________
(1)	The address of the NEOs and Directors is: care of Command Center, Inc., 3901 N. Schreiber Way, Coeur d’Alene, ID 83815.

(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 22, 2013.

(3)	Includes 1,060,457 shares held outright, 329,144 shares held indirectly, and options to purchase 250,000 shares.

(4)	Includes options to purchase 125,000 shares

(5)	Includes 2,384,090 shares held outright and options to purchase 187,500 shares.

(6)	Includes 440,000 shares held outright and options to purchase 260,000 shares.

(7)	Includes 55,000 shares held outright and warrants held indirectly to purchase 126,435.

(8)	Includes 40,000 shares held outright and options to purchase 26,250 shares.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Employee Stock Incentive Plan and the Employee Stock Purchase Plan.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of us.

Indebtedness of Management

No Director or executive officer or nominee for Director, or any member of the immediate family of such has been indebted to the Company during the past year.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Our Board has previously reviewed and approved the following Related Party Transactions:  None noted.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected PMB Helin Donovan and MartinelliMick PLLC, as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ending December 28, 2012 and December 30, 2011, respectively.

The following table summarizes the fees that PMB Helin Donovan and MartinelliMick PLLC, charged us for the listed services during 2012 and 2011:

Type of fee:	2012	2011
Audit fees (1)	$140,254	$84,000
Audit related fees (2)	-	-
Tax fees (3)	26,143	-
All other fees (4)	7,150	1,491
Total	$173,546	$85,491

(1)
Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s consolidated financial statements and reviews of our quarterly consolidated financial statements.

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

Our Audit Committee reviewed the audit and tax services rendered by PMB Helin Donovan and MartinelliMick PLLC, and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use PMB Helin Donovan or MartinelliMick PLLC for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements, or generates information that is significant to our financial statements, are provided internally.  We do not engage PMB Helin Donovan or MartinelliMick PLLC to provide compliance outsourcing services.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this report on Form 10-K or incorporated by reference:

(1)	Our consolidated financial statements can be found in Item 8 of this report.

(2)
Consolidated Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the consolidated financial statements or related notes).

(3)	The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description

3.1	Articles of Incorporation: previously filed as Exhibit 3.1 to Form SB-2 dated May 7, 2001, and incorporated herein by reference.
3.2	Amendment to the articles of incorporation: previously filed as Exhibit 3.1 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
3.3	Amendment to the articles of incorporation – previously filed as Exhibit 3.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
3.4	Bylaws: Previously filed as Exhibit 3(b) to Form SB-2 dated May 7, 2001 and incorporated herein by reference.
3.5	Amendment to Bylaws: previously filed as Exhibit 3.2 to Form 8-K dated November 16, 2005 and incorporated herein by reference.
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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.6	Employment agreement with Jeff R. Mitchell previously filed as Exhibit 10.6 to Form 8-K dated October 22, 2010 and incorporated herein by reference.
10.7	Resignation of Glenn Welstad previously filed as Exhibit 10.6 to Form 8-K dated February 22, 2013 and incorporated herein by reference.
10.8	Employment Agreement with Frederick Sandford previously filed as Exhibit 10.6 to Form 8-K dated February 28, 2013 and incorporated herein by reference.
23.1	Consent of PMB Helin Donovan
23.2	Consent of MartinelliMick PLLC
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Financial and Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Financial and Accounting Officer-Section 906 Certification
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document
______________
(1)
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

COMMAND CENTER, INC.

/s/ Frederick Sandford	Chief Executive Officer	Frederick Sandford	March 21, 2013
Signature	Title	Printed Name	Date

/s/ Dan Jackson	Chief Financial Officer	Dan Jackson	March 21, 2013
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Todd Welstad	Director	Todd Welstad	March 21, 2013
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Director	Jeff Wilson	March 21, 2013
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Director	Ralph E. Peterson	March 21, 2013
Signature	Title	Printed Name	Date

/s/ John Schneller	Director	John Schneller	March 21, 2013
Signature	Title	Printed Name	Date

/s/ J.D. Smith	Director	J.D. Smith	March 21, 2013
Signature	Title	Printed Name	Date