Form 10-Q
period 2013-03-31
Command Center, Inc.
filed 2013-05-08
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2013

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____to_____

 Commission file number: 000-53088

COMMAND CENTER, INC.
  (Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. Schreiber Way, Coeur d‘Alene, ID	83815
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450
  (Registrant's Telephone Number, including Area Code)

 ____________________________________________________________
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at May 7, 2013:  59,611,242

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 29, 2013	December 28, 2012
ASSETS	(unaudited)
Current Assets
Cash	$848,578	$1,632,993
Restricted cash	17,313	21,295
Accounts receivable, net of allowance for doubtful accounts	10,919,142	13,701,396
Prepaid expenses, deposits and other	325,860	409,547
Prepaid workers' compensation	-	22,852
Other receivables	17,799	17,618
Current portion of workers' compensation deposits	1,000,000	1,200,000
Total Current Assets	13,128,692	17,005,701
Property and equipment - net	563,672	609,772
Workers' compensation risk pool deposit, less current portion	861,788	506,196
Goodwill	3,306,786	3,306,786
Intangible assets - net	487,551	522,535
Total Assets	$18,348,489	$21,950,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$506,328	$722,150
Checks issued and payable	579,120	511,105
Account purchase agreement facility	6,670,725	9,051,999
Other current liabilities	291,452	507,122
Contingent liability	-	322,874
Accrued wages and benefits	1,659,089	1,713,480
Current portion of workers' compensation premiums and claims liability	1,195,175	2,005,579
Total Current Liabilities	10,901,889	14,834,309
Long-Term Liabilities
Warrant liabilities	543,717	599,473
Workers' compensation claims liability, less current portion	2,512,230	2,510,687
Total Liabilities	13,957,836	17,944,469
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,611,242 shares issued and outstanding	59,611	59,611
Additional paid-in capital	56,005,303	55,633,377
Accumulated deficit	(51,674,261)	(51,686,467)
Total Stockholders' Equity	4,390,653	4,006,521
Total Liabilities and Stockholders' Equity	$18,348,489	$21,950,990
See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income (Operations)
(unaudited)

	13 Weeks Ended
	March 29, 2013	March 30, 2012

Revenue	$19,904,718	$19,093,681
Cost of staffing services	14,685,127	14,452,123
Gross profit	5,219,591	4,641,558
Selling, general and administrative expenses	4,953,830	4,319,335
Depreciation and amortization	89,011	120,463
Income from operations	176,750	201,760
Interest expense and other financing expense	(220,300)	(147,073)
Change in fair value of derivative liability	55,756	(616,183)
Net loss before income taxes	12,206	(561,496)
(Provision) benefit for income taxes	-	-
Net income (loss)	$12,206	$(561,496)

Earnings per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	59,611,242	59,044,786
Diluted	62,644,642	59,044,786

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	13 Weeks Ended
	March 29, 2013	March 30, 2012
Cash flows from operating activities
Net income (loss)	$12,206	$(561,496)
Adjustments to reconcile net loss to net cash provided by operations:
Depreciation and amortization	89,011	120,463
Change in allowance for doubtful accounts	39,159	(28,704)
Change in fair value of derivative liabilities	(55,756)	616,183
Common stock issued for interest and services	-	12,600
Stock based compensation	49,052	18,323
Changes in assets and liabilities:
Accounts receivable – trade	2,743,095	(862,822)
Restricted cash	3,982	-
Prepaid workers' compensation	22,852	11,881
Other receivables	(181)	(568)
Prepaid expenses, deposits and other	83,687	52,897
Workers' compensation risk pool deposits	(155,593)	116,371
Accounts payable	(215,822)	(530,745)
Checks issued and payable	68,015	275,651
Other current liabilities	(215,670)	(99,197)
Accrued wages and benefits	(54,391)	832,875
Workers' compensation premiums and claims liability	(808,859)	217,172
Net cash provided by operating activities	1,604,787	190,884
Cash flows from investing activities
Purchase of property and equipment	(7,928)	(70,404)
Cash paid for acquisition of subsidiary	-	(150,000)
Net cash used by investing activities	(7,928)	(220,404)
Cash flows from financing activities
Repayments to account purchase agreement facility	(2,381,274)	(144,752)
Payments on notes payable	-	(50,000)
Net cash used by financing activities	(2,381,274)	(194,752)
Net decrease in cash	(784,415)	(224,272)
Cash, beginning of period	1,632,993	1,131,296
Cash, end of period	$848,578	$907,024
Non-cash investing and financing activities
Common stock issued for subsidiary	$-	$390,000
Contingent consideration recorded in acquisition of subsidiary	$-	$851,727
Note payable issued for subsidiary	$-	$150,000
Shares to be issued for contingent consideration	$322,874	$-
Supplemental disclosure of cash flow information
Interest paid	$141,171	$101,065
Income taxes paid	$-	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (Command, us, we, or our) in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 28, 2012.

Consolidation: The consolidated financial statements include the accounts of Command and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications: Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or loss, or accumulated deficit as previously reported.

Cash and Cash Equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. As of March 29, 2013 and December 28, 2012, we held deposits in excess of FDIC insured limits of approximately $456,000 and $705,000, respectively.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at March 29, 2013 and December 28, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 29, 2013	December 28, 2012	Input Hierarchy Level
Recurring:
Warrant liabilities	$543,717	$599,473	Level 2
Contingent liability	$-	$322,874	Level 2

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended March 29, 2013, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

Recent Accounting Pronouncements not yet Adopted:  In July 2012, the Financial Accounting Standards Board issued guidance on testing indefinite-lived intangibles for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The new guidance is effective for us beginning in our fiscal year 2013.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive. Total outstanding common stock equivalents at March 29, 2013 and March 30, 2012 were 13,230,053 and 13,524,803, respectively.

Diluted common shares outstanding were calculated as follows:

	March 29, 2013	March 30, 2102
Weighted average number of common shares used in basic net income (loss) per common share	59,611,242	59,044,786
Dilutive effects of outstanding stock warrants	2,734,228	-
Dilutive effects of vested stock options	299,172	-
Weighted average number of common shares used in diluted net income (loss) per common share	62,644,642	59,044,786

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

Net accounts receivable sold pursuant to our account purchase agreement were approximately $6.7 million, and the facility maximum was $15 million, at March 29, 2013. At March 29, 2013 the effective interest rate pursuant to this agreement was 6.25% and is payable on the actual amount advanced or $3 million, whichever is greater.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At March 29, 2013, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2012, we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer. For workers' compensation claims originating in Washington, North Dakota and New York, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At March 29, 2013 and December 28, 2012 we had collateral deposits of approximately $1.9 million and $1.7 million, respectively.

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $558,000 and $656,000 for the period ended March 29, 2013 and March 30, 2012, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock: There were no shares issued during the quarter ended March 29, 2013. There are approximately 1.3 million shares to be issued related to the acquisition of DRS, LLC as part of a contingent fee calculation. The shares are to be issued to the owners of DRS, LLC pending final approval by our Board of Directors. Due to the pending issuance, we reclassed $322,874 recorded as a contingent liability to additional paid-in capital in stockholders' equity at March 29, 2013 as the contingent fee was fully earned.

Stock Warrants: The following warrants for our common stock were issued and outstanding on March 29, 2013 and December 28, 2012, respectively:

	March 29, 2013	December 28, 2012
Warrants outstanding at beginning of period	11,887,803	12,137,803
Exercised	-	(250,000)
Warrants outstanding at end of period	11,887,803	11,887,803

A detail of warrants outstanding March 29, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $1.25 per share	6,312,803	6/20/2013
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.32 and $1.00 per share	1,375,000	4/15/13 to 4/15/15
	11,887,803

Of the warrants outstanding, 4.2 million are defined as a derivative instrument and the fair value of these warrants is estimated each period using the Black-Scholes pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of warrants issued represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of issuance. The assumptions used to calculate the fair value are as follows:

	March 29, 2013	December 28, 2012
Expected terms (years)	1.0	1.3
Expected volatility	92.5%	95.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.1%	0.2%

The change in fair value amounted to approximately $56,000 and $616,000 for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statements of Income (Operations).

NOTE 6 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors.

On February 22, 2013, we awarded our new CEO 1.5 million stock options pursuant to our 2008 Stock Incentive Plan. These options were granted with a term of ten years from the date of grant and vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. The exercise price is $.20 per share.

There were 1,342,250 options vested at March 29, 2013 and 1,387,000 options vested at March 30, 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

March 29, 2013
Expected term (years)	5.0
Expected volatility	114.1%
Dividend yield	0.0%
Risk-free rate	0.8%

The following table summarizes our stock options outstanding at December 28, 2012 and changes during the period ended March 29, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price Per Share	Average Fair Value Per Share	Aggregate Intrinsic Value
Outstanding, December 28, 2012	4,083,000	$0.20	$0.17	$1,774,460
Forfeited	(68,500)	0.39	0.32	(17,125)
Expired	(5,000)	0.17	0.15	(400)
Granted	1,500,000	0.20	0.16	375,000
Outstanding, March 29, 2013	5,509,500	0.26	0.21	$2,131,935

The following table summarizes our nonvested stock options outstanding at December 28, 2012, and changes during the period ended March 29, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 28, 2012	2,735,750	$0.17	$0.15	$1,483,612
Forfeited	(68,500)	0.39	0.32	(17,125)
Granted	1,500,000	0.20	0.16	375,000
Nonvested, March 29, 2013	4,167,250	0.28	0.23	$1,841,487

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at March 29, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	5,509,500	$0.26	3.45	$1,136,193
Exercisable	1,342,250	0.18	1.98	94,380

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $50,000 and $18,000 for the periods ended March 29, 2013 and March 30, 2012, respectively. As of March 29, 2013, there was unrecognized share-based compensation expense totaling approximately $525,000 relating to non-vested options that will be recognized over the next 3.9 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding: On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of ours was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. Trident Seafoods alleges we have a contractual duty to pay workers’ compensation benefits for the injured “borrowed” employee. We believe the claims asserted by Trident are unfounded and intend to vigorously defend this case.

NOTE 8 – SUBSEQUENT EVENTS

On April 30, 2013, an amendment to our Account Purchase Agreement with Wells Fargo was signed. The amendment extends the term of the agreement through April, 2016. The facility maximum was reduced from $15 million to $14 million. The major modification to the terms of the previous agreement includes a decrease in the interest rate assessed on any amounts advanced from the greater of 5.50% plus Libor (subject to a minimum of 6.25%) to 3.00% plus Libor. In addition to other changes, the annual facility fee of 1% of the facility threshold in place was reduced to 0.75%, and monitoring fees of $5,000 per month were removed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 28, 2012 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Command Center, Inc. (Command, us, we, or our) is a provider of temporary employees to the restoration, wholesale trades, manufacturing, hospitality, construction, restoration and retail industries. We provide semi-skilled and unskilled workers to our customers. We currently operate 58 stores in 23 states.

Results of Operations

The following table reflects operating results for the thirteen weeks ended March 29, 2013 compared to the thirteen weeks ended March 30, 2012 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	13 Weeks Ended
	March 29, 2013		March 30, 2012
Total Operating Revenue	$19,905		$19,094
Cost of Staffing Services	14,685	73.8%	14,452	75.7%
Gross profit	5,220	26.2%	4,642	24.3%
Selling, general and administrative expenses	4,954	24.9%	4,320	22.6%
Depreciation and amortization	89	0.4%	120	0.6%
Income (loss) from operations	177	0.9%	202	1.1%
Interest expense and other financing expense	(220)	-1.1%	(147)	-0.8%
Change in fair value of warrant liability	55	0.3%	(616)	-3.2%
Net income (loss) before income taxes	12	0.1%	(561)	-2.9%
Provision for income taxes	-	0.0%	-	0.0%
Net income (loss)	$12	0.1%	$(561)	-2.9%
Non-GAAP Data
EBITDA-D	$266	1.3%	$322	1.7%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (EBITDA-D) is a non-GAAP measure that represents net income (loss) attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA-D is not intended to represent net income (loss) as defined by GAAP, and such information should not be considered as an alternative to net income (loss) or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA-D to net loss for the periods presented:

	13 Weeks Ended
	March 29, 2013	March 30, 2012
EBITDA-D	$266	$322
Interest expense and other financing expense	(220)	(147)
Depreciation and amortization	(89)	(120)
Change in fair value of warrant liability	55	(616)
Provision for income taxes	-	-
Net income (loss)	$12	$(561)

Thirteen Weeks Ended March 29, 2013

Summary of Operations: Revenue for the thirteen weeks ended March 29, 2013 was $19.9 million, an increase of approximately $800,000, or 4.2%, when compared to the first quarter of 2012. Revenue growth was modest year over year as we focused on increasing net income and attracting work with larger gross margins.

Cost of Services: Cost of services was 73.8% and 75.7% of revenue for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively. Cost of services as a percentage of revenue decreased largely due to a decrease in our workers compensation expense. This was offset by management’s focus on directing sales efforts to higher margin business through the use of new sales tools and incentives.

Workers' compensation expense was 2.8% and 3.4% of revenue for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively. This decrease is attributable to a reduction in our workers’ compensation claims liability as estimated by our actuary.

Selling, General and Administrative Expenses (SG&A): SG&A expenses were 24.9% and 22.6% of revenue for the thirteen weeks ended March 29, 2013 and March 30, 2012, respectively. This increase is primarily related to an increase in compensation, employee benefits, and bad debt.

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

Cash provided by operating activities totaled approximately $1.6 million during the period ended March 29, 2013, as compared to cash provided by operations of approximately $191,000 during the same period in 2012. During the first quarter of 2013, the cash provided by operating activities was primarily due to a decrease in accounts receivable of approximately $2.7 million. This was offset by payments made to decrease our workers’ compensation premium liability of approximately $809,000, a decrease in accounts payable of approximately $216,000, and a decrease in other current liabilities of approximately $216,000.

Cash used by investing activities totaled approximately $8,000 for the period ended March 29, 2013 compared to cash used by investing activities of approximately $220,000 during the same time period in 2012. For the period ended March 30, 2012, $150,000 was used to purchase DRS, LLC, and approximately $70,000 was used to purchase additional property and equipment.

Cash used by financing activities totaled approximately $2.4 million for the period ended March 29, 2013 and relates to a reduction in our account purchase agreement with Wells Fargo. For the period ended March 30, 2012, approximately $145,000 was used to reduce our account purchase agreement with Wells Fargo and $50,000 was used to reduce notes payable.

Accounts Receivable: At March 29, 2013, we had total current assets of approximately $13.1 million and total current liabilities of approximately $10.9 million. Included in current assets are trade accounts receivable of approximately $10.9 million (net of allowance for bad debts of approximately $558,000). Our cash position at March 29, 2013 was approximately $849,000. Weighted average aging on our trade accounts receivable at March 29, 2013 was 39 days. Actual bad debt expense was 1.4% of revenue during the quarter ended March 29, 2013. Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. We will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable as these are important factors affecting our liquidity.

Financing: We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at March 29, 2013. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at March 29, 2013 were approximately $6.7 million. The term of the agreement is through April, 2014. The agreement bears interest at the greater of the London Interbank Offered Rate plus 5.25% or 6.25% per annum. At March 29, 2013 the effective interest rate was 6.25%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to one percent of the facility threshold in place, a monthly monitoring fee of $5,000, and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Subsequent to March 29, 2013, an amendment to our account purchase agreement with Wells Fargo was signed. The amendment extends the term of the agreement through April, 2016. The facility maximum was reduced to $14 million. The major modification to the terms of the previous agreement includes a decrease in the interest rate assessed on any amounts advanced to 3.00% plus Libor. In addition to other changes, the annual facility fee of 1% of the facility threshold in place was reduced to 0.75%, and monitoring fees of $5,000 per month were removed.

Workers’ Compensation: On April 1, 2012 we changed our workers’ compensation carriers to Dallas National in all states in which we operate other than Washington, North Dakota and New York. Management believes this change will keep our workers’ compensation expense at a minimum. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer.

Effective as of April 1, 2013, we renewed our workers compensation insurance coverage with Dallas National for a period of 12 months. The terms of the coverage for the new policy year remain essentially the same.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no established market for trading our common stock. The market for our common stock is limited, and as such shareholders may have difficulty reselling their shares when desired or at attractive market prices. The common stock is not regularly quoted in the automated quotation system of a registered securities system or association. Our common stock, par value $0.001 per share, is quoted on the OTC Markets Group QB (OTCQB) under the symbol “CCNI”. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange”. The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of ours was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. Trident Seafoods alleges we have a contractual duty to pay workers’ compensation benefits for the injured “borrowed” employee. We believe the claims asserted by Trident are unfounded and intend to vigorously defend this case.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Dan Jackson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
____________________
(1)
The XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall not be deemed “filed” for purposes of section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	May 8, 2013
Signature	Title	Printed Name	Date

/s/ Dan Jackson	CFO, Principal Financial Officer	Dan Jackson	May 8, 2013
Signature	Title	Printed Name	Date