Form 10-Q
period 2013-06-30
Command Center, Inc.
filed 2013-08-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2013

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated file ☐ , a non-accelerated filer ☐ , or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at August 8, 2013:  59,611,242

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 28, 2013	December 28, 2012
ASSETS	(unaudited)
Current Assets
Cash	$1,298,181	$1,632,993
Restricted cash	-	21,295
Accounts receivable, net of allowance for doubtful accounts of $1,167,000 and $558,000	11,112,950	13,701,396
Prepaid expenses, deposits and other	387,974	409,547
Prepaid workers' compensation	123,218	22,852
Other receivables	17,608	17,618
Current portion of workers' compensation deposits	995,738	1,200,000
Total Current Assets	13,935,669	17,005,701
Property and equipment - net	415,725	609,772
Workers' compensation risk pool deposit, less current portion	1,302,518	506,196
Goodwill	3,306,786	3,306,786
Intangible assets - net	453,067	522,535
Total Assets	$19,413,765	$21,950,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$546,149	$722,150
Checks issued and payable	392,684	511,105
Account purchase agreement facility	7,569,224	9,051,999
Other current liabilities	356,653	507,122
Contingent liability	-	322,874
Accrued wages and benefits	1,324,441	1,713,480
Current portion of workers' compensation premiums and claims liability	1,277,929	2,005,579
Total Current Liabilities	11,467,080	14,834,309
Long-Term Liabilities
Warrant liabilities	502,069	599,473
Workers' compensation claims liability, less current portion	2,540,390	2,510,687
Total Liabilities	14,509,539	17,944,469
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,611,242 and 59,611,242 shares issued and outstanding, respectively	59,611	59,611
Additional paid-in capital	56,046,303	55,633,377
Accumulated deficit	(51,201,688)	(51,686,467)
Total Stockholders' Equity	4,904,226	4,006,521
Total Liabilities and Stockholders' Equity	$19,413,765	$21,950,990

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	13 Weeks Ended		26 Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Revenue	$23,294,561	$24,269,530	$43,199,279	$43,363,211
Cost of staffing services	17,412,312	18,256,277	32,097,439	32,708,400
Gross profit	5,882,249	6,013,253	11,101,840	10,654,811
Selling, general and administrative expenses	5,204,200	5,066,979	10,158,030	9,386,315
Depreciation and amortization	128,038	82,937	217,049	203,400
Income from operations	550,011	863,337	726,761	1,065,096
Interest expense and other financing expense	(119,086)	(191,792)	(339,385)	(338,864)
Change in fair value of derivative liabilities	41,648	461,538	97,404	(154,645)
Net income before income taxes	472,573	1,133,083	484,779	571,587
Provision for income taxes	-	(290,500)	-	(290,500)
Net income	$472,573	$842,583	$484,779	$281,087

Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.00
Diluted	$0.01	$0.01	$0.01	$0.00

Weighted average shares outstanding:
Basic	59,611,242	59,146,678	59,611,242	59,095,732
Diluted	62,484,459	63,985,995	62,794,132	63,720,922

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	26 Weeks Ended
	June 28, 2013	June 29, 2012
Cash flows from operating activities
Net income	$484,779	$281,087
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	217,049	203,400
Change in allowance for doubtful accounts	648,299	(76,574)
Change in fair value of derivative liabilities	(97,404)	154,645
Common stock issued for interest and services	-	26,880
Stock based compensation	90,052	52,013
Changes in assets and liabilities:
Accounts receivable - trade	1,940,147	(3,053,377)
Restricted cash	21,295	(47,055)
Prepaid workers' compensation	(100,366)	(50,771)
Other receivables	10	57
Prepaid expenses, deposits and other	21,573	(155,652)
Loss on disposition of property and equipment	34,563	-
Deferred tax asset	-	290,500
Workers' compensation risk pool deposits	(592,061)	(433,607)
Accounts payable	(176,001)	(295,563)
Checks issued and payable	(118,421)	179,299
Other current liabilities	(150,469)	8,180
Accrued wages and benefits	(389,039)	739,402
Workers' compensation premiums and claims liability	(697,946)	835,953
Net cash provided (used) by operating activities	1,136,060	(1,341,183)
Cash flows from investing activities
Purchase of property and equipment	(18,097)	(98,607)
Sale of property and equipment	30,000	-
Cash paid for acquisition of subsidiary	-	(150,000)
Net cash provided (used) by investing activities	11,903	(248,607)
Cash flows from financing activities
Net proceeds from account purchase agreement facility	(1,482,775)	949,091
Payments on notes payable	-	(125,000)
Net cash (used) provided by financing activities	(1,482,775)	824,091
Net decrease in cash	(334,812)	(765,699)
Cash, beginning of period	1,632,993	1,131,296
Cash, end of period	$1,298,181	$365,597
Non-cash investing and financing activities
Common stock issued for subsidiary	$-	$411,101
Contingent consideration recorded in acquisition of subsidiary	$-	$851,727
Note payable issued for subsidiary	$-	$150,000
Shares to be issued for contingent consideration	$322,874	$-
Supplemental disclosure of cash flow information
Interest paid	$215,313	$254,063
Income taxes paid	$-	$-
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

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (FDIC) up to $250,000 per institution. As of June 28, 2013 and December 28, 2012, we held deposits in excess of FDIC insured limits of approximately $855,000 and $705,000, respectively.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at June 28, 2013 and December 28, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 28, 2013	December 28, 2012	Input Hierarchy Level
Recurring:
Warrant liabilities	$502,069	$599,473	Level 2
Contingent liability	$-	$322,874	Level 2

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended June 28, 2013, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

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

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 28, 2013 and June 29, 2012 were 10,184,000 and 13,510,803, respectively.

Diluted common shares outstanding were calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
Weighted average number of common shares used in basic net income per common share	59,611,242	59,146,678	59,611,242	59,095,732
Dilutive effects of outstanding stock warrants	2,611,636	4,126,503	2,796,627	3,979,415
Dilutive effects of vested stock options	261,581	712,814	386,263	645,775
Weighted average number of common shares used in diluted net income per common share	62,484,459	63,985,995	62,794,132	63,720,922

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

At June 28, 2013, net accounts receivable sold pursuant to our account purchase agreement were approximately $7.6 million, and the facility maximum was $14 million. The effective interest rate pursuant to this agreement was 3.2% and is payable on the actual amount advanced or $3 million, whichever is greater.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At June 28, 2013, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2012, we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into and maintain a balance of $900,000 in a non-depleting deposit account to cover claims within our self-insured layer for injuries arising during the policy year. For workers' compensation claims originating in Washington, North Dakota and New York, we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, in these jurisdictions our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At June 28, 2013 and December 28, 2012 we had collateral deposits of approximately $2.3 million and $1.7 million, respectively.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $1.7 million and $1.9 million for the period ended June 28, 2013 and June 29, 2012, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock: There were no shares issued during the thirteen and twenty-six weeks ended June 28, 2013. There are approximately 1.3 million shares to be issued related to the acquisition of assets of DR Services of Louisiana, LLC as part of a contingent fee calculation. The shares are to be issued to DR Services of Louisiana, LLC upon final approval by our Board of Directors. Due to the pending issuance, we reclassified approximately $323,000 recorded as a contingent liability to additional paid-in capital in stockholders' equity as of June 28, 2013 as the contingent fee was fully earned.

Stock Warrants: The following warrants for our common stock were issued and outstanding on June 28, 2013 and December 28, 2012, respectively:

	June 28, 2013	December 28, 2012
Warrants outstanding at beginning of period	11,887,803	12,137,803
Expired	(6,312,803)	(250,000)
Warrants outstanding at end of period	5,575,000	11,887,803

A detail of warrants outstanding June 28, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.50 and $1.00 per share	1,375,000	4/15/14 to 4/15/15
	5,575,000

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

	June 28, 2013	December 28, 2012
Expected terms (years)	0.8	1.3
Expected volatility	103.9%	95.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.2%	0.2%

The change in fair value amounted to approximately $97,000 and $(155,000) for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statements of Income.

NOTE 6 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors.

On February 22, 2013, we awarded our new Chief Executive Officer stock options for 1.5 million shares pursuant to our 2008 Stock Incentive Plan. These options were granted with a term of ten years from the date of grant and vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. The exercise price is $.20 per share. Pursuant to previous awards, there were 1,695,500 options vested at June 28, 2013 and 1,373,000 options vested at June 29, 2012.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

	June 28, 2013	June 29, 2012
Expected term (years)	5.0	5.0
Expected volatility	114.1%	116.9%
Dividend yield	0.0%	0.0%
Risk-free rate	0.8%	0.8%

The following table summarizes our stock options outstanding at December 28, 2012 and changes during the period ended June 28, 2013:

	Number of Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 28, 2012	4,083,000	$0.20	$0.17	$1,774,460
Granted	1,500,000	0.20	0.16	375,000
Forfeited	(68,500)	0.39	0.32	(17,125)
Expired	(5,000)	0.17	0.15	(400)
Outstanding, March 29, 2013	5,509,500	0.26	0.21	2,131,935
Forfeited	(563,500)	0.28	0.22	(107,065)
Expired	(337,000)	0.18	0.15	(1,740)
Outstanding, June 28, 2013	4,609,000	0.26	0.21	$2,023,130

The following table summarizes our nonvested stock options outstanding at December 28, 2012, and changes during the period ended June 28, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 28, 2012	2,735,750	$0.17	$0.15	$1,483,612
Granted	1,500,000	0.20	0.16	375,000
Forfeited	(68,500)	0.39	0.32	(17,125)
Nonvested, March 29, 2013	4,167,250	0.28	0.23	1,841,487
Vested	(690,250)	0.30	0.25	(131,147)
Forfeited	(563,500)	0.28	0.22	(107,065)
Nonvested, June 28, 2013	2,913,500	0.28	0.22	$1,603,275

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 28, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	4,609,000	$0.26	3.36	$826,945
Exercisable	1,695,500	0.23	2.19	98,570

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $90,000 and $52,000 for the periods ended June 28, 2013 and June 29, 2012, respectively. As of June 28, 2013, there was unrecognized share-based compensation expense totaling approximately $504,000 relating to non-vested options that will be recognized over the next 3.7 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding:  On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of ours was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. The administrative law judge ordered Trident Seafoods and its insurer Liberty Mutual to pay workers compensation benefits to the employee following a serious injury. Trident Seafoods alleges we have a contractual duty to pay the workers’ compensation benefits for the injured “borrowed” employee. We believe the claims asserted by Trident are unfounded and we are vigorously defending this case. This case is presently in the pretrial discovery phase.

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

Overview

Command Center, Inc. (Command, us, we, or our) is a provider of temporary employees to the wholesale trades, manufacturing, hospitality, construction, restoration and retail industries. We provide semi-skilled and unskilled workers to our customers. We currently operate 57 stores in 23 states.

Results of Operations

The following table reflects operating results for the thirteen weeks ended June 28, 2013 compared to the thirteen weeks ended June 29, 2012 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	13 Weeks Ended				26 Weeks Ended
	June 28, 2013		June 29, 2012		June 28, 2013		June 29, 2012
Total Operating Revenue	$23,295		$24,270		$43,199		$43,363
Cost of Staffing Services	17,412	74.7%	18,256	75.2%	32,097	74.3%	32,708	75.4%
Gross profit	5,882	25.3%	6,013	24.8%	11,102	25.7%	10,655	24.6%
Selling, general and administrative expenses	5,204	22.3%	5,067	20.9%	10,158	23.5%	9,386	21.6%
Depreciation and amortization	128	0.5%	83	0.3%	217	0.5%	203	0.5%
Income from operations	550	2.4%	863	3.6%	727	1.7%	1,065	2.5%
Interest expense and other financing expense	(119)	-0.5%	(192)	-0.8%	(339)	-0.8%	(339)	-0.8%
Change in fair value of warrant liability	42	0.2%	462	1.9%	97	0.2%	(155)	-0.4%
Net income before income taxes	473	2.0%	1,133	4.7%	485	1.1%	572	1.3%
Provision for income taxes	-	0.0%	(291)	-1.2%	-	0.0%	(291)	-0.7%
Net income	$473	2.0%	$843	3.5%	$485	1.1%	$281	0.6%
Non-GAAP Data
EBITDA-D	$678	3.0%	$947	3.9%	$944	2.2%	$1,269	2.9%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (EBITDA-D) is a non-GAAP measure that represents net income (loss) attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe it is a complement to net income (loss) and other financial performance measures. EBITDA-D is not intended to represent net income (loss) as defined by GAAP, and such information should not be considered as an alternative to net income (loss) or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA-D to net loss for the periods presented:

	13 Weeks Ended		26 Weeks Ended
	June 28, 2013	June 29, 2012	June 28, 2013	June 29, 2012
EBITDA-D	$678	$947	$944	$1,269
Interest expense and other financing expense	(119)	(192)	(339)	(339)
Depreciation and amortization	(128)	(83)	(217)	(203)
Change in fair value of warrant liability	42	462	97	(155)
Provision for income taxes	-	(291)	-	(291)
Net income	$473	$843	$485	$281

Thirteen Weeks Ended June 28, 2013

Summary of Operations: Revenue for the thirteen weeks ended June 28, 2013 was $23.3 million, a decrease of approximately $975,000, or 4.0%, when compared to the second quarter of 2012. This decrease in revenue is related to the winding down of contracts ran through our wholly owned subsidiary, Disaster Recovery Services, Inc., a change in organizational structure and an increased focus maximizing income from operations by more effectively controlling our cost of staffing services and operating expenses.

Cost of Staffing Services: Cost of staffing services was 74.7% and 75.2% of revenue for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively. Cost of services decreased largely due to a decrease in our per diem expense as we were engaged in less disaster work in 2013 than 2012 and a decrease in workers’ compensation expense. This was offset by a slight increase in wages paid to our temporary employees (Field Team Members).

Workers' compensation expense was 4.7% and 5.1% of revenue for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively.  This decrease is attributable to a more effective claims management and more selective job screening.

Selling, General and Administrative Expenses (SG&A): SG&A expenses were 22.3% and 20.9% of revenue for the thirteen weeks ended June 28, 2013 and June 29, 2012, respectively. This increase is primarily related to an increase in bad debt stemming from disaster work performed in 2012.

Twenty-six Weeks Ended June 28, 2013

Summary of Operations: Revenue for the twenty-six weeks ended June 28, 2013 was $43.2 million, a decrease of approximately $164,000, or 0.4%, when compared to 2012. This decrease in revenue is related to a change in organizational structure and an increased focus maximizing income from operations by more effectively controlling our cost of staffing services and operating expenses.

Cost of Staffing Services: Cost of staffing services was 74.3% and 75.4% of revenue for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively. Cost of services decreased largely due to a decrease in our per diem expense as we were engaged in less disaster work in 2013 than 2012, a decrease in workers’ compensation expense and other cost of goods sold related to construction contracts we were engaged in in 2012. This was offset by an increase in Field Team Member wages.

Workers' compensation expense was 3.8% and 4.4% of revenue for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively.  This decrease is attributable to a more effective claims management, more selective job screening and a reduction in our workers’ compensation claims liability as estimated by our actuary.

Selling, General and Administrative Expenses (SG&A): SG&A expenses were 23.5% and 21.6% of revenue for the twenty-six weeks ended June 28, 2013 and June 29, 2012, respectively. This increase is primarily related to an increase in bad debt and an increase in employee benefit expense. These increases were offset by decreases in most other expense categories.

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

Cash provided by operating activities totaled approximately $1.1 million during the period ended June 28, 2013, as compared to cash used by operations of approximately $1.3 million during the same period in 2012. During the second quarter of 2013, the cash provided by operating activities was primarily due to a decrease in accounts receivable of approximately $1.9 million. This decrease was due to the collection of receivables related to disaster work undertaken in 2012 as well as the collection of receivables from our large national accounts. This was offset by a decrease in our workers’ compensation premiums and claims liability of approximately $698,000 resulting from a reduction in our workers compensation claims liability as determined by our actuary consulting firm, and payments made to our workers’ compensation insurance providers. Accrued wages and benefits also decreased by approximately $389,000 as we paid accrued bonuses to our executives and other key employees. Additional uses of cash by operating activities include payments made to increase our workers’ compensation risk pool deposits of approximately $592,000, and a decrease in accounts payable of approximately $176,000,

Cash provided by investing activities totaled approximately $12,000 for the period ended June 28, 2013 compared to cash used by investing activities of approximately $249,000 during the same time period in 2012. For the period ended June 28, 2013, approximately $18,000 was used to purchase additional property and equipment which was offset by cash received related to the sale of property and equipment of $30,000.

Cash used by financing activities totaled approximately $1.5 million for the period ended June 28, 2013 and relates to a reduction in our account purchase agreement with Wells Fargo. For the period ended June 29, 2012, approximately $949,000 was provided by our account purchase agreement with Wells Fargo and $150,000 was used to partially fund the DR Services acquisition.

Accounts Receivable: At June 28, 2013, we had total current assets of approximately $13.9 million. Included in current assets are trade accounts receivable of approximately $11.1 million (net of allowance for bad debts of approximately $1.2 million). Weighted average aging on our trade accounts receivable at June 28, 2013 was 45 days. Bad debt expense was approximately $695,000 in the quarter ended June 28, 2013 compared to approximately $85,000 during the same quarter the previous year. This increase in bad debt expense relates primarily to an increase in reserves established on three delinquent accounts arising from work performed in 2012. The largest of these three accounts, totaling approximately $471,000, resulted from disaster work performed in connection with cleanup activities in the aftermath of Hurricane Sandy. The increase in bad debt reserves for these three accounts had an adverse impact on our weighted average aging for the second quarter. Although we have created a bad debt reserve for these three accounts, we are pursuing collection through the legal process.

Accounts receivable are recorded at the invoiced amounts. We regularly review our accounts receivable for collectability. Our allowance for doubtful accounts is determined based on historical write-off experience and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. We typically refer overdue balances to a collection agency at 120 days and the collection agent pursues collection for another 60 days. Most balances over 120 days past due are written off as it is probable the receivable will not be collected. We will continue to monitor and seek to improve our historical collection ratio and aging experience with respect to trade accounts receivable as these are important factors affecting our liquidity.

Financing: We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at June 28, 2013. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at June 28, 2013 were approximately $7.6 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At June 28, 2013 the effective interest rate was 3.2%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

Workers’ Compensation: On April 1, 2012 we changed our workers’ compensation carriers to Dallas National in all states in which we operate other than Washington, North Dakota and New York. Management believes this change will keep our workers’ compensation expense at a minimum. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer for the policy year.

Effective as of April 1, 2013, we renewed our workers compensation insurance coverage with Dallas National for a period of 12 months. The terms of the coverage for the new policy year remain essentially the same, requiring an additional non-depleting collateral deposit of $900,000.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Accounting Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former employee of ours was, in fact, an employee of Trident Seafoods, for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. The administrative law judge ordered Trident Seafoods and its insurer Liberty Mutual to pay workers compensation benefits to the employee following a serious injury. Trident Seafoods alleges we have a contractual duty to pay the workers’ compensation benefits for the injured “borrowed” employee. We believe the claims asserted by Trident are unfounded and we are vigorously defending this case. This case is presently in the pretrial discovery phase.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ralph E. Peterson, Chief Accounting Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ralph E. Peterson, Chief Accounting Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	August 9, 2013
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Chief Accounting Officer	Ralph E. Peterson	August 9, 2013
Signature	Title	Printed Name	Date