Form 10-Q
period 2013-09-27
Command Center, Inc.
filed 2013-11-07
CIK 1140102

UNITED STATES
SECURITIES AND
EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2013

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

(208) 773-7450
 (Registrant's Telephone Number, including Area Code).

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 6, 2013: 59,611,242

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Command Center, Inc.
Consolidated Condensed Balance Sheets

	September 27, 2013	December 28, 2012
ASSETS	(Unaudited)
Current Assets
Cash	$3,055,799	$1,632,993
Restricted cash	-	21,295
Accounts receivable, net of allowance for doubtful accounts	12,289,792	13,701,396
Prepaid expenses, deposits and other	425,827	409,547
Prepaid workers' compensation	105,803	22,852
Other receivables	21,196	17,618
Current portion of workers' compensation deposits	1,155,000	1,200,000
Total Current Assets	17,053,417	17,005,701
Property and equipment - net	364,464	609,772
Workers' compensation risk pool deposit, less current portion	1,722,002	506,196
Goodwill	3,306,786	3,306,786
Intangible assets - net	419,584	522,535
Total Assets	$22,866,253	$21,950,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$889,495	$722,150
Checks issued and payable	248,575	511,105
Account purchase agreement facility	8,168,500	9,051,999
Other current liabilities	587,152	507,122
Contingent liability	-	322,874
Accrued wages and benefits	1,504,645	1,713,480
Current portion of workers' compensation premiums and claims liability	1,357,820	2,005,579
Total Current Liabilities	12,756,187	14,834,309
Long-Term Liabilities
Warrant liabilities	1,386,168	599,473
Workers' compensation claims liability, less current portion	2,569,517	2,510,687
Total Liabilities	16,711,872	17,944,469
Commitments and contingencies
Stockholders' Equity
Preferred stock – 5,000,000 shares, $0.001 par value, authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 59,611,242 and 59,611,242 shares issued and outstanding, respectively	59,611	59,611
Additional paid-in capital	56,068,515	55,633,377
Accumulated deficit	(49,973,745)	(51,686,467)
Total Stockholders' Equity	6,154,381	4,006,521
Total Liabilities and Stockholders' Equity	$22,866,253	$21,950,990

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Revenue	$25,910,195	$28,384,931	$69,109,474	$71,748,142
Cost of staffing services	19,226,068	21,047,247	51,323,507	53,755,648
Gross profit	6,684,127	7,337,684	17,785,967	17,992,494
Selling, general and administrative expenses	4,415,906	6,277,242	14,573,936	15,663,556
Depreciation and amortization	66,812	81,871	283,861	285,271
Income from operations	2,201,409	978,571	2,928,170	2,043,667
Interest expense and other financing expense	(89,367)	(221,220)	(428,753)	(560,085)
Change in fair value of derivative liabilities	(884,099)	372,188	(786,695)	217,543
Net income before income taxes	1,227,943	1,129,539	1,712,722	1,701,125
Provision for income taxes	-	(407,695)	-	(698,195)
Net income	$1,227,943	$721,844	$1,712,722	$1,002,930

Earnings' per share:
Basic	$0.02	$0.01	$0.03	$0.02
Diluted	$0.02	$0.01	$0.03	$0.02

Weighted average shares outstanding:
Basic	59,611,242	59,301,342	59,611,242	59,167,829
Diluted	61,458,761	62,805,231	61,275,207	62,964,574

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
	September 27, 2013	September 28, 2012
Cash flows from operating activities
Net income	$1,712,722	$1,002,930
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	283,861	285,271
Change in allowance for doubtful accounts	292,184	(5,794)
Change in fair value of derivative liabilities	786,695	(217,543)
Common stock issuable for services	-	36,720
Stock based compensation	112,264	95,306
Changes in assets and liabilities:
Accounts receivable - trade	1,119,420	(5,628,352)
Restricted cash	21,295	(39,956)
Prepaid workers' compensation	(82,951)	(7,947)
Other receivables	(3,578)	(4,848)
Prepaid expenses, deposits and other	(16,280)	(147,789)
Loss on disposition of property and equipment	61,940	-
Deferred tax asset	-	698,195
Workers' compensation risk pool deposits	(1,170,806)	(828,367)
Accounts payable	167,345	(380,888)
Checks issued and payable	(262,530)	235,656
Other current liabilities	80,030	184,577
Accrued wages and benefits	(208,834)	1,294,034
Workers' compensation premiums and claims liability	(588,929)	1,396,112
Net cash provided (used) by operating activities	2,303,848	(2,032,683)
Cash flows from investing activities
Purchase of property and equipment	(37,843)	(190,429)
Sale of property and equipment	40,300	-
Cash paid for acquisition of subsidiary	-	(150,000)
Net cash (used) provided by investing activities	2,457	(340,429)
Cash flows from financing activities
Net proceeds from account purchase agreement facility	(883,499)	2,731,103
Payments on notes payable	-	(150,000)
Net cash (used) provided by financing activities	(883,499)	2,581,103
Net increase in cash	1,422,806	207,991
Cash, beginning of period	1,632,993	1,131,296
Cash, end of period	$3,055,799	$1,339,287
Non-cash investing and financing activities
Common stock issued for subsidiary	$-	$460,539
Contingent consideration recorded in acquisition of subsidiary	$-	$851,171
Note payable issued for subsidiary	$-	$150,000
Shares to be issued for contingent consideration	$322,874	$-
Supplemental disclosure of cash flow information
Interest paid	$267,543	$396,966
Income taxes paid	$-	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (“Command,” “us,” “we,” or “our”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, as well as the instructions to Form 10-Q. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included. The information included in this Form 10-Q should be read in conjunction with the audited financial statements and notes to the financial statements included in our Annual Report filed on Form 10-K for the year ended December 28, 2012.

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

Cash and Cash Equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 27, 2013 and December 28, 2012, we held deposits in excess of FDIC insured limits of approximately $2.4 million and $705,000, respectively.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at September 27, 2013 and December 28, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	September 27, 2013	December 28, 2012	Input Hierarchy Level
Recurring:
Warrant liabilities	$1,386,168	$599,473	Level 2
Contingent liability	$-	$322,874	Level 2

Recent Accounting Pronouncements: Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended September 27, 2013, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive, and contingent shares yet to be issued. Total outstanding common stock equivalents at September 27, 2013 and September 28, 2012 were 8,431,876 and 13,506,303, respectively.

Diluted common shares outstanding were calculated as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
Weighted average number of common shares used in basic net income per common share	59,611,242	59,301,342	59,611,242	59,167,829
Dilutive effects of vested stock options	559,393	490,845	375,839	597,255
Dilutive effects of outstanding stock warrants	-	3,013,044	-	3,199,490
Dilutive effects of contingent shares to be issued	1,288,126	-	1,288,126	-
Weighted average number of common shares used in diluted net income per common share	61,458,761	62,805,231	61,275,207	62,964,574

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at September 27, 2013. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September 27, 2013 were approximately $8.2 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At September 27, 2013 the effective interest rate was 3.2%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At September 27, 2013, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2012, we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into and maintain a balance of $900,000 in a non-depleting deposit account to cover claims within our self-insured layer for injuries arising during the policy year. For workers' compensation claims originating in Washington, North Dakota and New York, we pay workers’ compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, in these jurisdictions our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At September 27, 2013 and December 28, 2012 we had collateral deposits of approximately $2.9 million and $1.7 million, respectively.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $3.0 million and $3.1 million for thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock: There were no shares issued during the thirteen or thirty-nine weeks ended September 27, 2013.

There are approximately 1.3 million shares to be issued related to the acquisition of assets of DR Services of Louisiana, LLC as part of a contingent fee calculation. The shares are to be issued to the owners of DR Services of Louisiana, LLC upon final approval by our Board of Directors. Due to the pending issuance, earlier this year we reclassified approximately $323,000 originally recorded as a contingent liability to additional paid-in capital in stockholders' equity, as the contingent fee was fully earned.

Stock Warrants: The following warrants for our common stock were issued and outstanding on September 27, 2013 and December 28, 2012, respectively:

	September 27, 2013	December 28, 2012
Warrants outstanding at beginning of period	11,887,803	12,137,803
Expired	(6,312,803)	(250,000)
Warrants outstanding at end of period	5,575,000	11,887,803

A detail of warrants outstanding September 27, 2013 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.50 and $1.00 per share	1,375,000	4/15/14 to 4/15/15
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

	September 27, 2013	December 28, 2012
Expected terms (years)	0.5	1.3
Expected volatility	74.6%	95.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.03%	0.2%

The change in fair value amounted to approximately $(787,000) and $218,000 for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statement of Income.

NOTE 6 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors.

On February 22, 2013, we awarded our new Chief Executive Officer stock options for 1.5 million shares pursuant to our 2008 Stock Incentive Plan. These options were granted with a term of ten years from the date of grant and vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years. The exercise price is $0.20 per share. Pursuant to previous awards, there were 1,568,750 and 1,373,000 options vested at September 27, 2013 and September 28, 2012, respectively.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model. The assumptions used to calculate the fair value are as follows:

	September 27, 2013	September 28, 2012
Expected term (years)	5.0	5.0
Expected volatility	111.4%	116.9%
Dividend yield	0.0%	0.0%
Risk-free rate	0.8%	0.8%

The following table summarizes our stock options outstanding at December 28, 2012 and changes during the period ended September 27, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Outstanding, December 28, 2012	4,083,000	$0.20	$0.17	$1,774,460
Granted	1,500,000	0.20	0.16	375,000
Forfeited	(68,500)	0.39	0.32	(17,125)
Expired	(5,000)	0.17	0.15	(400)
Outstanding, March 29, 2013	5,509,500	0.26	0.21	2,131,935
Forfeited	(563,500)	0.28	0.22	(107,065)
Expired	(337,000)	0.18	0.15	(1,740)
Outstanding, June 28, 2013	4,609,000	0.26	0.21	2,023,130
Forfeited	(97,250)	0.37	0.30	(39,873)
Expired	(126,750)	0.28	0.22	(16,470)
Outstanding, September 27, 2013	4,385,000	0.26	0.21	$1,966,787

The following table summarizes our nonvested stock options outstanding at December 28, 2012, and changes during the period ended September 27, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value	Aggregate Intrinsic Value
Nonvested, December 28, 2012	2,735,750	$0.17	$0.15	$1,483,612
Granted	1,500,000	0.20	0.16	375,000
Forfeited	(68,500)	0.39	0.32	(17,125)
Nonvested, March 29, 2013	4,167,250	0.28	0.23	1,841,487
Vested	(690,250)	0.30	0.25	(131,148)
Forfeited	(563,500)	0.28	0.22	(107,065)
Nonvested, June 28, 2013	2,913,500	0.28	0.22	1,603,274
Forfeited	(97,250)	0.37	0.30	(39,873)
Nonvested, September 27, 2013	2,816,250	0.27	0.22	$1,563,401

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at September 27, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	4,385,000	$0.26	3.16	$798,643
Exercisable	1,568,750	0.23	1.98	94,580

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $112,000 and $95,000 for the periods ended September 27, 2013 and September 28, 2012, respectively. As of September 27, 2013, there was unrecognized share-based compensation expense totaling approximately $464,000 relating to non-vested options that will be recognized over the next 3.5 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding: On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual Insurance Co. filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Washington Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former temporary worker of ours was, in fact, an employee of Trident Seafoods for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. The administrative law judge ordered Trident Seafoods and its insurer Liberty Mutual to pay workers compensation benefits to the employee following a serious injury sustained while working on Trident’s project and under its direction and control. Trident Seafoods alleges we have a contractual duty to pay the workers’ compensation benefits for the injured “borrowed” employee. We dispute the claims asserted by Trident and we are vigorously defending this case.  Recently, the parties took part in a court-ordered mediation conference.  Although the case has not yet settled, discussions are ongoing. We believe the amounts accrued in our financial statements are adequate in consideration of the probable and estimable liabilities. The resolution of ongoing legal proceedings is not expected to have a material effect on our results of operations or financial condition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward- looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 28, 2012 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Command Center, Inc. (“Command,” “us,” “we,” or “our”) is a provider of temporary employees to the wholesale trades, manufacturing, hospitality, construction, restoration, and retail industries. We provide semi-skilled and unskilled workers to our customers. We currently operate 57 stores in 23 states.

Results of Operations

The following table reflects operating results for the thirteen weeks ended September 27, 2013 compared to the thirteen weeks ended September 28, 2012 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 27, 2013		September 28, 2012		September 27, 2013		September 28, 2012
Total Operating Revenue	$25,910		$28,385		$69,109		$71,748
Cost of Staffing Services	19,226	74.2%	21,047	74.2%	51,323	74.3%	53,756	74.9%
Gross profit	6,684	25.8%	7,338	25.9%	17,786	25.7%	17,992	25.1%
Selling, general and administrative expenses	4,416	17.0%	6,277	22.1%	14,574	21.1%	15,664	21.8%
Depreciation and amortization	67	0.3%	82	0.3%	284	0.4%	285	0.4%
Income from operations	2,201	8.5%	979	3.4%	2,928	4.2%	2,043	2.8%
Interest expense and other financing expense	(89)	-0.3%	(221)	-0.8%	(428)	-0.6%	(560)	-0.8%
Change in fair value of warrant liability	(884)	-3.4%	372	1.3%	(787)	-1.1%	218	0.3%
Net income before income taxes	1,228	4.7%	1,130	4.0%	1,713	2.5%	1,701	2.4%
Provision for income taxes	-	0.0%	(408)	-1.4%	-	0.0%	(698)	-1.0%
Net income	$1,228	4.7%	$722	2.5%	$1,713	2.5%	$1,003	1.4%
Non-GAAP Data
EBITDA-D	$2,268	8.8%	$1,061	3.7%	$3,212	4.6%	$2,328	3.2%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (EBITDA-D) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe it is a complement to net income and other financial performance measures. EBITDA-D is not intended to represent net income as defined by GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA-D to net loss for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 27, 2013	September 28, 2012	September 27, 2013	September 28, 2012
EBITDA-D	$2,268	$1,061	$3,212	$2,328
Interest expense and other financing expense	(89)	(221)	(428)	(560)
Depreciation and amortization	(67)	(82)	(284)	(285)
Change in fair value of warrant liability	(884)	372	(787)	218
Provision for income taxes	-	(408)	-	(698)
Net income (loss)	$1,228	$722	$1,713	$1,003

Thirteen Weeks Ended September 27, 2013

Summary of Operations: Revenue for the thirteen weeks ended September 27, 2013 was $25.9 million, a decrease of approximately $2.5 million, or 9.6%, when compared to the third quarter of 2012. This decrease in revenue is related to the winding down of contracts ran through our wholly owned subsidiary, Disaster Recovery Services, Inc., a change in organizational structure and an increased focus maximizing income from operations by more effectively controlling our cost of staffing services and operating expenses.

Cost of Staffing Services: Cost of staffing services was 74.2% and 74.2% of revenue for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively. Cost of services decreased largely due to a decrease in our per diem expense as we were engaged in less disaster work in 2013 than 2012 and a decrease in other costs of goods, materials and equipment rental related to contract work we were engaged in during 2012. This was offset by an increase in workers’ compensation expense and a slight increase in wages paid to our temporary employees (Field Team Members) and the related payroll taxes.

Workers' compensation expense was 5.3% and 4.3% of revenue for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively.  This increase is attributable to an increase in our claims liability as estimated by our actuary.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 17.0% and 22.1% of revenue for the thirteen weeks ended September 27, 2013 and September 28, 2012, respectively. This decrease is related to a change in our organizational structure, large recoveries of accounts receivable previously written off, and a reduction in travel and travel related expenses.

Thirty-nine Weeks Ended September 27, 2013

Summary of Operations: Revenue for the Thirty-nine weeks ended September 27, 2013 was $69.1 million, a decrease of approximately $2.6 million, or 3.7%, when compared to 2012. This decrease in revenue is related to a change in organizational structure and an increased focus maximizing income from operations by more effectively controlling our cost of staffing services and operating expenses.

Cost of Staffing Services: Cost of staffing services was 74.3% and 74.9% of revenue for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively. Cost of services decreased largely due to a decrease in our per diem expense as we were engaged in less disaster work in 2013 than 2012, and other cost of goods sold related to contracts work we were engaged in during 2012. This was offset by an increase in Field Team Member wages.

Workers' compensation expense was 4.4% and 4.3% of revenue for the thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively. This is related to an increase in our workers’ compensation claims liability as estimated by our actuary.

Selling, General and Administrative Expenses: SG&A expenses were 21.1% and 21.8% of revenue for the Thirty-nine weeks ended September 27, 2013 and September 28, 2012, respectively. This decrease is primarily related to a change in organizational structure and an increase in bad debt expenses.

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

Cash provided by operating activities totaled approximately $2.3 million during the thirty-nine weeks ended September 27, 2013, as compared to cash used by operations of approximately $2.0 million during the same period in 2012. During the third quarter of 2013, the cash provided by operating activities was primarily due to a decrease in accounts receivable of approximately $1.1 million. This decrease was due to the collection of receivables related to disaster work undertaken in 2012 as well as increased collections efforts. This was offset by an increase in our workers’ compensation risk pool deposits of approximately $1.2 million, a decrease in our workers’ compensation premiums and claims liability of approximately $589,000, a decrease in checks issued and payable of approximately $263,000 and a decrease in accrued wages and benefits of $209,000.

Cash provided by investing activities totaled approximately $2,000 for the period ended September 27, 2013 compared to cash used by investing activities of approximately $340,000 during the same time period in 2012. For the period ended September 27, 2013, approximately $38,000 was used to purchase additional property and equipment which was offset by cash received related to the sale of property and equipment of approximately $40,000. For the period ended September 28, 2012, approximately $190,000 was used to purchase property equipment and we paid $150,000 toward the purchase of DR Services of Louisiana, LLC (DRS, LLC).

Cash used by financing activities totaled approximately $883,000 for the period ended September 27, 2013 and relates to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. For the period ended September 28, 2012, approximately $2.7 million was provided by our account purchase agreement with Wells Fargo and $150,000 was used to pay down a note related to the acquisition of DRS, LLC.

Accounts Receivable: At September 27, 2013, we had total current assets of approximately $17.1 million. Included in current assets are trade accounts receivable of approximately $12.3 million (net of allowance for bad debts of approximately $811,000). Weighted average aging on our trade accounts receivable at September 27, 2013 was 40 days. Bad debt expense was approximately $(234,000) for the thirteen weeks ended September 27, 2013 compared to approximately $269,000 during the same time period in 2012. This negative expense is primarily due to a large payment we received shortly after quarter end for a receivable related to disaster work performed in 2012 that was fully reserved. Bad debt expense was approximately $743,000 for the thirty-nine weeks ended September 27, 2013 compared to approximately $269,000 during the same quarter the previous year. This increase in bad debt expense relates primarily to an increase in reserves established on three delinquent accounts of approximately $467,000. Although we have created a bad debt reserve for these three accounts, we are actively pursuing collection through the legal process.

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

Financing: We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at September 27, 2013. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September 27, 2013 were approximately $8.2 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At September 27, 2013 the effective interest rate was 3.2%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

Workers’ Compensation: On April 1, 2012 we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. Management believes this change will keep our workers’ compensation expense at a minimum. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we will make payments into, and maintain a balance of, $900,000 in a non-depleting deposit account to cover claims within our self-insured layer for the policy year.

Effective as of April 1, 2013, we renewed our workers’ compensation insurance coverage with Dallas National for a period of 12 months. The terms of the coverage for the new policy year remain essentially the same, requiring an additional non-depleting collateral deposit of $900,000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no established market for trading our common stock. The market for our common stock is limited, and as such, shareholders may have difficulty reselling their shares when desired or at attractive market prices. The common stock is not regularly quoted in the automated quotation system of a registered securities system or association. Our common stock, par value $0.001 per share, is quoted on the OTC Markets Group QB (OTCQB) under the symbol “CCNI”. The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange”. The “over-the-counter” quotations do not reflect inter-dealer prices, retail mark-ups, commissions or actual transactions. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many institutional investors have internal policies prohibiting the purchase or maintenance of positions in low- priced stocks.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 3, 2012, Trident Seafoods Corporation and Liberty Mutual Insurance Co. filed a lawsuit against us in the United States District Court, Western District of Washington, for declaratory judgment, breach of contract and violation of the Washington Consumer Protection Act. This action is the result of a previous decision of the administrative law judge for the U.S. Department of Labor, wherein it was determined that a former temporary worker of ours was, in fact, an employee of Trident Seafoods for purposes of the U.S. Longshore and Harbor Workers' Compensation Act. The administrative law judge ordered Trident Seafoods and its insurer Liberty Mutual to pay workers compensation benefits to the employee following a serious injury sustained while working on Trident’s project and under its direction and control. Trident Seafoods alleges we have a contractual duty to pay the workers’ compensation benefits for the injured “borrowed” employee. We dispute the claims asserted by Trident and we are vigorously defending this case.  Recently, the parties took part in a court-ordered mediation conference.  Although the case has not yet settled, discussions are ongoing.

ITEM 1A. RISK FACTORS

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2012 filed with the Securities and Exchange Commission on March 22, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3. DEFAULT ON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURE

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Ralph E. Peterson, Principal Accounting Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Ralph E. Peterson, Principal Accounting Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	November 7, 2013
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Principal Accounting Officer	Ralph E. Peterson	November 7, 2013
Signature	Title	Printed Name	Date