Form 10-K
period 2013-12-27
Command Center, Inc.
filed 2014-03-20
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

Command Center, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. Schreiber Way, Coeur d’Alene, Idaho	83815
(Address of Principal Executive Offices)	(Zip Code)

(208) 773-7450
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No☑

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated Filer ☐  Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 28, 2013, was approximately $10,853,000.

As of March 20, 2014, there were 59,711,242 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2013 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the SEC. Our expectations, beliefs, or projections may not be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A.

PART I

Item 1.  Business

Introduction and General Background

Command Center, Inc. (“Command Center,” the “Company,” “we,” “us,” and “our”) is a staffing company, operating primarily in the manual labor segment of the staffing industry.  In 2013, we employed nearly 33,000 workers providing services to 3,600 customers, primarily in the areas of light industrial, hospitality and event services.  Our customers range in size from small businesses to the largest of corporate enterprises.  All of our workers (our “Field Team Members” or “FTMs”) are employed by us.  Most of our work assignments are short term and many are filled on little notice from our customers.  In addition to short and longer term temporary work assignments, we sometimes recruit and place workers in temp-to-hire situations.

As of December 27, 2013, we owned and operated 56 on-demand labor stores in 23 states. We operate as Command Center, Inc., and through our wholly owned subsidiary, Disaster Recovery Services, Inc. (“DR Services”). We have also created a separate, dormant entity, ComStaff, Inc., that is not active. All financial information is consolidated and reported in our consolidated financial statements. Our corporate headquarters is located in Coeur d’Alene, Idaho.

We were organized as Command Staffing, LLC on December 26, 2002 and commenced operations in 2003 as a franchisor of on-demand labor businesses. In November 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer. In November 2005, we changed our name to Command Center, Inc.

Prior to April 2006, we generated revenues primarily from franchise fees. In May 2006, we acquired approximately 50 on-demand labor stores from certain former franchisees, and shifted our business focus from franchisor to operator.  We currently generate all of our revenue from on-demand labor store operations and related activities.

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

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and background check requirements vary among industries and employers. We operate primarily within the short-term, semi-skilled and unskilled segments of the on-demand labor industry. We oversee the operation of our branch offices from a single corporate office. We endeavor to customize our services according to the unique opportunities and assets presented by each of our locations while leveraging our overall size. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment for our Field Team Members.

Business

Strategic Growth Opportunities:  We remain committed to our long term goal of building a national network of on-demand labor stores. In 2013, we opened one new branch and closed four underperforming offices, as we focused on improving our business fundamentals. In 2014, we will continue to carefully balance our store expansion goals against prudent return on investment analysis. In doing so, we expect to concentrate our revenue growth efforts primarily in same store sales growth within our existing branch structure, while opening new branches in limited situations believed by management to present exceptional opportunities.  In all of our growth opportunities, we continue to emphasize the fundamentals of our business: product quality, customer service, sales process, and people.

On-demand Labor Store Operations: In 2013, we focused on the basics of our business: consistency and excellence in service, increases in margins, containment of costs, selling techniques and company culture.  We concentrated on these measures in order to solidify the groundwork for future growth, but above all, our goal was to enhance profitability.

During the year, we employed over 33,000 temporary employees and serviced approximately 3,600 clients. Our stores are located in 23 states, with 43 stores located in urban areas and 13 stores located in suburban areas. Our stores are often located in proximity to concentrated commercial and industrial areas. Our locations are typically accessible to public transportation and other services that are important to our temporary staff. We have developed a store demographic model that is used to identify and qualify future possible store locations.

In 2013, we closed four under-performing branches. While contrary to our overall goal of expansion, this closure will allow our team to focus specifically on achieving greater profitability at stores that are meeting or exceeding expectations and allow greater flexibility in opening selected new locations.

We manage our field operations using in-store personnel, area managers and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores. The intention and structure of our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing and retaining the qualified personnel needed to meet our business, financial, and growth objectives. Our personnel practices are designed to support our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our business.  We take best practices information from our higher performing stores and propagate this information across all operating groups to produce consistent execution and improvements in company-wide performance averages.

Our Temporary Staff (Field Team Members or FTMs):   Field Team Members are our product and our key asset. Our success is based on our ability to attract, train, motivate, and reward these important constituents. We have invested in many proprietary programs designed to create a long term relationship with top-performing FTMs. These programs include health insurance, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our FTMs by name and show appreciation for the value they bring to our organization and to our client’s workplace.

Adequacy of the pool of available FTMs varies by location. For most of our offices, the worker supply is sufficient and diverse enough to meet current client needs. However, in some locations, worker availability is a limiting factor. We continue to seek additional FTMs through internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 33,000 W-2 forms in 2013, a decrease of approximately 2,000 from 2012.

Our Customers:   In 2013, we serviced approximately 3,600 customers in a variety of industries. Our 10 largest customers accounted for approximately 20% of our revenue in 2013. The top six industries we served were services, manufacturing, construction, retail trade, transportation, and wholesale (trade).

Our Marketing Strategy:   We recognize that our clients are too busy to have time taken by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenges. Our unique sales process starts by learning about potential clients and facilitating conversations with them where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our potential client's needs. Once we have resolved one need, we consistently strive to meet future needs, with the goal of converting a business prospect to a repeat client.

We serve many of our existing customers from multiple stores, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts with respect to national accounts in the year ahead.

Our Workers’ Compensation Coverage: In accordance with the laws of every state, we provide our temporary and permanent workers with workers’ compensation insurance. Currently, we are covered under a large deductible policy where we have primary responsibility for claims under the policy. Under our current policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 are the responsibility of our current workers’ compensation insurance provider. Our policy between April 1, 2011 and March 31, 2012 was a guaranteed cost policy where we were fully insured on all claims occurring in covered states. Our policies before April 1, 2011 were large deductible policies similar to our current coverage. Under these prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 until all claims are resolved completely, up to our deductible of $250,000 on a per claim basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. We have no liability associated with claims in these jurisdictions.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs aimed at increasing awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers conduct job site safety inspections on all new jobs to ensure that customers utilizing our FTMs are doing so in a safe environment. We encourage safe work behavior through an incentive program that rewards our FTM’s for working accident free. We also encourage our FTMs to report unsafe working conditions. We evaluate the risk profile of the work we undertake on an ongoing basis and sometimes restrict classes of work as necessary to achieve the proper balance between revenue and risk.

Our Seasonality:  Some of the industries we operate in are subject to seasonal fluctuation. Many of the jobs filled by FTMs are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business affect financial performance from period to period.

Our Competition:  The manual labor sector of the on-demand labor industry in which we operate is largely fragmented and highly competitive, with low barriers to entry. Our competitors range in size from small, local or regional operators with five or fewer locations to large, multi-national operations with hundreds of locations.

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

Our Trademarks and Trade Names:  We have registered “Command,” “Command Center,” “Command Staffing,” “Command Labor,” “Bakken Staffing.” “Disaster Recovery Services,” “Apply Today, Daily Pay,” “A Different Kind of Labor Place,” and “Labor Commander,” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending.

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

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Coeur d’Alene, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 180 field operations staff located at the various on-demand labor stores. During the fiscal year, we employed approximately 33,000 temporary workers. We are the employer of our temporary workers  and, as such, are responsible for collection of withholding taxes, employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs and all other governmental requirements imposed on employers.  In addition to completing the Form I-9 required by the Department of Homeland Security, we also confirm the identity and work eligibility of each applicant through the federal E-Verify system.  In this manner, we are able to assure our customers that each of our FTMs is legally eligible to work in the United States.

Access to Company Information: We make available, free of charge, through the investor section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation and Nominating and Governance Committees of our Board of Directors are also available on the website. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

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

 Business Risks

We have a history of net losses.  As of December 27, 2013, we had an accumulated deficit of approximately $48,746,000. We have incurred net losses in most of our fiscal years since inception. We may continue to incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

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

We will require additional working capital to implement our current and future business plans.  We will require more working capital to fund customer accounts receivable and continue to expand our operations. We may require more capital in 2014 to meet our operating expenses and make timely payments to our vendors, and refine and improve the efficiency of our business systems and processes. We will need more capital to increase our marketing efforts and expand our network of stores through acquisition and opening of new stores. We cannot assure that such additional capital will be available when we need it on terms acceptable to us, if at all. If we are unsuccessful in securing needed capital, our business may be materially and adversely affected and the viability of our business operations may be threatened. Furthermore, the sale of additional equity or debt securities may result in dilution to existing shareholders, and incurring debt may hinder our operational flexibility. If sufficient additional funds are not available, we may be required to delay, reduce the scope of or eliminate material parts of our business strategy.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). For the fiscal years 2013 and 2012, we did not take any non-cash goodwill impairment charge. The carrying amount of $3.3 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Loss of key personnel could negatively affect our business. The loss of any key executive could have a material adverse effect on our business, financial condition, and results of operations. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

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

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, and prior to April 2011, we maintain(ed) large deductible workers’ compensation insurance policies with large deductible limits. Our current workers’ compensation policy has a deductible limit of $350,000 per incident and our workers’ compensation policies prior to April 2011 have a deductible limit of $250,000 per claim. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In Washington and North Dakota, where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

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

Improper disclosure of employee and customer data could result in liabilities.   In the course of our business, we collect, store, use, and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. We have established a system of controls for safeguarding the security and privacy of our data. Our security controls may not, in every case, be adequate to prevent unauthorized internal or external intrusions into our systems and improper disclosure of personal data and confidential information relating to our employees, our customers or our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding.  The failure to adequately protect private information could expose us to claims from employees and customers and to regulatory actions, could harm our reputation, and could have a material adverse effect on our business, financial condition and results of operations.

Our computer hardware and software, as well as our communications systems, are vulnerable to damage and interruption.  The Company’s ability to manage its operations successfully is critical to its success. Our business is reliant on our ability to electronically gather, compile, process, store and distribute data and other information.  Unintended interruptions or failures resulting from computer and telecommunications failures, equipment or software malfunction, power outages, catastrophic events, security breaches (such as unauthorized access to hackers), errors in usage by our employees,, computer viruses or malware and other events can harm our business.  While we have taken measures to minimize the impact of these problems, the proper functioning of these systems is critical to our business operations. Any security breach or failure in our computer equipment, systems or data could tarnish our reputation and expose us to damages and litigation.

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

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states now regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. We process information on each new applicant for employment through the federal government’s E-Verify system. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. In some cases, the penalties for noncompliance are punitive. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect through 2014, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meet certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 31.2% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

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

We have material weaknesses in our internal controls which may result in us not being able to prevent or detect a material misstatement of our consolidatedfinancial statements, which could harm our business and result in regulatory scrutiny.   Pursuant to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”), we determined that there continues to be material weaknesses affecting our internal control over financial reporting and, we have not maintained effective controls to ensure complete documentation of proper accounting procedures and communication of such policies to employees, as well as verification of third party deposits.   Due to these weaknesses and absence of sufficient mitigating controls, we determined that this control deficiency resulted in a more than remote likelihood that material misstatement or lack of disclosure within the annual or interim consolidated financial statements will not be prevented or detected.  Avenues for mitigating our internal control weaknesses have been evaluated, but mitigating controls have been deemed to be impractical and prohibitively costly due to the size of our organization at the current time.  The material weaknesses in our internal controls may subject us to regulatory scrutiny with undetermined consequences.

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

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 27, 2013 are:

Year	Operating Lease Obligation
2014	$700,836
2015	549,931
2016	285,663
2017	52,146
2018	-
$1,588,576

All of our current facilities are considered adequate for their intended uses. Total lease expense for fiscal years 2013 and 2012 were approximately $1.4 million and $1.5 million, respectively.

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

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two (2) fiscal years ended December 27, 2013 and December 28, 2012.

	Price (1)
Quarter Ended	High	Low
March 30, 2012	$0.45	$0.23
June 29, 2012	$0.49	$0.22
September 28, 2012	$0.35	$0.23
December 28, 2012	$0.30	$0.19
March 29, 2013	$0.27	$0.18
June 28, 2013	$0.24	$0.18
September 27, 2013	$0.46	$0.17
December 27, 2013	$0.50	$0.32

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)
The above quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC QB was $0.41 on March 19, 2014.

Holders of the Corporation’s Capital Stock

At March 20, 2014, we had approximately 125 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

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

Transfer Agent and Registrar

Our transfer agent is Columba Stock Transfer Company, located at 601 East Seltice Way, Suite 202, Post Falls, Idaho, 83854.

Recent Issuances of Unregistered Securities

The following issuances of unregistered securities occurred in 2013 and through the dates of this filing:

●
In December 2013, we issued 100,000 shares to outside members of our Board of Directors as partial payment for their services. Expenses relating to the issuance of these shares amounted to approximately $39,000.

The following issuances of unregistered securities occurred in 2012:

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

We currently have two equity compensation plans, namely the Command Center, Inc. 2008 Employee Stock Incentive Plan, and the Command Center, Inc.  2008 Employee Stock Purchase Plan, which have been approved by shareholders.  The following table provides information as of December 27, 2013 regarding our existing compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	3,950,500	$0.26	2,449,500
Equity compensation plans approved by security holders (2)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	3,950,500	0.26	3,449,500

(1)
Consists of 6,400,000 shares issuable under the Command Center, Inc. 2008 Employee Stock Incentive Plan. This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009.

(2)
Consists of 1,000,000 shares issuable under the Command Center, Inc. Employee Stock Purchase Plan.  This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009.  No shares have been issued under this Plan.

ITEM 6.  SELECTED FINANCIAL DATA

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not required to provide this information pursuant to Regulation S-K.

ITEM 7.  MANAGEMENTS’ DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 27, 2013 and December 28, 2012, and results of operations for the fiscal years ended December 27, 2013 and December 28, 2012.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

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

Overview

Our mission is to be the preferred provider of choice for all on-demand employment solutions by placing the right people in the right jobs every time and by providing unparalleled service to our customers. We have focused intently on training, coaching and mentoring of all of our employees in the achievement of consistent excellence in serving both our FTMs and our customers. In furtherance of our mission, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

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

On-demand Labor Store Operations:  At December 27, 2013, we operated 56 on-demand labor stores serving approximately 3,600 customers and employing approximately 33,000 temporary employees.

As the economic environment continues to improve, we plan to grow through revenue increases at existing offices, as well as acquiring and opening new locations. Our target markets will include locations that we believe are underserved by competitors, areas where there is growing demand for on demand services, and where we can increase business from current national accounts. Additional sales growth may result from selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business sectors.

With growth, we expect to leverage our existing cost structure over increased revenue. This may enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities

The following table reflects operating results in 2013 compared to 2012 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-two Weeks Ended
	December 27, 2013		December 28, 2012
Total Operating Revenue	$93,748		$98,432
Cost of Staffing Services	69,501	74.1%	73,539	74.7%
Gross profit	24,247	25.9%	24,893	25.3%
Selling, general and administrative expenses	19,528	20.8%	22,043	22.4%
Depreciation and amortization	351	0.4%	371	0.4%
Income from operations	4,368	4.7%	2,479	2.5%
Interest expense and other financing expense	(504)	-0.5%	(804)	-0.8%
Change in fair value of warrant liability	(786)	-0.8%	842	0.9%
Net income before income taxes	3,078	3.3%	2,517	2.6%
Provision for income taxes	(137)	-0.1%	(958)	-1.0%
Net income	$2,941	3.2%	$1,559	1.6%
Non-GAAP Data
EBITDA-D	$4,719	5.0%	$2,850	2.9%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (“EBITDA-D”) is a non-GAAP measure that represents net income attributable to CCNI before interest expense, income tax expense, depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure, as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our operational results. We believe it is a complement to net income and other financial performance measures. EBITDA-D is not intended to represent net income as defined by GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA-D to net income for the periods presented:

	Fifty-two Weeks Ended
	December 27, 2013	December 28, 2012
EBITDA-D	$4,719	$2,850
Interest expense and other financing expense	(504)	(804)
Depreciation and amortization	(351)	(371)
Change in fair value of warrant liability	(786)	842
Provision for income taxes	(137)	(958)
Net income (loss)	$2,941	$1,559

Results of Operations

52 Weeks Ended December 27, 2013

Operations Summary:  Revenue decreased by approximately 4.8% in the fiscal year ended December 27, 2013 to $93.7 million from $98.4 million in 2012. The decrease is due primarily to decreased restoration work, the winding down of hard-bid construction contracts through DR Services, and our focus on reducing lower margin work.

Store Operations:  At the beginning of 2013, we operated 59 stores. During the year, we closed four stores and opened one, ending the year with 56 stores operating in 23 states. Same store revenues increased approximately 8.0% to $92.9 million in 2013 compared to $86.0 million in 2012. The increase in same store sales is primarily attributable to our increased focus on attracting new, high quality clients, strengthening existing client relationships, and encouraging existing client growth. Same store revenues are measured taking revenue from locations that were operational during the majority of both operating periods.

Cost of Staffing Services:  Our cost of staffing services decreased to 74.1% of revenue in 2013 from 74.7% in 2012. This decrease is due primarily to decreased per diem and other costs of staffing services, as well as efforts to increase our margins. In 2014, we will continue to focus on increasing our gross margin and increasing profitability.

Worker’s compensation costs for the fiscal year ended December 27, 2013 increased to 4.5% of revenue, compared to 4.2% of revenue in 2012. This increase is primarily attributable to an increase in our claims liability as determined by an actuary.

Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2013				2012
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
2.8%	4.8%	5.3%	4.9%	3.4%	5.1%	4.3%	3.7%

Gross Margin: The factors affecting gross margin in 2013 are discussed under the cost of staffing services above. In the aggregate, cost of staffing services decreased to 74.1% of revenue in 2013 compared to 74.7% of revenue in 2012 yielding gross margins of 25.9% and 25.3%, respectively.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses decreased to 20.8% in 2013 compared to 22.4 % in 2012. This decrease is due primarily to a change in our organizational structure and also to the successful recovery of receivables previously written off. We also experienced decreases in several other expenses as management critically reviewed all expenditures.

Liquidity and Capital Resources

As of December 27, 2013, our current assets exceeded our current liabilities by approximately $5.7 million.  We had total current assets of approximately $17.9 million and current liabilities of $12.2 million. Included in current assets are cash of approximately $5.8 million, trade accounts receivable of $10.6 million, net of allowance for doubtful accounts of approximately $637,000, and the current portion of workers’ compensation deposits of approximately $1.1 million.

Included in current liabilities is our factoring liability of approximately $8.1 million, accrued wages and benefits of approximately $1.7 million, and the current portion of workers’ compensation premiums and claims liability of approximately $1.6 million.

The factoring liability of approximately $8.1 million is used to fund operating needs. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million on December 27, 2013 and $15 million on December 28, 2012. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due. Prior to November 13, 2012, eligible accounts receivable were generally defined to include accounts that were not more than sixty days past due.

Net accounts receivable sold pursuant to this agreement at December 27, 2013 and December 28, 2012 were approximately $8.1 million and $9.1 million, respectively. The term of the current agreement is through April 7, 2016. The current agreement bears interest at the greater of the prime rate plus 2.5%, or the London Interbank Offered Rate (LIBOR) plus 3.0 per annum. At December 27, 2013 the effective interest rate was 3.2%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

The agreement contains a covenant that requires the sum of the excess available advances, plus or minus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 27, 2013 and December 28, 2012, we were in compliance with this covenant.

Operating Activities:  Net cash provided by operating activities totaled approximately $5.2 million in 2013, an increase of $7.0 million compared to net cash used by operating activities of approximately $1.8 million in 2012. Net trade accounts receivable, decreased by approximately $2.7 million, primarily driven by the subsequent collection of receivables arising from the heightened sales in the fourth quarter of 2012 related to disaster recovery work.  In 2013, workers’ compensation risk pool deposits increased approximately $927,000.

Investing Activities:  Net cash used by investing activities totaled approximately $19,000 in 2013, approximately a $425,000 decrease from approximately $443,000 used in 2012. This change was primarily related to cash consideration of $150,000 related to the acquisition of DR Services in 2012.

Financing Activities: Net cash used by financing activities totaled approximately $1.0 million in 2013 compared to cash provided by financing activities of approximately $2.8 million in 2012. Financing activity relates almost exclusively to changes in the balance of our factoring liability.  In addition, we paid off a note in the amount of $150,000 in connection with the acquisition of DR Services in 2012.

Critical Accounting Policies

Management's Discussion and Analysis of Financial Conditions and Results of Operations provides a narrative discussion of our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP.

Use of Estimates:  The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2013 and 2012 both consisted of 52 weeks.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are fully reserved. At December 27, 2013 and December 28, 2012, our allowance for doubtful accounts was approximately $637,000 and $519,000, respectively.

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 3% present value interest rate to determine the amount of our reserves. We evaluate the reserves quarterly and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 27, 2013 and December 28, 2012, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Derivatives:  From time to time, we enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of our securities. When we enter into transactions which allow us to settle obligations by the issuance of our securities, fair value is estimated each reporting period.

Income Taxes: Deferred tax assets and liabilities are recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. A number of estimates and judgments are necessary to determine deferred tax assets, deferred tax liabilities and valuation allowances.

We recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on an annual basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

We have provided a full valuation allowance against our U.S. net deferred tax assets due to our history of net losses, difficulty in predicting future results and our conclusion that we cannot rely on projections of future taxable income to realize the deferred tax assets. Also, certain changes in stock ownership could result in a limitation on the amount of net operating loss and tax credit carryovers that can be utilized each year. Should we undergo such a change in stock ownership, it would severely limit the usage of these carryover tax attributes against future income, resulting in additional tax charges.

Significant management judgment is required in determining our deferred tax assets and liabilities and valuation allowances for purposes of assessing our ability to realize any future benefit from our net deferred tax assets. We intend to maintain this valuation allowance until sufficient positive evidence exists to support the reversal of the valuation allowance. Future income tax expense will be reduced to the extent that we have sufficient positive evidence to support a reversal or decrease in this allowance.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PMB

Command Center, Inc.
Consolidated Balance Sheets

	December 27, 2013	December 28, 2012
ASSETS
Current Assets
Cash	$5,820,309	$1,632,993
Restricted cash	25,619	21,295
Accounts receivable, net of allowance for doubtful accounts	10,577,250	13,701,396
Prepaid expenses, deposits and other	328,920	409,547
Prepaid workers' compensation	28,044	22,852
Other receivables	27,933	17,618
Current portion of workers' compensation deposits	1,113,000	1,200,000
Total Current Assets	17,921,075	17,005,701
Property and equipment - net	350,767	609,772
Workers' compensation risk pool deposit, less current portion	1,783,112	506,196
Goodwill	3,306,786	3,306,786
Intangible assets - net	386,956	522,535
Total Assets	$23,748,696	$21,950,990
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$402,672	$722,150
Checks issued and payable	189,830	511,105
Account purchase agreement facility	8,050,633	9,051,999
Other current liabilities	326,319	507,122
Contingent liability	-	322,874
Accrued wages and benefits	1,717,235	1,713,480
Current portion of workers' compensation premiums and claims liability	1,648,058	2,005,579
Total Current Liabilities	12,334,747	14,834,309
Long-Term Liabilities
Warrant liabilities	1,386,088	599,473
Workers' compensation claims liability, less current portion	2,613,871	2,510,687
Total Liabilities	16,334,706	17,944,469
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 59,711,242 and 59,611,242 shares issued and outstanding, respectively	59,711	59,611
Additional paid-in capital	56,099,875	55,633,377
Accumulated deficit	(48,745,596)	(51,686,467)
Total Stockholders' Equity	7,413,990	4,006,521
Total Liabilities and Stockholders' Equity	$23,748,696	$21,950,990

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Income

	Fifty-two Weeks Ended
	December 27, 2013	December 28, 2012
Revenue	$93,748,261	$98,432,059
Cost of staffing services	69,500,997	73,538,819
Gross profit	24,247,264	24,893,240
Selling, general and administrative expenses	19,527,784	22,043,268
Depreciation and amortization	351,240	370,768
Income from operations	4,368,240	2,479,204
Interest expense and other financing expense	(503,626)	(804,036)
Change in fair value of derivative liabilities	(786,615)	842,256
Net income before income taxes	3,077,999	2,517,424
Provision for income taxes	(137,128)	(958,147)
Net income	$2,940,871	$1,559,277

Earnings' per share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.02

Weighted average shares outstanding:
Basic	59,613,989	59,235,990
Diluted	61,307,455	63,124,705

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	APIC	Accumulated Deficit	Total Stockholder’s Equity
Balance, December 30, 2011	-	-	57,606,368	57,606	54,952,802	(53,245,744)	1,764,664

Common shares issued for the acquisition of DRS, LLC	-	-	1,500,000	1,500	388,500	-	390,000
Common shares issued for contingent liability	-	-	211,874	212	70,328	-	70,540
Common stock issued for services	-	-	293,000	293	83,147	-	83,440
Stock based compensation expense	-	-	-	-	138,600	-	138,600
Net income	-	-	-	-	-	1,559,277	1,559,277
Balance, December 28, 2012	-	-	59,611,242	59,611	55,633,377	(51,686,467)	4,006,521

Common stock issued for services			100,000	100	38,900	-	39,000
Stock based compensation expense	-	-	-	-	104,724	-	104,724
Reclass contingent consideration for DRS, LLC	-	-	-	-	322,874	-	322,874
Net income	-	-	-	-	-	2,940,871	2,940,871
Balance, December 27, 2013	-	-	59,711,242	59,711	56,099,875	(48,745,596)	7,413,990

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows

	Fifty-two Weeks Ended
	December 27, 2013	December 28, 2012
Cash flows from operating activities
Net income	$2,940,871	$1,559,277
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	351,240	370,768
Change in allowance for doubtful accounts	117,483	287,116
Change in fair value of derivative liabilities	786,615	(842,256)
Common stock issuable for services	39,000	83,440
Stock based compensation	104,724	138,600
Changes in assets and liabilities:
Accounts receivable - trade	3,006,664	(5,750,776)
Restricted cash	(4,324)	(21,295)
Prepaid workers' compensation	(5,192)	4,780
Other receivables	(10,315)	(6,590)
Prepaid expenses, deposits and other	80,627	(12,638)
Loss on disposition of property and equipment	61,940	-
Deferred tax asset	-	912,195
Workers' compensation risk pool deposits	(1,189,918)	(777,361)
Accounts payable	(319,479)	(178,024)
Checks issued and payable	(321,275)	341,367
Other current liabilities	(180,803)	(51,699)
Accrued wages and benefits	3,755	927,815
Workers' compensation premiums and claims liability	(254,336)	1,180,929
Net cash provided (used) by operating activities	5,207,277	(1,834,352)
Cash flows from investing activities
Purchase of property and equipment	(58,895)	(293,285)
Sale of property and equipment	40,300	-
Cash paid for acquisition of subsidiary	-	(150,000)
Net cash used by investing activities	(18,595)	(443,285)
Cash flows from financing activities
Net proceeds from account purchase agreement facility	(1,001,366)	2,929,334
Payments on notes payable	-	(150,000)
Net cash (used) provided by financing activities	(1,001,366)	2,779,334
Net increase in cash	4,187,316	501,697
Cash, beginning of period	1,632,993	1,131,296
Cash, end of period	$5,820,309	$1,632,993
Non-cash investing and financing activities
Common stock issued for subsidiary	$-	$390,000
Contingent consideration recorded in acquisition of subsidiary	$-	$851,727
Common shares issued for contigent consideration	$-	$70,540
Note payable issued for subsidiary	$-	$150,000
Shares to be issued for contingent consideration	$322,874	$-
Equipment received in exchange for accounts receivable	$-	$45,000
Supplemental disclosure of cash flow information
Interest paid	$306,250	$571,144
Income taxes paid	$32,128	$45,951

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a Washington corporation initially organized in 2002. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trade’s applications. Our customers are primarily small to mid-sized businesses in the restoration, wholesale trades, manufacturing, hospitality, construction and retail industries. We currently operate 56 stores located in 23 states. Our largest 10 customers represent approximately 20% of our revenue. We operate as: Command Center, Inc., Disaster Recovery Services, Inc. (“DR Services”), and as Bakken Staffing, a dba utilized in North Dakota.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2013 and 2012 both consisted of 52 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2012 have been reclassified to conform to the 2013 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

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

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 27, 2013, we held deposits in excess of FDIC insured limits of approximately $5.3 million.

Restricted Cash:  We maintained a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. All balances over 180 days past due are either written off as bad debt or fully reserved. At December 27, 2013 and December 28, 2012, our allowance for doubtful accounts was approximately $637,000 and $519,000, respectively.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 27, 2013 and December 28, 2012, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

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

Earnings per Share:  We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 6,879,125 and 13,835,053 shares of common stock at December 27, 2013 and December 28, 2012, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal. At December 27, 2013 and December 28, 2012, we had 1,693,466 and 3,888,715 dilutive shares relating to vested stock options, warrants, and shares to be issued for contingent consideration, respectively.

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

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the years ended December 27, 2013 and December 28, 2012, advertising cost were included in selling, general and administrative expenses were approximately $34,000 and $62,000, respectively.

Concentrations:  At December 27, 2013 we had a concentration in accounts receivable where the total balance due from a single client was 13.0% of total accounts receivable. At December 27, 2013 and December 28, 2012, we had a concentration in accounts payable where the total balance due to a single vendor was 10.3% and 10.9% of total accounts payable, respectively. A reduction or loss of business with this client, or service from this vendor, could have a material adverse effect on our results of operations and financial condition.

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

Checks Issued and Outstanding:  When checks drafted at a financial institution are in excess of funds on deposit at that financial institution, determined on an entity by entity basis, they are presented as a current liability on the consolidated balance sheet.

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

Our financial instruments consist principally of a stock warrant and contingent liability.

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at December 27, 2013 and December 28, 2012, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2013	2012	Input Hierarchy Level
Recurring:
Stock Warrant liability	$1,386,088	$599,473	Level 2
Contingent liability	-	322,874	Level 2

Recent Accounting Pronouncements:  In July 2012, the Financial Accounting Standards Board issued guidance on testing indefinite-lived intangibles for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of its indefinite-lived intangible assets are less than their carrying amounts. If an entity determines that it is more likely than not that the fair value of each asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. If the entity concludes otherwise, it is required to perform an impairment test comparing the carrying value of the intangible asset with its fair value and recognize an impairment loss if necessary. The guidance became effective for us beginning in our fiscal year 2013.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. In fiscal year 2013, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

NOTE 2 – ACQUISITIONS

On January 4, 2012 (effective January 1, 2012), through our wholly-owned and newly formed subsidiary DR Services, we entered into an asset purchase agreement (the “Agreement”), with DR Services of Louisiana, LLC, a Louisiana limited liability company, and Environmental Resource Group, LLC, a Louisiana limited liability company (collectively “DRS, LLC”). Under the terms of the Agreement, we acquired substantially all of the assets of DRS, LLC.

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

The fair value of the contingent shares to be issued was determined based upon a binomial model where we estimated our future stock price and the future revenue growth of DR Services over the 8 quarters following the acquisition. The assumptions used to calculate the fair value of the contingent liability are as follows:

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

At December 27, 2013 and December 28, 2012, there were approximately 1.3 million shares issuable to the owners of DRS, LLC valued at approximately $323,000 related to contingent consideration earned and due. During 2013, we determined that these shares were earned and due. As such, we reclassed the contingent liability to additional paid in capital and we expect these shares to be issued in 2014.

As part of the agreement, the owners of DRS, LLC entered into employment agreements with us with a term of one year in which we agreed to pay them an annual salary, and a vehicle allowance. Also as part of the agreement, the owners of DRS, LLC entered into non-compete agreements with a term of two years.

Our consolidated financial statements for fiscal year 2012 reflect all DR Services transactions for the entire period. Accordingly, no pro forma information for 2012 is being presented.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 27, 2013 and December 28, 2012:

	2013	2012
Leasehold improvements	$587,593	$573,796
Vehicles and machinery	99,509	224,361
Furniture and fixtures	51,696	56,883
Computer hardware and licensed software	250,964	233,594
Accumulated depreciation	(644,935)	(534,988)
	344,827	553,646

Software development costs	292,495	356,848
Accumulated amortization	(286,555)	(300,722)
	5,940	56,126
Total property and equipment, net	$350,767	$609,772

During the fiscal year ended December 27, 2013 and December 28, 2012, we recognized approximately $216,000 and $197,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

In 2012, we recorded an increase in goodwill of approximately $807,000 related to the acquisition of DR Services (see Note 2).

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis was conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. We did not record an impairment of goodwill in fiscal years 2013 or 2012 as the estimated fair value of the reporting unit exceeded its carrying value.

The following table presents our purchased intangible assets, other than goodwill, for the fiscal years ended December 27, 2013 and December 28, 2012:

	2013	2012
Customer relationships	$1 ,420,096	$1,420,096
Trade names and other	41,780	41,780
Accumulated amortization	(1,074,920)	(939,341)
Intangible asset, net	$386,956	$522,535

During the fiscal year ended December 27, 2013 and December 28, 2012, we recognized approximately $136,000 and $174,000, respectively, of amortization expense related to intangible assets.

We obtained our amortizable intangible asset as a result of the acquisition of DR Services in 2012 (see Note 2) and the acquisition of on-demand labor stores in 2006 and 2007.

NOTE 5 – FACTORING AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million on December 27, 2013 and $15 million on December 28, 2012. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due. Prior to November 13, 2012, eligible accounts receivable were generally defined to include accounts that were not more than sixty days past due.

Net accounts receivable sold pursuant to this agreement at December 27, 2013 and December 28, 2012 were approximately $8.1 million and $9.1 million, respectively. The term of the current agreement is through April 7, 2016. The current agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At December 27, 2013 the effective interest rate was 3.2%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets.

The agreement contains a covenant that requires the sum of the excess available advances, plus or minus our cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At December 27, 2013 and December 28, 2012, we were in compliance with this covenant.

NOTE 6 – WORKERS’ COMPENSATION INSURANCE AND RESERVES

On April 1, 2012 we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of, $1.8 million in a non-depleting deposit account to cover claims within our self-insured layer. For workers' compensation claims originating in the monopolistic jurisdictions of Washington and North Dakota we pay workers' compensation insurance premiums and obtain full coverage under state government administered programs. We also obtain full coverage in New York under a policy issued by the State Fund of New York. Accordingly, our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions.

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

Workers' compensation expense for temporary workers is recorded as a component of our cost of services and totaled approximately $4.3 million and $4.1 million for the year ended December 27, 2013 and December 28, 2012, respectively.

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

Under the AMS policies, we make payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $715,000. At December 27, 2013, our deposit with this previous insurer was approximately $684,000.

For the two year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At December 27, 2013, our risk pool deposit with AIG was approximately $414,000. All liabilities associated with these claims are fully reserved on our consolidated balance sheet.

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

 Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves, net of the discount; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $4.1 million for the fiscal years ended December 27, 2013 and December 28, 2012.

	2013	2012
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$1,706,195	$928,834
Additional workers’ compensation deposits made during the period	1,360,000	1,850,000
Deposits applied to payment of claims during the period	(170,082)	(1,072,639)
Deposits available for future claims at the end of the period	$2,896,113	$1,706,195

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$3,710,925	$2,946,675
Claims paid during the period	(1,653,694)	(1,626,182)
Additional future claims liabilities recorded during the period	1,669,640	2,390,432
Estimated future claims liabilities at the end of the period	$3,726,871	$3,710,925

The workers’ compensation risk pool deposits are classified as current and non-current assets on the consolidated balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying consolidated financial statements.

NOTE 7 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:    In the fiscal year ending December 27, 2013, we issued 100,000 shares of common stock valued at $39,000 to the outside members of our Board of Directors for partial payment of their services.

In the fiscal year ending December 28, 2012, we issued 1,711,874 shares of common stock in relation to the acquisition of DR Services (see Note 2). We issued 153,000 shares of common stock valued at approximately $47,000 to our investor relations firm as partial payment for their investor relations fees. The average price of the shares issued was $0.31. The shares were recorded as an expense when earned and issuable. We issued 140,000 shares of common stock valued at approximately $36,000 to the outside members of our Board of Directors for partial payment of their services.

The following warrants for our common stock were issued and outstanding on December 27, 2013 and December 28, 2012, respectively:

	2013	2012
Warrants outstanding at beginning of year	11,887,803	12,137,803
Expired	(6,312,803)	-
Cancelled	-	(250,000)
Warrants outstanding at end of year	5,575,000	11,887,803

A detail of warrants outstanding at December 27, 2013 is as follows:

	Number	Expiration Date
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.50 and $1.00 per share	1,375,000	4/15/14 to 4/15/15
	5,575,000

Of the warrants outstanding, 4.2 million are defined as a derivative instrument and the fair value of these warrants are estimated each period using the Black-Scholes pricing model. The assumptions used to calculate the fair values are as follows:

	December 27, 2013	December 28, 2012
Expected term (years)	.26	1.3
Expected volatility	93.2%	95.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.07%	0.20%

The change in fair value amounted to approximately $(787,000) and $384,000 for the year ended December 27, 2013 and December 28, 2012, respectively. These changes are included in the line item change in fair value of derivative liabilities in our consolidated statement of income.

NOTE 8 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers, directors, as well as advancing our own interests.

During 2013, we granted 1,500,000 stock options to our CEO exercisable at $0.20, which expire on March 28, 2018. During 2012, we granted 1,875,000 stock options to employees, officers and directors exercisable at $0.41, which expire on May 9, 2017. Options granted in 2013 and 2012 vest over a period of four years, with 25% vesting on the first anniversary of the date of grant and 25% vesting each anniversary thereafter for the following three years.

The following table reflects the summary of stock options outstanding at December 30, 2011 and changes during the fiscal years ended December 28, 2012 and December 27, 2013:

	Number of Shares Under Options	Weighted Average Exercise Price Per Share	Weighted Average Fair Value Per Share
Outstanding, December 30, 2011	3,092,000	$0.20	$0.17
Granted	1,875,000	0.41	0.33
Forfeited	(281,750)	0.28	0.24
Expired	(602,250)	0.30	0.22
Outstanding, December 28, 2012	4,083,000	0.20	0.17
Granted	1,500,000	0.20	0.16
Forfeited	(899,125)	0.30	0.25
Expired	(733,375)	0.21	0.17
Outstanding, December 27, 2013	3,950,500	0.26	0.17

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

	December 27, 2013	December 28, 2012
Expected term (years)	5.0	5.0
Expected volatility	114.1%	116.9%
Dividend yield	0.0%	0.0%
Risk-free rate	0.8%	0.8%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15% with an estimated 90% of vested options expected to be exercised. Options granted to certain key employees were not taken into consideration when determining the post vesting effects due to turnover. During the fiscal year ended December 27, 2013 and December 28, 2012, we recognized share-based compensation expense of approximately $105,000 and $139,000 relating to the issuance of stock options, respectively.

The following table reflects a summary of our nonvested stock options outstanding at December 30, 2011 and changes during the fiscal years ended December 28, 2012 and December 27, 2013:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 30, 2011	1,652,750	0.17	0.15
Granted	1,875,000	0.41	0.33
Vested	(510,250)	0.17	0.15
Forfeited	(281,750)	0.28	0.24
Nonvested, December 28, 2012	2,735,750	0.17	0.15
Granted	1,500,000	0.20	0.16
Vested	(690,250)	0.30	0.25
Forfeited	(899,125)	0.30	0.25
Nonvested, December 27, 2013	2,646,375	0.27	0.22

As of December 27, 2013, there was unrecognized share-based compensation expense totaling approximately $420,000 relating to non-vested options that will be recognized over the next 3.2 years.

The following summarizes information about the stock options outstanding at December 27, 2013:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,950,500	$0.26	3.02	$737,454
Exercisable	1,304,125	0.23	1.77	75,860

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 1.0 million shares of common stock to employees. No options or shares have been issued pursuant to this plan.

NOTE 9 – INCOME TAX

The provision for deferred income taxes is comprised of the follows:

	December 27,	December 28,
	2013	2012
Current
Federal	$96,000	$39,000
State	41,000	7,000
Deferred
Federal	1,239,000	(40,000)
State	395,000	208,000
Change in valuation allowance	(1,634,000)	744,000
Provision for income taxes	$137,000	$958,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 27, 2013	December 28, 2012
Current deferred tax assets and liabilities
Accrued Bonus	$220,000	$-
Accrued Vacation	62,000	65,000
Total current deferred tax asset	282,000	65,000
Long-term deferred tax assets and liabilities
Workers' compensation claims liability	1,401,000	1,444,000
Property, plant, equipment and intangibles	252,000	238,000
Bad debt reserve	239,000	202,000
Other assets	17,000	14,000
NOL	3,486,000	5,460,000
AMT Credit	151,000	39,000
Total long-term deferred tax asset	5,546	7,397,000
Total deferred tax asset	5,828	7,462,000
Valuation allowance	(5,828)	(7,462,000)
Total deferred tax asset, net of valuation allowance	$-	$-

At December 27, 2013, we fully reserved our deferred tax asset by a valuation allowance because of uncertainties concerning our ability to generate sufficient taxable income in future periods to realize the tax benefit.  Management does not believe that information is available to support a reduction in the valuation allowance based upon the more likely than not test of future utilization of these deferred tax attributes.  Based upon our future results of operations, management will review the future utilization of the deferred tax attributes annually.

Our federal and state net operating loss carryover of approximately $9.3 million will expire in the years 2028 through 2031. In addition, certain portions of the net operating loss carry forward may be limited related to Section 382 of the Internal Revenue Code. Our charitable contribution carryover will expire in the years 2013 through 2018.  The net change in the valuation allowance account from December 28, 2012 to December 27, 2013 was a decrease of approximately $1.6 million.

Management estimates that our combined federal and state tax rates will be approximately 38%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 27, 2013		December 28, 2012
Income tax expense (benefit) based on statutory rate	$1,036,000	34%	$856,000	34%
Permanent differences	48,000	2%	(202,000)	-8%
State income taxes expense net of federal taxes	422,000	14%	215,000	9%
Change in valuation allowance	(1,634,000)	-55%	744,000	29%
Change in fair value of derivatives	267,000	9%	(286,000)	-11%
Other	(2,000)	0%	(369,000)	-15%
Total taxes (benefits) on income	$137,000	4%	$958,000	38%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2010 through 2013.  We deduct interest and penalties as interest expense on the consolidated financial statements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

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

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 27, 2013 are:

Year	Operating Lease Obligation
2014	$700,836
2015	549,931
2016	285,663
2017	52,146
2018	-
$1,588,576

Total lease expense for the fiscal years ended December 27, 2013 and December 28, 2012 were approximately $1.4 million and $1.5 million, respectively.

Legal Proceeding:  From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition and results of operations.

NOTE 11 – SUBSEQUENT EVENTS

In March 2014 we received notice that a non-management owner has elected to exercise 4.2 million warrants with a strike price of $0.08 per share. These shares have not been issued as of the date of the release of these financial statements, but we anticipate they will be issued in the near future.

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

ITEM 9A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures

An evaluation was performed under the supervision, and with the participation of, our management, including the Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on that evaluation, our management, including the Chief Executive Officer and Principal Accounting Officer, concluded that as of December 27, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and Principal Accounting Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, we assessed the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. While this assessment is not formally documented, management did use it to identify a material weakness in internal control over financial reporting.

A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The material weakness identified is disclosed below.

Documentation of proper accounting procedures is not complete and some of the documentation that exists has not been reviewed or approved by management, or has not been properly communicated and made available to employees responsible for portions of the internal control system. Additionally, we did not have a system in place for verification of third-party deposits. Not all fully implemented fundamental elements of an effective control environment were present as of December 27, 2013, including formalized monitoring procedures.

These deficiencies represent a material weakness in our internal control over financial reporting given that it results in a reasonable possibility that a material misstatement to the annual or interim consolidated financial statements would not have been prevented or detected. Based on this assessment, our management concluded that our internal control over financial reporting was not effective as of December 27, 2013.

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

ITEM 9B. OTHER INFORMATION

None.
PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of the directors and executive officers of the Company are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3901 N. Schreiber Way, Coeur d’Alene, Idaho 83815. All of these individuals are citizens of the United States. Our Board of Directors currently consists of five directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed by the Board. No family relationships exist among any of the directors or executive officers of the Company.

Frederick Sandford, age 52	Chief Executive Officer, President and Director
Ralph E. Peterson, age 80	Principal Accounting Officer
Ronald L. Junck, age 66	Executive Vice President, Secretary and General Counsel
John Schneller, age 47	Director
Jeff Wilson, age 53	Director
J.D. Smith, age 43	Director
John Stewart, age 57	Director

Frederick J. Sandford, 52, was appointed as our President and Chief Executive Officer on February 22, 2013 and was elected to the Board of Directors on November 7, 2013. Mr. Sandford has experience leading companies in transition and all phases of growth. Since 2005, he has served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection.  Earlier in his career he founded, built and grew a private security enterprise that led to a successful exit.  He also founded, built and successfully sold a liquid waste company.  Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company.  He is a former US Navy SEAL. He earned a BA in Psychology from the University of Massachusetts at Amherst

Ralph E. Peterson, 80, was appointed as our Principal Accounting Officer on August 1, 2013 and to the Board as a director in November 2007. Mr. Peterson previously served as our Chief Financial Officer from April, 2009 to October 2010, and again in February, 2011 to May 2012. From 2002 until 2006, Mr. Peterson was a partner with a mid-sized venture capital firm. From year to year, Mr. Peterson held leadership roles with Labor Ready, Inc., where he was a member of its Board of Directors and served as its Chief Financial Officer and Executive Vice President of Corporate and Business Development. He also spent more than 20 years in the restaurant industry, first as an officer of Hardee's Food Company, operating both company owned and franchised fast food restaurants, and subsequently as the Chief Financial Officer of Rax Restaurants, Inc., a national restaurant chain also operating both company-owned and franchised restaurants. Mr. Peterson received his Master's in Business Administration from the University of North Carolina, as well as a Master of Science in Finance and Management and a Bachelor of Science in Accounting from Northern Illinois University.

Ronald L. Junck, 66, has been our Executive Vice President, Secretary and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

John Schneller, 47, was appointed to our Board on June 23, 2008. Mr. Schneller is currently a Managing Director at the investment banking firm of Grandwood Securities, LLC. Prior to joining Grandwood, Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, brokers, asset managers and insurance companies, packaging and retail. Prior to Knott Partners, Mr. Schneller served from 2000-2001 as Executive Director and Senior Research Analyst at CIBC World Markets. Prior to CIBC, from 1997 - 2000, he served as Vice President and Senior Research Analyst at Stephens Inc., a multi-disciplined investment and merchant bank, where he focused on Business Services, IT Services and Marketing Services as well as select software applications. Mr. Schneller was an Associate Analyst at Donaldson, Lufkin & Jenrette, from 1996 - 1997, where he focused on Business Services and Photography and Electronic Imaging. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, a Master's degree in Public Administration from Suffolk University and a Master's degree in Business Administration from the Johnson Graduate School of Management at Cornell University.

Jeff Wilson, 53, has been appointed as member of our Board effective September 21, 2010. Since March of 2013 Mr. Wilson has served as the Chief Financial Officer of Acumatica. Prior to that, Mr. Wilson has served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington for six years. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining the company, Mr. Wilson had served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson had served as a manager with the accounting firm, Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

J.D. Smith, 43, was appointed as a member of our Board of Directors effective December 10, 2012.  Mr. Smith has worked in real estate investment, construction and development since 1982.  In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license.  In 1993 he graduated from ASU with a Bachelors of Science degree in Real Estate. He lives in Phoenix, AZ since 1987 and has two daughters aged 16 and 18.  From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc. and JD Smith Development, LLC.  From 2008 until 2012 he was the Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona.   Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of the real estate and investment and development businesses.  He serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions.

John Stewart, 57, was elected as a member of our Board of Directors  effective November 7, 2013.  Mr. Stewart has been the President of Glacial Holdings, Inc. and Glacial Holdings LLC, private multi-family residential and commercial real estate holding companies, and of Glacial Holdings Property Management, Inc., a private property management company since 1992.  Through a number of private entities, Mr. Stewart is an investor in various business enterprises.  During the past eight years, he has served as the chair of the Advisory Board of the Bank of North Dakota, a director of Corridor Investors, LLC, the Minot Family YMCA and the Minot Vocational Adjustment Workshop, and as a trustee of the Open Family Guidance Institute.  Mr. Stewart was employed as a Certified Public Accountant by the accounting firms of Arthur Andersen & Co. (from 1978 to 1980) and Brady, Martz & Associates P.C. (from 1980 to 1997).  Mr. Stewart has been a member of the Board of Trustees of Investors Real Estate Trust (NYSE – IRET) since 2004.

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

Audit	Compensation	Nominating and Corporate Governance
Jeff Wilson (Chair)	John Schneller (Chair)	J.D. Smith (Chair)
John Schneller	Jeff Wilson	Jeff Wilson
John Stewart	JD Smith	John Stewart

The committees are described below.

Audit Committee:  Jeff Wilson (Chairman), John Schneller and John  Stewart currently serve on the Audit Committee. The Meetings to review our quarterly and annual filings were held each quarter, and several remote meetings were held to discuss the December 28, 2012 audit and the preparation of the consolidated financial statements for the period then ended. The Audit Committee held four formal meetings in each 2013 and 2012.

Our Board of Directors has determined that Mr. Wilson qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee:  John Schneller (Chairman), Jeff Wilson and JD Smith currently serve on the Compensation Committee. The Board first appointed the Compensation Committee in December 2008. The Compensation Committee met on four occasions in each 2013 and 2012 and acted by unanimous written consent one time. The Compensation Committee is comprised of three non-employee directors. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee:  J.D. Smith (Chairman), Jeff Wilson and John Stewart currently serve on the Nominating and Corporate Governance Committee. The Board first appointed members of the Nominating and Corporate Governance Committee in December 2009. The Nominating and Corporate Governance Committee met on one occasions in 2013.

The Board’s Role in Risk Oversight

The Board has a comprehensive enterprise risk management process in which management is responsible for managing the Company's risks. The Board and its committees provide review and oversight in connection with these efforts. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Purposeful and appropriate risk taking is essential for the Company to be competitive and to achieve its strategic objectives.

The Board implements its risk oversight function both as a whole and through committees, which play a significant role in carrying out risk oversight. The risk oversight responsibility is enabled by management reporting processes that are designed to provide visibility to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. These areas of focus include competitive, economic, operational, financial, legal, regulatory, compliance, safety, environmental and political risks. While the Audit Committee is responsible for oversight of management’s risk management policies, oversight responsibility for particular areas of risk is allocated among the Board committees according to the committee’s area of responsibility as reflected in the committee charters.

In particular:

●
The full Board oversees strategic, financial and execution risks and exposures associated with the annual plan and other current matters that may present material risk to the Company’s operations, plans, prospects or reputation, in addition to acquisitions and executive management succession planning.

●
The Audit Committee oversees risks associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, financial policies, credit and liquidity matters and compliance with legal and regulatory matters including environmental matters.

●
The Compensation Committee oversees risks and rewards associated with the Company’s attraction and retention of talent, management development, executive management succession plans, and compensation philosophy and programs, including a periodic review of such compensation programs to ensure that they do not encourage excessive risk-taking.

●
The Nominating and Governance Committee oversees risks associated with company governance, including our code of ethics, director succession planning, and the structure and performance of the Board and its committees.

The Company believes that its leadership structure, discussed in detail above, supports the risk oversight function of the Board. Strong directors chair the various committees involved in risk oversight, there is open communication between management and directors, and all directors are involved in the risk oversight function.

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

Based on these standards and information provided by the Directors and Officers, the Board determined that John Schneller, Jeff Wilson, J.D. Smith and John Stewart, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as shareholders of the Company.

Based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: Frederick Sandford is not independent because he is our Chief Executive Officer and President.

Director Compensation

The following table summarized the cash, equity awards, and all other compensation earned by each of our non-employee directors during the year ended December 27, 2013.

Name	Fees Earned	Stock Award (1)	Option Award (2)	All Other	Total
Ralph E. Peterson (3)	$23,750	$7,800	$-	$-	$31,550
John Schneller	27,500	7,800	-	916	36,216
Jeff Wilson	27,500	7,800	-	-	36,216
J.D. Smith	27,500	7,800	-	364	35,664
John Stewart (4)	6,250	7,800	-	914	14,964
 ___________
(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2013 in accordance with GAAP. This amount represents shares awarded for service in 2013. The amounts were calculated using the closing price of our stock on the grant date.

(2)	This column represents the grant date fair value of options awarded to each non-employee director in 2013 in accordance with GAAP.

(3)	On August 19, 2013, Ralph Peterson was appointed Principal Accounting Officer, resigned from the Board and was awarded the title of Director Emeritus, an honorary position.

(4)	Mr. Stewart was elected by the Shareholders as a Director on November 7, 2013.

Compensation Committee Interlocks and Insider Participation

The following director and executive officer served as a member of the Compensation Committee during some or all of fiscal year 2013:  Ralph Peterson served on the Compensation Committee, as well as the Audit Committee and the Nominating and Governance Committee at the time of his appointment as Principal Accounting Officer on August 1, 2013.  His committee memberships continued until November 7, 2013.

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

Attendance at Meetings

During 2013, our Board held six meetings. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

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

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities (“Reporting Persons”) to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 27, 2013. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2013, we believe that, during 2013, all of the filing requirements under Section 16(a) of the Exchange Act were satisfied.

Indebtedness of Management

No director or executive officer or nominee for director, or any member of the immediate family of such has been indebted to the Company during the past year.

Officer and Director Legal Proceedings

There are no legal proceedings involving officers or directors of the Company.

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

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance. Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each NEO based upon available compensation data. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that our executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations. During 2013 we intend to expand the elements of our executive compensation program to include the following:

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

Annual Bonus:  In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established by the Compensation Committee prior to the beginning of each fiscal year. The Compensation Committees objectives for 2013 were based upon positive cash flow for the Company. The executive bonus pool for 2013 is calculated by taking EBITDA-W, less a floor, multiplied by 35%. This pool is then distributed to the executive officers based upon their position.

Equity and Other Compensation:  We offer $20,000 of Company paid life insurance to most employees, including officers.

Role of Executive Officers in Executive Compensation

The Compensation Committee is charged with reviewing executive compensation and making recommendations to the Board of Directors based upon their review and analysis. There has been no review performed since the appointment of the Compensation Committee. None of our executive officers currently serves, or in the past year has served, as a member of the Board of Directors or compensation committee of any entity that has one or more executive officers serving as an independent director on the Board of Directors or Compensation Committee.

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 27, 2013, and December 28, 2012 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensa-tion	All other compensa-tion	Total
Frederick Sandford (1)	2013	$141,430	$357,882	$-	$240,670	$-	$32,232	$772,215
Director and Chief Executive Officer	2012	-	-	-	-	-	-	-
Ron Junck	2013	185,000	178,941	-	-	-	-	363,941
Executive Vice President, General Counsel and a former Director	2012	185,000	99,050	-	-	-	-	284,050
Glenn Welstad (2)	2013	38,227	-	-	-	-	-	38,227
Former Director and Chief Executive Officer	2012	200,000	107,082	-	-	-	-	307,082
Todd Welstad (3)	2013	135,192	-	-	-	-	-	135,192
Director and Chief Information Officer	2012	185,000	133,738	-	34,981	-	-	353,719
Dan Jackson (4)	2013	120,961	-	-	-	-	11,632	132,593
Former Chief Financial Officer	2012	130,110	93,810	-	166,575	-	-	390,495
Ralph E. Peterson (5)	2013	-	-	-	-	-	-	-
Director and Principal Accounting Officer	2012	74,000	-	-	-	-	-	74,000
___________
(1)
Frederick Sandford was appointed Chief Executive officer on February 22, 2013. He did not receive any compensation in 2012 and his 2013 annual salary is $175,000. Other compensation paid to Mr. Sandford relates to commuting and housing expenses paid on his behalf.

(2)	Glenn Welstad resigned effective February 19, 2013. His 2013 and 2012 annual salary was $200,000.

(3)	Todd Welstad was terminated effective July 11, 2013. His 2013 and 2012 annual salary was $185,000.

(4)	Dan Jackson resigned effective May 17, 2013. His 2013 and 2012 annual salary was $185,000. Other compensation paid to Mr. Jackson relates to commuting expenses paid on his behalf.

(5)	Ralph Peterson did not receive any compensation in 2013 and his 2012 annual salary was $185,000.

		Option awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Frederick Sandford	2/22/2013	-	1,500,000	$0.20	2/21/2018
Dan Jackson	5/10/2012	500,000	-	0.41	5/9/2017
Ron Junck	5/6/2010	125,000	125,000	0.17	5/5/2015
Ralph E. Peterson	5/10/2012	-	40,000	0.41	5/9/2013
	5/6/2010	250,000	-	0.17	5/5/2015

Option Exercises

During our fiscal year ended December 27, 2013, there were no options exercised by our NEO’s or Directors.

We do not currently have a Long-Term Incentive Plan (“LTIP”).

Summary of Executive Employment Agreements

We have an Employment Agreement with our new Chief Executive Officer and President. On February 22, 2013, we entered into an Employment Agreement with Frederick Sanford (the “Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $175,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) We will make an initial grant of unvested options to acquire 1,500,000 shares of common stock. The options will vest in 4 equal annual installments of 375,000 options, effective beginning on the Vesting Commencement Date as set forth in the Notice of Stock Option Award. (iv) If there is a change in control (as defined in the Agreement), Mr. Sandford will continue to receive his Base Salary and Annual Bonus for 24 months after termination, together with vesting of all options granted pursuant to the Agreement. In the event of termination without cause (as defined in the Agreement), Mr. Sandford would continue to receive his Base Salary for the longer of: 18 months following termination or the remainder of the then current Agreement. (v) Noncompetition and confidentiality provisions are applicable under the Agreement. (vi) The effective date of the Agreement is February 22, 2013 and continues for two years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events. There are no executive employment agreements with Ronald Junck, Executive Vice President and General Counsel. We do not anticipate entering into a new executive employment agreements with Ronald Junck.

Ronald Junck receives a base salary of $185,000 per year, effective September 2011, plus performance based compensation as set by the Board. During his tenure, Glenn Welstad received a base salary of $200,000 per year and was entitled to performance-based compensation in an amount set by our Board of Directors. During his tenure, Dan Jackson received a base salary of $185,000 per year and was entitled to performance-based compensation in an amount set by the Board. During his tenure, Todd Welstad received a base salary of $185,000 per year, and was entitled to performance-based compensation in an amount set by the Board. All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

Payments upon Termination and Change in Control

The following is a summary setting forth potential severance payments and benefits provided for Frederick J. Sandford, the only named executive officer with a written employment agreement.

Frederick J. Sandford, President and Chief Executive Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)	Disability (4)
Base Salary	$255,000	$340,000	$85,000	$85,000
Bonus (1)	255,000	340,000	--	--
TOTAL	$510,000	$680,000	$85,000	$85,000
_____________
(1)	For purposes of this table, the bonus amount is assumed to be equal to 100% of base salary.
(2)	Includes base salary and bonus for 18 months.
(3)	Includes base salary and bonus for 24 months.
(4)	Includes base salary for six months.

Payments Made Upon Any Termination

Regardless of the manner in which a named executive officer’s employment terminates, the executive is entitled to receive amounts earned during his term of employment. Such amounts include: earned but unpaid salary through the dare of termination; non-equity incentive compensation earned and payable prior to the date of termination; option grants received which have already vested and are exercisable prior to the date of termination (subject to the terms of the applicable option agreements) and unused vacation pay.

Payments Made Upon Involuntary Termination Without Cause

As a result of employment agreements entered into with the named executive officers, in the event that a named executive officer’s employment is involuntarily terminated without cause, the executive would receive, in addition to the items identified under the heading “Payments Made Upon Any Termination” above:

In the case of Mr. Sandford, he will continue to receive his base salary and maximum base bonus for the remainder of the then-current term.

Payments Made Upon a Change in Control

Mr. Sandford’s employment agreement, along with the Stock Award Plan, contains change in control provisions. The benefits, in addition to the items listed under the heading “Payments Made Upon Any Termination” above, include:

In the case of Mr. Sandford, he will continue to receive his base salary and bonus for 24 months.

Payments Made Upon Death or Permanent Disability

In the event of the death or permanent disability of a named executive officer, the executive would receive, in addition to the items listed under the heading “Payments Made Upon Any Termination” above:

In the case of Mr. Sandford, his personal representative or estate will continue to receive the executive's base salary during the six-month period following the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 59,711,242 shares of common stock issued and outstanding as of December 27, 2013.

Security Ownership of Non-Management Owners

Name	Title of Class	Amount and Nature of Beneficial Ownership	Percent of Class
Glenn Welstad	Common Stock	11,609,273	18.8%
Jerry Smith (1)	Common Stock	3,571,079	6.0%
_________
(1)	The number of shares comprising Jerry Smith’s beneficial ownership is based upon the written representations of his legal counsel

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Frederick Sandford (3)	Common Stock	375,000	0.6%
Ronald Junck (4)	Common Stock	2,349,513	3.9%
Ralph E. Peterson (5)	Common Stock	720,000	1.2%
John Schneller (6)	Common Stock	203,750	0.3%
Jeff Wilson (7)	Common Stock	86,500	0.1%
J.D. Smith (8)	Common Stock	40,000	0.1%
John Stewart (9)	Common Stock	20,000	0.0%
All Officers and Directors as a Group	Common Stock	3,794,763	6.4%
_________
(1)	The address of the NEOs and Directors is: care of Command Center, Inc., 3901 N. Schreiber Way, Coeur d’Alene, ID 83815.

(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 22, 2013.

(3)	Includes options to purchase 375,000 shares.

(4)	Includes 2,162,013 shares held outright and options to purchase 187,500 shares.

(5)	Includes 460,000 shares held outright and options to purchase 260,000 shares.

(6)	Includes 115,000 shares held outright and options to purchase 88,750 shares.

(7)	Includes 60,000 shares held outright and options to purchase 26,500 shares.

(8)	Includes 40,000 shares held outright.

(9)	Includes 20,000 shares held outright.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected PMB Helin Donovan as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ending December 27, 2013 and December 28, 2012.

The following table summarizes the fees that PMB Helin Donovan charged us for the listed services during 2013 and 2012:

Type of fee:	2013	2012
Audit fees (1)	$107,000	$140,254
Audit related fees (2)	-	-
Tax fees (3)	25,840	26,143
All other fees (4)	2,500	1,491
Total	$135,340	$167,888

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

Our Audit Committee reviewed the audit and tax services rendered by PMB Helin Donovan and concluded that such services were compatible with maintaining the auditors’ independence.  All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us.  We do not use PMB Helin Donovan for financial information system design and implementation.  These services, which include designing or implementing a system that aggregates source data underlying the financial statements, or generates information that is significant to our financial statements, are provided internally.  We do not engage PMB Helin Donovan to provide compliance outsourcing services.

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

10.3	Employment agreement with Glenn Welstad - previously filed as Exhibit 10.3 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.4	Employment agreement with Tom Gilbert previously filed as Exhibit 10.4 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.5	Employment agreement with Todd Welstad previously filed as Exhibit 10.5 to Form S-1 dated January 14, 2008 and incorporated herein by reference.
10.6	Employment agreement with Jeff R. Mitchell previously filed as Exhibit 10.6 to Form 8-K dated October 22, 2010 and incorporated herein by reference.
10.7	Resignation of Glenn Welstad previously filed as Exhibit 10.6 to Form 8-K dated February 22, 2013 and incorporated herein by reference.
10.8	Employment Agreement with Frederick Sandford previously filed as Exhibit 10.6 to Form 8-K dated February 28, 2013 and incorporated herein by reference.
23.1	Consent of PMB Helin Donovan
23.2	Consent of MartinelliMick PLLC
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Accounting Officer-Section 906 Certification
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

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

COMMAND CENTER, INC.

/s/Frederick Sandford	Chief Executive Officer	Frederick Sandford	March 20, 2014
Signature	Title	Printed Name	Date

/s/Ralph E. Peterson	Principal Accounting Officer	Ralph E. Peterson	March 20, 2014
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Stewart	Director	John Stewart	March 20, 2014
Signature	Title	Printed Name	Date

/s/Jeff Wilson	Director	Jeff Wilson	March 20, 2014
Signature	Title	Printed Name	Date

/s/Frederick Sandord	Director	Frederick Sandford	March 20, 2014
Signature	Title	Printed Name	Date

/s/John Schneller	Director	John Schneller	March 20, 2014
Signature	Title	Printed Name	Date

/s/J.D. Smith	Director	J.D. Smith	March 20, 2014
Signature	Title	Printed Name	Date