Form 10-K/A
period 2013-12-27
Command Center, Inc.
filed 2014-03-20
CIK 1140102

Explantory Note

 This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 27, 2013 originally filed on March 20, 2014 (the “Original Filing”) by Command Center, Inc. (the “Company”). The Company is filing this Amendment to correct the Auditor's Report not being included in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, the Company has not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing.

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