Form 10-Q
period 2014-03-28
Command Center, Inc.
filed 2014-05-08
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2014

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

    Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

    Number of shares of issuer's common stock outstanding at May 8, 2014:  65,199,368

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 28, 2014	December 27, 2013
ASSETS	(Unaudited)
Current Assets
Cash	$5,765,819	$5,820,309
Restricted cash	29,762	25,619
Accounts receivable, net of allowance for doubtful accounts	8,672,734	10,577,250
Prepaid expenses, deposits and other	166,189	328,920
Prepaid workers' compensation	153,492	28,044
Other receivables	43,814	27,933
Current portion of workers' compensation deposits	1,069,000	1,113,000
Total Current Assets	15,900,810	17,921,075
Property and equipment - net	336,570	350,767
Workers' compensation risk pool deposit, less current portion	1,724,148	1,783,112
Goodwill	3,306,786	3,306,786
Intangible assets - net	354,710	386,956
Total Assets	$21,623,024	$23,748,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$222,794	$402,672
Checks issued and payable	345,690	189,830
Account purchase agreement facility	5,946,163	8,050,633
Other current liabilities	175,946	326,319
Accrued wages and benefits	1,240,364	1,717,235
Current portion of workers' compensation premiums and claims liability	1,382,717	1,648,058
Total Current Liabilities	9,313,674	12,334,747
Long-Term Liabilities
Warrant liabilities	1,386,001	1,386,088
Workers' compensation claims liability, less current portion	2,981,842	2,613,871
Total Liabilities	13,681,517	16,334,706
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
59,711,242 and 59,711,242 shares issued and outstanding, respectively	59,711	59,711
Additional paid-in capital	56,116,683	56,099,875
Accumulated deficit	(48,234,887)	(48,745,596)
Total Stockholders' Equity	7,941,507	7,413,990
Total Liabilities and Stockholders' Equity	$21,623,024	$23,748,696

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Revenue	$18,458,178	$19,904,718
Cost of staffing services	13,580,173	14,685,127
Gross profit	4,878,005	5,219,591
Selling, general, and administrative expenses	4,217,207	4,953,830
Depreciation and amortization	64,841	89,011
Income from operations	595,957	176,750
Interest expense and other financing expense	(53,216)	(220,300)
Change in fair value of derivative liabilities	87	55,756
Net income before income taxes	542,828	12,206
Provision for income taxes	(32,119)	-
Net income	$510,709	$12,206

Earnings' per share:
Basic	$0.01	$0.00
Diluted	$0.01	$0.00

Weighted average shares outstanding:
Basic	59,711,242	59,611,242
Diluted	61,584,038	62,644,642

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
Cash flows from operating activities
Net income	$510,709	$12,206
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	64,841	89,011
Change in allowance for doubtful accounts	(8,618)	39,159
Change in fair value of derivative liabilities	(87)	(55,756)
Stock based compensation	16,809	49,052
Loss on disposal of assets	11,698	-
Changes in assets and liabilities:
Accounts receivable - trade	1,913,133	2,743,095
Restricted cash	(4,143)	3,982
Prepaid workers' compensation	(125,448)	22,852
Other receivables	(15,881)	(181)
Prepaid expenses, deposits and other	162,731	83,687
Workers' compensation risk pool deposits	102,965	(155,593)
Accounts payable	(179,878)	(215,822)
Checks issued and payable	155,860	68,015
Other current liabilities	(150,373)	(215,670)
Accrued wages and benefits	(476,871)	(54,391)
Workers' compensation premiums and claims liability	102,629	(808,859)
Net cash provided by operating activities	2,080,076	1,604,787
Cash flows from investing activities
Purchase of property and equipment	(30,096)	(7,928)
Net cash used by investing activities	(30,096)	(7,928)
Cash flows from financing activities
Net payments on account purchase agreement facility	(2,104,470)	(2,381,274)
Net cash used by financing activities	(2,104,470)	(2,381,274)
Net decrease in cash	(54,490)	(784,415)
Cash, beginning of period	5,820,309	1,632,993
Cash, end of period	$5,765,819	$848,578
Non-cash investing and financing activities
Shares to be issued for contingent consideration	$-	$322,874
Supplemental disclosure of cash flow information
Interest paid	$22,219	$141,171
Income taxes paid	$124,931	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (“Command,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 27, 2013. The results of operations for the thirteen weeks ended March 28, 2014 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents: Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 28, 2014 and December 27, 2013, we held deposits in excess of FDIC insured limits of approximately $5.2 million and $5.3 million, respectively.

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

Our financial instruments consist principally of stock warrants.

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at March 28, 2014 and December 27, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	March 28, 2014	December 27, 2013	Input Hierarchy Level
Recurring:
Warrant liabilities	$1,386,001	$1,386,088	Level 2

Recent Accounting Pronouncements: Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended March 28, 2014, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive, and contingent shares yet to be issued. Total outstanding common stock equivalents at March 28, 2014 and March 29, 2013 were 7,111,000 and 13,230,053, respectively.

Diluted common shares outstanding were calculated as follows:

	March 28, 2014	March 29, 2013
Weighted average number of common shares used in basic net income per common share	59,711,242	59,611,242
Dilutive effects of vested stock options	584,670	299,172
Dilutive effects of outstanding stock warrants	-	2,734,228
Dilutive effects of contingent shares to be issued	1,288,126	-
Weighted average number of common shares used in diluted net income per common share	61,584,038	62,644,642

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at March 28, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at March 28, 2014 were approximately $5.9 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At March 28, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

The agreement requires that the sum of the excess available advances, plus our book cash balance at month end, must at all times be greater than accrued payroll and accrued payroll taxes. At March 28, 2014, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2012, we changed our workers’ compensation carrier to Dallas National in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we have made payments into and maintain a balance of $1.8 millon in non-depleting deposit accounts to cover claims within our self-insured layer for injuries arising during the policy years of 2012 and 2013. For workers' compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under state government administered programs. Accordingly, in these jurisdictions our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At March 28, 2014 and December 27, 2013 we had collateral deposits of approximately $2.8 million and $2.9 million, respectively, which includes the $1.8 million deposit with Dallas National noted above.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $807,000 and $558,000 for thirteen weeks ended March 28, 2014 and March 29, 2013, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock: There were no shares issued during the thirteen weeks ended March 28, 2014.

As of March 28, 2014, there were approximately 1.3 million shares to be issued related to the acquisition of assets of DR Services of Louisiana, LLC as part of a contingent fee calculation. The shares are to be issued to the owners of DR Services of Louisiana, LLC upon final approval by our Board of Directors. Due to the pending issuance, in 2013 we reclassified approximately $323,000 originally recorded as a contingent liability to additional paid-in capital in stockholders' equity, as the contingent fee was fully earned.

Stock Warrants: The following warrants for our common stock were issued and outstanding on March 28, 2014 and December 27, 2013, respectively:

	March 28, 2014	December 27, 2013
Warrants outstanding at beginning of period	5,575,000	11,887,803
Expired	-	(6,312,803)
Warrants outstanding at end of period	5,575,000	5,575,000

A detail of warrants outstanding March 28, 2014 is as follows:

	Number of Warrants	Expiration Date
Exercisable at $0.08 per share	4,200,000	4/1/2014
Exercisable at between $0.50 and $1.00 per share	1,375,000	4/15/14 to 4/15/2015
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

	March 28, 2014	December 27, 2013
Expected terms (years)	0.01	0.26
Expected volatility	20.6%	93.2%
Dividend yield	0.0%	0.0%
Risk-free rate	0.03%	0.07%

The change in fair value amounted to approximately $-0- and $56,000 for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statement of Income.

NOTE 6 – STOCK BASED COMPENSATION

We approved an option plan in 2008 permitting the grant of 6.4 million stock options to employees for the purpose of attracting and motivating employees, officers and directors. Pursuant to awards under this plan, there were 1,536,000 and 1,342,250 options vested at March 28, 2014 and March 29, 2013, respectively.

The following table summarizes our stock options outstanding at December 27, 2013 and changes during the period ended March 28, 2014:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 27, 2013	3,950,500	$0.26	$0.21
Forfeited	(75,375)	0.33	0.27
Expired	(143,125)	0.25	0.20
Outstanding, March 28, 2014	3,732,000	0.26	0.21

The following table summarizes our nonvested stock options outstanding at December 27, 2013, and changes during the period ended March 28, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 27, 2013	2,646,375	$0.27	$0.22
Forfeited	(75,375)	0.33	0.27
Vested	(375,000)	0.20	0.16
Nonvested, March 28, 2014	2,196,000	0.28	0.23

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at March 28, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,732,000	$0.26	2.85	$1,188,330
Exercisable	1,536,000	0.22	2.17	287,970

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $17,000 and $49,000 for the periods ended March 28, 2014 and March 29, 2013, respectively. As of March 28, 2014, there was unrecognized share-based compensation expense totaling approximately $384,000 relating to non-vested options that will be recognized over the next 2.9 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceeding: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

Issuance of Common Stock:  On March 13, 2014, we received notice to exercise 4.2 million warrants, a check for $336,000, legal opinions and other documents from Sonoran Pacific Resources, LLP. On April 14, 2014 we issued 4.2 million shares of our common stock pursuant to this notice.

On April 16, 2014, we issued 1,288,126 shares of our common stock to DR Services of  Louisiana, LLC, as required by: (i) the Asset Purchase Agreement (the “Agreement”) dated January 4, 2012 wherein our wholly owned subsidiary, Disaster Recovery Services, Inc. (“Buyer”), acquired substantially all the assets of DR Services of Louisiana, LLC and Environmental Resource Group, LLC, (“Sellers”) and (ii) the Agreement for Settlement and Release of Claims between Buyer and Sellers, along with Sellers’ respective members, and joined in by Command.

The 1,288,126 shares issued represent the remaining balance of the contingent earn-out fee under the Agreement.  When combined with the 1,500,000 shares previously issued to the Seller at the closing of the transaction on January 4, 2012 and an additional 211,874 shares issued in 2012, the total number of shares issued in the acquisition transaction totals 3,000,000.

Workers’ Compensation Insurance:  On April 1, 2014 we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. Management believes this change will keep our workers’ compensation expense at a minimum. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit with Wells Fargo, N.A. The letter of credit is secured by our account purchase agreement and will reduce the amount of cash we can draw under our account purchase agreement in future periods.

Account Purchase Agreement:  On April 18, 2014, we entered into the Seventh Amendment to our Account Purchase Agreement with Wells Fargo, N.A., wherein our facility maximum under the agreement increased from $14 million to $15 million and allows for the issuance of letters of credit under the facility amount up to $3.7 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward- looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 27, 2013 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Command Center, Inc. (“Command,” the “Company,” “we,” “us,” and “our”) is a staffing company, operating primarily in the manual labor segment of the staffing industry.   Our customers range in size from small businesses to large corporate enterprises.  All of our workers (our “Field Team Members” or “FTMs”) are employed by us.  Most of our work assignments are short term, and many are filled on little notice from our customers.  In addition to short and longer term temporary work assignments, we recruit and place workers in temp-to-hire positions.

As of March 28, 2014, we owned and operated 53 on-demand labor stores in 22 states. We operate as Command Center, Inc., and through our wholly owned subsidiary, Disaster Recovery Services, Inc. (“DR Services”).

Results of Operations

The following table reflects operating results for the thirteen weeks ended March 28, 2014 compared to the thirteen weeks ended March 29, 2013 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended
	March 28, 2014		March 29, 2013
Total operating revenue	$18,458		$19,905
Cost of staffing services	13,580	73.6%	14,685	73.8%
Gross profit	4.878	26.4%	5,220	26.2%
Selling, general and administrative expenses	4,217	22.8%	4,954	24.9%
Depreciation and amortization	65	0.4%	89	0.4%
Income from operations	596	3.2%	177	0.9%
Interest expense and other financing expense	(53)	-0.3%	(220)	-1.1%
Change in fair value of warrant liability	-	0.0%	55	0.3%
Net income before income taxes	543	2.9%	12	0.1%
Provision for income taxes	(32)	-0.2%	-	0.0%
Net income	$511	2.7%	$12	0.1%
Non-GAAP Data
EBITDA-D	$661	3.6%	$266	1.3%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (EBITDA-D) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe it is a complement to net income and other financial performance measures. EBITDA-D is not intended to represent net income as defined by U.S. generally accepted accounting principles (“GAAP”), and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

We use EBITDA-D to measure our financial performance because we believe interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities bear little or no relationship to our operating performance. By excluding interest expense, EBITDA-D measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA-D provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA-D measures the financial performance of our operations without regard to their historical cost. By excluding the change in fair value of our derivative liabilities, EBITDA-D provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. For all of these reasons, we believe that EBITDA-D provides us and investors with information that is relevant and useful in evaluating our business. However, because EBITDA-D excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA-D does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt, nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA-D, as defined by us, may not be comparable to EBITDA-D as reported by other companies that do not define EBITDA-D exactly as we define the term. Because we use EBITDA-D to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA-D to net loss for the periods presented:

	Thirteen Weeks Ended
	March 28, 2014	March 29, 2013
EBITDA-D	$661	$266
Interest expense and other financing expense	(53)	(220)
Depreciation and amortization	(65)	(89)
Change in fair value of warrant liability	-	55
Provision for income taxes	(32)	-
Net income (loss)	$511	$12

Thirteen Weeks Ended March 28, 2014

Summary of Operations: Revenue for the thirteen weeks ended March 28, 2014 was $18.5 million, a decrease of approximately $1.4 million, or 7.3%, when compared to the first quarter of 2013. This decrease in revenue is related to the winding down of contracts ran through our wholly owned subsidiary, Disaster Recovery Services, Inc., a change in organizational structure and an increased focus maximizing income from operations by more effectively controlling our cost of staffing services and operating expenses.

Cost of Staffing Services: Cost of staffing services was 73.6% and 73.8% of revenue for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively. Cost of staffing services decreased due to a decrease in our per diem expenses due to less participation in disaster work in 2014 than 2013, and a relative decrease in FTM wages and related payroll taxes due to an increased focus on gross margin.

Workers' compensation expense was 4.4% and 2.8% of revenue for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively.  This increase is attributable to a decrease in our claims liability as estimated by our actuary in the period ended March 29, 2013.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 22.8% and 24.9% of revenue for the thirteen weeks ended March 28, 2014 and March 29, 2013, respectively. This decrease is related to a change in our organizational structure, recoveries of accounts receivable previously reserved, and a reduction in travel and travel related expenses. These decreases were offset by an increase in bonus expense paid to our branch employees.

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

Cash provided by operating activities totaled approximately $2.1 million during the thirteen weeks ended March 28, 2014, as compared to approximately $1.6 million during the same period in 2013. During the first quarter of 2014, the cash provided by operating activities was primarily due to a decrease in accounts receivable of approximately $1.9 million, which was offset by a decrease in accrued wages and benefits of approximately $477,000.

Cash used by investing activities totaled approximately $30,000 for the period ended March 28, 2014 compared to approximately $8,000 during the same time period in 2013. In both periods, cash was used to purchase additional property and equipment.

Cash used by financing activities totaled approximately $2.1 million and approximately $2.4 million for the first quarter of 2014 and 2013, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo.

Accounts Receivable: At March 28, 2014, we had total current assets of approximately $15.9 million. Included in current assets are trade accounts receivable of approximately $8.7 million (net of allowance for bad debts of approximately $628,000). Weighted average aging on our trade accounts receivable at March 28, 2014 was 31 days. Bad debt expense was approximately $69,000 for the thirteen weeks ended March 28, 2014 compared to approximately $281,000 during the same time period in 2013.

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

Financing: We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million, at March 28, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at March 28, 2014 were approximately $5.9 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At March 28, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

On April 18, 2014, we entered into the Seventh Amendment to our Account Purchase Agreement with Wells Fargo, N.A., wherein our facility maximum under the account purchase agreement increased from $14 million to $15 million and allows for the issuance of letters of credit under the facility amount up to $3.7 million.

Workers’ Compensation: On April 1, 2014 we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. Management believes this change will keep our workers’ compensation expense at a minimum. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit with Wells Fargo, N.A. The letter of credit is secured by our account purchase agreement and will reduce the amount of cash we can draw under our account purchase agreement in future periods.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Principal Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Principal Accounting Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Principal Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 27, 2013 filed with the Securities and Exchange Commission on March 21, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	May 8, 2014
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Principal Accounting Officer	Ralph E. Peterson	May 8, 2014
Signature	Title	Printed Name	Date