Form 10-Q
period 2014-06-27
Command Center, Inc.
filed 2014-08-07
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at August 7, 2014:  65,310,868

FORM 10-Q

PART I. FINANCIAL INFORMATION

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 27, 2014	December 27, 2013
ASSETS	(unaudited)
Current Assets
Cash	$2,755,160	$5,820,309
Restricted cash	19,197	25,619
Accounts receivable, net of allowance for doubtful accounts	9,418,680	10,577,250
Prepaid expenses, deposits and other	425,847	328,920
Prepaid workers' compensation	816,056	28,044
Other receivables	20,639	27,933
Current portion of workers' compensation deposits	1,098,000	1,113,000
Total Current Assets	14,553,579	17,921,075
Property and equipment - net	485,655	350,767
Workers' compensation risk pool deposit, less current portion	1,833,750	1,783,112
Goodwill	3,306,786	3,306,786
Intangible assets - net	322,464	386,956
Total Assets	$20,502,234	$23,748,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$342,329	$402,672
Checks issued and payable	665,241	189,830
Account purchase agreement facility	2,875,270	8,050,633
Other current liabilities	365,297	326,319
Accrued wages and benefits	1,149,906	1,717,235
Current portion of workers' compensation premiums and claims liability	1,234,395	1,648,058
Total Current Liabilities	6,632,438	12,334,747
Long-Term Liabilities
Warrant liabilities	-	1,386,088
Workers' compensation claims liability, less current portion	2,632,041	2,613,871
Total Liabilities	9,264,479	16,334,706
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
65,252,184 and 59,711,242 shares issued and outstanding, respectively	65,253	59,711
Additional paid-in capital	57,911,332	56,099,875
Accumulated deficit	(46,738,830)	(48,745,596)
Total Stockholders' Equity	11,237,755	7,413,990
Total Liabilities and Stockholders' Equity	$20,502,234	$23,748,696

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
Revenue	$21,662,164	$23,294,561	$40,120,343	$43,199,279
Cost of staffing services	15,824,305	17,412,312	29,404,480	32,097,439
Gross profit	5,837,859	5,882,249	10,715,863	11,101,840
Selling, general and administrative expenses	4,132,787	5,204,200	8,349,993	10,158,030
Depreciation and amortization	68,964	128,038	133,806	217,049
Income from operations	1,636,108	550,011	2,232,064	726,761
Interest expense and other financing expense	(110,138)	(119,086)	(163,354)	(339,386)
Change in fair value of derivative liabilities	-	41,648	87	97,404
Net income before income taxes	1,525,970	472,573	2,068,797	484,779
Provision for income taxes	(29,913)	-	(62,031)	-
Net income	$1,496,057	$472,573	$2,006,766	$484,779

Earnings per share:
Basic	$0.02	$0.01	$0.03	$0.01
Diluted	$0.02	$0.01	$0.03	$0.01

Weighted average shares outstanding:
Basic	64,770,184	59,611,242	62,240,713	59,611,242
Diluted	66,167,519	62,484,459	63,668,689	62,794,132

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013
Cash flows from operating activities
Net income	$2,006,766	$484,779
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	133,806	217,049
Change in allowance for doubtful accounts	76,769	648,299
Change in fair value of derivative liabilities	(87)	(97,404)
Stock based compensation	85,664	90,052
Changes in assets and liabilities:
Accounts receivable - trade	1,081,801	1,940,147
Restricted cash	6,422	21,295
Prepaid workers' compensation	(788,012)	(100,366)
Other receivables	7,293	10
Prepaid expenses, deposits and other	(96,927)	21,573
Loss on disposition of property and equipment	11,698	34,563
Workers' compensation risk pool deposits	(35,638)	(592,061)
Accounts payable	(60,343)	(176,001)
Checks issued and payable	475,411	(118,421)
Other current liabilities	38,978	(150,469)
Accrued wages and benefits	(567,329)	(389,039)
Workers' compensation premiums and claims liability	(395,493)	(697,946)
Net cash provided by operating activities	1,980,779	1,136,060
Cash flows from investing activities
Purchase of property and equipment	(215,900)	(18,097)
Sale of property and equipment	-	30,000
Net cash provided (used) by investing activities	(215,900)	11,903
Cash flows from financing activities
Net proceeds (repayment) from account purchase agreement facility	(5,175,363)	(1,482,775)
Proceeds from the exercise of common stock warrants	336,000	-
Proceeds from the exercise of stock options	9,335	-
Net cash used by financing activities	(4,830,028)	(1,482,775)
Net decrease in cash	(3,065,149)	(334,812)
Cash, beginning of period	5,820,309	1,632,993
Cash, end of period	$2,755,160	$1,298,181
Non-cash investing and financing activities
Shares to be issued for contingent consideration	$-	$322,874
Supplemental disclosure of cash flow information
Interest paid	$92,669	$215,313
Income taxes paid	$155,431	$-

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (“Command,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP hve been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 27, 2013. The results of operations for the twenty-six weeks ended June 27, 2014 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 27, 2014 and December 27, 2013, we held deposits in excess of FDIC insured limits of approximately $2.0 million and $5.3 million, respectively.

Concentrations:  At June 27, 2014 we had a concentration in accounts receivable where 12.5% of our total balance was due from a single customer.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at June 27, 2014 and December 27, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	June 27, 2014	December 27, 2013	Input Hierarchy Level
Recurring:
Warrant liabilities	$-	$1,386,088	Level 2

Recent Accounting Pronouncements: Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended June 27, 2014, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 27, 2014 and June 28, 2013 were 5,085,000 and 10,184,000, respectively.

Diluted common shares outstanding were calculated as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June27, 2014	June 28, 2013
Weighted average number of common shares used in basic net income per common share	64,770,184	59,611,242	62,240,713	59,611,242
Dilutive effects of stock options	1,397,335	261,581	1,427,976	386,263
Dilutive effects of outstanding stock warrants	-	2,611,636	-	2,796,627
Weighted average number of common shares used in diluted net income per common share	66,167,519	62,484,459	63,668,689	62,794,132

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at June 27, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at June 27, 2014 were approximately $2.9 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At June 27, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

At June 27, 2014, we had an outstanding letter of credit in the amount of $3.6 million issued under this agreement which we used as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amounts of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 27, 2014, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014 we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit under our account purchase agreement.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At June 27, 2014 and December 27, 2013 we had cash collateral deposits of approximately $2.9 million. With the addition of the $3.6 million letter of credit in April 2014, our cash and non-cash collateral totaled approximately $6.5 million.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $1.7 million for both twenty-six week periods ended June 27, 2014 and June 28, 2013.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock:  In April 2014, we issued 4.2 million shares of common stock pursuant to the exercise of 4.2 million common stock warrants at an exercise price of $0.08 per share for a total purchase price of $336,000.

In April 2014, we issued 1,288,126 shares of our common stock to DR Services of  Louisiana, LLC, as required by: (i) the related Asset Purchase Agreement (“APA”) dated January 4, 2012 wherein our wholly owned subsidiary, Disaster Recovery Services, Inc. (“Buyer”), acquired substantially all the assets of DR Services of Louisiana, LLC and Environmental Resource Group, LLC, (“Sellers”) and (ii) the Agreement for Settlement and Release of Claims between Buyer and Sellers, along with Sellers’ respective members, and joined in by Command. The 1,288,126 shares issued represent the remaining balance of the contingent earn-out fee under the APA.  When combined with the 1,500,000 shares previously issued to the Seller at the closing of the transaction on January 4, 2012 and an additional 211,874 shares issued in 2012, the total number of shares issued in the acquisition transaction totals 3,000,000.

In June 2014, we issued 53,500 shares of common stock pursuant to the exercise of 53,500 common stock options, 52,500 at an exercise price of $0.17 per share and 1,000 at an exercise price of $0.41 per share, for a total combined purchase price of $9,335. These options were issued to employees as stock based compensation under our 2008 option plan.

Stock Warrants: The following warrants for our common stock were issued and outstanding on June 27, 2014 and December 27, 2013, respectively:

	June 27, 2014	December 27, 2013
Warrants outstanding at beginning of period	5,575,000	11,887,803
Exercises	(4,200,000)	-
Expired	-	(6,312,803)
Warrants outstanding at end of period	1,375,000	5,575,000

All of the warrants outstanding at June 27, 2014 have an exercise price of $1.00 and expire on April 15, 2015.

Of the warrants outstanding at December 27, 2013, 4.2 million were defined as a derivative instrument and the fair value of these warrants is estimated each period using the Black-Scholes pricing model. Expected volatility is based on historical annualized volatility of our stock. The expected term of warrants issued represents the period of time that warrants issued are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of issuance. The assumptions used to calculate the fair value are as follows:

December 27, 2013
Expected terms (years)	0.26
Expected volatility	93.2%
Dividend yield	0.0%
Risk-free rate	0.07%

The change in fair value amounted to approximately $-0- and $(97,000) for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statement of Income.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan permits the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,903,875 and 1,695,500 options vested at June 27, 2014 and June 28, 2013, respectively.

The following table summarizes our stock options outstanding at December 27, 2013 and changes during the period ended June 27, 2014:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 27, 2013	3,950,500	$0.26	$0.21
Forfeited	(160,125)	0.38	0.31
Expired	(6,875)	0.31	0.23
Exercised	(53,500)	0.17	0.16
Outstanding, June 27, 2014	3,730,000	0.25	0.21

The following table summarizes our nonvested stock options outstanding at December 27, 2013, and changes during the period ended June 27, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 27, 2013	2,646,375	$0.27	$0.22
Vested	(717,625)	0.23	0.19
Forfeited	(160,125)	0.38	0.31
Nonvested, June 27, 2014	1,768,625	0.28	0.22

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 27, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,730,000	$0.25	2.51	$1,704,986
Exercisable	1,903,875	0.23	1.77	679,184

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $86,000 and $90,000 for the periods ended June 27, 2014 and June 28, 2013, respectively. As of June 27, 2014, there was unrecognized share-based compensation expense totaling approximately $344,000 relating to non-vested options that will be recognized over the next 2.7 years.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

NOTE 8 – SUBSEQUENT EVENTS

In July 2014, we issued 57,500 shares of common stock pursuant to the exercise of 57,500 common stock options, 50,000 at an exercise price of $0.32 per share, 2,500 at an exercise price of $0.41 per share and 5,000 at an exercise price of $0.17 per share, for a total combined purchase price of $17,875. These options were issued to employees as stock based compensation under our 2008 Stock Incentive Plan.

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

Overview

Command Center, Inc. (“Command,” the “Company,” “we,” “us,” and “our”) is a staffing company operating primarily in the manual labor segment of the staffing industry. Our customers range in size from small businesses to large corporate enterprises. All of our temporary workers (our “Field Team Members” or “FTMs”) are employed by us. Most of our work assignments are short term, and many are filled on little notice from our customers. In addition to short and longer term temporary work assignments, we recruit and place workers in temp-to-hire positions.

As of June 27, 2014, we owned and operated 53 on-demand labor stores in 22 states. We operate as Command Center, Inc., and through our wholly owned subsidiary, Disaster Recovery Services, Inc. (“DR Services”).

Results of Operations

The following table reflects operating results for the thirteen and twenty-six weeks ended June 27, 2014 compared to the thirteen and twenty-six weeks ended June 28, 2013 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 27, 2014		June 28, 2013		June 27, 2014		June 28, 2013
Total Operating Revenue	$21,662		$23,295		$40,120		$43,199
Cost of Staffing Services	15,824	73.1%	17,413	74.7%	29,404	73.3%	32,097	74.3%
Gross profit	5,838	26.9%	5,882	25.3%	10,716	26.7%	11,102	25.7%
Selling, general and administrative expenses	4,133	19.1%	5,204	22.3%	8,350	20.8%	10,158	23.5%
Depreciation and amortization	69	0.3%	128	0.5%	134	0.3%	217	0.5%
Income from operations	1,636	7.6%	550	2.4%	2,232	5.6%	727	1.7%
Interest expense and other financing expense	(110)	-0.5%	(119)	-0.5%	(163)	-0.4%	(339)	-0.8%
Change in fair value of warrant liability	-	0.0%	42	0.2%	-	0.0%	97	0.2%
Net income before income taxes	1,526	7.0%	473	2.0%	2,069	5.2%	485	1.1%
Provision for income taxes	(30)	-0.1%	-	0.0%	(62)	-0.2%	-	0.0%
Net income	$1,496	6.9%	$473	2.0%	$2,007	5.0%	$485	1.1%
Non-GAAP Data
EBITDA-D	$1,705	7.9%	$678	2.9%	$2,366	5.9%	$944	2.2%

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

The following is a reconciliation of EBITDA-D to net income for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 27, 2014	June 28, 2013	June 27, 2014	June 28, 2013
EBITDA-D	$1,705	$678	$2,366	$944
Interest expense and other financing expense	(110)	(119)	(163)	(339)
Depreciation and amortization	(69)	(128)	(134)	(217)
Change in fair value of warrant liability	-	42	-	97
Provision for income taxes	(30)	-	(62)	-
Net income	$1,496	$473	$2,007	$485

Thirteen Weeks Ended June 27, 2014

Summary of Operations: Revenue for the thirteen weeks ended June 27, 2014 was $21.7 million, a decrease of approximately $1.6 million, or 7.0%, when compared to the second quarter of 2013. This decrease in revenue is related primarily to the closure of unprofitable branches and the closure of a vendor on premise job site.

Cost of Staffing Services: Cost of staffing services was 73.1% and 74.7% of revenue for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively. Cost of staffing services decreased due to a decrease in our workers’ compensation expense and a relative decrease in FTM wages and related payroll taxes due to an increased focus on gross margin.

Workers' compensation expense was 4.0% and 4.8% of revenue for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively.  This decrease is attributable to more effective claims management and increased control over job selection.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 19.1% and 22.3% of revenue for the thirteen weeks ended June 27, 2014 and June 28, 2013, respectively. This decrease is related to a change in our organizational structure and a decrease in bad debt expense.

Twenty-six Weeks Ended June 27, 2014

Summary of Operations: Revenue for the twenty-six weeks ended June 27, 2014 was $40.1 million, a decrease of approximately $3.1 million, or 7.1%, when compared to 2013. This decrease in revenue is related primarily to the closure of unprofitable branches and the closure of a vendor on premise job site.

Cost of Staffing Services: Cost of staffing services was 73.3% and 74.3% of revenue for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively. Cost of staffing services decreased due to a decrease in our per diem expenses due to less participation in disaster work in 2014 than 2013, and a relative decrease in FTM wages and related payroll taxes due to an increased focus on gross margin.

Workers' compensation expense was 4.2% and 3.9% of revenue for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively.  This increase is attributable to a decrease in our claims liability as estimated by our actuary in first quarter of 2013.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 20.8% and 23.5% of revenue for the twenty-six weeks ended June 27, 2014 and June 28, 2013, respectively. This decrease is related to a change in our organizational structure, recoveries of accounts receivable previously reserved, and a reduction other controllable fixed costs. These decreases were offset by an increase in bonus expense paid to our branch employees.

Liquidity and Capital Resources

Cash provided by operating activities totaled approximately $2.0 million during the twenty-six weeks ended June 27, 2014, as compared to approximately $1.1 million during the same period in 2013. During 2014, cash provided by operating activities was primarily due to a decrease in accounts receivable of approximately $1.1 million, which was offset by an increase in prepaid workers’ compensation premiums of approximately $788,000 and a decrease in accrued wages and benefits of approximately $567,000.

Cash used by investing activities totaled approximately $216,000 for the period ended June 27, 2014 compared to cash provided by investing activities in 2013 of approximately $12,000. In 2014, cash was used to purchase additional property and equipment while in 2013 cash was provided due to the sale of property and equipment.

Cash used by financing activities totaled approximately $4.8 million and approximately $1.5 million during 2014 and 2013, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. The increase in cash used by financing activities we experienced in 2014 was primarily related to a decrease in our factoring liability as it related to the $3.6 million letter of credit issued as part of our current workers’ compensation insurance policy. This was offset by approximately $345,000 of cash receipts related to the conversion of common stock warrants and options.

Accounts Receivable: At June 27, 2014, we had total current assets of approximately $14.6 million. Included in current assets are trade accounts receivable of approximately $9.4 million (net of allowance for bad debts of approximately $713,000). Weighted average aging on our trade accounts receivable at June 27, 2014 was 29 days. Bad debt expense was approximately $231,000 for the twenty-six weeks ended June 27, 2014 compared to approximately $976,000 during the same time period in 2013.

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

Financing: We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at June 27, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at June 27, 2014 were approximately $2.9 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At June 27, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced or $3 million, whichever is greater. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under his agreement in the amount of $3.6 million which reduces the amount of funds made available to us under this agreement.

Workers’ Compensation: On April 1, 2014 we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible policy, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit under our account purchase agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In April 2014, we issued 4.2 million shares of common stock pursuant to the exercise of 4.2 million common stock warrants at an exercise price of $0.08 per share for a total purchase price of $336,000.

In April, 2014, we issued 1,288,126 shares of our common stock to DR Services of  Louisiana, LLC, as required by: (i) the related Asset Purchase Agreement (“APA”) dated January 4, 2012 wherein our wholly owned subsidiary, Disaster Recovery Services, Inc. (“Buyer”), acquired substantially all the assets of DR Services of Louisiana, LLC and Environmental Resource Group, LLC, (“Sellers”) and (ii) the Agreement for Settlement and Release of Claims between Buyer and Sellers, along with Sellers’ respective members, and joined in by Command. The 1,288,126 shares issued represent the remaining balance of the contingent earn-out fee under the APA.  When combined with the 1,500,000 shares previously issued to the Seller at the closing of the transaction on January 4, 2012 and an additional 211,874 shares issued in 2012, the total number of shares issued in the acquisition transaction totals 3,000,000.

In June 2014, we issued 53,500 shares of common stock pursuant to the exercise of 53,500 common stock options, 52,500 at an exercise price of $0.17 per share and 1,000 at an exercise price of $0.41 per share, for a total combined purchase price of $9,335. These options were issued to employees as stock based compensation under our 2008 Stock Incentive Plan.

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	August 7, 2014
Signature	Title	Printed Name	Date

/s/ Ralph E. Peterson	Principal Accounting Officer	Ralph E. Peterson	August 7, 2014
Signature	Title	Printed Name	Date