Form 10-Q
period 2014-09-26
Command Center, Inc.
filed 2014-11-06
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2014

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated file ☐, a non-accelerated filer ☐, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 5, 2014:  65,472,868

FORM 10-Q

PART I. FINANCIAL INFORMATION

Command Center, Inc.
Consolidated Condensed Balance Sheets

	September 26, 2014	December 27, 2013
ASSETS	(unaudited)
Current Assets
Cash	$6,036,208	$5,820,309
Restricted cash	49,144	25,619
Accounts receivable, net of allowance for doubtful accounts	11,727,116	10,577,250
Prepaid expenses, deposits and other	348,171	328,920
Prepaid workers' compensation	813,111	28,044
Other receivables	1,550	27,933
Current portion of deferred tax asset	1,268,000	-
Current portion of workers' compensation deposits	1,098,000	1,113,000
Total Current Assets	21,341,300	17,921,075
Property and equipment - net	459,574	350,767
Deferred tax asset, less current portion	3,049,000	-
Workers' compensation risk pool deposit, less current portion	1,811,286	1,783,112
Goodwill	2,500,000	3,306,786
Intangible assets - net	-	386,956
Total Assets	$29,161,160	$23,748,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$431,897	$402,672
Checks issued and payable	395,379	189,830
Account purchase agreement facility	4,670,770	8,050,633
Other current liabilities	284,000	326,319
Accrued wages and benefits	1,900,184	1,717,235
Current portion of workers' compensation premiums and claims liability	1,295,792	1,648,058
Total Current Liabilities	8,978,022	12,334,747
Long-Term Liabilities
Warrant liabilities	-	1,386,088
Workers' compensation claims liability, less current portion	2,863,189	2,613,871
Total Liabilities	11,841,211	16,334,706
Commitments and contingencies
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized 65,472,868 and 59,711,242 shares issued and outstanding, respectively	65,473	59,711
Additional paid-in capital	57,992,811	56,099,875
Accumulated deficit	(40,738,335)	(48,745,596)
Total Stockholders' Equity	17,319,949	7,413,990
Total Liabilities and Stockholders' Equity	$29,161,160	$23,748,696

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Revenue	$27,698,843	$25,910,195	$67,819,186	$69,109,474
Cost of staffing services	20,020,317	19,226,068	49,424,797	51,323,507
Gross profit	7,678,526	6,684,127	18,394,389	17,785,967
Selling, general and administrative expenses	4,767,840	4,415,906	13,117,834	14,573,936
Depreciation and amortization	364,809	66,812	498,614	283,861
Income from operations	2,545,877	2,201,409	4,777,941	2,928,170
Interest expense and other financing expense	(46,237)	(89,367)	(209,592)	(428,753)
Impairment of goodwill	(806,786)	-	(806,786)	-
Change in fair value of derivative liabilities	-	(884,099)	87	(786,695)
Net income before income taxes	1,692,854	1,227,943	3,761,650	1,712,722
Benefit for income taxes	4,307,642	-	4,245,611	-
Net income	$6,000,496	$1,227,943	$8,007,261	$1,712,722

Earnings per share:
Basic	$0.09	$0.02	$0.13	$0.03
Diluted	$0.09	$0.02	$0.12	$0.03

Weighted average shares outstanding:
Basic	65,365,148	59,611,242	63,282,191	59,611,242
Diluted	67,101,779	61,458,761	64,895,172	61,275,207

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirty-Nine Weeks Ended
	September 26, 2014	September 27, 2013
Cash flows from operating activities
Net income	$8,007,261	$1,712,722
Adjustments to reconcile net loss to net cash used by operations:
Depreciation and amortization	498,614	283,861
Change in allowance for doubtful accounts	(203,849)	292,184
Change in fair value of derivative liabilities	(87)	786,695
Stock based compensation	121,863	112,264
Impairment of goodwill	806,786	-
Deferred tax benefit	(4,317,000)	-
Changes in assets and liabilities:
Accounts receivable - trade	(946,018)	1,119,420
Restricted cash	(23,525)	21,295
Prepaid workers' compensation	(785,067)	(82,951)
Other receivables	26,383	(3,578)
Prepaid expenses, deposits and other	(19,251)	(16,280)
Loss on disposition of property and equipment	11,698	61,940
Workers' compensation risk pool deposits	(13,173)	(1,170,806)
Accounts payable	29,225	167,345
Checks issued and payable	205,549	(262,530)
Other current liabilities	(42,319)	80,030
Accrued wages and benefits	182,949	(208,834)
Workers' compensation premiums and claims liability	(102,947)	(588,929)
Net cash provided by operating activities	3,437,092	2,303,848
Cash flows from investing activities
Purchase of property and equipment	(232,164)	(37,843)
Sale of property and equipment	-	40,300
Net cash (used) provided by investing activities	(232,164)	2,457
Cash flows from financing activities
Net repayment of account purchase agreement facility	(3,379,864)	(883,499)
Proceeds from the conversion of common stock warrants	336,000	-
Proceeds from the conversion of stock options	54,835	-
Net cash used by financing activities	(2,989,029)	(883,499)
Net increase in cash	215,899	1,422,806
Cash, beginning of period	5,820,309	1,632,993
Cash, end of period	$6,036,208	$3,055,799
Non-cash investing and financing activities
Shares to be issued for contingent consideration	$-	$322,874
Supplemental disclosure of cash flow information
Interest paid	$107,488	$267,543
Income taxes paid	$164,951	$-

Command Center, Inc.

Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. (“Command,” “us,” “we,” or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 27, 2013. The results of operations for the thirty-nine weeks ended September 26, 2014 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 26, 2014 and December 27, 2013, we held deposits in excess of FDIC insured limits of approximately $5.0 million and $5.3 million, respectively.

Concentrations:  At September 26, 2014 we had a concentration in accounts receivable where 17.1% of our total balance was due from a single customer.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at September 26, 2014 and December 27, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	September 26, 2014	December 27, 2013	Input Hierarchy Level
Recurring:
Warrant liabilities	-	1,386,088	Level 2
Nonrecurring:
Goodwill	2,500,000	3,306,786	Level 3

Recent Accounting Pronouncements: Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended September 26, 2014, the adoption of other accounting standards had no material impact on our financial positions, results of operations or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where its inclusion would be anti-dilutive. Total outstanding common stock equivalents at September 26, 2014 and September 27, 2013 were 4,995,000 and 8,431,876, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
Weighted average number of common shares used in basic net income per common share	65,365,148	59,611,242	63,282,191	59,611,242
Dilutive effects of stock options	1,736,631	559,393	1,612,981	375,839
Dilutive effects of contingent shares to be issued	-	1,288,126	-	1,288,126
Weighted average number of common shares used in diluted net income per common share	67,101,779	61,458,761	64,895,172	61,275,207

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at September 26, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September 26, 2014 were approximately $4.7 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At September 26, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset.

At September 26, 2014, we had an outstanding letter of credit in the amount of $3.6 million issued under this agreement which we used as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amounts of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At September 26, 2014, we were in compliance with this covenant.

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

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments which become due. This collateral is typically in the form of cash and cash equivalents. At September 26, 2014 and December 27, 2013 we had cash collateral deposits of approximately $2.9 million. With the addition of the $3.6 million letter of credit in April 2014, our cash and non-cash collateral totaled approximately $6.5 million.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $2.8 million and $3.0 million for the thirty-nine week periods ended September 26, 2014 and September 27, 2013, respectively.

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

In July 2014, we issued 95,000 shares of common stock pursuant to the exercise of 95,000 common stock options, 42,500 at an exercise price of $0.17 per share, 50,000 at an exercise price of $0.32 per share, and 2,500 at an exercise price of $0.41 per share, for a total combined purchase price of $24,250. These options were issued to employees as stock based compensation under our 2008 Stock Incentive Plan.

In August 2014, we issued 125,000 shares of common stock pursuant to the exercise of 125,000 common stock options, all at an exercise price of $0.17 per share for a purchase price of $21,250. These options were issued to employees as stock based compensation under our 2008 Stock Incentive Plan.

Stock Warrants: The following warrants for our common stock were issued and outstanding on September 26, 2014 and December 27, 2013, respectively:

	September 26, 2014	December 27, 2013
Warrants outstanding at beginning of period	5,575,000	11,887,803
Exercises	(4,200,000)	-
Expired	-	(6,312,803)
Warrants outstanding at end of period	1,375,000	5,575,000

All of the warrants outstanding at September 26, 2014 have an exercise price of $1.00 and expire on April 15, 2015.

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

The change in fair value amounted to approximately $-0- and $(787,000) for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively. These changes are included in the line item Change in fair value of derivative liabilities in our Statement of Income.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan permits the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,728,375 and 1,568,750 options vested at September 26, 2014 and September 27, 2013, respectively.

The following table summarizes our stock options outstanding at December 27, 2013 and changes during the period ended September 26, 2014:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 27, 2013	3,950,500	$0.26	$0.21
Granted	500,000	0.70	0.39
Forfeited	(537,125)	0.40	0.33
Expired	(19,875)	0.17	0.24
Exercised	(273,500)	0.20	0.17
Outstanding, September 26, 2014	3,620,000	0.30	0.22

The following table summarizes our nonvested stock options outstanding at December 27, 2013, and changes during the period ended September 26, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 27, 2013	2,646,375	$0.27	$0.22
Granted	500,000	0.70	0.39
Vested	(717,625)	0.23	0.19
Forfeited	(537,125)	0.40	0.33
Nonvested, September 26, 2014	1,891,625	0.36	0.25

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at September 26, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,620,000	$0.30	2.73	$2,087,336
Exercisable	1,728,375	0.24	1.67	782,115

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $86,000 and $90,000 for the periods ended September 26, 2014 and September 27, 2013, respectively. As of September 26, 2014, there was unrecognized share-based compensation expense totaling approximately $344,000 relating to non-vested options that will be recognized over the next 2.7 years.

NOTE 7 – INCOME TAX

As of September 26, 2014, management has determined that the company has a sufficient history of earnings and supporting information to fully reduce the valuation allowance based upon the more likely than not test of future utilization of these deferred tax attributes. Accordingly, we recognized a change in our net deferred tax asset of approximately $4.3 million during the thirteen week period ended September 26, 2014.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	September 26, 2014	December 27, 2013
Current deferred tax assets and liabilities
Net operating loss (NOL)	$1,205,000	$-
Accrued Bonus	-	220,000
Accrued Vacation	63,000	62,000
Total current deferred tax asset	1,268,000	282,000
Long-term deferred tax assets and liabilities
Workers' compensation claims liability	1,562,000	1,401,000
Depreciation	123,000	252,000
Bad debt reserve	170,000	239,000
Deferred Rent	11,000	12,000
Charitable contributions	7,000	5,000
NOL	949,000	3,486,000
AMT Credit	227,000	151,000
Total long-term deferred tax asset	3,049,000	5,546,000
Total deferred tax asset	4,317, 000	5,828,000
Valuation allowance	-	(5,828,000)
Net deferred tax asset	$4,317,000	$-

Our federal and state net operating loss carryover of approximately $5.4 million will expire in the years 2028 through 2031. Our charitable contribution carryover will expire in the years 2013 through 2018.  The net change in the valuation allowance account from December 27, 2013 to September 26, 2014 was a decrease of approximately $5.8 million.

The provision for deferred income taxes is comprised of the following:

	September 26, 2014	December 27, 2013
Current:
Federal	$72,000	$96,000
State	-	41,000
Deferred:
Federal	1,532,000	1,239,000
State	(22,000)	395,000
Change in valuation allowance	(5,828,000)	(1,634,000)
Provision for income taxes	$(4,246,000)	$137,000

Management estimates that our combined federal and state tax rates will be approximately 39%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	September 26, 2014		December 27, 2013
Income tax expense (benefit) based on statutory rate	$1,279,000	34%	$1,036,000	34%
Permanent differences	330,000	9%	48,000	-8%
State income taxes expense net of federal taxes	(22,000)	-1%	422,000	9%
Change in valuation allowance	(5,828,000)	-1550%	(1,634,000)	29%
Change in fair value of derivatives	-	0%	267,000	-11%
Other	(5,000)	0%	(2,000)	-15%
Total taxes (benefits) on income	$(4,246,000)	-113%	137,000	38%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2010 through 2013.  We deduct interest and penalties as interest expense on the consolidated financial statements. Our quarterly tax provision, and our quarterly estimate of our annual effective tax rate, are subject to variation due to several factors, including variability in accurately predicting our pre-tax and taxable income and the mix of jurisdictions to which they relate, changes in law, and relative changes of expenses or losses for which tax benefits are not recognized.

NOTE 8 - GOODWILL

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received.

In 2012, we recorded an increase in goodwill of approximately $807,000 related to the acquisition of DR Services, LLC. Since then, operating results related to this acquisition have declined to the point we have suspended these operations. As such, we recognized an impairment in the related goodwill for the full amount originally recognized, approximately $807,000.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

NOTE 10 – SUBSEQUENT EVENTS

In October, 2014 we granted 370,000 stock options to key employees. These options have a term of seven years from the date of grant and vest over a period of four years. Also in October, 2014, we granted unvested rights to 825,000 shares of common stock to employees. These rights vest one year from the date of grant and the shares are issuable to employees who are still employed by us at that time.

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

As of September 26, 2014, we owned and operated 54 on-demand labor stores in 22 states. We operate as Command Center, Inc., and through our wholly owned subsidiary, Disaster Recovery Services, Inc. (“DR Services”).

Results of Operations

The following table reflects operating results for the thirteen and thirty-nine week periods ended September 26, 2014 compared to the thirteen and thirty-nine week periods ended September 27, 2013 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 26, 2014		September 27, 2013		September 26, 2014		September 27, 2013
Total Operating Revenue	$27,699		$25,910		$67,819		$69,109
Cost of Staffing Services	20,020	72.3%	19,226	74.2%	49,425	72.9%	51,323	74.3%
Gross profit	7,679	27.7%	6,684	25.8%	18,394	27.1%	17,786	25.7%
Selling, general and administrative expenses	4,768	17.2%	4,416	17.0%	13,118	19.3%	14,574	21.1%
Depreciation and amortization	365	1.3%	67	0.3%	499	0.7%	284	0.4%
Income from operations	2,546	9.2%	2,201	8.5%	4,777	7.0%	2,928	4.2%
Interest expense and other financing expense	(46)	-0.2%	(89)	-0.3%	(210)	-0.3%	(428)	-0.6%
Impairment of goodwill	(807)	-2.9%	-	0.0%	(806)	-1.2%	-	0.0%
Change in fair value of warrant liability	-	0.0%	(884)	-3.4%	-	0.0%	(787)	-1.1%
Net income before income taxes	1,693	6.1%	1,228	4.7%	3,761	5.5%	1,713	2.5%
Benefit for income taxes	4,308	15.6%	-	0.0%	4,246	6.3%	-	0.0%
Net income	$6,001	21.7%	$1,228	4.7%	$8,007	11.8%	$1,713	2.5%
Non-GAAP Data
EBITDA-D	$2,911	10.5%	$2,268	8.8%	$5,277	7.8%	$3,212	4.6%

Earnings before interest, taxes, depreciation and amortization, and the change in fair value of our derivative liabilities (EBITDA-D) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization (including any impairment of goodwill), and the change in fair value of our derivative liabilities. We utilize EBITDA-D as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe it is a complement to net income and other financial performance measures. EBITDA-D is not intended to represent net income as defined by U.S. generally accepted accounting principles (“GAAP”), and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of EBITDA-D to net income for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 26, 2014	September 27, 2013	September 26, 2014	September 27, 2013
EBITDA-D	$2,911	$2,268	$5,277	$3,212
Interest expense and other financing expense	(46)	(89)	(210)	(428)
Depreciation and amortization	(1,172)	(67)	(1,305)	(284)
Change in fair value of derivative liability	-	(884)	-	(787)
Benefit for income taxes	4,308	-	4,246	-
Net income	$6,001	$1,228	$8,007	$1,713

Thirteen Weeks Ended September 26, 2014

Summary of Operations:  Revenue for the thirteen weeks ended September 26, 2014 was $27.7 million, an increase of approximately $1.8 million, or 7.0%, when compared to the third quarter of 2013. This increase in revenue is due to increases in same store sales.  Improving same stores has been an operating objective for us this year as a way to increase revenue and profitability without the cost of additional branches.

Cost of Staffing Services:  Cost of staffing services was 72.3% and 74.2% of revenue for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively. Cost of staffing services decreased due to a decrease in our workers’ compensation expense and a relative decrease in FTM wages and related payroll taxes due to an increased focus on gross margin. As part of our overall effort to improve profitability we have taken steps to improve our customer satisfaction and gross margins on the assignments we undertake.

Workers' compensation expense was 4.0% and 5.3% of revenue for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively.  This decrease is attributable to more effective claims management and increased control over job selection. In addition, we have taken steps to reduce our accident claims such as enhanced safety training and education, and clearer guidelines on the work our employees perform in order to reduce our workers’ compensation claims.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 17.2% and 17.0% of revenue for the thirteen weeks ended September 26, 2014 and September 27, 2013, respectively. We continue to aggressively manage our SG&A costs.  As we add people to support growth we expect SG&A costs on an absolute basis will increase in future quarters.

Thirty-nine Weeks Ended September 26, 2014

Summary of Operations:  Revenue for the thirty-nine weeks ended September 26, 2014 was $67.8 million, a decrease of approximately $1.3 million, or 1.9%, compared to 2013. This decrease in revenue is related primarily to the closure of unprofitable branches and the closure of a vendor on premise job site. This decrease was partially offset by a 7%, or approximately $4.4 million, increase in same store sales.

Cost of Staffing Services:  Cost of staffing services was 72.9% and 74.3% of revenue for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively. Cost of staffing services decreased due to a decrease in our per diem expenses due to less participation in disaster work in 2014 than 2013, and a relative decrease in FTM wages and related payroll taxes due to an increased focus on gross margin.

Workers' compensation expense was 4.1% and 4.4% of revenue for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively.  This decrease is attributable to more effective claims management and increased control over job selection. In the second quarter of this year we changed our workers’ compensation policy carrier resulting in an approximate $400,000 reduction in our policy cost.  In addition we have taken steps to reduce our accident claims such as enhanced safety training and education, and clearer guidelines on the work our employees perform in order to reduce our workers’ compensation claims.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 19.3% and 21.1% of revenue for the thirty-nine weeks ended September 26, 2014 and September 27, 2013, respectively. This decrease is related to a change in our organizational structure, recoveries of accounts receivable previously reserved, and a reduction of other controllable fixed costs. These decreases were offset by an increase in bonus expense paid to our branch employees.

Liquidity and Capital Resources

Cash provided by operating activities totaled approximately $3.4 million during the thirty-nine weeks ended September 26, 2014, as compared to approximately $2.3 in 2013. The significant changes in working capital include a $946,000 increase in accounts receivable due to the increase in revenue during the third quarter, and approximately a $785,000 increase in prepaid workers’ compensation.

Cash used by investing activities totaled approximately $232,000 for the period ended September 26, 2014 compared to cash provided by investing activities in 2013 of approximately $2,000. In 2014, cash was used to purchase equipment while in 2013 cash was provided due to the sale of property and equipment.

Cash used by financing activities totaled approximately $3.0 million and approximately $883,000 during 2014 and 2013, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. The increase in cash used by financing activities we experienced in 2014 was primarily related to a decrease in our factoring liability as it related to the $3.6 million letter of credit issued as part of our current workers’ compensation insurance policy. This was offset by approximately $391,000 of cash receipts related to the conversion of common stock warrants and options.

Accounts Receivable: At September 26, 2014 we had total current assets of approximately $21.3 million. Included in current assets are trade accounts receivable of approximately $11.7 million (net of allowance for bad debts of approximately $433,000). Weighted average aging on our trade accounts receivable at September 26, 2014 was 28 days. Bad debt expense was approximately $108,000 for the thirty-nine weeks ended September 26, 2014 compared to approximately $743,000 during the same time period in 2013.

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

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at September 26, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September, 2014 were approximately $4.7 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At September 26, 2014 the effective interest rate was 3.15%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under this agreement in the amount of $3.6 million which reduces the amount of funds otherwise made available to us under this agreement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1937, as amended, which we refer to as the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer, we have concluded that, as of the end of such period, these controls and procedures are not effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. These disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2014, we issued 95,000 shares of common stock pursuant to the exercise of 95,000 common stock options, 42,500 at an exercise price of $0.17 per share, 50,000 at an exercise price of $0.32 per share, and 2,500 at an exercise price of $0.41 per share, for a total combined purchase price of $24,250. These options were issued to employees as stock based compensation under our 2008 option plan.

In August 2014, we issued 125,000 shares of common stock pursuant to the exercise of 125,000 common stock options, all at an exercise price of $0.17 per share. These options were issued to employees as stock based compensation under our 2008 option plan.

Item 3. Default on Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Jeff Wilson, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Jeff Wilson, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Command Center, Inc.

Command Center, Inc.

November 5, 2014	By:	/s/ Frederick Sandford
Frederick Sandford
President and CEO

Command Center, Inc.

November 5, 2014	By:	/s/ Jeff Wilson
Jeff Wilson
Chief Financial Officer