Form 10-K
period 2014-12-26
Command Center, Inc.
filed 2015-03-04
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 26, 2014
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 27, 2014, was approximately $36,629,000.

As of March 2, 2015, there were 65,742,868 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2014 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission (“SEC”). Our expectations, beliefs, or projections may not be achieved or accomplished. In addition to other factors discussed in the report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A.

PART I

Item 1.  Business

Introduction and General Background

Command Center, Inc. (“Command Center,” the “Company,” “we,” “us,” and “our”) is a staffing company, operating primarily in the manual labor segment of the staffing industry.  In 2014, we employed approximately 32,400 workers providing services to approximately 3,400 customers, primarily in the areas of light industrial, hospitality and event services.  Our customers range in size from small businesses to large corporate enterprises.  All of our workers (our “Field Team Members” or “FTMs”) are employed by us.  Most of our work assignments are short term and many are filled on little notice from our customers.  In addition to short and longer term temporary work assignments, we sometimes recruit and place workers in temp-to-hire situations.

As of December 26, 2014, we owned and operated 55 on-demand labor stores in 22 states. We currently operate as Command Center, Inc.  Prior to 2014, we also operated through our wholly owned subsidiary, Disaster Recovery Services, Inc., which is now inactive. We have also created a separate, dormant entity, ComStaff, Inc. All financial information is consolidated and reported in our consolidated financial statements. Our corporate headquarters is located in Coeur d’Alene, Idaho.

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

Industry Overview

The on-demand labor industry developed based on the business need for flexible staffing options. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing production cycles. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers employers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruiting and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger employment pool.

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

Business

Strategic Growth Opportunities:  We remain committed to our long term goal of building a national network of on-demand labor stores. In 2014, we opened three new branches, as we began to expand our operations while continuing to improve our business fundamentals. In 2015, we plan to continue our strategy of carefully balancing store expansion against a prudent return on investment. In doing so, we expect to concentrate our revenue growth efforts primarily in same store sales growth within our existing branch structure, while opening new branches in areas we believe present exceptional opportunities.  In all of our growth opportunities, we continue to emphasize the fundamentals of our business: sell to quality accounts, increase margins where possible and provide exceptional customer service.

On-demand Labor Store Operations: In 2014, we continued to focus on the basics of our business: consistency and excellence in service, increases in margins, containment of costs, selling techniques, and company culture.  We concentrated on these measures to improve profitability and solidify the groundwork for future growth.

During the year, we employed over 32,000 temporary employees and serviced approximately 3,400 clients. Our stores are located in 22 states. Our stores are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services that are important to our temporary staff. We have developed a store demographic model to identify and qualify future possible store locations.

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

Our Temporary Staff (Field Team Members or FTMs):   Field Team Members are our product and our key asset. Our success is based on our ability to attract, train, motivate, and reward our FTMs. We have invested in many proprietary programs designed to create a long term relationship with top-performing FTMs. These programs include health insurance, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our FTMs by name and show appreciation for the value they bring to our organization and to our client’s workplace.

The pool of adequate, available FTMs varies by location. For most of our offices, the worker supply is sufficient and diverse enough to meet current client needs. However, in some locations, worker availability is a limiting factor. We continue to seek additional FTMs through internet postings, newspaper advertisement, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 32,400 W-2 forms in 2014, a slight decrease from approximately 33,000 issued in 2013.

Our Customers:   In 2014, we serviced approximately 3,400 customers in a variety of industries. Our 10 largest customers accounted for approximately 27% of our revenue in 2014. The top six industries we served were services, manufacturing, construction, retail trade, transportation, and wholesale (trade).

Our Marketing Strategy:   We recognize that our clients are too busy to have time consumed by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenges. Our unique sales process starts by learning about potential clients and facilitating conversations with them where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our potential client's needs. Once we have resolved one need, we consistently strive to meet future needs, with the goal of converting a business prospect to a repeat client. We serve many of our existing customers from multiple stores, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts with respect to national accounts in the year ahead.

Our Workers’ Compensation Coverage: In accordance with the laws of every state, we provide our temporary and permanent workers with workers’ compensation insurance. Currently, we are covered under a large deductible policy where we have primary responsibility for claims under the policy. Under our current policy, we are responsible for covered losses and expenses up to $500,000 per incident. Amounts in excess of $500,000 are the responsibility of our workers’ compensation insurance provider. From April 1, 2012 until March 31, 2014 we were covered under a large deductible policy issued by our former carrier. Under the prior policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 are the responsibility of our workers’ compensation insurance provider. Our policy between April 1, 2011 and March 31, 2012 was a guaranteed cost policy where we were fully insured on all claims occurring in covered states. Our policies before April 1, 2011 were large deductible policies similar to our current coverage. Under these prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 until all claims are resolved completely, up to our deductible of $250,000 on a per claim basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. We have no liability associated with claims in these jurisdictions.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several Company-wide safety programs aimed at increasing awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers conduct job site safety inspections on new jobs to ensure that our FTMs are working in a safe environment. We encourage safe work behavior through an incentive program that rewards our FTMs for working accident free. We also encourage our FTMs to report unsafe working conditions. We evaluate the risk profile of the work we undertake on an ongoing basis and sometimes restrict classes of work in order to minimize risk.

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

The primary competitive factors in our market segment include price, the ability to timely provide the requested workers, and overall quality of service. Secondary factors include worker quality and performance, efficiency, the ability to meet the business-to-business vendor requirements, name recognition, established reputation, and customer relationships. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are higher. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers.  In addition, the growth in government regulation is also creating a barrier to entry as many smaller firms cannot profitably comply with the administrative burden of the new regulations.

Our Trademarks and Trade Names:  We have registered “Command,” “Command Center,” “Command Staffing,” “Command Labor,” “Real Jobs for Real People,” “Bakken Staffing.” “Disaster Recovery Services,” “Apply Today, Daily Pay,” “A Different Kind of Labor Place,” and “Labor Commander,” as service marks with the U.S. Patent and Trademark Office. Other applications for registration are pending.

Our Intellectual Property:  We have software systems in place to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, and payroll. Our software systems also provide internal control over our operations, as well as producing internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information and we refine our systems and processes based on the feedback we receive.  We have invested in proper off-site back-up and storage systems that protect our electronic information systems against breakdowns and other disruptions that may be beyond our control.

Our Real Property: We lease the facilities of all of our store locations and our corporate office. All of these facilities are leased at market rates that vary, depending on location. Each store is between 1,000 and 5,000 square feet, depending on locations and market conditions. We believe that our corporate office and each of the store locations are adequate for our current needs.

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Coeur d’Alene, Idaho. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 180 field operations staff located at the various on-demand labor stores. During the fiscal year, we employed approximately 32,000 temporary workers. We are the employer of our temporary workers and, as such, are responsible for collection of withholding taxes, employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs and all other governmental requirements imposed on employers.  In addition to completing the Form I-9 required by the Department of Homeland Security, we also confirm the identity and work eligibility of each applicant through the federal E-Verify system.

Access to Company Information: We make available, free of charge, through the investor section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation, and Nominating, and Governance Committees of our Board of Directors are also available on the website. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

Environmental Concerns: Because we are a service business, federal, state, or local laws that regulate the discharge of materials into the environment do not apply to us.

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

 Business Risks

We have a history of net losses.  As of December 26, 2014, we had an accumulated deficit of approximately $39.9 million. We have incurred net losses in many of our fiscal years since inception. We may incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

Our business is impacted by fluctuations in the general economy.  The staffing needs of our customers vary greatly with the overall condition of the economy. While general economic conditions appear to be improving, the changes are gradual, and many customers are limiting and may continue to limit their spending on the services we provide, which could limit our growth or cause a reduction in our sales, thereby having a material adverse effect on our financial and operating performance.  Deterioration of general economic conditions would have an adverse material effect on our business, financial condition and results of operations.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). In 2014 we wrote-off approximately $807,000 in goodwill relating to our 2012 acquisition of DR Services, Inc.  The remaining carrying amount of $2.5 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

We are dependent upon the availability of workers' compensation insurance coverage.  We maintain workers' compensation insurance as required by state laws.  Very few insurance carriers provide workers' compensation coverage for staffing companies in the manual labor market.  We expect the insurance market to tighten even further in the future. We cannot be certain that we will be able to obtain adequate levels of insurance in the future with acceptable terms, coverages, deductibles and collateral requirements, or at all.  In most of the states in which we operate, we cannot engage in business without workers' compensation insurance.

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, and prior to April 2011, we maintain(ed) large deductible workers’ compensation insurance policies. Our current workers’ compensation policy has a deductible limit of $500,000 per incident and our workers’ compensation policies prior to April 2014 have a deductible limit of $350,000 per claim and prior to April 2011 have a deductible limit of $250,000 per claim. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In monopolistic jurisdictions, we purchase our insurance through state workers’ compensation funds and our liability in those states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to recover collateral deposits we have placed with our workers’ compensation insurance carrier. Historically our workers’ compensation insurance carriers have required collateral deposits to secure our payment of claims up to the amount of our policy deductible.   For the two-year period prior to April 1, 2014, Dallas National Insurance (now known as Freestone Insurance) provided our workers’ compensation insurance coverage under a high deductible policy.  Under the terms of the policy we were required to provide cash collateral of $1.8 million as security for payment of claims up to the policy deductible.  We are responsible for paying claims up to the deductible amount. In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command Center’s funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about Freestone’s financial condition. In August 2014, the receivership was converted into a liquidation proceeding.  We believe our claim for return of collateral will be a priority claim and our collateral will be returned to us.  If the Receiver determines that our claim for return of collateral is not entitled to priority or, if there are not sufficient assets available to pay all of the priority claims, we may not receive any or all of our collateral.  The loss of our collateral would have a material adverse effect on our financial condition and results of operations.

We require debt financing to provide working capital due to the delay between when we pay our temporary workers and other creditors until we collect from our customers.   Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis with 30 day payment terms.  We currently have an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $15 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2016. The cancelation of the account purchase agreement would have a material adverse effect on our cash flows and results of operations.

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

Improper disclosure of employee and customer data could result in liabilities and harm our reputation.   In the course of our business, we collect, store, use, and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. We have established a system of controls for safeguarding the security and privacy of our data. Our security controls may not, in every case, be adequate to prevent unauthorized internal or external intrusions into our systems and improper disclosure of personal data and confidential information relating to our employees, our customers or our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding.  The failure to adequately protect private information could expose us to claims from employees and customers and to regulatory actions, could harm our reputation, and could have a material adverse effect on our business, financial condition and results of operations. Additional security measures we may take to address customer or employee concerns, may cause higher operating expenses.

Cyberattacks or other breaches of our technology hardware and software, as well as risks associated with compliance and data privacy, could have an adverse effect on our systems, services, reputation, our competitive position, and financial results.  The Company’s ability to manage its operations successfully is critical to its success. Our business is reliant on our ability to electronically gather, compile, process, store and distribute data and other information.  Unintended interruptions or failures resulting from computer and telecommunications failures, equipment or software malfunction, power outages, catastrophic events, security breaches (such as unauthorized access by hackers), social engineering schemes, unauthorized access, errors in usage by our employees, computer viruses or malware and other events can harm our business.  While we have taken measures to minimize the impact of these problems, the proper functioning of these systems is critical to our business operations. Any security breach or failure in our computer equipment, systems or data could tarnish our reputation and expose us to damages and litigation.

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

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. We process information on each new applicant for employment through the federal government’s E-Verify system. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. In some cases, the penalties for noncompliance are punitive. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect in 2014 and 2015, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2015 tax penalties will be assessed on large employers who do not offer health insurance that meet certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

Our customer contracts contain termination provisions that could decrease our future revenues and earnings.  Most of our customer contracts can be terminated by the customer without notice or on short notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

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

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. Our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 32% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

We will likely be party, from time to time, to various legal proceedings, lawsuits and other claims arising in the ordinary course of our business. We anticipate that, based upon our business plan, disputes will arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or require arbitration to resolve, which could divert the attention of our management team and could result in costly or unfavorable outcomes for us. Any such litigation could result in substantial expense, could reduce our profits and harm our reputation, and could have a materially adverse impact on our business and financial condition. See Item 3 “Legal Proceedings”.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Coeur d’Alene, Idaho. In August 2012, we executed the lease on this facility for a three year term, expiring September 14, 2015, with an option to renew for an additional three years. We pay approximately $4,500 per month for use of the building.  Pursuant to the lease, as the sole occupant of the property we are responsible for payment of typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount, depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 26, 2014 are:

Year	Operating Lease Obligation
2015	$873,140
2016	536,563
2017	185,241
2018	29,281
2019	30,159
$1,654,384

All of our current facilities are in good condition and considered adequate for their intended purposes and uses. Total lease expense for fiscal years 2014 and 2013 were approximately $1.3 million and $1.4 million, respectively.

ITEM 3.  LEGAL PROCEEDINGS

In 2010, AdvantEdge Insurance Group, LLC filed suit against us in Denver District Court, alleging that it was entitled to receive unpaid insurance commissions from us. We counterclaimed against AdvantEdge and others, alleging retention of unauthorized and undisclosed fees and other breaches of duty in the placement of insurance coverage for the Company. Ultimately AdvantEdge’s initial claim was dismissed and we became the plaintiff in the pursuit of our remaining claims against AdvantEdge and others. In October 2014, the jury returned a verdict in favor of the defendants and against us. We believe there were several reversible errors made in rulings before and during the trial and we have filed a Notice of Appeal. We plan to aggressively pursue our appeal but if we are ultimately not successful we could be required to pay some or all of the defendants’ litigation costs.

From time to time we are involved in various routine legal proceedings. While there is no expectation that any of these matters will have a material adverse effect on our results of operations, financial position or cash flows, litigation is always subject to inherent uncertainty and we are not able to reasonably predict if any matter will be resolved in a manner that is material adverse to us.

ITEM 4.  MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5.  MARKETS FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two (2) fiscal years ended December 26, 2014 and December 27, 2013.

	Price (1)
Quarter Ended	High	Low
March 29, 2013	$0.27	$0.18
June 28, 2013	$0.24	$0.18
September 27, 2013	$0.46	$0.17
December 27, 2013	$0.50	$0.32
March 28, 2014	$0.49	$0.30
June 27, 2014	$0.65	$0.40
September 26, 2014	$0.75	$0.50
December 26, 2014	$0.85	$0.59

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC QB was $0.62 on March 2, 2015.

Holders of the Corporation’s Capital Stock

At March 2, 2015, we had approximately 116 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Transfer Agent and Registrar

Our transfer agent is Columbia Stock Transfer Company, located at 1869 East Seltice Way, Suite 292, Post Falls, Idaho, 83854.

Recent Issuances of Unregistered Securities

The following issuances of unregistered securities occurred in 2014 and through the dates of this filing:

In April 2014, we issued 4.2 million shares of common stock pursuant to the exercise of 4.2 million common stock warrants at an exercise price of $0.08 per share for a total purchase price of $336,000.

In April, 2014, we issued 1,288,126 shares of our common stock to DR Services of  Louisiana, LLC, as required by: (i) the related Asset Purchase Agreement (“APA”) dated January 4, 2012 wherein our wholly owned subsidiary, DR Services (“Buyer”), acquired substantially all the assets of DR Services of Louisiana, LLC and Environmental Resource Group, LLC, (“Sellers”) and (ii) the Agreement for Settlement and Release of Claims between Buyer and Sellers, along with Sellers’ respective members, and joined in by Command. The 1,288,126 shares issued represent the remaining balance of the contingent earn-out fee under the APA.  When combined with the 1,500,000 shares previously issued to the Seller at the closing of the transaction on January 4, 2012 and an additional 211,874 shares issued in 2012, the total number of shares issued in the APA totals 3,000,000.

In December 2014, we issued 100,000 shares of common stock to non-Management members of our Board of Directors as partial payment for their services. Expenses relating to the issuance of these shares amounted to approximately $73,000.

The following issuances of unregistered securities occurred in 2013:

In December 2013, we issued 100,000 shares of common stock to non-Management members of our Board of Directors as partial payment for their services. Expenses relating to the issuance of these shares amounted to approximately $39,000.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 26, 2014 and December 27, 2013, and results of operations for the fiscal years ended December 26, 2014 and December 27, 2013.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Special Note Regarding Forward-Looking Statements” immediately prior to Item 1 of this Annual Report on Form 10-K. This discussion and analysis should be considered in light of such cautionary statements and the risk factors disclosed elsewhere in this report.

Overview

Our mission is to be our customer’s provider of choice for all on-demand employment solutions by placing the right people in the right jobs every time and by providing unparalleled service. We have focused intently on training, coaching and mentoring all of our employees in providing consistently excellent service to both our FTMs and our customers. In furtherance of our mission, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

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

On-demand Labor Store Operations:  At December 26, 2014, we operated 55 on-demand labor stores serving approximately 3,400 customers and employing approximately 32,400 temporary employees.

As the economic environment continues to improve, we plan to grow through revenue increases at existing offices, as well as opening and acquiring new locations. Our target markets will include locations that we believe are underserved by competitors, areas where there is growing demand for on-demand services, and where we can increase business from current national accounts. Additional sales growth may result from selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business sectors.

With growth, we expect to leverage our existing cost structure over increased revenue. This may enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities

The following table reflects operating results in 2014 compared to 2013 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-Two Weeks Ended
	December 26, 2014		December 27, 2013
Total Operating Revenue	$91,840		$93,748
Cost of Staffing Services	66,320	72.2%	69,501	74.1%
Gross profit	25,520	27.8%	24,247	25.9%
Selling, general and administrative expenses	18,492	20.1%	19,528	20.8%
Depreciation and amortization	541	0.6%	351	0.4%
Income from operations	6,487	7.1%	4,368	4.7%
Interest expense and other financing expense	(248)	-0.3%	(504)	-0.5%
Impairment of goodwill	(807)	-0.9%	-	0.0%
Change in fair value of warrant liability	-	0.0%	(786)	-0.8%
Net income before income taxes	5,432	5.9%	3,078	3.3%
Provision for income taxes	3,694	4.0%	(137)	-0.1%
Net income	$9,126	9.9%	$2,941	3.1%
Non-GAAP Data
EBITDA-D	$7,028	7.7%	$4,719	5.0%

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

The following is a reconciliation of EBITDA-D to net income for the periods presented:

	Fifty-Two Weeks Ended
	December 26, 2014	December 27, 2013
EBITDA-D	$7,028	$4,719
Interest expense and other financing expense	(248)	(504)
Depreciation and amortization	(1,348)	(351)
Change in fair value of warrant liability	-	(786)
Provision for income taxes	3,694	(137)
Net income	$9,126	$2,941

Results of Operations

52 Weeks Ended December 26, 2014

Operations Summary:  Revenue decreased by approximately 2.0% in the fiscal year ended December 26, 2014 to approximately $91.8 million from $93.7 million in 2013. The decrease is due primarily to the closing of four locations in late 2014 and our exit from the disaster recovery business through our wholly owned subsidiary DR Services.  Our same store sales increased 4.5% during 2014 as we focused on higher margin accounts through our existing locations.  During 2014 we also opened three new branch locations.  In 2015 we plan to continue to focus on improving same store sales and open additional branches.

Store Operations: During the year we opened three additional stores, ending the year with 55 stores operating in 22 states. Same store revenues increased approximately 4.5%. The increase in same store sales is primarily attributable to our increased focus on attracting new, high quality clients, strengthening existing client relationships, and encouraging existing client growth. Same store revenues are measured taking revenue from locations that were operational during the majority of both operating periods.

Cost of Staffing Services:  Our cost of staffing services decreased to 72.2% of revenue in 2014 from 74.1% in 2013. This decrease is due primarily to our efforts to increase our margins. In addition, as a result of our safety programs and focus on employee safety our workers’ compensation cost declined 0.8% in 2014. Our margins are currently at the high end of the industry averages. Going forward we will continue to focus on increasing our gross margins and profitability.

Workers’ compensation costs for the fiscal year ended December 26, 2014 decreased to 3.7% of revenue, compared to 4.5% of revenue in 2013. This decrease is primarily attributable to a decrease in our claims liability as estimated by an independent actuarial consulting firm.

Our workers’ compensation costs as a percentage of revenue quarter by quarter for the last two years were as follows:

2014				2013
Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
4.4%	4.0%	4.0%	2.4%	2.8%	4.8%	5.3%	4.9%

Gross Margin: The factors affecting gross margin in 2014 are discussed under the cost of staffing services above. In the aggregate, cost of staffing services decreased to 72.2% of revenue in 2014 compared to 74.1% of revenue in 2013 yielding gross margins of 27.8% and 25.9%, respectively.

Selling, General and Administrative Expenses (SG&A):  SG&A expenses decreased to 20.1% of revenue in 2014 compared to 20.8% of revenue in 2013. During 2013 we took several steps to reduce our SG&A expense including a change in our organizational structure and the successful recovery of receivables previously written off. In 2014 we continued to carefully manage all of our expenses and determined that we required some additions to our SG&A expense to effectively manage the business and prepare us for future growth.

Liquidity and Capital Resources

As of December 26, 2014, our current assets exceeded our current liabilities by approximately $14.4 million.  We had total current assets of approximately $21.4 million and current liabilities of $6.9 million. Included in current assets are cash of approximately $8.6 million, trade accounts receivable of $9.0 million, and the current portion of workers’ compensation deposits of approximately $1.1 million.

Included in current liabilities is our factoring liability of approximately $2.9 million, accrued wages and benefits of approximately $1.7 million, and the current portion of workers’ compensation premiums and claims liability of approximately $1.3 million.

The factoring liability of approximately $2.9 million and $8.1 at December 26, 2014 and December 27, 2013, respectively, were used to fund operating needs. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $15 million, at December 31, 2014. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At December 26, 2014 the effective interest rate was 3.17%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets. We also have an outstanding letter of credit under this agreement in the amount of $3.6 million which reduces the amount of funds otherwise made available to us under this agreement.

Operating Activities:  Net cash provided by operating activities totaled approximately $7.8 million in 2014, an increase of $2.6 million compared to approximately $5.2 million in 2013. This was primarily driven by a decrease in accounts payable of approximately $1.6 million and an increase in our deferred tax asset of approximately $3.9 million.

Investing Activities:  Net cash used by investing activities totaled approximately $246,000 in 2014, approximately a $227,000 increase from approximately $19,000 used in 2013.

Financing Activities: Net cash used by financing activities totaled approximately $4.7 million in 2014 compared to approximately $1.0 million in 2013. Financing activity relates almost exclusively the reduction in the balance of our factoring liability.

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

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with GAAP.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2014 and 2013 both consisted of 52 weeks.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. At December 26, 2014 and December 27, 2013, our allowance for doubtful accounts was approximately $550,000 and $637,000, respectively.

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses, discounted by a 3% present value interest rate, to determine the amount of our reserves. We evaluate the reserves quarterly and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 26, 2014 and December 27, 2013, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Derivatives:  From time to time, we may enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of our securities. When we enter into transactions which allow us to settle obligations by the issuance of our securities, fair value is estimated each reporting period.

Income Taxes: Deferred tax assets and liabilities are recognized for the effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In addition, deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the deferred tax asset will not be realized. A number of estimates and judgments are necessary to determine deferred tax assets, deferred tax liabilities and valuation allowances. We recognize the benefit from a tax position only if it is more likely than not that the position would be sustained upon audit based solely on the technical merits of the tax position. The calculation of our tax liabilities requires judgment related to uncertainties in the application of complex tax regulations. We recognize liabilities for uncertain tax positions based on a two-step process. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step requires us to estimate and measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. It is inherently difficult and subjective to estimate such amounts, as we have to determine the probability of various possible outcomes. We reevaluate these uncertain tax positions on an annual basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit and new audit activity.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Command Center, Inc.

We have audited the accompanying consolidated balance sheets of Command Center, Inc. as of December 26, 2014 and December 27, 2013, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 26, 2014 and December 27, 2013. Command Center, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 26, 2014 and December 27, 2013, and the results of its operations and its cash flows for the fiscal years ended December 26, 2014 and December 27, 2013 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/PMB Helin Donovan, LLP

Seattle, WA

March 3, 2015

Command Center, Inc.

Consolidated Balance Sheets

	December 26, 2014	December 27, 2013
ASSETS
Current Assets
Cash	$8,600,249	$5,820,309
Restricted cash	-	25,619
Accounts receivable, net of allowance for doubtful accounts	9,029,347	10,577,250
Prepaid expenses, deposits and other	260,242	328,920
Prepaid workers' compensation	581,355	28,044
Other receivables	7,949	27,933
Current portion of deferred tax asset	1,760,000	-
Current portion of workers' compensation deposits	1,114,000	1,113,000
Total current assets	21,353,142	17,921,075
Property and equipment - net	430,987	350,767
Deferred tax asset, less current portion	2,126,000	-
Workers' compensation risk pool deposit, less current portion	1,790,633	1,783,112
Goodwill	2,500,000	3,306,786
Intangible assets - net	-	386,956
Total assets	$28,200,762	$23,748,696
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$546,247	$402,672
Checks issued and payable	255,532	189,830
Account purchase agreement facility	2,900,104	8,050,633
Other current liabilities	249,445	326,319
Accrued wages and benefits	1,665,697	1,717,235
Current portion of workers' compensation premiums and claims liability	1,305,248	1,648,058
Total current liabilities	6,922,273	12,334,747
Long-Term Liabilities
Warrant liabilities	-	1,386,088
Workers' compensation claims liability, less current portion	2,514,302	2,613,871
Total liabilities	9,436,575	16,334,706
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 65,632,868 and 59,711,242 shares issued and outstanding, respectively	65,633	59,711
Additional paid-in capital	58,318,396	56,099,875
Accumulated deficit	(39,619,842)	(48,745,596)
Total stockholders' equity	18,764,187	7,413,990
Total liabilities and stockholders' equity	$28,200,762	$23,748,696

See accompanying notes to consolidated financial statements

Command Center, Inc.

Consolidated Statements of Income

	Fifty-Two Weeks Ended
	December 26, 2014	December 27, 2013
Revenue	$91,839,846	$93,748,261
Cost of staffing services	66,320,088	69,500,997
Gross profit	25,519,758	24,247,264
Selling, general and administrative expenses	18,491,561	19,527,784
Depreciation and amortization	540,746	351,240
Income from operations	6,487,451	4,368,240
Interest expense and other financing expense	(248,729)	(503,626)
Impairment of goodwill	(806,786)	-
Change in fair value of derivative liabilities	87	(786,615)
Net income before income taxes	5,432,023	3,077,999
Provision for income taxes	3,693,731	(137,128)
Net income	$9,125,754	$2,940,871

Earnings per share:
Basic	$0.14	$0.05
Diluted	$0.14	$0.05

Weighted average shares outstanding:
Basic	63,866,729	59,613,989
Diluted	65,588,413	61,307,455

See accompanying notes to consolidated financial statements

Command Center, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock			Retained
	Shares	Par Value	APIC	Earnings (Deficit)	Total
Balance, December 28, 2012	59,611,242	$59,611	$55,633,377	$(51,686,467)	$4,006,521

Common stock issued for services	100,000	100	38,900	-	39,000
Stock based compensation expense	-	-	104,724	-	104,724
Re-class contingent consideration for subsidiary	-	-	322,874	-	322,874
Net income for the year	-	-	-	2,940,871	2,940,871
Balance, December 27, 2013	59,711,242	59,711	56,099,875	(48,745,596)	7,413,990

Common stock issued for subsidiary	1,288,126	1,288	(1,288)	-	-
Common stock issued for the conversion of options	433,500	434	81,601	-	82,035
Common stock issued for the conversion of warrants	4,200,000	4,200	1,717,800	-	1,722,000
Stock based compensation expense	-	-	420,408	-	420,408
Net income for the year	-	-	-	9,125,754	9,125,754
Balance, December 26, 2014	65,632,868	$65,633	$58,318,396	$(39,619,842)	$18,764,187

See accompanying notes to consolidated financial statements

Command Center, Inc.

Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended
	December 26, 2014	December 27, 2013
Cash flows from operating activities
Net income	$9,125,754	$2,940,871
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	540,746	351,240
Change in allowance for doubtful accounts	(86,091)	117,483
Change in fair value of derivative liabilities	(87)	786,615
Stock based compensation	420,408	143,724
Impairment of goodwill	806,786	-
Deferred tax asset	(3,886,000)	-
Changes in assets and liabilities:
Accounts receivable - trade	1,633,994	3,006,664
Restricted cash	25,619	(4,324)
Prepaid workers' compensation	(553,311)	(5,192)
Other receivables	19,984	(10,315)
Prepaid expenses, deposits and other	68,678	80,627
Loss on disposition of property and equipment	11,698	61,940
Workers' compensation risk pool deposits	(8,520)	(1,189,918)
Accounts payable	143,575	(319,479)
Checks issued and payable	65,702	(321,275)
Other current liabilities	(76,874)	(180,803)
Accrued wages and benefits	(51,538)	3,755
Workers' compensation premiums and claims liability	(442,380)	(254,336)
Net cash provided by operating activities	7,758,143	5,207,277
Cash flows from investing activities
Purchase of property and equipment	(245,709)	(58,895)
Sale of property and equipment	-	40,300
Net cash used by investing activities	(245,709)	(18,595)
Cash flows from financing activities
Net repayment from account purchase agreement facility	(5,150,529)	(1,001,366)
Proceeds from the conversion of common stock warrants	336,000	-
Proceeds from the conversion of stock options	82,035	-
Net cash used by financing activities	(4,732,494)	(1,001,366)
Net increase in cash	2,779,940	4,187,316
Cash, beginning of period	5,820,309	1,632,993
Cash, end of period	$8,600,249	$5,820,309
Non-cash investing and financing activities
Shares to be issued for contingent consideration	$-	$322,874
Warrant liability reclassified to stockholders’ equity	$1,386,000	$-
Supplemental disclosure of cash flow information
Interest paid	$113,829	$306,250
Income taxes paid	$226,202	$32,128

See accompanying notes to consolidated financial statements

Command Center, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a Washington corporation initially organized in 2002. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the wholesale trades, manufacturing, hospitality, construction, retail and auto auction industries. We currently operate 55 stores located in 22 states. Our largest 10 customers represent approximately 27% of our revenue. We operate as: Command Center, Inc.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and our wholly-owned subsidiaries, Disaster Recovery Services, Inc. (“DR Services”), which is not inactive, and ComStaff, Inc., which is dormant. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2014 and 2013 both consisted of 52 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2013 have been reclassified to conform to the 2014 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

Revenue Recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed. Revenues are reported net of customer credits and taxes collected from customers that are remitted to taxing authorities.

Cost of Staffing Services:  Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 26, 2014, we held deposits in excess of FDIC insured limits of approximately $8.3 million.

Restricted Cash:  We maintained a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 days. At December 26, 2014 and December 27, 2013, our allowance for doubtful accounts was approximately $550,000 and $637,000, respectively.

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

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain deposits or letters of credit for workers’ compensation claims to secure payment of our claims cost. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 3% present value interest rate to determine the amount of our reserves. We evaluate the reserves regularly throughout the year and make adjustments as needed. If the actual cost of claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 26, 2014 and December 27, 2013, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Derivatives:  From time to time, we may enter into transactions which contain conversion privileges, the settlement of which may entitle the holder or us to settle the obligation(s) by issuance of Company securities. When we enter into transactions which allow us to settle obligations by the issuance of Company securities, fair value is estimated each reporting period.

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

Earnings per Share:  We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 5,641,500 and 8,167,251 shares of common stock at December 26, 2014 and December 27, 2013, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal. At December 26, 2014 and December 27, 2013, we had 1,721,685 and 4,761,860 dilutive shares relating to vested stock options, warrants, and shares to be issued for contingent consideration, respectively.

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

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the years ended December 26, 2014 and December 27, 2013, advertising cost were included in selling, general and administrative expenses were approximately $25,000 and $34,000, respectively.

Concentrations:  For the fiscal year ended December 26, 2014, 10.6% of our total revenue was from a single client. At December 26, 2014 and December 27, 2013, 23.2% and 10.3% of total accounts payable, respectively, was due to a single vendor. At December 27, 2013 13.0% of our total accounts receivable balance was due from a single customer.

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

The following table sets forth our assets and liabilities measured at fair value, whether recurring or non-recurring, at December 26, 2014 and December 27, 2013, and the fair value calculation input hierarchy level that we have determined applies to each asset and liability category.

	2014	2013	Input Hierarchy Level
Recurring:
Stock Warrant liability	$-	$1,386,088	Level 2

Below is a detail of the changes in our stock warrant liability:

Balance, 12/27/2013	$1,386,088
Derivative liability converted to equity upon exercise	(1,722,000)
Change in fair value	(87)
Proceeds from the conversion of derivative liabilities upon exercise	336,000
Rounding	(1)
Balance, 12/26/2014	$-

Recent Accounting Pronouncements:   In May 2014, the FASB issued guidance codified in ASC 606, Revenue Recognition — Revenue from Contracts with Customers, which amends the guidance in former ASC 605, Revenue Recognition. The guidance requires all industries to conform to the same revenue recognition guidance, as opposed to separate industry standards. The guidance is effective for interim periods within the first annual reporting period beginning after December 15, 2016. We anticipate adopting ASC 606 beginning on November 1, 2016. We are currently evaluating the impact of the provisions of ASC 606.

NOTE 2 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 26, 2014 and December 27, 2013:

	2014	2013
Leasehold improvements	$335,229	$318,976
Vehicles and machinery	99,509	99,509
Furniture and fixtures	29,507	26,696
Computer hardware and licensed software	419,469	213,971
Accumulated depreciation	(452,727)	(308,385)
Total property and equipment, net	$430,987	$350,767

During the fiscal year ended December 26, 2014 and December 27, 2013, we recognized approximately $153,000 and $216,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis is conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. In 2014, we recorded a decrease in goodwill of approximately $807,000 related to the write-down of assets acquired as part of the acquisition of DR Services in 2012.

The following table presents our purchased intangible assets, other than goodwill, for the fiscal years ended December 26, 2014 and December 27, 2013:

	2014	2013
Customer relationships	1,420,096	1,420,096
Trade names and other	41,780	41,780
Accumulated amortization	(1,461,876)	(1,074,920)
Intangible assets, net	-	386,956

During the fiscal year ended December 26, 2014 and December 27, 2013, we recognized approximately $388,000 and $136,000, respectively, of amortization expense related to intangible assets.

We obtained our amortizable intangible asset as a result of the acquisition of DR Services in 2012 and the acquisition of on-demand labor stores in 2006 and 2007.

NOTE 4 – FACTORING AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million on December 26, 2014 and $14 million on December 27, 2013. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Net accounts receivable sold pursuant to this agreement at December 26, 2014 and December 27, 2013 were approximately $2.9 million and $8.1 million, respectively. The term of the current agreement is through April 7, 2016. The current agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At December 26, 2014 the effective interest rate was 3.17%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At December 26, 2014, and December 27, 2013 we were in compliance with this covenant.

NOTE 5 – WORKERS’ COMPENSATION INSURANCE AND RESERVES

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

On April 1, 2012 to March 31, 2014 our workers’ compensation carrier was Dallas National Insurance in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage is a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provides insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of, $1.8 million in a non-depleting deposit account as collateral for our self-insured claims. For workers' compensation claims originating in the monopolistic jurisdictions of Washington and North Dakota we are fully covered under state government administered programs. We also obtained full coverage in the state of New York under a policy issued by the State Fund of New York. Accordingly, our consolidated financial statements reflect only the mandated workers' compensation insurance premium liability for workers' compensation claims in these jurisdictions (See NOTE 9 – COMMITMENTS AND CONTINGENCIES for further discussion of the non-depleting deposit account).

From April 1, 2011 to March 31, 2012 our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (“AMS”) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under this policy, AMS provides re-insurance for covered losses and expenses in excess of $250,000 per claim. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $715,000. At December 26, 2014, our deposit was approximately $698,000.

For the two year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At December 26, 2014, our risk pool deposit with AIG was approximately $400,000.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $3.4 and $4.1 million for the fiscal years ended December 26, 2014 and December 27, 2013, respectively.

The following reflects the changes in our workers’ compensation deposits and our workers’ compensation claims liability during the years ended December 26, 2014 and December 27, 2013:

	2014	2013
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$2,896,113	$1,706,195
Additional workers’ compensation deposits made during the period	130,000	1,360,000
Deposits applied to payment of claims during the period	(121,480)	(170,082)
Deposits available for future claims at the end of the period	$2,904,633	$2,896,113

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$3,726,871	$3,710,925
Claims paid during the period	(3,013,123)	(1,653,694)
Additional future claims liabilities recorded during the period	2,914,554	1,669,640
Estimated future claims liabilities at the end of the period	$3,628,302	$3,726,871

The workers’ compensation risk pool deposits are classified as current and non-current assets on the consolidated balance sheet based upon management’s estimate of when the related claims liabilities will be paid. The deposits have not been discounted to present value in the accompanying consolidated financial statements. All liabilities associated with our workers’ compensation claims are fully reserved on our consolidated balance sheet.

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:  In April 2014, we issued 4.2 million shares of common stock pursuant to the exercise of 4.2 million common stock warrants at an exercise price of $0.08 per share for a total purchase price of $336,000.

In April 2014, we issued 1,288,126 shares of our common stock to DR Services of  Louisiana, LLC, as required by: (i) the related Asset Purchase Agreement (“APA”) dated January 4, 2012 wherein our wholly owned subsidiary, DR Services (“Buyer”), acquired substantially all the assets of DR Services of Louisiana, LLC and Environmental Resource Group, LLC, (“Sellers”) and (ii) the Agreement for Settlement and Release of Claims between Buyer and Sellers, along with Sellers’ respective members, and joined in by Command. The 1,288,126 shares issued represent the remaining balance of the contingent earn-out fee under the APA.  When combined with the 1,500,000 shares previously issued to the Seller at the closing of the transaction on January 4, 2012 and an additional 211,874 shares issued in 2012, the total number of shares issued in the acquisition transaction totals 3,000,000.

In December 2014, we approved the issuance of 100,000 shares of common stock valued at $73,000 to our Board of Directors for partial payment of their services. These shares were not issued until the following fiscal year and are in Other current liabilities on our Balance Sheet.

The following warrants for our common stock were issued and outstanding on December 26, 2014 and December 27, 2013, respectively:

	2014	2013
Warrants outstanding at beginning of year	5,575,000	11,887,803
Expired	-	(6,312,803)
Exercised	(4,200,000)	-
Warrants outstanding at end of year	1,375,000	5,575,000

All warrants outstanding on December 26, 2014 have an exercise price of $1.00, expire on April 15, 2015, and have no intrinsic value.

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  We approved an equity compensation plan in 2008 permitting the grant of 6.4 million shares of common stock or options to employees for the purpose of attracting and motivating employees and officers.

During 2014 we granted unvested stock rights for  785,000 shares of common stock to employees.  The shares vest one year from the date of grants if the grantee is still employed by the company.  We also granted 1,280,000 stock options to employees, officers and directors.  The options were granted with an exercise price of the fair market on the date of grant, seven year life and vesting over three to four years from the date of grant.  In addition we granted an officer 100,000 shares of restricted stock that vests over four years and an additional 100,000 shares that vests on the achievement of performance criteria tied to the company’s stock price and trading volume.

During 2013, we granted 1,500,000 stock options to our CEO exercisable at $0.20, which expire on March 28, 2018.

The following table reflects the summary of stock options outstanding at December 28, 2012 and changes during the fiscal years ended December 27, 2013 and December 26, 2014:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 28, 2012	4,083,000	$0.20	$0.17
Granted	1,500,000	0.20	0.16
Forfeited	(899,125)	0.30	0.25
Expired	(683,375)	0.20	0.17
Outstanding, December 27, 2013	4,000,500	0.26	0.21
Granted	1,280,000	0.70	0.38
Forfeited	(542,625)	0.40	0.33
Expired	(37,875)	0.33	0.40
Exercised	(433,500)	0.19	0.16
Outstanding, December 26, 2014	4,266,500	0.38	0.25

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

	2014	2013
Expected term (years)	7.0	5.0
Expected volatility	46.8% - 63.1%	114.1%
Dividend yield	0.0%	0.0%
Risk-free rate	1.7%	0.8%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15%. During the fiscal year ended December 26, 2014 and December 27, 2013, we recognized share-based compensation expense of approximately $420,000 and $105,000 relating to the issuance of stock options, respectively.

The following table reflects a summary of our nonvested stock options outstanding at December 28, 2012 and changes during the fiscal years ended December 27, 2013 and December 26, 2014:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 28, 2012	2,735,750	$0.17	$0.15
Granted	1,500,000	0.20	0.16
Vested	(690,250)	0.30	0.25
Forfeited	(899,125)	0.30	0.25
Nonvested, December 27, 2013	2,646,375	0.27	0.22
Granted	1,280,000	0.70	0.38
Vested	(717,625)	0.23	0.19
Forfeited	(542,625)	0.40	0.33
Nonvested, December 26, 2014	2,666,125	0.46	0.28

As of December 26, 2014, there was unrecognized share-based compensation expense totaling approximately $1.1 million relating to non-vested options and employee stock grants that will be recognized over the next 4 years.

The following summarizes information about the stock options outstanding at December 26, 2014:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	4,266,500	$0.38	3.37	$2,744,227
Exercisable	1,600,375	0.24	1.53	787,292

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 1.0 million shares of common stock to employees. No options or shares have been issued pursuant to this plan.

NOTE 8 – INCOME TAX

The provision for deferred income taxes is comprised of the following:

	December 26, 2014	December 27, 2013
Current:
Federal	$115,000	$96,000
State	78,000	41,000
Deferred:
Federal	1,901,000	1,239,000
State	40,000	395,000
Change in valuation allowance	(5,828,000)	(1,634,000)
Provision for income taxes	$(3,694,000)	$137,000

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 26, 2014	December 27, 2013
Current deferred tax assets and liabilities
Net operating loss (“NOL”)	$1,714,000	$-
Accrued bonus	-	220,000
Accrued vacation	46,000	62,000
Total current deferred tax asset	1,760,000	282,000
Long-term deferred tax assets and liabilities
Workers' compensation claims liability	1,430,000	1,401,000
Depreciation	183,000	252,000
Bad debt reserve	217,000	239,000
Deferred rent	11,000	12,000
Charitable contributions	1,000	5,000
NOL	35,000	3,486,000
AMT credit	249,000	151,000
Total long-term deferred tax asset	2,126,000	5,546,000
Total deferred tax asset	3,886,000	5,828,000
Valuation allowance	-	(5,828,000)
Net deferred tax asset	$3,886,000	$-

Our federal and state net operating loss carryover of approximately $5.7 million will expire in the years 2028 through 2031. Our charitable contribution carryover will expire in the years 2014 through 2018.

Management estimates that our combined federal and state tax rates will be approximately 39%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 26, 2014		December 27, 2013
Income tax expense (benefit) based on statutory rate	$1,847,000	34%	$1,036,000	34%
Permanent differences	152,000	3%	48,000	-8%
State income taxes expense net of federal taxes	118,000	2%	422,000	9%
Change in valuation allowance	(5,828,000)	-107%	(1,634,000)	29%
Change in fair value of derivatives	-	0%	267,000	-11%
Other	17,000	0%	(2,000)	-15%
Total taxes (benefits) on income	$(3,694,000)	-63%	$137,000	38%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2010 through 2014 and NOLs from earlier years may be examined when they are utilized.  We deduct interest and penalties as interest expense on the consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

We presently lease office space for our corporate headquarters in Coeur d’Alene, Idaho. In August 2012, we executed the lease on this facility for a three year term, expiring September 14, 2015, with an option to renew for an additional three years. We pay approximately $4,500 per month for use of the building.  Pursuant to the lease, as the sole occupant of the property we are responsible for payment of typical triple net charges for property taxes, insurance and maintenance.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 26, 2014 are:

Year	Operating Lease Obligation
2015	$873,140
2016	536,563
2017	185,241
2018	29,281
2019	30,159
$1,654,384

Total lease expense for the fiscal years ended December 26, 2014 and December 27, 2013 were approximately $1.3 million and $1.4 million, respectively.

Legal Proceeding: In 2010, AdvantEdge Insurance Group, LLC filed suit against us in Denver District Court, alleging that it was entitled to receive unpaid insurance commissions from us. We counterclaimed against AdvantEdge and others, alleging retention of unauthorized and undisclosed fees and other breaches of duty in the placement of insurance coverage for the Company. Ultimately AdvantEdge’s initial claim was dismissed and we became the plaintiff in the pursuit of our remaining claims against AdvantEdge and others. In October 2014, the jury returned a verdict in favor of the defendants and against us. We believe there were several reversible errors made in rulings before and during the trial and we have filed a Notice of Appeal. We plan to aggressively pursue our appeal but if we are ultimately not successful we could be required to pay some or all of the defendants’ litigation costs.

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition and results of operations.

Collateral: For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command Center’s funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. We have continued to pay claims that are below the deductible level and we are not aware of any pending claims that exceed or are likely to exceed our deductible. At this time, there is insufficient financial information available to allow us to determine the financial position of Freestone Insurance and therefore we do not know whether our collateral will be returned in full.  We believe the Receiver will not make any decisions on claims for return of collateral until sometime after the claims bar date, which is December 15, 2015. We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral will be returned to us.  However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the consolidated financial statement presentation were required by the accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 26, 2014, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 26, 2014.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 26, 2014 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Frederick Sandford, age 53	Principal Executive Officer, President and Director
Jeff Wilson, age 54	Principal Accounting Officer and Director
Ronald L. Junck, age 67	Executive Vice President, Secretary and General Counsel
John Schneller, age 48	Director
J.D. Smith, age 44	Director
John Stewart, age 58	Director

Frederick J. Sandford, age 53, was appointed as President and Chief Executive Officer of Command Center, Inc., on February 22, 2013, and was first elected as a director at the Company’s 2013 shareholders meeting. Mr. Sandford has over 30 years of leadership experience as CEO, President, or General Manager, guiding businesses in various stages, including startups, turnarounds and wind downs. He has led companies in diverse industries, including technology, industrial fabrication, security services, waste management and retail.  Prior to joining the Company, he served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection.  Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company. He earned a BA in Psychology from the University of Massachusetts at Amherst.  He is a former U.S. Navy SEAL.

Jeff Wilson, age 54, has been a director of Command Center, Inc., since September 21, 2010.  On September 2, 2014, Mr. Wilson was appointed as the Company’s Chief Financial Officer.  Before joining the Company as an officer, Mr. Wilson served as Chief Financial Officer of Acumatica, a privately held cloud-based ERP provider based in Kirkland, Washington. Prior to joining Acumatica, from April 2006, Mr. Wilson served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining Microvision, Mr. Wilson served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

Ronald L. Junck, 67, has been our Executive Vice President, Secretary and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Claim.

John Schneller, age 49, was appointed to the Board on June 23, 2008. Mr. Schneller is currently Chief Financial Officer at OmniM2M, Inc., a private Seattle-based company and provider enterprise SaaS M2M software solutions.  Previously, he was Managing Director at the investment banking firm of Scura Paley & Company LLC. Prior to joining Scura Paley Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, insurance companies, packaging and retail. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, MA, a Master's in Public Administration from Suffolk University in Boston and a Master's in Business Administration from the Johnson Graduate School of Management at Cornell University in Ithaca, NY.

JD Smith, age 44, has been a member of our Board of Directors since December 10, 2012. Mr. Smith has worked in real estate investment, construction and development since 1982. Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of real estate and investment and development businesses. He also serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions. From 2008 until 2012 he was Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona. From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc., and JD Smith Development, LLC. In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license. In 1993 he graduated from Arizona State University with a Bachelor’s of Science degree in Real Estate.

John Stewart, age 58, has been a director of the Company since November of 2013 and was elected as Chairman in December 2014. He has been the President of Glacial Holdings, Inc. and Glacial Holdings LLC, private multi-family residential and commercial real estate holding companies, and of Glacial Holdings Property Management, Inc., a private property management company since 1992.  Through a number of private entities, Mr. Stewart is an investor in various business enterprises.  During the past nine years, he has served as the chair of the Advisory Board of the Bank of North Dakota, a director of Corridor Investors, LLC, the Minot Family YMCA and the Minot Vocational Adjustment Workshop, and as a trustee of the Open Family Guidance Institute.  Mr. Stewart was employed as a Certified Public Accountant by the accounting firms of Arthur Andersen & Co. (from 1978 to 1980) and Brady, Martz & Associates P.C. (from 1980 to 1997).  Mr. Stewart has been a member of the Board of Trustees of Investors Real Estate Trust (NYSE – IRET) since 2004.

Committees of the Board of Directors

Our Board of Directors established three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. The composition and function of each of our committees complies with the rules of the SEC that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted a charter for the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. Charters for each committee are available on our website at www.commandonline.com . The charter of each committee is also available in print to any shareholder upon request. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating and Corporate Governance
John Stewart (Chair)	John Schneller (Chair)	J.D. Smith (Chair)
John Schneller	J.D. Smith	John Schneller
J.D. Smith	John Stewart	John Stewart

The committees are described below.

Audit Committee:  John Stewart (Chairman), John Schneller and J.D. Smith currently serve on the Audit Committee. The Meetings to review our quarterly and annual filings were held each quarter, and several remote meetings were held to discuss the December 27, 2013 audit and the preparation of the consolidated financial statements for the period then ended. The Audit Committee held four formal meetings in each 2014 and 2013.

Our Board of Directors has determined that Mr. Stewart qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee:  John Schneller (Chairman), J.D. Smith and John Stewart currently serve on the Compensation Committee. The Compensation Committee met on four occasions in each 2014 and 2013. The Compensation Committee is comprised of three non-employee directors. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Corporate Governance Committee:  J.D. Smith (Chairman), John Schneller and John Stewart currently serve on the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee met on two occasions in 2014 and one occasion in 2013.

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

Based on these standards and information provided by the Directors and Officers, the Board determined that John Schneller,  J.D. Smith and John Stewart, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as shareholders of the Company.

Based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: Frederick Sandford and Jeff Wilson are not independent because they are our Chief Executive Officer and President, and Chief Financial Officer, respectively.

Director Compensation

The following table summarized the cash, equity awards, and all other compensation earned by each of our non-employee directors during the year ended December 26, 2014.

Name	Fees Earned or Paid in Cash	Stock Award (1)	Option Award (2)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation	All Other	Total
John Schneller	$30,000	$14,600	$14,470	$-	$-	$1,559	$60,629
Jeff Wilson (3)	30,000	14,600	21,705	-	-	-	66,305
J.D. Smith	30,000	14,600	52,453	-	-	1,186	98,239
John Stewart	26,250	14,600	45,218	-	-	1,403	87,471

(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2014 in accordance with GAAP. This amount represents shares awarded for service in 2014. The amounts were calculated using the closing price of our stock on the grant date.

(2)	This column represents the grant date fair value of options awarded to each non-employee director in 2014 in accordance with GAAP.
(3)	Jeff Wilson was appointed as our Principal Accounting Officer and Chief Financial Officer on September 2, 2014 and became an employee of the Company on that date.

Compensation Committee Interlocks and Insider Participation

The following director and executive officer served as a member of the Compensation Committee during some or all of fiscal year 2014:  Jeff Wilson served as Chairman of the Audit Committee, as well as a member on the Compensation Committee and the Nominating and Governance Committee prior to the time of his appointment as Principal Accounting Officer on September 2, 2014.  He stepped down from all committee memberships on September 2, 2014.

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

Attendance at Meetings

During 2014, our Board held eight meetings and acted by unanimous written consent on three additional occasions. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

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

We intend to disclose our Codes of Ethics, and any subsequent amendments thereto (other than technical, administrative or non-substantive amendments), and any waivers of a provision of the Code of Ethics for directors or executive officers, on our website at www.commandonline.com once such Codes of Ethics are adopted.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities (“Reporting Persons”) to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 26, 2014. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2014, we believe that, during 2014, all of the filing requirements under Section 16(a) of the Exchange Act were satisfied.

Indebtedness of Management

No director or executive officer or nominee for director, or any member of the immediate family of such has been indebted to the Company during the past year.

Officer and Director Legal Proceedings

There are no legal proceedings involving officers or directors of the Company.

Indemnification

The Company’s Bylaws address indemnification of Directors and Officers. Washington Law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. The Company’s Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

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

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance. Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each NEO based upon available compensation data. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that our executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations. During 2015 we intend to expand the elements of our executive compensation program to include the following:

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

Annual Bonus:  In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established by the Compensation Committee prior to or at the beginning of each fiscal year. The Compensation Committees objectives for 2014 were based upon positive cash flow for the Company. The executive bonus pool for 2014 is calculated by taking EBITDA-D, less a floor, multiplied by 35%. This pool is then distributed to the executive officers based upon their position.

Equity and Other Compensation:  We offer $20,000 of Company paid life insurance to most employees, including officers. We also offer stock options and common share grants to employees under our 2008 Employee Stock Incentive Plan and the Employee Stock Purchase Plan.

Role of Executive Officers in Executive Compensation

The Compensation Committee is charged with reviewing executive compensation and making recommendations to the Board of Directors based upon their review and analysis. None of our executive officers currently serve as a member of the compensation committee of any entity that has one or more executive officers serving as an independent director on our Board of Directors or Compensation Committee.

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 26, 2014, and December 27, 2013 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensa-tion	All other compensa-tion	Total
Frederick Sandford (1)	2014	$203,379	$387,774	$-	$113,259	$-	$-	$704,412
Chief Executive Officer and Director	2013	141,430	357,882	-	240,670	-	32,232	772,214
Jeff Wilson (2)	2014	63,187	159,957	67,000	247,230	-	-	537,374
Chief Financial Officer and Director	2013	-	-	-	-	-	-	-
Ron Junck	2014	185,000	193,887	-	-	-	-	378,887
Executive Vice President, General Counsel and a former Director	2013	185,000	178,941	-	-	-	-	363,941
Ralph E. Peterson	2014	25,000	-	14,600	14,470	-	-	54,070
Former Principal Accounting Officer and Former Director	2013	-	-	-	-	-	-	-
Glenn Welstad (3)	2014	-	-	-	-	-	-	-
Former Director and Former Chief Executive Officer	2013	38,227	-	-	-	-	-	38,227
Todd Welstad (4)	2014	-	-	-	-	-	-	-
Former Director and Former Chief Information Officer	2013	135,192	-	-	-	-	-	135,192
Dan Jackson (5)	2014	-	-	-	-	-	-	-
Former Chief Financial Officer	2013	120,961	-	-	-	-	11,632	132,593

(1)
Frederick Sandford was appointed Chief Executive officer on February 22, 2013. His 2014 annual salary is $235,000, effective July 1, 2014. Prior to that, his annual salary was $175,000. Other compensation paid to Mr. Sandford relates to commuting and housing expenses paid on his behalf.

(2)
Jeff Wilson was appointed Chief Financial Officer on September 2, 2014. His 2014 annual salary is $200,000. Mr. Wilson was also granted 100,000 common shares valued at $67,000 that vest over four years.

(3)	Glenn Welstad resigned effective February 19, 2013. His 2013 annual salary was $200,000.
(4)	Todd Welstad was terminated effective July 11, 2013. His 2013 annual salary was $185,000.
(5)	Dan Jackson resigned effective May 17, 2013. His 2013 annual salary was $185,000. Other compensation paid to Mr. Jackson relates to commuting expenses paid on his behalf.

		Option awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Frederick Sandford (1)	2/22/2013	750,000	750,000	$0.20	2/21/2023
	10/31/2014	-	300,000	0.67	10/30/2021
Jeff Wilson	9/2/2014	-	500,000	0.41	9/1/2021
	12/11/2014	-	60,000	0.73	12/10/2021
Ron Junck	5/6/2010	250,000	-	0.17	5/5/2015
Ralph E. Peterson	5/10/2012	-	40,000	0.41	5/9/2013
	5/6/2010	250,000	-	0.17	5/5/2015

(1)	Includes options vested as of February 22, 2015

Option Exercises

During our fiscal year ended December 26, 2014, one of our directors exercised options for 105,000 shares of our common stock.

We do not currently have a Long-Term Incentive Plan.

Summary of Executive Employment Agreements

We have an Employment Agreement with our  Chief Executive Officer and President and our Chief Financial Officer. On February 22, 2013, we entered into an Employment Agreement with Frederick Sandford (the “CEO Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $175,000 (adjusted to $235,000 in 2014), with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) We will make an initial grant of unvested options to acquire 1,500,000 shares of common stock. The options will vest in four equal annual installments of 375,000 options, effective beginning on the Vesting Commencement Date as set forth in the Notice of Stock Option Award. (iv) If there is a change in control (as defined in the Agreement), Mr. Sandford will continue to receive his Base Salary and Annual Bonus for 24 months after termination, together with vesting of all options granted pursuant to the Agreement. In the event of termination without cause (as defined in the CEO Agreement), Mr. Sandford would continue to receive his Base Salary for the longer of: 18 months following termination or the remainder of the then current CEO Agreement. (v) Noncompetition and confidentiality provisions are applicable under the CEO Agreement. (vi) The effective date of the CEO Agreement is February 22, 2013 and continues for two years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

On September 2, 2014, we entered into an Employment Agreement with Jeff Wilson (the “CFO Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $200,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) We will make an initial grant of unvested options to acquire 500,000 shares of common stock. The options will vest in four equal annual installments of 125,000 options, effective beginning on the Vesting Commencement Date as set forth in the Notice of Stock Option Award. (iv) We will grant 100,000 shares of restricted stock.  The stock will vest in four equal annual installments of 25,000 shares each, effective beginning on September 2, 2015 and an additional 100,000 shares of restricted stock that will vest only if the company’s stock achieves certain performance milestones. (v) If there is a change in control (as defined in the CFO Agreement), Mr. Wilson will continue to receive his Base Salary and Annual Bonus for 12 months after termination, together with vesting of all options granted pursuant to the Agreement. In the event of termination without cause (as defined in the Agreement), Mr. Wilson would continue to receive his Base Salary for the longer of: 12 months following termination or the remainder of the then current Agreement. (vi) Noncompetition and confidentiality provisions are applicable under the CFO Agreement. (vii) The effective date of the CFO Agreement is September 2, 2014 and continues for one year unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

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

Payments upon Termination and Change in Control

The following is a summary setting forth potential severance payments and benefits provided for Frederick J. Sandford and Jeff Wilson, the only named executive officers with a written employment agreement.

Frederick J. Sandford, President and Chief Executive Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)	Disability (4)
Base Salary	$352,500	$470,000	$117,500	$117,500
Bonus (1)	352,500	470,000	-	-
Total	$705,000	$940,000	$117,500	$117,500

(1) For purposes of this table, the annual bonus amount is assumed to be equal to 100% of base salary.
(2) Includes base salary and bonus for 18 months.
(3) Includes base salary and bonus for 24 months.
(4) Includes base salary for six months.

Jeff Wilson, Principal Accounting Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)
Base Salary	$200,000	$200,000	$100,000
Bonus (1)	129,250	129,250	-
TOTAL	$329,250	$329,250	$100,000

(1) For purposes of this table, the bonus amount is assumed to be equal to 55% of the President and CEO’s annual bonus stated above.
(2) Includes base salary and bonus for 12 months.
(3) Includes base salary and bonus for 12 months.
(4) Includes base salary for six months.

Payments Made Upon Any Termination

Regardless of the manner in which a named executive officer’s employment terminates, the executive is entitled to receive amounts earned during his term of employment. Such amounts include: earned but unpaid salary through the date of termination; non-equity incentive compensation earned and payable prior to the date of termination; option grants received which have already vested and are exercisable prior to the date of termination (subject to the terms of the applicable option agreements) and unused vacation pay.

Payments Made Upon Involuntary Termination Without Cause

As a result of employment agreements entered into with the named executive officers, in the event that a named executive officer’s employment is involuntarily terminated without cause, the executive would receive, in addition to the items identified under the heading “Payments Made Upon Any Termination” above:

In the case of Mr. Sandford, he will continue to receive his base salary and maximum base bonus for the remainder of the then-current term.  In the case of Mr. Wilson, he will continue to receive his base salary and bonus for one year from termination.

Payments Made Upon a Change in Control

Mr. Sandford’s  and Mr. Wilson’s employment agreements, along with the Stock Award Plan, contains change in control provisions. The benefits, in addition to the items listed under the heading “Payments Made Upon Any Termination” above, include:

In the case of Mr. Sandford, he will continue to receive his base salary and bonus for 24 months.  In the case of Mr. Wilson, he will continue to receive his base salary and bonus for 12 months.

Payments Made Upon Death or Permanent Disability

In the event of the death or permanent disability of a named executive officer, the executive would receive, in addition to the items listed under the heading “Payments Made Upon Any Termination” above:

In the case of Mr. Sandford and Mr. Wilson, his personal representative or estate will continue to receive the executive's base salary during the six-month period following the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 65,632,868 shares of common stock issued and outstanding as of December 26, 2014.

Security Ownership of Non-Management Owners

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Glenn Welstad (3)	Common Stock	4,957,030	7.6%
Jerry Smith (4)	Common Stock	5,073,412	7.7%
Merle Rydesky (5)	Common Stock	7,235,000	11.0%

(1)	The address of the non-management owners is: care of Command Center, Inc., 3901 N. Schreiber Way, Coeur d’Alene, ID 83815.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 3, 2015.

(3)	The number of shares comprising Mr. Welstad’s beneficial ownership is based upon the best information available to the Company as of March 2, 2015.
(4)	The number of shares comprising Mr. Smith’s beneficial ownership is based upon the best information available to the Company as of March 2, 2015.
(5)	The number of shares comprising Dr. Rydesky’s beneficial ownership is based upon the written representations of his legal counsel.

Security Ownership of Management

Name and Address of Beneficial Owner (1)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Frederick Sandford (3)	Common Stock	890,000	1.4%
Jeff Wilson (4)	Common Stock	147,500	0.2%
Ronald Junck (5)	Common Stock	1,519,253	2.3%
Ralph E. Peterson (6)	Common Stock	760,000	1.2%
John Schneller (7)	Common Stock	305,000	0.5%
J.D. Smith (8)	Common Stock	232,250	0.4%
John Stewart (9)	Common Stock	71,250	0.1%
All Officers and Directors as a Group	Common Stock	3,925,253	6.0%

(1)	The address of the NEOs and Directors is: care of Command Center, Inc., 3901 N. Schreiber Way, Coeur d’Alene, ID 83815.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 3, 2015.

(3)	Includes 140,000 shares held outright and options to purchase 750,000 shares.
(4)	Includes 80,000 shares held outright and options to purchase 67,500 shares.
(5)	Includes 1,162,176 shares held outright, 107,077 shares held indirectly, and options to purchase 250,000 shares.
(6)	Includes 480,000 shares held outright and options to purchase 280,000 shares.
(7)	Includes 275,000 shares held outright and options to purchase 30,000 shares.
(8)	Includes 196,000 shares held outright and options to purchase 36,250 shares.
(9)	Includes 40,000 shares held outright and options to purchase 31,250 shares.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Employee Stock Incentive Plan and the Employee Stock Purchase Plan.

Securities authorized for issuance under equity compensation plans.

We currently have two equity compensation plans, namely the Command Center, Inc. 2008 Employee Stock Incentive Plan, and the Command Center, Inc.  2008 Employee Stock Purchase Plan, which have been approved by shareholders.  The following table provides information as of December 26, 2014 regarding our existing compensation plans and arrangements:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	5,151,000	$0.43	815,000
Equity compensation plans approved by security holders (2)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	5,151,500	0.43	1,815,000

(1)
Consists of 6,400,000 shares issuable under the Command Center, Inc. 2008 Employee Stock Incentive Plan. This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009.

(2)
Consists of 1,000,000 shares issuable under the Command Center, Inc. 2008 Employee Stock Purchase Plan.  This Plan was adopted by our Board of Directors on October 24, 2008 and approved by our stockholders at the 2009 Annual Meeting of Stockholders on January 20, 2009.  No shares have been issued under this Plan.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material or significant Related Party Transactions during 2014.

None of our executive officers serve as a member of the board of directors or compensation committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee, nor any of their family members, has ever been one of our employees.

Our Audit Committee reviews and reports to our Board of Directors on any Related Party Transaction. From time to time, the independent members of our Board of Directors also may form an ad hoc committee to consider transactions and agreements in which a director or executive officer of Command Center has a material interest. In considering related party transactions, the members of our Audit Committee are guided by their fiduciary duties to our shareholders

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected PMB Helin Donovan as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ending December 26, 2014 and December 27, 2013.

The following table summarizes the fees that PMB Helin Donovan charged us for the listed services during 2014 and 2013:

Type of fee:	2014	2013
Audit fees (1)	$99,500	$107,000
Audit related fees (2)	-	-
Tax fees (3)	24,600	25,840
All other fees (4)	-	2,500
Total	$124,100	$135,340

(1)
Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s consolidated financial statements and reviews of our quarterly consolidated financial statements.

(2)
Audit-related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards, and not reported under “Audit fees.”

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

PART IV

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

(3)	The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation1
3.2	Amendment to the Articles of Incorporation2.
3.3	Amendment to the Articles of Incorporation3
3.4	Bylaws4
3.5	Amendment to Bylaws5
4.5	Form of Common Stock Share Certificate6
4.6	Form of Warrant to Purchase Common Stock 7
10.3	Employment Agreement with Frederick Sandford 8
10.4	Employment Agreement with Jeff Wilson 9
10.9	2008 Employee Stock Incentive Plan10
10.10	Command Center, Inc. 2008 Employee Stock Purchase Plan11
23.1	Consent of PMB Helin Donovan, LLP
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Accounting Officer-Section 906 Certification
101.INS(1)	XBRL Instance Document
101.SCH(1)	XBRL Taxonomy Extension Schema Document
101.CAL(1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF(1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB(1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE(1)	XBRL Taxonomy Extension Presentation Linkbase Document

(1)
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

1  Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.

2 Incorporated by reference to  Exhibit 3.1 to Form 8-K, as filed November 16, 2005

3 Incorporated by reference to  Exhibit 3.3 to Form S-1, as filed January 14, 2008

4 Incorporated by reference to  Exhibit 3(b) to Form SB-2, as filed May 7, 2001

5 Incorporated by reference to Exhibit 3.2 to Form 8-K as filed November 16, 2005.

6 Incorporated by reference to Exhibit 4.5 to Form S-1 as filed January 14,2008

7Incorporated by reference to Exhibit 4.1 to Form 8-K as filed April 6, 2010

8 Incorporated by reference to Exhibit 10.6 to Form 8-K as filed February 28, 2013.

9 Incorporated by reference to Exhibit 10.1 to Form 8-K as filed September 4, 2014.

10 Incorporated by reference to  Exhibit 99.1 to Form Def 14A, as filed December 15 ,2008

11 Incorporated by reference to  Exhibit 99.2 to Form Def 14A as filed December 16, 2008

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.
Signature	Title	Date

/s/ Frederick Sandford	Principal Executive Officer	March 3, 2015
Frederick Sandford

/s/ Jeff Wilson	Principal Accounting Officer	March 3, 2015
Jeff Wilson

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Stewart	Director	March 3, 2015
John Stewart

/s/ Jeff Wilson	Director	March 3, 2015
Jeff Wilson

/s/ Frederick Sandford	Director	March 3, 2015
Frederick Sandford

/s/ John Schneller	Director	March 3, 2015
John Schneller

/s/ JD Smith	Director	March 3, 2015
JD Smith