Form 10-Q
period 2015-03-27
Command Center, Inc.
filed 2015-05-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 27, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3901 N. Schreiber Way, Coeur d’Alene, ID	83815
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at May 8, 2015:  65,943,840

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 27, 2015	December 26, 2014
ASSETS	(unaudited)
Current Assets
Cash	$7,945,397	$8,600,249
Restricted cash	43,197	-
Accounts receivable, net of allowance for doubtful accounts	8,472,174	9,029,347
Prepaid expenses, deposits and other	174,600	260,242
Prepaid workers' compensation	680,482	581,355
Other receivables	2,106	7,949
Current portion of deferred tax asset	1,250,000	1,760,000
Current portion of workers' compensation deposits	980,000	1,114,000
Total Current Assets	19,547,956	21,353,142
Property and equipment - net	426,310	430,987
Deferred tax asset, less current portion	2,648,000	2,126,000
Workers' compensation risk pool deposits, less current portion	1,926,069	1,790,633
Goodwill	2,500,000	2,500,000
Total Assets	$27,048,335	$28,200,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$414,078	$546,247
Checks issued and payable	408,854	255,532
Account purchase agreement facility	1,970,108	2,900,104
Other current liabilities	507,192	249,445
Accrued wages and benefits	1,164,376	1,665,697
Current portion of workers' compensation premiums and claims liability	1,124,948	1,305,248
Total Current Liabilities	5,589,556	6,922,273
Long-Term Liabilities
Workers' compensation claims liability, less current portion	2,609,543	2,514,302
Total Liabilities	8,199,099	9,436,575
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 99,511,972 and 1,000,000,000 shares, $0.001 par value, authorized, respectively; 65,943,840 and 65,632,868 shares issued and outstanding, respectively	65,944	65,633
Additional paid-in capital	58,590,011	58,318,396
Accumulated deficit	(39,806,719)	(39,619,842)
Total Stockholders' Equity	18,849,236	18,764,187
Total Liabilities and Stockholders' Equity	$27,048,335	$28,200,762

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Revenue	$18,978,825	$18,458,178
Cost of staffing services	13,610,288	13,580,173
Gross profit	5,368,547	4,878,005
Selling, general and administrative expenses	5,136,066	4,217,207
Depreciation and amortization	42,992	64,841
Income from operations	189,479	595,957
Interest expense and other financing expenses	(41,250)	(53,129)
Net income before income taxes	148,229	542,828
Provision for income taxes	(66,691)	(32,119)
Net income	$81,538	$510,709

Earnings per share:
Basic	$0.00	$0.01
Diluted	$0.00	$0.01

Weighted average shares outstanding:
Basic	65,746,275	59,711,242
Diluted	67,005,044	61,584,038

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
Cash flows from operating activities
Net income	$81,538	$510,709
Adjustments to reconcile net (loss) income to net cash provided by operations:
Depreciation and amortization	42,992	64,841
Change in allowance for doubtful accounts	9,277	(8,618)
Change in fair value of derivative liabilities	-	(87)
Stock based compensation	163,061	16,809
Common stock issued for services	73,000	-
Deferred tax asset	(12,000)	-
Loss on disposition of property and equipment	-	11,698
Changes in assets and liabilities:
Accounts receivable - trade	547,896	1,913,133
Restricted cash	(43,197)	(4,143)
Prepaid workers' compensation	(99,127)	(125,448)
Other receivables	5,843	(15,881)
Prepaid expenses, deposits and other	85,642	162,731
Workers' compensation risk pool deposits	(1,436)	102,965
Accounts payable	(132,169)	(179,878)
Checks issued and payable	153,322	155,860
Other current liabilities	257,747	(150,373)
Accrued wages and benefits	(501,321)	(476,871)
Workers' compensation premiums and claims liability	(85,059)	102,629
Net cash provided by operating activities	546,009	2,080,076
Cash flows from investing activities
Purchase of property and equipment	(38,315)	(30,096)
Net cash used by investing activities	(38,315)	(30,096)
Cash flows from financing activities
Net repayments to account purchase agreement facility	(929,996)	(2,104,470)
Proceeds from the conversion of stock options	3,400	-
Retirement of treasury stock	(235,950)	-
Net cash used by financing activities	(1,162,546)	(2,104,470)
Net decrease in cash	(654,852)	(54,490)
Cash, beginning of period	8,600,249	5,820,309
Cash, end of period	$7,945,397	$5,765,819
Non-cash investing and financing activities
Common stock issued for services	$73,000	$-
Cashless exercise of stock options	$42,500	$-
Supplemental disclosure of cash flow information
Interest paid	$7,557	$22,219
Income taxes paid	$81,091	$124,931

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 26, 2014. The results of operations for the thirteen weeks ended March 27, 2015 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation:  The consolidated condensed financial statements include the accounts of Command and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or loss, or accumulated deficit, as previously reported.

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 27, 2015 and December 26, 2014, we held deposits in excess of FDIC insured limits of approximately $7.4 million and $8.3 million, respectively.

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended March 27, 2015, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at March 27, 2015 and March 28, 2014 were 5,106,000 and 7,111,000, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	March 27, 2015	March 28, 2014
Weighted average number of common shares used in basic net income per common share	65,746,275	59,711,242
Dilutive effects of outstanding stock options	1,258,769	584,670
Dilutive effects of contingent shares to be issued	-	1,288,126
Weighted average number of common shares used in diluted net income per common share	67,005,044	61,584,038

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at March 27, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at March 27, 2015 were approximately $2.0 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At March 27, 2015, the effective interest rate was 3.2%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At March 27, 2015, we had an outstanding letter of credit in the amount of $3.6 million issued under this agreement which we used as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At March 27, 2015, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit under our account purchase agreement.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At March 27, 2015 and December 26, 2014, we had cash collateral deposits of approximately $2.9 million. With the addition of the $3.6 million letter of credit in April 2014, our cash and non-cash collateral totaled approximately $6.5 million at March 27, 2015.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $330,000 and $807,000 for the thirteen week periods ended March 27, 2015 and March 28, 2014, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock:  In December 2014, we issued 100,000 shares of common stock valued at $73,000 to members of our Board of Directors as partial payment for their services.

Stock Warrants: The following warrants for our common stock were issued and outstanding at March 27, 2015 and December 26, 2014, respectively:

	March 27, 2015	December 26, 2014
Warrants outstanding at beginning of period	1,375,000	5,575,000
Exercised	-	(4,200,000)
Warrants outstanding at end of period	1,375,000	1,375,000

All of the warrants outstanding at March 27, 2015 have an exercise price of $1.00 and expired, unexercised, on April 15, 2015.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan permits the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,256,250 and 1,536,000 options vested at March 27, 2015 and March 28, 2014, respectively.

The following table summarizes our stock options outstanding at December 26, 2014 and changes during the period ended March 27, 2015:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 26, 2014	4,276,500	$0.38	$0.25
Granted	300,000	0.70	0.31
Forfeited	(4,375)	0.41	0.33
Expired	(30,125)	0.23	0.20
Exercised	(699,000)	0.17	0.15
Outstanding, March 27, 2015	3,843,000	0.44	0.28

The following table summarizes our non-vested stock options outstanding at December 26, 2014, and changes during the period ended March 27, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 26, 2014	2,666,125	$0.46	$0.28
Granted	300,000	0.70	0.31
Vested	(375,000)	0.20	0.16
Forfeited	(4,375)	0.41	0.33
Non-vested, March 27, 2015	2,586,750	0.53	0.30

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at March 27, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,843,000	$0.44	3.80	$2,218,778
Exercisable	1,256,250	0.27	2.43	566,318

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $163,000 and $17,000 for the periods ended March 27, 2015 and March 28, 2014, respectively. At March 27, 2015, there was unrecognized share-based compensation expense totaling approximately $1.0 million relating to non-vested options that will be recognized over the next 4.0 years.

Stock Repurchase:  The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for a gross purchase price of $308,880, of which $235,950 was settled with cash, net of $72,930 exercise price of the options. These shares were retired.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 26, 2015.

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

NOTE 8 – SUBSEQUENT EVENTS

Workers’ Compensation Insurance:  On April 1, 2015, we renewed our workers’ compensation policy with ACE in all states in which we operate other than Washington and North Dakota. The ACE insurance policy continues to be a large deductible policy where we have primary responsibility for all claims. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Per our contractual agreements with ACE, we increased the amount of the collateral deposit we provide by $2.1 million to a total of $5.7 million, which is accomplished through a letter of credit. The letter of credit is secured by our account purchase agreement and will reduce the amount of cash we can draw under our account purchase agreement in future periods.

Share Repurchase Program:  In April, 2015, the Board of Directors authorized a stock repurchase program for the purpose of repurchasing up to $5.0 million of our common stock over the next three years. The shares authorized to be repurchased under the repurchase program may be purchased from time to time at prevailing market prices, through open market or negotiated private transactions, depending upon market conditions. The repurchase program will be funded using our working capital. There is no guarantee as to the exact number of shares that we will repurchase, and we may discontinue repurchases at any time that management determines additional repurchases are not warranted.

Corporate Relocation: Subsequent to the end of the quarter we entered a 65 month lease agreement to relocate the corporate headquarters from Coeur d’Alene, Idaho to Denver, Colorado.  We anticipate the new office being operational in August of this year, with the current office closing in September.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 26, 2014 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

Command Center, Inc. (“Command,” the “Company,” “we,” “us,” and “our”) is a staffing company operating primarily in the manual labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. All of our temporary workers (our “Field Team Members” or “FTMs”) are employed by us. Most of our work assignments are short term, and many are filled on little notice from our customers. In addition to short and longer term temporary work assignments, we recruit and place workers in temp-to-hire positions.

At March 27, 2015, we owned and operated 57 on-demand labor stores in 22 states.

Results of Operations

The following table reflects operating results for the thirteen week period ended March 27, 2015 compared to the thirteen week period ended March 28, 2014 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended
	March 27, 2015		March 28, 2014
Total Operating Revenue	$18,979		$18,458
Cost of Staffing Services	13,610	71.7%	13,580	73.6%
Gross profit	5,369	28.3%	4,878	26.4%
Selling, general and administrative expenses	5,136	27.1%	4,217	22.8%
Depreciation and amortization	43	0.2%	65	0.4%
Income from operations	189	1.0%	596	3.2%
Interest expense and other financing expense	(41)	-0.2%	(53)	-0.3%
Impairment of goodwill	-	0.0%	-	0.0%
Net income before income taxes	148	0.8%	543	2.9%
Provision for income taxes	(67)	-0.4%	(32)	-0.2%
Net income	$82	0.4%	$511	2.8%
Non-GAAP Data
EBITDA	$396	2.1%	$678	3.7%

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation (EBITDA) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and non-cash compensation. We utilize EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe it is a complement to net income and other financial performance measures. EBITDA is not intended to represent net income as defined by U.S. generally accepted accounting principles (“GAAP”), and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

We use EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, and non-cash compensation bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding stock based compensation, EBITDA provides a basis for measuring the financial performance of our operations. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business. However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt, nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended
	March 27, 2015	March 28, 2014
EBITDA	$396	$678
Interest expense and other financing expense	(41)	(53)
Depreciation and amortization	(43)	(65)
Provision for income taxes	(67)	(32)
Non-cash compensation	(163)	(17)
Net income	$82	$511

Thirteen Weeks Ended March 27, 2015

Summary of Operations:  Revenue for the thirteen weeks ended March 27, 2015 was $19.0 million, an increase of approximately $521,000, or 2.8%, when compared to the first quarter of 2014. This increase primarily resulted from the opening of five new branches over the past nine months, with same store sales flat in the first quarter of 2015.

Our branches serve a wide variety of clients and industries across 22 states.  Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy.  One of our goals is to increase the diversity of clients and industries we service at both the branch and the company level.  We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

During the first quarter of 2015, our revenue from branches located in the Bakken region were down 17.1% from 2014.  This decline was due to decreased demand for temporary staffing services in this oil producing region, but was offset by revenue growth from our other established branches.

Cost of Staffing Services:  Cost of staffing services was 71.7% and 73.6% of revenue for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively. Cost of staffing services decreased primarily due to an reduction in our workers’ compensation claims liability. This was offset by a relative increase in paid temporary workers wages and related payroll taxes primarily in the Bakken region. As the general economic conditions in the Bakken region have slowed, the margins on temporary staffing services have declined. In other regions we continue to improve gross margins and profitability on the assignments we undertake.

Workers' compensation expense was 1.7% and 4.4% of revenue for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively. This decrease is attributable to more effective claims management and increased control over job selection. In addition, we have taken steps to reduce our accident claims through enhanced safety training and education, and clearer guidelines on the work our employees perform in order to reduce our workers’ compensation claims.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 27.1% and 22.8% of revenue for the thirteen weeks ended March 27, 2015 and March 28, 2014, respectively. We continue to aggressively manage our SG&A costs.  The increase in SG&A is a result of increased hiring and training of employees to support future planned growth.  In addition, we expanded our equity based compensation program to include all regular employees.  We believe these programs will enhance job performance and employee retention leading to increased profitability.

Liquidity and Capital Resources

Cash provided by operating activities totaled approximately $546,000 during the thirteen weeks ended March 27, 2015, as compared to approximately $2.1 million in 2014. The significant changes in working capital include approximately a $548,000 decrease in gross accounts receivable during the period ended March 27, 2015 compared to a $1.9 million decrease in 2014, and approximately a $501,000 decrease in accrued wages and benefits during the period ended March 27, 2015 compared to a $477,000 decrease in 2014. Historically the first quarter is the lowest revenue quarter in the staffing industry resulting in a decline in account receivable balances.

Cash used by investing activities totaled approximately $38,000 for the period ended March 27, 2015 compared to $30,000 in 2014. In both periods cash was used to purchase additional property and equipment.

Cash used by financing activities totaled approximately $1.2 million and approximately $2.1 million during the first quarter of 2015 and 2014, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. In 2015 we also retired approximately $236,000 in treasury stock.

Accounts Receivable: At March 27, 2015 we had total current assets of approximately $19.6 million. Included in current assets are trade accounts receivable of approximately $8.5 million (net of allowance for bad debts of approximately $560,000). Weighted average aging on our trade accounts receivable at March 27, 2015 was 31 days. Bad debt expense was approximately $71,000 for the thirteen weeks ended March 27, 2015 compared to approximately $69,000 during the same time period in 2014.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at March 27, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at March 27, 2015 were approximately $2.0 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At March 27, 2015, the effective interest rate was 3.2%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under this agreement in the amount of $3.6 million which reduces the amount of funds otherwise made available to us under this agreement.

Stock Repurchase: The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for a gross purchase price of $308,880, of which $235,950 was settled with cash, net of $72,930 exercise price of the options. These shares were retired.

Workers’ Compensation:  Our workers’ compensation carrier is ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible policy, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $3.6 million, which is accomplished through a letter of credit under our account purchase agreement.

On April 1, 2015, we renewed our workers’ compensation policy with ACE under the same terms. Per our contractual agreements with ACE, we increased the amount of collateral deposit we provide by $2.1 million to a total of $5.7 million which is accomplished through a letter of credit. The letter of credit is secured by our account purchase agreement and will reduce the amount of cash we can draw under our account purchase agreement in future periods.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report and, based on this evaluation, our principal executive officer and principal financial officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 26, 2014.

Item 1A. Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 26, 2014 filed with the Securities and Exchange Commission on March 4, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	May 11, 2015
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Principal Accounting Officer	Jeff Wilson	May 11, 2015
Signature	Title	Printed Name	Date