Form 10-Q
period 2015-06-30
Command Center, Inc.
filed 2015-08-10
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at August 7, 2015:  65,622,527

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 26, 2015	December 26, 2014
ASSETS	(unaudited)
Current Assets
Cash	$5,151,188	$8,600,249
Restricted cash	8,951	-
Accounts receivable, net of allowance for doubtful accounts	10,251,718	9,029,347
Prepaid expenses, deposits and other	526,578	260,242
Prepaid workers' compensation	1,096,541	581,355
Other receivables	8,162	7,949
Current portion of deferred tax asset	910,000	1,760,000
Current portion of workers' compensation deposits	980,000	1,114,000
Total Current Assets	18,933,138	21,353,142
Property and equipment – net	383,739	430,987
Deferred tax asset, less current portion	2,689,000	2,126,000
Workers' compensation risk pool deposit, less current portion	1,702,241	1,790,633
Goodwill	2,500,000	2,500,000
Total Assets	$26,208,118	$28,200,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$335,975	$546,247
Checks issued and payable	438,912	255,532
Account purchase agreement facility	1,239,921	2,900,104
Other current liabilities	267,943	249,445
Accrued wages and benefits	1,133,892	1,665,697
Current portion of workers' compensation premiums and claims liability	1,141,062	1,305,248
Total Current Liabilities	4,557,705	6,922,273
Long-Term Liabilities
Workers' compensation claims liability, less current portion	2,351,924	2,514,302
Total Liabilities	6,909,629	9,436,575
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
65,622,527 and 65,632,868 shares issued and outstanding, respectively	65,622	65,633
Additional paid-in capital	58,509,445	58,318,396
Accumulated deficit	(39,276,578)	(39,619,842)
Total Stockholders' Equity	19,298,489	18,764,187
Total Liabilities and Stockholders' Equity	$26,208,118	$28,200,762

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
Revenue	$22,804,235	$21,662,164	$41,783,060	$40,120,343
Cost of staffing services	16,615,458	15,824,305	30,225,746	29,404,480
Gross profit	6,188,777	5,837,859	11,557,314	10,715,863
Selling, general and administrative expenses	5,212,940	4,132,511	10,349,006	8,349,218
Depreciation and amortization	43,224	68,964	86,216	133,805
Income from operations	932,613	1,636,384	1,122,092	2,232,840
Interest expense and other financing expense	(71,685)	(110,139)	(112,935)	(163,267)
Net income before income taxes	860,928	1,526,245	1,009,157	2,069,573
Provision for income taxes	(330,787)	(30,188)	(397,478)	(62,807)
Net income	$530,141	$1,496,057	$611,679	$2,006,766

Earnings per share:
Basic	$0.01	$0.02	$0.01	$0.03
Diluted	$0.01	$0.02	$0.01	$0.03

Weighted average shares outstanding:
Basic	65,922,974	64,770,184	65,834,624	62,240,713
Diluted	67,270,422	66,167,519	67,159,337	63,668,689

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014
Cash flows from operating activities
Net income	$611,679	$2,006,766
Adjustments to reconcile net income to net cash (used) provided by operations:
Depreciation and amortization	86,216	133,806
Change in allowance for doubtful accounts	94,621	76,769
Change in fair value of derivative liabilities	-	(87)
Stock based compensation	325,490	85,664
Common stock issued for services	73,000	-
Reserve on note receivable	175,000	-
Deferred tax asset	287,000	-
Changes in assets and liabilities:
Accounts receivable – trade	(1,316,992)	1,081,801
Restricted cash	(8,951)	6,422
Prepaid workers' compensation	(515,185)	(788,012)
Other receivables	(213)	7,293
Prepaid expenses, deposits and other	(266,336)	(96,927)
Loss on disposition of property and equipment	(2,271)	11,698
Workers' compensation risk pool deposits	222,392	(35,638)
Accounts payable	(210,272)	(60,343)
Checks issued and payable	183,380	475,411
Other current liabilities	18,498	38,978
Accrued wages and benefits	(531,804)	(567,329)
Workers' compensation premiums and claims liability	(326,565)	(395,493)
Net cash (used) provided by operating activities	(1,101,313)	1,980,779
Cash flows from investing activities
Purchase of property and equipment	(39,197)	(215,900)
Purchase of note receivable	(175,000)	-
Proceeds from the sale of property and equipment	2,500	-
Net cash used by investing activities	(211,697)	(215,900)
Cash flows from financing activities
Net repayment of account purchase agreement facility	(1,660,182)	(5,175,363)
Purchase of treasury stock	(252,158)	-
Proceeds from the conversion of stock options	12,240	9,335
Proceeds from the exercise of common stock warrants	-	336,000
Retirement of treasury stock	(235,950)	-
Net cash used by financing activities	(2,136,050)	(4,830,028)
Net decrease in cash	(3,449,060)	(3,065,149)
Cash, beginning of period	8,600,249	5,820,309
Cash, end of period	$5,151,188	$2,755,160
Non-cash investing and financing activities
Common stock issued for services	$73,000	$-
Cashless exercise of stock options	$42,500	$-
Supplemental disclosure of cash flow information
Interest paid	$30,594	$92,669
Income taxes paid	$103,878	$155,431

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 26, 2014. The results of operations for the twenty-six weeks ended June 26, 2015 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation:  The consolidated condensed financial statements include the accounts of Command and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reclassifications:  Certain financial statement amounts for the prior period have been reclassified to conform to the current period presentation. These reclassifications had no effect on the net income or accumulated deficit as previously reported.

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 26, 2015 and December 26, 2014, we held deposits in excess of FDIC insured limits of approximately $4.7 million and $8.3 million, respectively.

Concentrations:  At June 26, 2015 and June 27, 2014, 14.9% and 12.5%, respectively, of our accounts receivable balance was from a single customer.

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended June 26, 2015, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 26, 2015 and June 27, 2014 were 3,687,500 and 5,085,000, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June26, 2015	June27, 2014	June26, 2015	June27, 2014
Weighted average number of common shares used in basic net income per common share	65,922,974	64,770,184	65,834,624	62,240,713
Dilutive effects of stock options	1,347,448	1,397,335	1,324,713	1,427,976
Weighted average number of common shares used in diluted net income per common share	67,270,422	66,167,519	67,159,337	63,668,689

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at June 26, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at June 26, 2015 were approximately $1.2 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At June 26, 2015, the effective interest rate was 3.2%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At June 26, 2015, we had an outstanding letter of credit in the amount of $5.7 million issued under this agreement which we use as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 26, 2015, we were in compliance with this covenant.

NOTE 4 – NOTE RECEIVABLE

On May 22, 2015, we purchased a 10% Original Issue Discount Convertible Note originally issued by Labor Smart, Inc., a Nevada corporation, to Gemini Master Fund, Ltd., a Cayman Islands corporation (the “Note”). The Note was issued by Labor Smart on March 27, 2014 in the principal amount of $220,000, bearing a 10% annual interest rate and with a maturity date of January 1, 2015. We purchased this note for $175,000.

At the option of the Holder, the Note, together with any unpaid accrued interest, is convertible into shares of common stock of Labor Smart at a variable conversion price calculated at 65% of the market price based on the average of the lowest volume weighted average price during the twenty trading day period ending prior to the Conversion Date.

On May 26, 2015, we provided to Labor Smart a notice of default and demand for payment of $305,429 under the terms of the Note. We have filed suit in New York to collect all unpaid principal, interest, penalties and collection costs. We plan to pursue all means available to collect amounts due under the Note.

At the present time, we do not own any shares of stock of Labor Smart, Inc. and have no present intent to convert all or any part of the amount due under the Note to common stock of Labor Smart.

We also provided a non-binding letter of intent to Labor Smart, proposing to purchase substantially all of the assets of Labor Smart under a Section 363 bankruptcy process.

Based on its most recent financial statements available, there is substantial reason to doubt the ability of Labor Smart to pay back the note.  In its most recent Form 10-Q filed on May 18, 2015, Labor Smart has reported negative working capital of approximately $4.4 million, an accumulated deficit of approximately $9.8 million, and first quarter net loss of approximately $1.5 million.  Based on Labor Smart’s financial condition we have concluded that it is not probable the note will be repaid and we have reduced the carrying value of the note to zero.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our account purchase agreement.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At June 26, 2015 and December 26, 2014, we had cash collateral deposits of approximately $2.7 million and $2.9 million, respectively. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.4 million at June 26, 2015.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $972,000 and $1.7 million for the twenty-six week periods ended June 26, 2015 and June 27, 2014, respectively.

NOTE 6 – STOCKHOLDERS EQUITY

Issuance of Common Stock:  In the first quarter of 2015, we issued 100,000 shares of common stock valued at $73,000 to members of our Board of Directors as partial payment for their services.

Stock Warrants: The following warrants for our common stock were issued and outstanding at June 26, 2015 and December 26, 2014, respectively:

	June 26, 2015	December 26, 2014
Warrants outstanding at beginning of period	1,375,000	5,575,000
Expired	(1,375,000)	-
Exercised	-	(4,200,000)
Warrants outstanding at end of period	-	1,375,000

All of the warrants outstanding at December 26, 2014 had an exercise price of $1.00 and expired, unexercised, on April 15, 2015.

NOTE 7 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan permits the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,300,000 and 1,903,875 options vested at June 26, 2015 and June 27, 2014, respectively.

The following table summarizes our stock options outstanding at December 26, 2014 and changes during the period ended June 26, 2015:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 26, 2014	4,276,500	$0.38	$0.25
Forfeited	(26,125)	0.41	0.33
Granted	300,000	0.70	0.31
Expired	(51,875)	0.31	0.26
Exercised	(751,000)	0.17	0.15
Outstanding, June 26, 2015	3,747,500	0.45	0.28

The following table summarizes our non-vested stock options outstanding at December 26, 2014, and changes during the period ended June 26, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Nonvested, December 26, 2014	2,666,125	$0.46	$0.28
Granted	300,000	$0.70	$0.31
Vested	(492,500)	$0.25	$0.16
Forfeited	(26,125)	0.41	0.33
Nonvested, March 27, 2015	2,447,500	0.53	0.30

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 26, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,747,500	$0.45	3.82	$2,119,600
Exercisable	1,300,000	0.28	2.52	566,318

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $325,000 and $86,000 for the periods ended June 26, 2015 and June 27, 2014, respectively. At June 26, 2015, there was unrecognized share-based compensation expense totaling approximately $826,000 relating to non-vested options that will be recognized over the next 3.8 years.

Stock Repurchase:  In April 2015 the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  The plan was implemented during the second quarter and we purchased 373,313 shares of common stock at an aggregate price of approximately $258,000 resulting in an average price of $.69 per share during the quarter. These share were then retired. We have approximately $4.7 million remaining under the plan.

The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate purchase price of $235,950. These shares were retired.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 26, 2014.

Collateral:
For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The Receiver distributed pending Freestone claims to the state guaranty funds (“SGFs”) for administration. In many cases, the SGFs have made payments directly to the claimants.  In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims that exceed or are likely to exceed our deductible.

During the second quarter of 2015, the Receiver requested court authorization to disburse funds to the SGFs.  We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided.  Distribution of funds by the Receiver to the SGFs is now on hold, pending an accounting of Freestones’ assets and liabilities.  As a result of these developments, during the second quarter of 2015 we recorded a reserve of $250,000 on the deposit balance.  We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us.  However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

Moreton Litigation: In 2010, AdvantEdge Insurance Group, LLC filed suit against us in Denver District Court, alleging that it was entitled to receive unpaid insurance commissions from us. We counterclaimed against AdvantEdge and others, alleging retention of unauthorized and undisclosed fees and other breaches of duty in the placement of insurance coverage for Command. Ultimately, AdvantEdge’s initial claim was dismissed and we became the plaintiff in the pursuit of our remaining claims against AdvantEdge and others. In October 2014, the jury returned a verdict in favor of the defendants and against us. In May 2015, we reached a settlement and were released of all future claims in the case and paid $164,000 to the defendants.

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

Overview

Command Center, Inc. (“Command,” “us,” “we,” or “our”) is a staffing company operating primarily in the manual labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. All of our temporary workers are employed by us. Most of our work assignments are short term, and many are filled on little notice from our customers. In addition to short and longer term temporary work assignments, we recruit and place workers in temp-to-hire positions.

At June 26, 2015, we owned and operated 57 on-demand labor stores in 22 states.

Results of Operations

The following table reflects operating results for the twenty-six period ended June 26,2015 compared to the twenty-six week period ended June 27, 2014 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Twenty-six Weeks Ended
	June 26,2015		June 27, 2014		June 26, 2015		June 27, 2014
Total Operating Revenue	$22,804		$21,662		$41,783		$40,120
Cost of Staffing Services	16,615	72.9%	15,824	73.1%	30,226	72.3%	29,404	73.3%
Gross profit	6,189	27.1%	5,838	26.9%	11,557	27.7%	10,716	26.7%
Selling, general and administrative expenses	5,213	22.8%	4,133	19.1%	10,349	24.8%	8,349	20.8%
Depreciation and amortization	43	0.2%	69	0.3%	86	0.2%	134	0.3%
Income from operations	933	4.1%	1,636	7.5%	1,122	2.7%	2,233	5.6%
Interest expense and other financing expense	(72)	-0.3%	(110)	-0.5%	(113)	-0.3%	(163)	-0.4%
Net income before income taxes	861	3.8%	1,526	7.0%	1,009	2.4%	2,070	5.2%
Provision for income taxes	(331)	-1.5%	(30)	-0.1%	(397)	-0.9%	(63)	-0.2%
Net income	$530	2.3%	$1,496	6.9%	$612	1.5%	$2,007	5.0%
Non-GAAP Data
EBITDA	$1,138	5.0%	$1,774	8.2%	$1,534	3.7%	$2,452	5.9%

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

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 26, 2015	June 27, 2014	June 26, 2015	June 27, 2014
EBITDA	$1,138	$1,774	$1,534	$2,452
Interest expense and other financing expense	(72)	(110)	(113)	(162)
Depreciation and amortization	(43)	(69)	(86)	(134)
Provision for income taxes	(331)	(30)	(397)	(63)
Non-cash compensation	(162)	(69)	(326)	(86)
Net income	$530	$1,496	$612	$2,007

Thirteen Weeks Ended June 26, 2015

Summary of Operations:  Revenue for the thirteen weeks ended June 26, 2015 was $22.8 million, an increase of approximately $1.1 million or 5.3%, when compared to the second quarter of 2014. This increase in revenue is due to an overall increase in same store sales.  Improving same store sales has been an operating objective for us as a way to increase revenue and profitability without incurring the costs associated with opening additional branches.

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

During the second quarter of 2015, our revenue from branches located in the Bakken region was down 31.0% from 2014. This decline was due to decreased demand for temporary staffing services in this oil producing region, but was more than offset by revenue growth from our other branches.

Cost of Staffing Services:  Cost of staffing services was 72.9% and 73.1% of revenue for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively.  The decrease is primarily a result of lower workers compensation expense.  Workers' compensation expense was 2.8% and 4.0% of revenue for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively. This decrease is attributable to more effective claims management and increased control over job selection. In addition, we have taken steps to reduce our accident claims through enhanced safety training and education, and clearer guidelines on the work our employees perform.

This reduction was partially offset by a relative decline in the percentage of higher margin revenue from our branches in the in the Bakken region. As the general economic conditions in the Bakken region have slowed, the margins on temporary staffing services have declined. In other regions we continue to improve gross margins and profitability on the assignments we undertake.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 22.8% and 19.1% of revenue for the thirteen weeks ended June 26, 2015 and June 27, 2014, respectively. We continue to aggressively manage our SG&A costs.  The increase in SG&A is a result of increased hiring and training of employees to support future planned growth.  In addition, our non-cash compensation increased $93,000 from the prior year as we expanded our equity based compensation program to include all regular employees.  We believe these programs will enhance job performance and employee retention leading to increased profitability.

Included in SG&A costs for the second quarter of 2015 are two non-recurring charges. The first charge is a $250,000 valuation allowance on $1.8 million in deposits we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). Freestone insurance was placed in receivership by the state of Delaware in 2014. We continue to believe we have a priority claim. However, we have not received information from the receiver regarding the amount of funds available for distribution to insureds in the same position as the company. The second is a $175,000 reserve for a note issued by Labor Smart, Inc. We purchased the note from a creditor of Labor Smart and issued Labor Smart a notice of default.  We then filed suit to collect on the full value of the note, and Labor Smart has similarly filed suit against us seeking to halt collection efforts. The litigation is proceeding in the United States District Court for the Southern District of New York. Labor Smart has a history of operating losses and negative working capital and shareholders’ equity, which affected our valuation of the note.

Twenty Six Weeks Ended June 26, 2015

Summary of Operations:  Revenue for the twenty-six weeks ended June 26, 2015 was $41.8 million, an increase of approximately $1.7 million, or 4.0%, when compared to the first half of 2014. This increase in revenue is due to an overall increase in same store sales.  During the first half of 2015, our revenue from branches located in the Bakken region were down 12.0% compared to 2014.

Cost of Staffing Services:  Cost of staffing services was 72.3% and 73.3% of revenue for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively. Cost of staffing services decreased primarily due to a reduction in our workers’ compensation claims liability. This was offset by a relative increase in temporary workers wages and related payroll taxes, primarily in the Bakken region.

Workers' compensation expense was 2.3% and 4.2% of revenue for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 24.8% and 20.8% of revenue for the twenty-six weeks ended June 26, 2015 and June 27, 2014, respectively.

Liquidity and Capital Resources

Cash used by operating activities totaled approximately $1.3 during the twenty-six weeks ended June 26, 2015, as compared to cash provided of approximately $2.0 million in 2014. The significant changes in working capital include approximately a $1.3 million increase in accounts receivable during the twenty-six week period ended June 26, 2015 compared to a $1.1 million decrease in 2014, and approximately a $532,000 decrease in accrued wages and benefits during the period ended June 26, 2015 compared to a $567,000 decrease in 2014. Historically revenue increases in the second quarter compared to the first quarter and more working capital is required as our accounts receivable balance grows.  The second quarter is also the period in which we have renewals for our workers compensation insurance with both ACE and the State of North Dakota. These renewals normally require additional cash deposits or increases in our letter of credit which reduce our available cash balance.

Cash used by investing activities totaled approximately $37,000 for the period ended June 26, 2015 compared to $216,000 in 2014. In both periods cash was used to purchase additional property and equipment.

Cash used by financing activities totaled approximately $2.1 million and approximately $4.8 million during the first half of 2015 and 2014, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. In 2015 we also purchased and retired approximately $488,000 in treasury stock.

In April 2015 the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  The plan was implemented during the second quarter and we purchased 373,313 shares of common stock at an aggregate price of approximately $252,000 resulting in an average price of $0.69 per share during the quarter. These shares were then retired. We have approximately $4.7 million remaining under the plan   The Board of Directors also authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate purchase price of approximately $236,000. All of these repurchased shares were retired.

Accounts Receivable: At June 26, 2015 we had total current assets of approximately $18.9 million. Included in current assets are trade accounts receivable of approximately $10.3 million (net of allowance for bad debts of approximately $645,000). Weighted average aging on our trade accounts receivable at June 26, 2015 was 32 days. Bad debt expense was approximately $298,000 for the twenty-six weeks ended June 26, 2015 compared to approximately $231,000 during the same time period in 2014.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at June 26, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at June 26, 2015 were approximately $2.0 million. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At June 26, 2015, the effective interest rate was 3.2%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

Workers’ Compensation:  Our workers’ compensation carrier is ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible policy, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our account purchase agreement.

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	August 10, 2015
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Principal Accounting Officer	Jeff Wilson	August 10, 2015
Signature	Title	Printed Name	Date