Form 10-Q
period 2015-09-25
Command Center, Inc.
filed 2015-11-16
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 25, 2015

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Suite 250 Lakewood, Co.	80235
(Address of Principal Executive Offices)	(Zip Code)

(866) 464-5844
(Registrant's Telephone Number, including Area Code).

3901 N. Schreiber Way, Coeur d’Alene, Id	83815
(Address of Principal Executive Offices)	(Zip Code)
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 6, 2015:  63,892,934

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	September 25, 2015	December 26, 2014
ASSETS	(unaudited)
Current Assets
Cash	$5,779,322	$8,600,249
Accounts receivable, net of allowance for doubtful accounts	10,138,443	9,029,347
Notes Receivable	175,000	-
Prepaid expenses, deposits and other	532,087	260,242
Prepaid workers' compensation	1,096,541	581,355
Other receivables	59,865	7,949
Current portion of deferred tax asset	910,000	1,760,000
Current portion of workers' compensation deposits	980,000	1,114,000
Total Current Assets	19,671,258	21,353,143
Property and equipment - net	370,834	430,987
Deferred tax asset, less current portion	2,158,410	2,126,000
Workers' compensation risk pool deposit, less current portion	1,712,241	1,790,633
Goodwill	2,500,000	2,500,000
Total Assets	$26,412,742	$28,200,763
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$414,977	$546,247
Checks issued and payable	403,810	255,532
Account purchase agreement facility	369,395	2,900,104
Other current liabilities	406,634	249,445
Accrued wages and benefits	1,642,765	1,665,697
Current portion of workers' compensation premiums and claims liability	1,575,115	1,305,248
Total Current Liabilities	4,812,696	6,922,273
Long-Term Liabilities
Workers' compensation claims liability, less current portion	2,280,159	2,514,302
Total Liabilities	7,092,854	9,436,575
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
64,106,530 and 65,632,868 shares issued and outstanding, respectively	64,106	65,633
Additional paid-in capital	57,712,092	58,318,396
Accumulated deficit	(38,456,311)	(39,619,842)
Total Stockholders' Equity	19,319,888	18,764,188
Total Liabilities and Stockholders' Equity	$26,412,742	$28,200,763

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Revenue	$24,856,000	$27,698,843	$66,639,061	$67,819,186
Cost of staffing services	18,364,794	20,020,317	48,590,540	49,424,797
Gross profit	6,491,206	7,678,526	18,048,521	18,394,389
Selling, general and administrative expenses	5,059,098	4,767,840	15,408,104	13,117,834
Depreciation and amortization	42,611	364,809	128,904	498,614
Income from operations	1,389,497	2,545,877	2,511,513	4,777,941
Interest expense and other financing expense	(36,083)	(46,237)	(149,018)	(209,592)
Impairment of goodwill	-	(806,786)	-	(806,786)
Change in fair value of derivative liabilities	-	-	-	87
Net income before income taxes	1,353,414	1,692,854	2,362,495	3,761,650
Provision for income taxes	(533,071)	4,307,642	(930,549)	4,245,611
Net income	$820,343	$6,000,496	$1,431,946	$8,007,261

Earnings per share:
Basic	$0.01	$0.09	$0.02	$0.13
Diluted	$0.01	$0.09	$0.02	$0.12

Weighted average shares outstanding:
Basic	64,995,420	65,365,148	65,546,464	63,282,191
Diluted	66,342,868	67,101,779	66,871,177	64,895,172

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirty-nine Weeks Ended
	September 25, 2015	September 25, 2014
Cash flows from operating activities
Net income	$1,431,946	$8,007,261
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	128,904	498,614
Change in allowance for doubtful accounts	23,720	(203,849)
Change in fair value of derivative liabilities	-	(87)
Stock based compensation	493,351	121,863
Impairment of Goodwill		806,787
Reserve on note receivable	175,000	-
Deferred tax asset	817,590	(4,317,000)
Changes in assets and liabilities:
Accounts receivable - trade	(1,132,817)	(946,018)
Restricted cash	-	(23,525)
Prepaid workers' compensation	(515,185)	(785,067)
Other receivables	(51,916)	26,383
Prepaid expenses, deposits and other	(271,844)	(19,251)
Loss on disposition of property and equipment	(2,271)	11,698
Workers' compensation risk pool deposits	212,392	(13,173)
Accounts payable	(131,270)	29,225
Checks issued and payable	148,278	205,549
Other current liabilities	(17,811)	(42,319)
Accrued wages and benefits	(22,931)	182,949
Workers' compensation premiums and claims liability	35,723	(102,947)
Net cash provided by operating activities	1,320,858	3,437,092
Cash flows from investing activities
Purchase of property and equipment	(39,648)	(232,164)
Purchase of note receivable	(175,000)
Proceeds from the sale of property and equipment	2,500	-
Net cash used in investing activities	(212,148)	(232,164)
Cash flows from financing activities
Net proceeds from account purchase agreement facility	(2,530,709)	(3,379,864)
Purchase of treasury stock	(1,411,168)	-
Proceeds from the conversion of stock options	12,240	336,000
Proceeds from the exercise of common stock warrants	-	54,835
Net cash used in financing activities	(3,929,638)	(2,989,029)
Net increase (decrease) in cash	(2,820,928)	215,899
Cash, beginning of period	8,600,249	5,820,309
Cash, end of period	$5,779,322	$6,036,208
Non-cash investing and financing activities
Common stock issued for services	$73,000	$-
Cashless exercise of stock options	$42,500	$-
Supplemental disclosure of cash flow information
Interest paid	$54,693	$107,488
Income taxes paid	$103,878	$164,951

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 26, 2014. The results of operations for the thirty-nine weeks ended September 25, 2015 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 25, 2015 and December 26, 2014, we held deposits in excess of FDIC insured limits of approximately $5.2 million and $8.3 million, respectively.

Concentrations:  At December 26, 2014, 23.2% of accounts payable was due to a single vendor.

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended September 25, 2015, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at September 25, 2015 and September 26, 2014 were 3,728,500 and 4,995,000 respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
Weighted average number of common shares used in basic net income per common share	64,995,420	65,365,148	65,546,464	63,282,191
Dilutive effects of stock options	1,347,448	1,736,631	1,324,713	1,612,981
Weighted average number of common shares used in diluted net income per common share	66,342,868	67,101,779	66,871,177	64,895,172

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at September 25, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September 25, 2015 were approximately $410,000. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At September 25, 2015, the effective interest rate was 3.19%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At September 25, 2015, we had an outstanding letter of credit in the amount of $5.7 million issued under this agreement which we use as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At September 25, 2015, we were in compliance with this covenant.

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

Based on its most recent financial statements available, there is substantial reason to doubt the ability of Labor Smart to repay the note.  In its most recent Form 10-Q filed on August 17, 2015, Labor Smart has reported negative working capital of approximately $4.9 million, an accumulated deficit of approximately $10.3 million, and 2015 year to date net loss of approximately $2.0 million.  Based on Labor Smart’s financial condition we have concluded that it is not probable the note will be repaid and we reduced the carrying value of the note to zero in the second quarter.

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

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At September 25, 2015 and December 26, 2014, we had cash collateral deposits of approximately $2.7 million. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.4 million at September 25, 2015.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $2.1 and $2.8 million for the thirty-nine week periods ended September 25, 2015 and September 26, 2014, respectively.

NOTE 5 – STOCKHOLDERS EQUITY

Issuance of Common Stock:  In the first quarter of 2015, we issued 100,000 shares of common stock valued at $73,000 to members of our Board of Directors as partial payment for their services.

Stock Warrants: The following warrants for our common stock were issued and outstanding at September 25, 2015 and December 26, 2014, respectively:

	September 25, 2015	December 26, 2014
Warrants outstanding at beginning of period	1,375,000	5,575,000
Expired	(1,375,000)	-
Exercised	-	(4,200,000)
Warrants outstanding at end of period	-	1,375,000

All of the warrants outstanding at December 26, 2014 had an exercise price of $1.00 and expired, unexercised, on April 15, 2015.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan permits the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,400,000 and 1,728,375 options vested at September 25, 2015 and September 26, 2014, respectively.

The following table summarizes our stock options outstanding at December 26, 2014 and changes during the period ended September 25, 2015:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Outstanding, December 26, 2014	4,266,500	$0.38	$0.25
Forfeited	(34,000)	0.41	0.33
Granted	300,000	0.70	0.31
Expired	(53,000)	0.31	0.26
Exercised	(751,000)	0.17	0.15
Outstanding, September 25, 2015	3,728,500	0.45	0.28

The following table summarizes our non-vested stock options outstanding at December 26, 2014, and changes during the period ended September 25, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 26, 2014	2,666,125	$0.46	$0.28
Granted	300,000	$0.70	$0.31
Vested	(492,500)	$0.25	$0.16
Forfeited	(34,000)	0.41	0.33
Non-vested, March 27, 2015	2,439,625	0.53	0.30

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at September 25, 2015:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,738,500	$0.45	3.82	$2,119,600
Exercisable	1,400,000	0.31	2.80	561,900

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $420,000 and $86,000 for the thirty nine week periods ended September 25, 2015 and September 26, 2014, respectively. At September 25, 2015, there was unrecognized share-based compensation expense totaling approximately $624,000 relating to non-vested options that will be recognized over the next 3.5 years.

Stock Repurchase:  In April 2015 the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  During the third quarter and we have purchased 1,515,997 shares of common stock at an aggregate price of approximately $916,000 resulting in an average price of $0.61 per share under the plan. These share were then retired. We have approximately $3.8 million remaining under the plan.  The table below summarizes our common stock purchases during the third quarter of 2015.

	Total Shares Purchased	Average Price Per Share	Total number of share purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July (June 27, 2015 to July 24, 2015)	259,214	$0.65	632,527	$4,570,000
August (July 25, 2015 to August 21, 2015)	452,500	$0.62	1,085,027	$4,290,000
September (August 22, 2015 to September 25, 2015)	804,283	$0.58	1,889,310	$3,824,781
Total	1,515,997	$0.61	1,889,310	$3,824,781

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

Collateral:
For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The Receiver distributed pending Freestone claims to the state guaranty funds (“SGFs”) for administration. In many cases, the SGFs have made payments directly to the claimants.  In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

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

Moreton Litigation: In 2010, AdvantEdge Insurance Group, LLC filed suit against us in Denver District Court, alleging that it was entitled to receive unpaid insurance commissions from us. We counterclaimed against AdvantEdge and others, alleging retention of unauthorized and undisclosed fees and other breaches of duty in the placement of insurance coverage for Command. Ultimately, AdvantEdge’s initial claim was dismissed and we became the plaintiff in the pursuit of our remaining claims against AdvantEdge and others. In October 2014, the jury returned a verdict in favor of the defendants and against us. In May we reached a settlement and were released of all future claims in the case and paid $164, 000 to the defendants.

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

At September 25, 2015, we owned and operated 57 on-demand labor stores in 22 states.

Results of Operations

The following table reflects operating results for the thirteen and thirty-nine week periods ended September 25, 2015 compared to the thirty-nine week periods ended September 26, 2014 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Thirty-nine Weeks Ended
	September 25, 2015		September 26, 2014		September 25, 2015		September 25, 2014
Total Operating Revenue	$24,856		$27,699		$66,639		$67,819
Cost of Staffing Services	18,365	73.9%	20,020	72.3%	48,591	72.9%	49,425	72.9%
Gross profit	6,491	26.1%	7,679	27.7%	18,049	27.1%	18,394	27.1%
Selling, general and administrative expenses	5,059	20.4%	4,768	17.2%	15,408	23.1%	13,118	19.3%
Depreciation and amortization	43	0.2%	365	1.3%	129	0.2%	499	0.7%
Income from operations	1,389	5.6%	2,546	9.2%	2,512	3.8%	4,778	7.0%
Interest expense and other financing expense	(36)	-0.1%	(46)	-0.2%	(149)	-0.2%	(210)	-0.3%
Impairment of goodwill	-	0.0%	(807)	-2.9%	-	0.0%	(807)	-1.2%
Change in fair value of warrant liability	-	0.0%	-	0.0%	-	0.0%	0	0.0%
Net income before income taxes	1,353	5.4%	1,693	6.1%	2,362	3.5%	3,762	5.5%
Provision for income taxes	(533)	-2.1%	4,308	15.6%	(931)	-1.4%	4,246	6.3%
Net income	$820	3.3%	$6,000	21.7%	$1,432	2.1%	$8,007	11.8%
Non-GAAP Data
EBITDA-D	$1,595	6.4%	$2,947	10.6%	$3,061	4.6%	$5,398	8.0%

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

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 25, 2015	September 26, 2014	September 25, 2015	September 26, 2014
EBITDA-D	$1,595	$2,947	$3,061	$5,398
Interest expense and other financing expense	(36)	(46)	(149)	(210)
Depreciation and amortization	(43)	(1,172)	(129)	(1,305)
Provision for income taxes	(533)	4,308	(931)	4,246
Non-cash compensation	(162)	(36)	(420)	(122)
Net income (loss)	$820	$6,000	$1,432	$8,007

Thirteen Weeks Ended September 25, 2015

Summary of Operations:  Revenue for the thirteen weeks ended September 25, 2015 was $24.9 million, a decrease of approximately $2.8 million or 10.3%, when compared to the third quarter of 2014. This decrease in revenue is due to the decline in demand for temporary staffing services in North Dakota.  Revenue from our branches in this region fell $4.2 million or 47.3% compared to the third quarter of 2014. The third quarter of 2014 was the peak of the oil and gas activity in this region as worldwide crude oil prices began to decline in the fourth quarter of 2014.  Revenue from our remaining branches increased by approximately 6.5% from the third quarter 2014.    Improving same store sales has been an operating objective for us as a way to increase revenue and profitability without incurring the costs associated with opening additional branches.

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

Cost of Staffing Services:  Cost of staffing services was 73.9% and 72.3% of revenue for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively.  The increase is primarily a result from a reduction in higher margin revenue from the North Dakota region.  In addition workers compensation expense increased slightly to 4.4%  of revenue for the thirteen weeks ended September 25, 2015 compared to 4.0% a year ago.  There can be fluctuations in the quarterly workers compensation expense as a result of changes to the mix of work performed during the quarter, changes in our claims history and changes in actuarial assumptions.  Overall our workers compensation expense continues to trend lower.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 20.4% and 17.2% of revenue for the thirteen weeks ended September 25, 2015 and September 26, 2014, respectively. We continue to aggressively manage our SG&A costs.  The increase in SG&A is a result of increased hiring and training of employees to support future planned growth. During the third quarter or 2015 we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado.  There was additional costs associated with the hiring and training of new employees incurred during the quarter. In addition, our non-cash compensation increased $59,000 from the prior year as we expanded our equity based compensation program to include all regular employees.  We believe these programs will enhance job performance and employee retention leading to increased profitability.

Thirty-nine Weeks Ended September 25, 2015

Summary of Operations:  Revenue for the thirty-nine weeks ended September 25, 2015 was $66.6 million, a decrease of approximately $1.2 million, or 1.7%, when compared to the same period in 2014.  For the first thirty-nine weeks of 2015, our revenue from branches located in North Dakota was down 36.6% compared to 2014.  The decline in revenue from branches located in  North Dakota was partially offset by an 11.4% increase in revenue from our remaining branches.

Cost of Staffing Services:  Cost of staffing services was 72.9%  of revenue for both the thirty-nine weeks ended September 25, 2015 and September 26, 2014. Cost of staffing services decreased due to a reduction in our workers’ compensation expense. This was offset by a relative increase in temporary workers wages and related payroll taxes, primarily in North Dakota.

Workers' compensation expense was 3.1% and 4.1% of revenue for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 23.1% and 19.3% of revenue for the thirty-nine weeks ended September 25, 2015 and September 26, 2014, respectively. Included in 2015 year to date SG&A costs are two non-recurring charges. The first charge is a $250,000 valuation allowance on $1.8 million in deposits we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). Freestone insurance was placed in receivership by the state of Delaware in 2014. We continue to believe we have a priority claim. However, we have not received information from the receiver regarding the amount of funds available for distribution to insureds in the same position as the company. The second is a $175,000 reserve for a note issued by Labor Smart, Inc. We purchased the note from a creditor of Labor Smart and issued Labor Smart a notice of default. We then filed suit to collect on the full value of the note, and Labor Smart has similarly filed suit against us seeking to halt collection efforts. The litigation is proceeding in the United States District Court for the Southern District of New York. Labor Smart's  operating losses and negative working capital and shareholders’ equity, affected our valuation of the note

Additionally, SG&A increased as a result of hiring and training of employees to support future planned growth. During the third quarter or 2015 we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado. There was additional costs associated with the hiring and training of new employees incurred during the quarter. Our non-cash compensation increased approximately $370,000 from the prior year as we expanded our equity based compensation program to include all regular employees. We believe these programs will enhance job performance and employee retention leading to increased profitability.

Liquidity and Capital Resources

Cash provided by operating activities totaled approximately $1.3 million during the thirty-nine weeks ended September 25, 2015, as compared to approximately $3.4 million in 2014. The significant changes in working capital include approximately a $1.1 million increase in accounts receivable during the thirty-nine week period ended September 25, 2015 compared to a $0.9 million decrease in 2014.

Cash used by investing activities totaled approximately $212,000 for the period ended September 25, 2015 compared to $232,000 in 2014. In both periods cash was used to purchase additional property and equipment.

Cash used by financing activities totaled approximately $3.9 million and approximately $3.0 million during the first thirty-nine weeks of 2015 and 2014, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. In addition, we purchased and retired approximately $1.2 million in treasury stock in 2015.

In April 2015 the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  The plan was implemented during the second quarter and we purchased 1,889,310 shares of common stock at an aggregate price of approximately $1.1 resulting in an average price of $0.61 per share during the third quarter. These share were then retired. We have approximately $3.8 million remaining under the plan   The Board of Directors also authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate purchase price of approximately $236,000. All of these repurchased shares were retired.

Accounts Receivable: At September 25, 2015 we had total current assets of approximately $19.6 million. Included in current assets are trade accounts receivable of approximately $10.1 million (net of allowance for bad debts of approximately $574,000). Weighted average aging on our trade accounts receivable at September 25, 2015 was 37 days. Bad debt expense was approximately $322,000 for the thirty-nine weeks ended September 25, 2015 compared to approximately $108,000 during the same time period in 2014.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. Net outstanding accounts receivable sold pursuant to this agreement at September 25, 2015 were approximately $410,000. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At September 25, 2015, the effective interest rate was 3.19%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	November 16, 2015
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Principal Accounting Officer	Jeff Wilson	November 16, 2015
Signature	Title	Printed Name	Date