Form 10-K
period 2015-12-25
Command Center, Inc.
filed 2016-03-24
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 25, 2015
OR
☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

Command Center, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Suite 250 Lakewood, Co.	80235
(Address of Principal Executive Offices)	(Zip Code)

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 25, 2015, was approximately $30,484,000.

As of March 18, 2016, there were 63,850,451 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2014 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend”, “expect”, “anticipate”, “estimate”, or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Factors which could affect our financial results are described in Item 7 of Part II of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission (“SEC”). Our expectations, beliefs, or projections may not be achieved or accomplished. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A.

PART I

Item 1.  Business

Introduction and General Background

Command Center, Inc. (“Command Center,” the “Company,” “we,” “us,” and “our”) is a staffing company, operating primarily in the manual labor segment of the staffing industry.  In 2015, we employed approximately 32,600 workers providing services to approximately 3,300 customers, primarily in the areas of light industrial, hospitality and event services.  Our customers range in size from small businesses to large corporate enterprises.  All of our field team members are employed by us.  Most of our work assignments are short term and many are filled on little notice from our customers.  In addition to short and longer term temporary work assignments, we sometimes recruit and place workers in temp-to-hire situations.

As of December 25, 2015, we owned and operated 57 on-demand labor stores in 20 states. We currently operate as Command Center, Inc.  Prior to 2014, we also operated through our wholly owned subsidiary, Disaster Recovery Services, Inc., which is now inactive. We have also created a separate, dormant entity, ComStaff, Inc. All financial information is consolidated and reported in our consolidated financial statements. In 2015 we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado.

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

Business

Strategic Growth Opportunities:  We continue to build our network of on-demand labor stores. In 2015, we opened six new branches, as we expanded our operations while continuing to improve our business fundamentals. In 2016, we plan to continue our strategy of carefully balancing store expansion against a prudent return on investment. In doing so, we expect to concentrate our revenue growth efforts primarily in same store sales growth within our existing branch structure, while opening new branches in areas we believe present exceptional opportunities.  In all of our growth opportunities, we continue to emphasize the fundamentals of our business: sell to quality accounts, increase margins where possible and provide exceptional customer service.

On-demand Labor Store Operations: In 2015, we continued to focus on the basics of our business: consistency and excellence in service, increases in margins, containment of costs, selling techniques, and company culture.  We concentrated on these measures to improve profitability and solidify the groundwork for future growth.

During the year, we employed approximately 32,600 temporary employees and serviced approximately 3,300 clients. Our stores are located in 20 states. Our stores are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services that are important to our temporary staff. We have developed a store demographic model to identify and qualify future possible store locations.

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

Our Temporary Staff (Field Team Members):   Field team members are our product and our key asset. Our success is based on our ability to attract, train, motivate, and reward our field team members. We have invested in many proprietary programs designed to create a long term relationship with top-performing field team members. These programs include health insurance, bonus programs, safety rewards, longevity programs, training programs, and career services. As a matter of corporate policy, we know our field team members by name and show appreciation for the value they bring to our organization and to our client’s workplace.

The pool of qualified, available field team members varies by location. For most of our offices, the supply of workers is sufficient and diverse enough to meet current client needs. However, in some locations, worker availability is a limiting factor. We continue to seek additional field team members through internet postings, newspaper advertisements, printed flyers, store displays, career fairs, and word-of-mouth. We issued approximately 32,600 W-2 forms in 2015, a slight increase from approximately 32,400 issued in 2014.

Our Customers:   In 2015, we serviced approximately 3,300 customers in a variety of industries. Our 10 largest customers accounted for approximately 25% of our revenue in 2015. The top six industries we served were services, manufacturing, construction, retail trade, transportation, and wholesale (trade).

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

Our Workers’ Compensation Coverage: In accordance with the laws of every state, we provide our temporary and permanent workers with workers’ compensation insurance. Currently, we are covered under a large deductible policy where we have primary responsibility for claims under the policy. Under our current policy which has been in place since April 1, 2014, we are responsible for covered losses and expenses up to $500,000 per incident. Amounts in excess of $500,000 are the responsibility of our workers’ compensation insurance provider. From April 1, 2012 until March 31, 2013 we were covered under a large deductible policy issued by our former carrier. Under the prior policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 are the responsibility of our workers’ compensation insurance provider. Our policy between April 1, 2011 and March 31, 2014 was a guaranteed cost policy where we were fully insured on all claims occurring in covered states. Our policies before April 1, 2011 were large deductible policies similar to our current coverage. Under these prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 until all claims are resolved completely, up to our deductible of $250,000 on a per claim basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. Our liability associated with claims in these jurisdictions is limited to our premium payments.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several Company-wide safety programs designed to increase awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers conduct job site safety inspections on new jobs to ensure that our field team members are working in a safe environment. We encourage safe work behavior through an incentive program that rewards our field team members for working accident free. We also encourage our field team members to report unsafe working conditions. We evaluate the risk profile of the work we undertake on an ongoing basis and sometimes restrict classes of work in order to minimize risk.

Our Seasonality:  Some of the industries we in which operate are subject to seasonal fluctuation. Many of the jobs filled by field team members are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business affect financial performance from period to period.

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

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Lakewood, Colorado. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 180 field operations staff located at the various on-demand labor stores. During the fiscal year, we employed approximately 32,600 temporary workers. We are the employer of our temporary workers and, as such, are responsible for collection of withholding taxes, employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs and all other governmental requirements imposed on employers.  In addition to completing the Form I-9 required by the Department of Homeland Security, we also confirm the identity and work eligibility of each applicant through the federal E-Verify system.

Access to Company Information:We make available, free of charge, through the investor section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation, and Nominating, and Governance Committees of our Board of Directors are also available on the website as well as the Corporate Governance Guidelines, the Standards of Ethics and Business Conduct and the Policy on Roles and Responsibilities of the Chairman of the Board. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

Environmental Concerns: Because we are a service business, federal, state, or local laws that regulate the discharge of materials into the environment do not impact our business.

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

 Business Risks

We have a history of net losses.  As of December 25, 2015, we had an accumulated deficit of approximately $38.0 million. We have incurred net losses in many of our fiscal years since inception. We may incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

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

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, and prior to April 2011, we maintain(ed) large deductible workers’ compensation insurance policies. Our current workers’ compensation policy has a deductible limit of $500,000 per incident and our workers’ compensation policies prior to April 2013 have a deductible limit of $350,000 per claim and prior to April 2011 have a deductible limit of $250,000 per claim. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In Washington and North Dakota, where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to recover collateral deposits we have placed with our workers’ compensation insurance carrier. Historically our workers’ compensation insurance carriers have required collateral deposits to secure our payment of claims up to the amount of our policy deductible.   For the two-year period prior to April 1, 2014, Dallas National Insurance (now known as Freestone Insurance) provided our workers’ compensation insurance coverage under a high deductible policy.  Under the terms of the policy we were required to provide cash collateral of $1.8 million as security for payment of claims up to the policy deductible.  We are responsible for paying claims up to the deductible amount. In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command Center’s funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about Freestone’s financial condition. In August 2014, the receivership was converted into a liquidation proceeding.  We believe our claim for return of collateral will be a priority claim and our collateral will be returned to us.  If the Receiver determines that our claim for return of collateral is not entitled to priority or, if there are not sufficient assets available to pay all of the priority claims, we may not receive any or all of our collateral.  In 2015 we recorded a reserve of $250,000 for potential loss of the value of our collateral held by Freestone. The loss of our collateral would have a material adverse effect on our financial condition and results of operations.

We require debt financing to provide working capital due to the delay between when we pay our temporary workers and other creditors from when we collect from our customers.   Temporary personnel are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis with 30 day payment terms.  We currently have an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $15 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2016 and we are currently negotiating the terms for an extension of the agreement. The cancelation of the account purchase agreement would have a material adverse effect on our cash flows and results of operations.

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

Cyberattacks or other breaches of our technology hardware and software, as well as risks associated with compliance and data privacy could have an adverse effect on our systems, services reputation, our competitive position, and financial results.  The Company’s ability to manage its operations successfully is critical to its success. Our business is reliant on our ability to electronically gather, compile, process, store and distribute data and other information.  Unintended interruptions or failures resulting from computer and telecommunications failures, equipment or software malfunction, power outages, catastrophic events, security breaches (such as unauthorized access to hackers), social engineering schemes, unauthorized access, errors in usage by our employees, computer viruses or malware and other events can harm our business.  While we have taken measures to minimize the impact of these problems, the proper functioning of these systems is critical to our business operations. Any security breach or failure in our computer equipment, systems or data could tarnish our reputation and expose us to damages and litigation.

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

We will continue to be impacted by new laws and regulations relating to employment.  In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, paid sick leave, application forms and background checks, and required notices to employees, among others.  Additionally, the U.S. Department of Labor has proposed regulations which, if promulgated, will greatly restrict the availability of exemptions from overtime compensation.  As a staffing company and large employer with a wide geographical footprint, we are often faced with new legal requirements.  Although we believe that we will be able to maintain appropriate compliance procedures, there is no assurance that our efforts will always be timely or effective, or that we will be able to recover the increased cost of new legal requirements through timely pricing increases to our customers.

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

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions to take effect in 2015 and 2016, including requiring most individuals to have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2016 tax penalties will be assessed on large employers who do not offer health insurance that meet certain affordability or benefit requirements. Unless modified by regulations or subsequent legislation, providing such additional health insurance benefits to our temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. The economic impact of the Health Care Reform Laws to us is not yet known. If we are unable to raise the rates we charge our customers to cover these costs, such increases in costs could materially harm our business.

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

ITEM 2.     DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. In May 2015, we executed the lease on this facility for a sixty five month term, expiring December 31, 2020, with an option to renew for two additional five year extensions. We pay approximately $10,800 per month for our office space which includes typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount, depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 25, 2015 are:

Year	Operating Lease Obligation
2016	$876,056
2017	480,209
2018	277,969
2019	173,491
2020	176,013
$1,983,738

All of our current facilities are in good condition and considered adequate for their intended purposes and uses. Total lease expense for fiscal years 2015 and 2014 were approximately $1.5 million and $1.3 million, respectively.

ITEM 3.  LEGAL PROCEEDINGS

On occasion, we may be involved in legal matters arising in the ordinary course of our business.. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations.

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

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two (2) fiscal years ended December 25, 2015 and December 26, 2014.

	Price (1)
Quarter Ended	High	Low
March 28, 2014	$0.49	$0.30
June 27, 2014	$0.65	$0.40
September 26, 2014	$0.75	$0.50
December 26, 2014	$0.85	$0.59
March 27, 2015	$0.70	$0.58
June 26, 2015	$0.77	$0.64
September 25, 2015	$0.70	$0.46
December 25, 2015	$0.57	$0.42

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

(1)
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC QB was $0.40 on March 18, 2016.

Holders of the Corporation’s Capital Stock

At March 18, 2016, we had approximately 100 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders (1)	4,455,500	0.45	186,500
Equity compensation plans approved by security holders (2)	-	-	1,000,000
Equity compensation plans not approved by security holders	-	-	-
Total	4,455,500	0.45	1,186,500

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

Stock Repurchases

 In April 2015 the Board of Directors authorized a $5.0 million three year repurchase plan of our common stock. During 2015 we purchased 2,329,552 shares of common stock at an aggregate price of approximately $1.4 million resulting in an average price of $0.60 per share under the plan. These share were then retired. We have approximately $3.6 million remaining under the plan. The table below summarizes our common stock purchases during 2015.

	Total Shares Purchased	Average Price Per Share	Total number of share purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
June (May 23,2015 to June 26,2015)	373,313	$0.69	373,313	$4,742,000
July (June 27,2015 to July 24,2015)	259,214	$0.65	632,527	$4,570,000
August (July 25,2015 to August 21,2015)	452,500	$0.62	1,085,027	$4,120,000
September (August 22,2015 to September 25,2015)	804,283	$0.58	1,889,310	$3,320,000
October (September 26, 2015 to October 23, 2015)	164,396	$0.55	2,053,706	$3,734,363
November (October 24, 2015 to November 19, 2015)	96,870	$0.51	2,150,576	$3,684,960
December (November 20, 2015 to December 25, 2015)	178,976	$0.50	2,329,552	$3,595,472
Total	2,329,552	$0.60	2,329,552	$3,595,472
The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate net purchase price of $235,950. These shares were retired.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer &Trust, located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities during the fiscal fourth quarter of 2015

ITEM 6.  SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 25, 2015 and December 26, 2014, and results of operations for the fiscal years ended December 25, 2015 and December 26, 2014.  This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

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

Overview

Our mission is to be our customer’s provider of choice for all on-demand employment solutions by placing the right people in the right jobs every time and by providing unparalleled service. We have focused intently on training, coaching and mentoring all of our employees in providing consistently excellent service to both our field team members and our customers. In furtherance of our mission, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

The Temporary Labor Market: The temporary labor industry is competitive and highly fragmented. We compete on the basis of quality of service, availability of workers with the appropriate skills and to a lesser extent price.  In the United States, approximately 100 companies operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Demand for temporary services is highly dependent on the overall strength of labor markets. In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a labor pool matching the skills required by particular customers becomes critical. Conversely, during an economic downturn, competitive pricing pressures can pose a threat to retaining a qualified temporary workforce. We believe the on-demand temporary labor market creates a unique competitive niche for us.
On-demand Labor Store Operations:  At December 25, 2015, we operated 57 on-demand labor stores serving approximately 3,300 customers and employing approximately 32,600 temporary employees.

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

With growth, we expect to leverage our existing cost structure over increased revenue. This may enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities

The following table reflects operating results in 2015 compared to 2014 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-Two Weeks Ended
	December 25, 2015		December 26, 2014
Total Operating Revenue	$88,499		$91,840
Cost of Staffing Services	64,733	73.1%	66,320	72.2%
Gross profit	23,766	26.9%	25,520	27.8%
Selling, general and administrative expenses	20,604	23.3%	18,492	20.1%
Depreciation and amortization	172	0.2%	541	0.6%
Income from operations	2,990	3.4%	6,487	7.1%
Interest expense and other financing expense	(177)	-0.2%	(249)	-0.3%
Impairment of goodwill	-	0.0%	(807)	-0.9%
Net income before income taxes	2,814	3.2%	5,432	5.9%
Provision for income taxes	(1,101)	-1.1%	3,694	4.0%
Net income	$1,713	2.1%	$9,126	9.9%
Non-GAAP Data
EBITDA	$3,904	4.3%	$7,448	7.7%

Earnings before interest, taxes, depreciation and amortization, and the non-cash compensation (“EBITDA”) is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, and non-cash compensation. We utilize EBITDA as a financial measure, as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our operational results. We believe it is a complement to net income and other financial performance measures. EBITDA is not intended to represent net income as defined by GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

We use EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, and non-cash compensation bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our stock and stock options. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of EBITDA to net income for the periods presented:

	Fifty-Two Weeks Ended
	December 25, 2015	December 26, 2014
EBITDA-D	$3,904	$7,448
Interest expense and other financing expense	(177)	(248)
Depreciation and amortization	(172)	(1,348)
Provision for income taxes	(1,101)	3,694
Non-cash compensation	(742)	(420)
Net income (loss)	$1,713	$9,126

Results of Operations

52 Weeks Ended December 25, 2015

Summary of Operations:  Revenue decreased approximately $3.3 million or 3.6%, to $88.5 million from $91.8 in 2014. The decrease in revenue is due to the decline in demand for temporary staffing services in North Dakota.  During 2015 revenue from our branches in this region fell $10.3 million or 40.2% compared to the prior year. The year 2014 represented the peak of the oil and gas activity in this region as worldwide crude oil prices began to decline in late 2014. This decline in economic activity in North Dakota had a significant impact on our revenues from this region.  Revenue from our remaining branches increased by approximately 10.5% over 2014.    Improving same store sales has been an operating objective for us as a way to increase revenue and profitability without incurring the costs associated with opening additional branches.

Our branches serve a wide variety of clients and industries across 20 states. Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy.  One of our goals is to increase the diversity of clients and industries we service at both the branch and the company level.  We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services:Cost of staffing services decreased approximately $1.6 million to $64.7 million in 2015 from $66.3 million in 2014.  Cost of staffing  services was 73.1% and 72.2% of revenue for 2015 and 2014, respectively.  The increase in the cost of staffing services as a percentage of revenue is primarily results from the reduction in higher margin revenue from the North Dakota region. Our margins continue to be at the high end of the industry averages. Going forward we will continue to focus on increasing our gross margins and profitability.

Our workers compensation expense decreased to 3.3% of revenue for 2015 compared to 3.7% a year ago.  There can be fluctuations in workers compensation expense as a result of changes to the mix of work performed during the year, changes in our claims history and changes in actuarial assumptions. We continue to put programs in place to train our employees on workplace safety.

Selling, General and Administrative Expenses (“SG&A”):SG&A expenses were 23.3% and 20.1% of revenue for 2015 and 2014, respectively. We continue to aggressively manage our SG&A costs.  The increase in SG&A is a result of increased hiring and training of employees to support future planned growth. During the fiscal year we opened 6 new branches. The costs of the operating these branches including staff salaries, rent, utilities and supplies is included in SG&A costs.  While we attempt to bring new branches to full profitability as quickly as possible it is normal for a new branch to operate below this level for several months.

During 2015, we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado.  We incurred additional costs associated with the hiring and training of new employees, relocation of existing employees and moving furniture and office equipment. In addition, our non-cash compensation increased approximately $321,000 from the prior year as we expanded our equity based compensation program to include all regular employees.  We believe these programs will enhance job performance and employee retention leading to increased profitability.

Included in SG&A costs for 2015 are two additional non-recurring charges. The first charge is a $250,000 valuation allowance on $1.8 million in deposits we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). Freestone insurance was placed in receivership by the state of Delaware in 2014. We continue to believe we have a priority claim for the return of our collateral. However, the amount that will ultimately be returned to us is still uncertain. The second is a $175,000 reserve for a note issued by Labor Smart, Inc. We purchased the note from a creditor of Labor Smart and issued Labor Smart a notice of default.  We then filed suit to collect on the full value of the note, and Labor Smart has similarly filed suit against us seeking to halt collection efforts. The litigation is proceeding in the United States District Court for the Southern District of New York. Labor Smart has a history of operating losses and negative working capital and shareholders’ equity, which affected our valuation of the note.

13 Weeks Ended December 25, 2015

Summary of Operations:  Revenue decreased approximately $2.2 million or 9.0%, to $21.9 million from $24.0 in 2014. The decrease in revenue is due to the decline in demand for temporary staffing services in North Dakota.  During the thirteen weeks ended December 25, 2015 revenue from our branches in this region fell $3.5 million or 49.7% compared to the prior year. The year 2014 represented the peak of the oil and gas activity in this region as worldwide crude oil prices began to decline in the fiscal fourth quarter of  2014. This decline in economic activity in North Dakota had a significant impact on our revenues from this region.  Revenue from our remaining branches increased by approximately 8.2% over 2014

Cost of Staffing Services:  Cost of staffing services decreased approximately $750,000 to $16.2 million in 2015 from $16.9 million in 2014.  Cost of staffing services was 73.8% and 70.3% of revenue for 2015 and 2014, respectively.  The increase in the cost of staffing services as a percentage of revenue is primarily results from the reduction in higher margin revenue from the North Dakota region. Our workers compensation expense increased $200,000 in the fourth fiscal quarter of 2015 compare to the same period in 2014. Based on our improved claims history, during the fourth fiscal quarter of 2014 we recorded an actuarial reduction to our workers compensation liability resulting in a reduction to our workers compensation expense of approximately $400,000. This adjustment was not repeated in 2015.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 23.4% and 22.4% of revenue for 2015 and 2014, respectively.  The increase in SG&A is a result of increased hiring and training of employees to support future planned growth. During the fiscal fourth quarter we opened 3 new branches. The costs of the operating these branches including staff salaries, rent, utilities and supplies is included in SG&A costs.

Liquidity and Capital Resources

As of December 25, 2015, our current assets exceeded our current liabilities by approximately $14.6 million.  We had total current assets of approximately $18.9 million and current liabilities of $4.2 million. Included in current assets are cash of approximately $ 7.6 million and trade accounts receivable of $8.9 million.

Included in current liabilities is our factoring liability of approximately $480,000, accrued wages and benefits of approximately $1.4 million, and the current portion of workers’ compensation premiums and claims liability of approximately $1.2 million.

The factoring liability of approximately $480,000 and $2.9 million at December 25, 2015 and December 26, 2014, respectively, were used to fund operations. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $15 million at December 25, 2015. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2016. The agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At December 25, 2015 the effective interest rate was 3.18%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets. We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

Operating Activities: Net cash provided by operating activities totaled approximately $3.4 million in 2015, compared to approximately $7.8 million in 2014. This change was primarily driven by lower income in 2015 and a decrease in our deferred tax asset of approximately $924,000 compared to an increase of approximately $3.9 million in 2014.

Investing Activities:  Net cash used by investing activities totaled approximately $297,000 in 2015, compared to approximately a $246,000 used in 2014.

Financing Activities: Net cash used by financing activities totaled approximately $4.0 million in 2015 compared to approximately $4.7 million in 2014. Financing activity in 2015 includes approximately $2.4 million reduction in the balance of our factoring liability and $1.6 million in stock purchase under the company’s stock repurchase plan.

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

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2015 and 2014 both consisted of 52 weeks.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances and current economic data represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 or more days. At December 25, 2015 and December 26, 2014, our allowance for doubtful accounts was approximately $663,000 and $550,000, respectively.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 25, 2015 and December 26, 2014, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Income Taxes:We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations. In the event that we are assessed penalties and or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

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

Off-Balance Sheet Transactions: We currently have no off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders’ of Command Center, Inc.

We have audited the accompanying consolidated balance sheets of Command Center, Inc. as of the fiscal years December 25, 2015 and December 26, 2014, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the fiscal years ended December 25, 2015 and December 26, 2014. Command Center, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of fiscal years December 25, 2015 and December 26, 2014, and the results of its operations and its cash flows for the fiscal years ended December 25, 2015 and December 26, 2014 in conformity with accounting principles generally accepted in the United States of America.

PMB Helin Donovan, LLP

/s/PMB Helin Donovan, LLP

Seattle, WA

March 24, 2016

Command Center, Inc.
Consolidated Balance Sheets

	December 25, 2015	December 26, 2014
ASSETS
Current Assets
Cash	$7,629,424	$8,600,249
Accounts receivable, net of allowance for doubtful accounts	8,917,933	9,029,347
Notes Receivable	-	-
Prepaid expenses, deposits and other	292,352	260,242
Prepaid workers' compensation	756,005	581,355
Other receivables	-	7,949
Current portion of deferred tax asset	878,085	1,760,000
Current portion of workers' compensation deposits	398,319	1,114,000
Total Current Assets	18,872,118	21,353,142
Property and equipment - net	408,657	430,987
Deferred tax asset, less current portion	2,083,851	2,126,000
Workers' compensation risk pool deposit, less current portion	2,256,814	1,790,633
Goodwill	2,500,000	2,500,000
Total Assets	$26,121,439	$28,200,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$304,009	$546,247
Checks issued and payable	487,087	255,532
Account purchase agreement facility	479,616	2,900,104
Other current liabilities	323,222	249,445
Accrued wages and benefits	1,452,558	1,665,697
Current portion of workers' compensation premiums and claims liability	1,201,703	1,305,248
Total Current Liabilities	4,248,196	6,922,273
Long-Term Liabilities
Workers' compensation claims liability, less current portion	2,231,735	2,514,302
Total Liabilities	6,479,931	9,436,575
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
64,305,288 and 65,632,868 shares issued and outstanding, respectively	64,305	65,633
Additional paid-in capital	57,752,301	58,318,396
Accumulated deficit	(38,175,098)	(39,619,842)
Total Stockholders' Equity	19,641,508	18,764,187
Total Liabilities and Stockholders' Equity	$26,121,439	$28,200,762

Command Center, Inc.
Consolidated Statements of Income

	Fifty-Two Weeks Ended
	December 25, 2015	December 26, 2014
Revenue	$88,498,943	$91,839,846
Cost of staffing services	64,733,358	66,320,088
Gross profit	23,765,585	25,519,758
Selling, general and administrative expenses	20,603,745	18,491,561
Depreciation and amortization	171,511	540,746
Income from operations	2,990,329	6,487,451
Interest expense and other financing expense	(176,537)	(248,729)
Impairment of goodwill	-	(806,786)
Change in fair value of derivative liabilities	-	87
Net income before income taxes	2,813,792	5,432,023
Provision for income taxes	(1,100,633)	3,693,731
Net income	$1,713,159	$9,125,754

Earnings per share:
Basic	$0.03	$0.14
Diluted	$0.03	$0.14

Weighted average shares outstanding:
Basic	65,139,449	63,866,729
Diluted	66,095,168	65,588,413

Command Center, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock			Retained
	Shares	Par Value	APIC	Earnings (Deficit)	Total
Balance, December 27, 2013	59,711,242	$59,711	$56,099,875	$(48,745,596)	$7,413,990

Common stock issued for subsidiary	1,288,126	1,288	(1,288)	-	-
Common stock issued for the conversion of options	433,500	434	81,601	-	82,035
Common stock issued for the conversion of warrants	4,200,000	4,200	1,717,800	-	1,722,000
Stock based compensation expense	-	-	420,408	-	420,408
Net income for the year	-	-	-	$9,125,754	9,125,754
Balance, December 26, 2014	65,632,868	$65,633	$58,318,396	$(39,619,842)	$18,764,187

Common stock issued for the conversion of options	122,000	122	28,118	-	28,240
Cashless option exercise	190,972	191	32,275	(32,466)	-
Redemption of shares from cashless option exercise				(235,949)	(235,949)
Common stock issued for services	689,000	689	388,668	-	389,357
Stock based compensation expense	-	-	352,299	-	352,299
Common stock purchased and retired	(2,329,552)	(2,330)	(1,367,455)	-	(1,369,785)
Net income for the year	-	-	-	1,713,159	1,713,159
Balance, December 25, 2015	64,305,288	$64,305	$57,752,301	$(38,175,098)	$19,641,508

Command Center, Inc.
Consolidated Statements of Cash Flows

	Fifty-Two Weeks Ended
	December 25, 2015	December 26, 2014
Cash flows from operating activities
Net income	$1,713,159	$9,125,754
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	171,511	540,746
Change in allowance for doubtful accounts	82,495	(86,091)
Change in fair value of derivative liabilities	-	(87)
Stock based compensation	741,656	420,408
Impairment of Goodwill	-	806,786
Reserve on note receivable	175,000	-
Deferred tax asset	924,064	(3,886,000)
Changes in assets and liabilities:
Accounts receivable - trade	28,919	1,633,994
Restricted cash	-	25,619
Prepaid workers' compensation	(174,650)	(553,311)
Other receivables	7,949	19,984
Prepaid expenses, deposits and other	(32,109)	68,678
Loss on disposition of property and equipment	(18,271)	11,698
Workers' compensation risk pool deposits	249,500	(8,520)
Accounts payable	(242,238)	143,575
Checks issued and payable	231,555	65,702
Other current liabilities	74,963	(76,874)
Accrued wages and benefits	(213,138)	(51,538)
Workers' compensation premiums and claims liability	(386,113)	(442,380)
Net cash provided by operating activities	3,334,253	7,758,143
Cash flows from investing activities
Purchase of property and equipment	(124,621)	(245,709)
Purchase of note receivable	(175,000)	-
Proceeds from the sale of property and equipment	2,500	-
Net cash used in investing activities	(297,121)	(245,709)
Cash flows from financing activities
Payments on account purchase agreement facility	(2,420,487)	(5,150,529)
Purchase of treasury stock	(1,615,710)	-
Proceeds from the conversion of stock options	28,240	336,000
Proceeds from the exercise of common stock warrants	-	82,035
Net cash used by financing activities	(4,007,957)	(4,732,494)
Net increase (decrease) in cash	(970,825)	2,779,940
Cash, beginning of period	8,600,249	5,820,309
Cash, end of period	$7,629,424	$8,600,249
Non-cash investing and financing activities
Common stock issued for services	$73,000	$-
Cashless exercise of stock options	$42,500	$-
Warrant liability reclassified to stockholders' equity	$-	$1,386,000
Supplemental disclosure of cash flow information
Interest paid	$82,212	$113,829
Income taxes paid	$103,878	$226,202

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a Washington corporation initially organized in 2002. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trades applications. Our customers are primarily small to mid-sized businesses in the wholesale trades, manufacturing, hospitality, construction, retail and auto auction industries. We currently operate 57 stores located in 20 states. Our largest 10 customers represent approximately 25% of our revenue. We operate as: Command Center, Inc.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and our wholly-owned subsidiaries, Disaster Recovery Services, Inc. (“DR Services”), which is inactive, and ComStaff, Inc., which is dormant. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2015 and 2014 both consisted of 52 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2014 have been reclassified to conform to the 2015 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

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

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. At December 25, 2015, we held deposits in excess of FDIC insured limits of approximately $7.2 million.

Restricted Cash:  We maintained a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 days. At December 25, 2015 and December 26, 2014, our allowance for doubtful accounts was approximately $663,000 and $550,000, respectively.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 25, 2015 and December 26, 2014, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

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

Earnings per Share:  We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase of 3,633,500 and 5,641,500 shares of common stock at December 25, 2015 and December 26, 2014, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal. At December 25, 2015 and December 26, 2014, we had 955,719 and 1,721,685 dilutive shares relating to vested stock options, warrants, and shares to be issued for contingent consideration, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Fifty-Two Weeks Ended
	December 25,2015	December 26,2014
Weighted average number of common shares used in basic net income per common share	65,139,449	63,866,729
Dilutive effects of stock options	955,719	1,721,684
Weighted average number of common shares used in diluted net income per common share	66,095,168	65,588,413

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

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the fiscal years ended December 25, 2015 and December 26, 2014, advertising cost were included in selling, general and administrative expenses were approximately $44,000 and $25,000, respectively.

Concentrations:  For the fiscal year ended December 26, 2014 10.6% of our total revenue was from a single client. No single customer represented more than 10% of our revenue for the fiscal year ended December 25, 2015,  At December 25, 2015 and December 26, 2014 11.5% and 23.2% respectively, of total accounts payable was due to a single vendor.

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

Our financial instruments consist principally of a contingent liability.

Accounting Pronouncements – In May 2014, the Recent FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) and in August 2015 issued ASU 2015-14 Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance of ASU 2014-09. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. We are currently evaluating the impact of this new accounting standard on our consolidated financial statements.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20) - Simplifying Income Statement Presentation by Eliminating the Concepts of Extraordinary Items. ASU 2015-01 eliminates from U.S. GAAP the concept of extraordinary items, which, among other things, required an entity to segregate extraordinary items considered to be unusual and infrequent from the results of ordinary operations and show the item separately in the income statement, net of tax, after income from continuing operations. ASU 2015-01 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015 and is not expected to have a material effect on our operating results or financial condition.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10). The amendments in this Update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this Update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments in this Update eliminate certain disclosure requirements. The amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 on Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 was issued to increase transparency and comparability among organizations by recognizing lease assets and lease liability on the balance sheet and disclosing key information about leasing arrangements. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted. We are evaluating the effect that ASU 2016-02 will have on our consolidated financial statements and related disclosures.

NOTE 2 – NOTE RECEIVABLE

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

Based on its most recent financial statements available, there is substantial reason to doubt the ability of Labor Smart to repay the note.  In its most recent Form 10-Q filed on November 11, 2015, Labor Smart has reported negative working capital of approximately $5.2 million, an accumulated deficit of approximately $10.9 million, and 2015 year to date net loss of approximately $2.6 million.  Based on Labor Smart’s financial condition we have concluded that it is not probable the note will be repaid and we reduced the carrying value of the note to zero in the second quarter.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 25, 2015 and December 26, 2014:

	2015	2014
Leasehold improvements	$376,859	$335,229
Vehicles and machinery	88,721	99,509
Furniture and fixtures	123,570	29,507
Computer hardware and licensed software	437,729	419,469
Accumulated depreciations	(618,222)	(452,727)
Total property and equipment, net	$408,657	$430,987

During the fiscal year ended December 25, 2015 and December 26, 2014, we recognized approximately $171,000 and $153,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis is conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. In 2014, we recorded a decrease in goodwill of approximately $807,000 related to the write-down of assets acquired as part of the acquisition of DR Services in 2012. As of December 26, 2014 our purchased intangible assets were fully amortized.

During the fiscal year ended December 26, 2014, we recognized approximately $388,000 of amortization expense related to intangible assets.

We obtained our amortizable intangible asset as a result of the acquisition of DR Services in 2012 and the acquisition of on-demand labor stores in 2006 and 2007.

NOTE 5 – FACTORING AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million on December 25, 2015 and December 26, 2014. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Net accounts receivable sold pursuant to this agreement at December 25, 2015 and December 26, 2014 were approximately $480,000 and $2.9 million, respectively. The term of the current agreement is through April 7, 2016. The current agreement bears interest at the London Interbank Offered Rate plus 3.0% per annum. At December 25, 2015 the effective interest rate was 3.18%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At December 25, 2015, and December 26, 2014 we were in compliance with this covenant.

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

On April 1, 2012 to March 31, 2014 our workers’ compensation carrier was Dallas National Insurance in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage was a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of, $1.8 million as a non-depleting deposit as collateral for our self-insured claims.

From April 1, 2011 to March 31, 2012 our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, we maintained workers' compensation policies through AMS Staff Leasing II (“AMS”) for coverage in the non-monopolistic jurisdictions in which we operated. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under this policy, AMS provides re-insurance for covered losses and expenses in excess of $250,000 per claim. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $715,000. At December 25, 2015, our deposit with AMS was approximately $698,000.

For the two year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At December 25, 2015, our risk pool deposit with AIG was approximately $400,000.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary; actual claims paid; insurance premiums and administrative fees; and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $2.9 million and $3.4 million for the fiscal years ended December 25, 2015 and December 26, 2014, respectively.

The following reflects the changes in our workers’ compensation deposits and our workers’ compensation claims liability during the fiscal years ended December 25, 2015 and December 26, 2014:

	2015	2014
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$2,904,633	$2,896,113
Additional workers’ compensation deposits made during the period	32,264	130,000
Deposits applied to payment of claims during the period	(281,764)	(121,480)
Deposits available for future claims at the end of the period	$2,655,133	$2,904,633

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$3,628,302	$3,726,871
Claims paid during the period	(2,532,179)	(3,013,123)
Additional future claims liabilities recorded during the period	2,337,315	2,914,554
Estimated future claims liabilities at the end of the period	$3,433,438	$3,628,302

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:

In December 2015, we approved the issuance of 100,000 shares of common stock valued at $49,000 to our Board of Directors for partial payment of their services. These shares were not issued until the following year and are in “Other current liabilities” on our consolidated balance sheet.

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

In December 2014, we approved the issuance of 100,000 shares of common stock valued at $73,000 to our Board of Directors for partial payment of their services. These shares were not issued until the first quarter of 2015 and are included in “Other current liabilities” on our consolidated balance sheet and December 26, 2014.

The following warrants for our common stock were issued and outstanding on December 25, 2015 and December 26, 2014:

	2015	2014
Warrants outstanding at beginning of year	1,375,000	5,575,000
Expired	(1,375,000)	-
Exercised		(4,200,000)
Warrants outstanding at end of year	-	1,375,000

The warrants outstanding at December 26, 2014 expired unexercised on April 15, 2015.

Stock Repurchase:  In April 2015 the Board of Directors authorized a $5.0 million three year repurchase plan of our common stock.  During 2015 we purchased 2,329,552 shares of common stock at an aggregate price of approximately $1.4 million resulting in an average price of $0.60 per share under the plan. These share were then retired. We have approximately $3.6 million remaining under the plan.  The table below summarizes our common stock purchases during 2015.

	Total Shares Purchased	Average Price Per Share	Total number of share purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
June (May 23,2015 to June 26,2015)	373,313	$0.69	373,313	$4,742,000
July (June 27,2015 to July 24,2015)	259,214	$0.65	632,527	$4,570,000
August (July 25,2015 to August 21,2015)	452,500	$0.62	1,085,027	$4,120,000
September (August 22,2015 to September 25,2015)	804,283	$0.58	1,889,310	$3,320,000
October (September 26, 2015 to October 23, 2015)	164,396	$0.55	2,053,706	$3,734,363
November (October 24, 2015 to November 19, 2015)	96,870	$0.51	2,150,576	$3,684,960
December (November 20, 2015 to December 25, 2015)	178,976	$0.50	2,329,552	$3,595,472
Total	2,329,552	$0.60	2,329,552	$3,595,472

The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate net purchase price of $235,950. These shares were retired.

NOTE 8 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  We approved an equity compensation plan in 2008 permitting the grant of 6.4 million shares of common stock or options to employees for the purpose of attracting and motivating employees and officers.

During 2015 we granted 647,000 shares of restricted common stock to employees.  The shares vest on October 31, 2016 if the grantee is still then employed by our company.  We also granted 300,000 stock options to employees.  The options were granted with an exercise price of the fair market on the date of grant, seven year life and vesting over four years from the date of grant.

During 2014 we granted 785,000 shares of restricted common stock to employees.  The shares vest one year from the date of grants if the grantee is still employed by our company. In 2015, 589,000 of these shares vested and are included in shares outstanding, the remaining 196,000 shares were forfeited. We also granted 1,280,000 stock options to employees, officers and directors.  The options were granted with an exercise price of the fair market on the date of grant, seven year life and vesting over three to four years from the date of grant.  In addition we granted an officer 100,000 shares of restricted stock that vest over four years and an additional 100,000 shares that vest on the achievement of performance tied to the company’s stock price and trading volume.

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted average Grant Date Fair Value
Outstanding, December 27, 2013	4,000,500	$0.26	$0.21
Granted	1,280,000	0.70	0.38
Forfeited	(542,625)	0.40	0.33
Expired	(37,875)	0.33	0.40
Exercised	(433,500)	0.19	0.16
Outstanding, Decmber 26, 2014	4,266,500	0.38	0.25
Granted	300,000	0.70	0.31
Forfeited	(50,875)	0.41	0.28
Expired	(81,125)	0.35	0.28
Exercised	(801,000)	0.20	0.16
Outstanding, Decmber 25, 2015	3,633,500	$0.45	$0.28

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

	2015	2014
Expected term (years)	7.0	7.0
Expected volatility	41.3%	46.8% - 63.1%
Dividend yield	0.0%	0.0%
Risk-free rate	1.5%	1.7%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15%. During the fiscal year ended December 25, 2015 and December 26, 2014, we recognized share-based compensation expense of approximately $669,000 and $420,000 relating to the issuance of stock options, respectively.

The following table reflects a summary of our non-vested stock options outstanding at December 27, 2013 and changes during the fiscal years ended December 26, 2014 and December 25, 2015:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 27, 2013	2,646,375	$0.27	$0.22
Granted	1,280,000	0.70	0.38
Vested	(717,625)	0.23	0.19
Forfeited	(542,625)	0.40	0.33
Non-vested, December 26, 2014	2,666,125	0.46	0.28
Granted	300,000	0.70	0.31
Vested	(963,366)	0.46	,28
Forfeited	(40,875)	0.41	0.33
Non-vested, December 25, 2015	1,961,884	$0.50	$0.28

As of December 25, 2015, there was unrecognized share-based compensation expense totaling approximately $1.1 million relating to non-vested options and employee stock grants that will be recognized over the next 4 years.

The following summarizes information about the stock options outstanding at December 25, 2015:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,633,500	$0.45	4.21	$1,001,310
Exercisable	1,671,616	$0.39	4.27	$444,847

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 1.0 million shares of common stock to employees. No shares have been issued pursuant to this plan.

NOTE 9– INCOME TAX

The provision for deferred income taxes is comprised of the following:

	December 25, 2015	December 26, 2014
Current:
Federal	$15,114	$115,000
State	160,729	78,000
Deferred:
Federal	792,126	1,901,000
State	132,664	40,000
Change in valuation allowance	-	(5,827,731)
Provision for income taxes	$1,100,633	$(3,693,731)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 25, 2015	December 26, 2014
Current deferred tax assets and liabilities
Net operating loss (NOL)	$837,236	$1,714,000
Accrued Vacation	40,850	46,000
Total current deferred tax asset	878,085	1,760,000
Long-term deferred tax assets and liabilities
Workers' compensation claims liability	1,353,852	1,430,000
Depreciation	160,019	183,000
Bad debt reserve	249,581	217,000
Deferred Rent	33,053	11,000
Charitable contributions	-	1,000
NOL	-	35,000
AMT Credit	287,346	249,000
Total long-term deferred tax asset	2,083,851	2,126,000
Total deferred tax asset	2,961,936	3,886,000
Valuation allowance	-	-
Net deferred tax asset	$2,961,936	$3,886,000

Our federal and state net operating loss carryover of approximately $2.1 million will expire in the years 2028 through 2031. Our charitable contribution carryover will expire in the years 2015 through 2018.

Management estimates that our combined federal and state tax rates will be approximately 39%. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 25, 2015		December 26, 2014
Income tax expense (benefit) based on statutory rate	$664,106	34%	$1,847,000	34%
Permanent differences	246,264	13%	152,000	3%
State income taxes expense net of federal taxes	238,745	12%	118,000	2%
Change in valuation allowance	-	0%	(5,828,000)	-107%
Other	(48,482)	0%	17,000	0%
Total taxes (benefits) on income	$1,100,633	59%	$(3,694,000)	-63%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2010 through 2015.  We deduct interest and penalties as interest expense on the consolidated financial statements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. In May 2015, we executed the lease on this facility for a sixty five month term, expiring December 31, 2020, with an option to renew for two additional five year extensions. We pay approximately $10,800 per month for our office space which includes typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 25, 2015 are:

Year	Operating Lease Obligation
2016	$876,056
2017	480,209
2018	277,969
2019	173,491
2020	176,013
$1,983,738

Total lease expense for the fiscal years ended December 25, 2015 and December 26, 2014 were approximately $1.5 million and $1.3 million, respectively.

Legal Proceeding:  From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition and results of operations.

Collateral: For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of our collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The Receiver distributed pending individual claims for workers compensation to the state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants.  In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

During the second quarter of 2015, the Receiver requested court authorization to disburse funds to the state guaranty funds.  We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone Insurance is provided.  Distribution of funds by the Receiver to the state guaranty funds is now on hold, pending an accounting of Freestones Insurance’s assets and liabilities.  As a result of these developments, during the second quarter of 2015 we recorded a reserve of $250,000 on the deposit balance.  We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us.  However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements between us and our accountants on accounting and financial disclosure, and no changes in the consolidated financial statement presentation were required by the accountants.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 25, 2015, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of December 25, 2015.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 25, 2015 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.
PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of our directors and executive officers  are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3609 S Wadsworth Suite 250 Lakewood Colorado 80235. All of these individuals are citizens of the United States. Our Board of Directors currently consists of five directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed by the Board. No family relationships exist among any of our directors or executive officers.

Frederick Sandford, age 55	Chief Executive Officer, President and Director
Jeff Wilson, age 55	Principal Accounting Officer
Ronald L. Junck, age 68	Executive Vice President, Secretary and General Counsel
Richard Finlay, age 56	Director
John Schneller, age 50	Director
J.D. Smith, age 45	Director
John Stewart, age 59	Director

Frederick J. Sandford, age 55, was appointed as  our President and Chief Executive Officer on February 22, 2013, and was first elected as a director at the Company’s 2013 shareholders meeting. Mr. Sandford has over 30 years of leadership experience as CEO, President, or General Manager, guiding businesses in various stages, including startups, turnarounds and wind downs. He has led companies in diverse industries, including technology, industrial fabrication, security services, waste management and retail.  Prior to joining our company, he served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection.  Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company. He earned a BA in Psychology from the University of Massachusetts at Amherst.  He is a former U.S. Navy SEAL.

Jeff Wilson, age 55, has served as our Chief Financial Officer since September 2, 2014 and was also a director of Command Center, Inc., from September 2010 until July 2015.   Before joining the Company as an officer, Mr. Wilson served as Chief Financial Officer of Acumatica Inc., a privately held cloud-based ERP provider based in Kirkland, Washington. Prior to joining Acumatica, from April 2006, Mr. Wilson served as the Chief Financial Officer of Microvision, Inc., a publicly-traded technology company based in Redmond, Washington. Prior to this appointment, he had served as Microvision's Controller and Principal Accounting Officer since August 1999. Before joining Microvision, Mr. Wilson served from 1991 to 1999 in various accounting positions for Siemens Medical Systems, Inc., a developer and manufacturer of medical imaging equipment. Prior to 1991, Mr. Wilson served as a manager with the accounting firm Price Waterhouse (now PricewaterhouseCoopers). Mr. Wilson is a certified public accountant and holds a B.S. in Accounting from Oklahoma State University.

Ronald L. Junck,68, has been our Executive Vice President, Secretary and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Federal Claims.

Richard Finlay, age 56, was appointed to our Board of Deirectors on July 9, 2015. Mr. Finlay is currently Executive Vice President and CFO at Eastside Catholic School, a private school located in Sammamish, Washington. Mr. Finlay joined the school in September 2014 after spending 18 months working in Guatemala for a social enterprise manufacturing and distributing water filters. Prior to his work in Central America, Mr. Finlay served in senior leadership positions (either CEO or CFO) with a veterinary hospital group, a boat manufacturer, a fitness / nutrition focused company and an innovative early stage health care company. Additional experience includes more than 15 years’ experience in business development, finance and accounting with a Fortune 500 company as well as small and mid-size regional companies. Mr. Finlay’s non-profit experience includes serving on the board of directors and as interim CEO for the Humane Society for Seattle/King County. He is a 1984 graduate of the University of Washington earning a Bachelor of Arts in Business Administration.

John Schneller,age 50, was appointed to our Board of Directors on June 23, 2008. Mr. Schneller is a Partner at the investment banking firm of Scura Paley & Company LLC. Prior to joining Scura Paley Mr. Schneller was the Chief Financial Officer of iMedicor, Inc., an enterprise healthcare software company.  Prior to iMedicor Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, insurance companies, packaging and retail. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, MA, a Master's in Public Administration from Suffolk University in Boston and a Master's in Business Administration from the Johnson Graduate School of Management at Cornell University in Ithaca, NY.

JD Smith, age 45, has been a member of our Board of Directors since December 10, 2012. Mr. Smith has worked in real estate investment, construction and development since 1982. Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of real estate and investment and development businesses. He also serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions. From 2008 until 2012 he was Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona. From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc., and JD Smith Development, LLC. In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license. In 1993 he graduated from Arizona State University with a Bachelor’s of Science degree in Real Estate.

John Stewart, age 59, has been a member of our Board of Directors since November of 2013 and was elected as Chairman in December 2014. He has been the President of Glacial Holdings, Inc. and Glacial Holdings LLC, private multi-family residential and commercial real estate holding companies, and of Glacial Holdings Property Management, Inc., a private property management company since 1992.  Through a number of private entities, Mr. Stewart is an investor in various business enterprises.  During the past nine years, he has served as the chair of the Advisory Board of the Bank of North Dakota, a director of Corridor Investors, LLC, the Minot Family YMCA and the Minot Vocational Adjustment Workshop, and as a trustee of the Open Family Guidance Institute.  Mr. Stewart was employed as a Certified Public Accountant by the accounting firms of Arthur Andersen & Co. (from 1978 to 1980) and Brady, Martz & Associates P.C. (from 1980 to 1997).  Mr. Stewart has been a member of the Board of Trustees of Investors Real Estate Trust (NYSE – IRET) since 2004.

Corporate Governance Policies

In October 2015, the directors adopted and approved as policies of the Board, the Corporate Governance Guidelines, the Standards of Ethics and Business Conduct and the Policy on Roles and Responsibilities of the Chairman of the Board.  Those policies are each available on our website at www.commandonline.com and in print to any shareholder upon request.

Committees of the Board of Directors

Our Board of Directors established three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The composition and function of each of our committees complies with the rules of the SEC that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted a charter for the Audit Committee, Compensation Committee and Nominating and Governance Committee. Charters for each committee are available on our website at www.commandonline.com . The charter of each committee is also available in print to any shareholder upon request. The table below shows current membership for each of the standing Board committees.

Audit	Compensation	Nominating and Governance
John Stewart (Chair)	John Schneller (Chair)	J.D. Smith (Chair)
John Schneller	J.D. Smith	John Schneller
J.D. Smith	John Stewart	John Stewart

The committees are described below.

Audit Committee:  John Stewart (Chairman), John Schneller and J.D. Smith currently serve on the Audit Committee. The Audit Committee held four formal meetings in each 2015 and 2014,  and reviewed our quarterly filings and our annual filing and audit.  Additional discussions among committee members and meetings were held to discuss the   audit process and the preparation and review of the consolidated financial statements.

Our Board of Directors has determined that Mr. Stewart qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules.

Compensation Committee:  John Schneller (Chairman), J.D. Smith and John Stewart currently serve on the Compensation Committee. The Compensation Committee met on six occasions in 2015 and four occasions in 2014. The Compensation Committee is comprised of three non-employee directors. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Governance Committee:  J.D. Smith (Chairman), John Schneller and John Stewart currently serve on the Nominating and Corporate Governance Committee.  The Nominating and Corporate Governance Committee met on three occasions in 2015 and two occasions in 2014.

Director Nominations

The Board of Directors nominates directors for election at each annual meeting of stockholders and appoints new directors to fill vacancies when they arise. The Nominating and Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board of Directors for nomination or election.

One of the Board of Directors’ objectives in evaluating director nominations is to ensure that its membership is composed of experienced and dedicated individuals with a diversity of backgrounds, perspectives and skills. The Nominating and Governance Committee will select nominees for director based on their character, judgment, diversity of experience, business acumen, and ability to act on behalf of all stockholders. We do not have a formal diversity policy. However, the Nominating and Governance Committee endeavors to have a Board representing diverse viewpoints as well as diverse expertise at policy-making levels in many areas, including business, accounting and finance, marketing and sales, legal, government affairs, regulatory affairs, business development,  technology and in other areas that are relevant to our activities.

The Nominating and Governance Committee believes that nominees for director should have experience, such as those mentioned above, that may be useful to Command Center and the Board of Directors, high personal and professional ethics and the willingness and ability to devote sufficient time to carry out effectively their duties as directors. The Nominating and Governance Committee believes it appropriate for at least one, and, preferably, multiple, members of the Board of Directors to meet the criteria for an “audit committee financial expert” as defined by rules of the SEC, and for a majority of the members of the Board of Directors to meet the definition of “independent director” as defined by the NASDAQ Listing Rules. The Nominating and Governance Committee also believes it appropriate for key members of our management to participate as members of the Board of Directors. Prior to each annual meeting of stockholders, the Nominating and Governance Committee identifies nominees first by evaluating the current directors whose term will expire at the annual meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of the Board of Directors with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue in service, the Nominating and Governance Committee determines not to re-nominate the director, a vacancy is created on the Board of Directors as a result of a resignation, an increase in the size of the Board or other event, the Committee will consider various candidates for Board membership, including those suggested by the Committee members, by other Board members, by any executive search firm engaged by the Committee or by stockholders.

A stockholder who wishes to suggest a prospective nominee for the Board of Directors should notify Command Center’s Secretary, or any member of the Committee, in writing and include any supporting material the stockholder considers appropriate. Information to be in the notice includes the name and contact information for the candidate, the name and contact information of the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934 and the related rules and regulations under that Section.

Stockholder nominations must be made in accordance with the procedures outlined in, and must include the information required by, our Bylaws and must be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235. You can obtain a copy of our Bylaws by writing to the Secretary at this address.

Stockholder Communications with the Board of Directors

If you wish to communicate with the Board of Directors, you may send your communication in writing to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235. Please include your name and address in the written communication and indicate whether you are a stockholder of Command Center. The Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the appropriate director or directors or Committee of the Board of Directors based on the subject matter.

Board Leadership Structure

We have separate individuals serving as Chairman of the Board of Directors and our Principal Executive Officer. Mr. Sandford began serving as our Chief Executive Officer on February 22, 2013. The Board appointed Mr. Stewart to serve as the Chairman in December 2014. As Chief Executive Officer, Mr. Sandford manages the day-to-day affairs of the Company.

The principal role of the Chairman of the Board is to manage and to provide leadership to the Board of Directors of the Company. The Chairman is accountable to the Board and acts as a direct liaison between the Board and the management of the Company, through the Chief Executive Officer. The Chairman acts as the communicator for Board decisions where appropriate.

The Chairman is selected by the Board annually from among its members and serves for a period of one year or until his successor is elected. Understanding that separation of the roles of Chairman and CEO is an important element of strong corporate governance, the Board is committed to appointing a Chairman who is not also CEO.

Furthermore, the Board believes that the Chairman should be independent from management and free from any interest and any business or other relationships which could interfere with the Chairman’s independent judgment other than interests resulting being a shareholder and Director of the Company. Consequently, the Chairman should be independent, based upon the standards for determining independence as adopted by the Board in the Corporate Governance Guidelines.

The duties and responsibilities of the Chairman include the following:

–	To act as a liaison between management and the Board;

–	To provide independent advice and counsel to the CEO;

–	To keep abreast generally of the activities of the Company and its management;

–	To ensure that the Directors are properly informed and that sufficient information is provided to the Directors;

–	In concert with the CEO, to develop and set the agendas for meetings of the Board;

–	To act as chair at meetings of the Board;

–	To recommend an annual schedule of the date, time and location of Board and Committee meetings;

–	To sit on other Committees of the Board where appropriate as determined by the Board;

–	To call special meetings of the Board if and when necessary;

–	In concert with the CEO, to determine the date, time and location of the annual meeting of shareholders and to develop the agenda for the meeting;

–	To recommend to the Board, after consultation with the Directors and management, the appointment of members of the Committees of the Board;

–	To assess and make recommendations to the Board annually regarding the effectiveness of the Board as a whole, the Committees of the Board and individual Directors;

–	To ensure that regularly, upon completion of the ordinary business of a meeting of the Board, the Directors hold discussions without management present; and

–	To perform all duties as set forth in the Bylaws.

The Board believes that this structure is currently serving our Company well, and intends to maintain it where appropriate and practicable in the future. We have had varying board leadership models over our history. In past years, one person filled the positions of Chairman and Chief Executive Officer. More recently, beginning in December 2014, we have separated these positions. The Board believes that the right structure should be based on the needs and circumstances of our Company, the Board and our stockholders, and we believe having an independent director lead the Board best serves these interests.

The Board’s Role in Risk Oversight

The Board has a comprehensive enterprise risk management process in which management is responsible for managing our risks. The Board and its committees provide review and oversight in connection with these efforts. The Board recognizes that it is neither possible nor prudent to eliminate all risk. Purposeful and appropriate risk taking is essential for our Company to be competitive and to achieve its strategic objectives.

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

We believe our leadership structure, discussed in detail above, provides adequate risk oversight function. Our Chairman and  the various committees are actively involved in risk oversight. We maintain open communication between management and directors, and all directors are involved in the risk oversight function.

Director Compensation

The following table summarized the cash, equity awards, and all other compensation earned by each of our non-employee directors during the year ended December 25, 2015

Name	Fees Earned or Paid in Cash	Stock Award (1)	Option Award (2)	All Other	Total
John Stewart	$38,250	$9,800	$-	$4,282	$52,332
Richard Finlay	12,500	9,800	-	370	22,670
John Schneller	33,000	9,800	-	2,332	45,132
JD Smith	33,000	9,800	-	4,234	47,034
Ralph Peterson	12,500	9,800	-	-	22,300

(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2015 in accordance with GAAP. This amount represents shares awarded for service in 2015. The amounts were calculated using the closing price of our stock on the grant date.

(2)	This column represents the grant date fair value of options awarded to each non-employee director in 2015 in accordance with GAAP.

Compensation Committee Interlocks and Insider Participation

The following director and executive officer served as a member of the Compensation Committee during some or all of fiscal year 2014:  Jeff Wilson served as Chairman of the Audit Committee, as well as a member on the Compensation Committee and the Nominating and Governance Committee prior to the time of his appointment as Principal Accounting Officer on September 2, 2014.  He stepped down from all committee memberships on September 2, 2014 and stepped down from the Board of Directors on July 9, 2015.  Throughout fiscal year 2015, members on all three board committees included only independent directors with no material relationship with the Company, except as directors and as shareholders of the Company.

Attendance at Meetings

During 2015, our Board held six meetings and acted by unanimous written consent on four additional occasions. In fiscal year 2014, the Board held eight meetings and acted by unanimous written consent on three occasions.  Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

Code of Ethics

In October 2015, the Board of Directors adopted the Standards of Ethics and Business Conduct (the “Code of Ethics”). The Code of Ethics applicable to all directors, officers and employees of the Company.
The Code of Ethics is available on our website at www.commandonline.com and in print to any shareholder upon request.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities (“Reporting Persons”) to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 25, 2015. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2014, we believe that, during 2015,  the filing requirements under Section 16(a) of the Exchange Act were satisfied except the following instances.

Indebtedness of Management

No director or executive officer or nominee for director, or any member of the immediate family of such has been indebted to the Company during the past year.

Officer and Director Legal Proceedings

There are no legal proceedings involving our officers or directors.

Indemnification

Our By-Laws address indemnification of directors and officers. Washington law provides that Washington corporations may include within their Articles of Incorporation provisions eliminating or limiting the personal liability of their directors and officers in shareholder actions brought to obtain damages for alleged breaches of fiduciary duties, as long as the alleged acts or omissions did not involve intentional misconduct, fraud, a knowing violation of law or payment of dividends in violation of the Washington statutes. Washington law also allows Washington corporations to include in their Articles of Incorporation or Bylaws provisions to the effect that expenses of officers and directors incurred in defending a civil or criminal action must be paid by the corporation as they are incurred, subject to an undertaking on behalf of the officer or director that he or she will repay such expenses if it is ultimately determined by a court of competent jurisdiction that such officer or director is not entitled to be indemnified by the corporation because such officer or director did not act in good faith and in a manner reasonably believed to be in or not opposed to the best interests of the corporation. Our Articles of Incorporation provide that a director or officer is not personally liable to the Company or its shareholders for damages for any breach of fiduciary duty as a director or officer, except for liability for (i) acts or omissions which involve intentional misconduct, fraud or a knowing violation of law, or (ii) the payment of distribution in violation of Washington Business Corporation Act.

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

In past years, we did not have any executive compensation policies in place and our Board of Directors was responsible for annually evaluating individual executive performance. Historically, our Board of Directors reviewed and approved all of our compensation packages, and determined the appropriate level of each compensation component for each NEO based upon available compensation data. Our Board of Directors has also relied on its members’ business judgment and collective experience in our industry. Although it did not benchmark our executive compensation program and practices, our Board of Directors believes that our executive compensation levels have historically been well below compensation levels for comparable executives in other companies of similar size and stage of development in similar industries and locations. During 2014 and 2015 we expanded the elements of our executive compensation program to include the following:

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

Annual Bonus:In addition to base salaries, NEO compensation may include annual bonuses based on satisfactory achievement of performance objectives established by the Compensation Committee prior to or at the beginning of each fiscal year. The Compensation Committees objectives for 2014 were based upon positive cash flow for the Company. The executive bonus pool for 2014 is calculated by taking EBITDA, less a floor, multiplied by 35%. This pool is then distributed to the executive officers based upon their position. Similarly, the executive bonus plan for 2015 also bases the amount of the bonus pool on the EBITDA above $5.0 million, multiplied by 35%.  In 2015 we did not achieve the required EBITDA level and no executive bonuses were awarded.

Equity and Other Compensation:  We offer between $20,000 and $100,000 of Company paid life insurance to most employees, including officers depending on position within the Company. We also offer stock options and common share grants to employees and officers under our 2008 Stock Incentive Plan and the Employee Stock Purchase Plan.

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

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 25, 2015, and December 26, 2014 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensa-tion	All other compensa-tion	Total
Frederick Sandford (1)	2015	$253,923		$-	$-	$-	$138	$253,923
Chief Executive Officer and Director	2014	203,379	387,774	-	113,259	-	69	704,412
Jeff Wilson (2)	2015	200,000		-	-	-	138	200,000
Chief Financial Officer and Director	2014	63,187	159,957	67,000	247,230	-	46	537,374
Ron Junck	2015	185,000		-	-	-	762	185,000
Executive Vice President, General Counsel and a former Director	2014	185,000	193,887	-	-	-	381	378,887
Ralph E. Peterson	2015	-	-	-	-	-	-	-
Former Principal Accounting Officer and Former Director	2014	25,000	-	14,600	14,470	-	-	54,070

(1)
Frederick Sandford was appointed Chief Executive officer on February 22, 2013. His 2015 annual salary is $275,000 effective July 1, 2015.  From July 1,2014 to June 30, 2015 his annual salary was $235,000. Prior to that his initial base salary was $175,000.

(2)	Jeff Wilson was appointed Chief Financial Officer on September 2, 2014. His 2014 annual salary is $200,000.
(3)	Includes payments form company sponsored life insurance

Outstanding Equity Awards

The following table shows grants of options outstanding on December 25, 2015, the last day of our last completed fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

		Option awards
Name	Grant Date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Frederick Sandford	2/22/2013	750,000	750,000	$0.20	2/21/2023
	10/31/2014	75,000	225,000	0.67	10/30/2021
Jeff Wilson	9/2/2014	125,000	375,000	0.70	9/1/2021
	12/11/2014	30,000	30,000	0.73	12/10/2021
	5/10/2012	78,750	26,250	0.41	5/9/2017
Ralph E. Peterson	5/10/2012	30,000	10,000	0.41	5/9/2017

(1)	Options vest 25% per year on the anniversary of the grant date.

Option Exercises

During our fiscal year ended December 26, 2014, one of our directors exercised options for 105,000 shares of our common stock.  Ron Junck, our Executive Vice President, General Counsel and Secretary and Ralph Peterson, former Director and Chief Financial Officer, each exercised options for 250,000 shares in 2015.

Summary of Executive Employment Agreements

On October 13, 2015, we entered into an Executive Employment Agreement with Frederick Sandford (the “CEO Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $275,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii)  If there is a change in control (as defined in the Agreement), Mr. Sandford will continue to receive his Base Salary and Annual Bonus for 24 months after termination, together with vesting of all options granted. (iii) In the event of termination without cause (as defined in the CEO Agreement), Mr. Sandford would continue to receive his Base Salary for the longer of: 18 months following termination or the remainder of the then current term of the CEO Agreement. (iv) Noncompetition and confidentiality provisions are applicable under the CEO Agreement. (v) The effective date of the CEO Agreement is October 13, 2015, and continues for three years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

On September 2, 2014, we entered into an Employment Agreement with Jeff Wilson (the “CFO Agreement”).  The key terms of the Agreement are as follows: (i) A base salary of $200,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) We will make an initial grant of unvested options to acquire 500,000 shares of common stock. The options will vest in four equal annual installments of 125,000 options, effective beginning on the Vesting Commencement Date as set forth in the Notice of Stock Option Award. (iv) We will grant 100,000 shares of restricted stock.  The stock will vest in four equal annual installments of 25,000 shares each, effective beginning on September 2, 2015 and an additional 100,000 shares of restricted stock that will vest only if the company’s stock achieves certain performance milestones. (v) If there is a change in control (as defined in the CFO Agreement), Mr. Wilson will continue to receive his Base Salary and Annual Bonus for 12 months after termination, together with vesting of all options granted pursuant to the Agreement. In the event of termination without cause (as defined in the Agreement), Mr. Wilson would continue to receive his Base Salary for the longer of: 12 months following termination or the remainder of the then current Agreement. (vi) Noncompetition and confidentiality provisions are applicable under the CFO Agreement. (vii) The effective date of the CFO Agreement is September 2, 2014 and continues for two years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

There are no present or anticipated executive employment agreements with Ronald Junck, Executive Vice President and General Counsel. Ronald Junck receives a base salary of $185,000 per year, effective September 2011, plus performance based compensation as set by the Board.

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
(2) Includes base salary and bonus for 18 months.
(3) Includes base salary and bonus for 24 months.
(4) Includes base salary for six months.

Jeff Wilson, Principal Accounting Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)
Base Salary	$200,000	$200,000	$100,000
Bonus (1)	193,875	193,875	-
TOTAL	$393,875	$393,875	$100,000

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

In the case of Mr. Sandford, he will continue to receive his base salary and maximum base bonus for the remainder of the then-current term or 18 months, whichever is longer..  In the case of Mr. Wilson, he will continue to receive his base salary and bonus for the remainder of the then-current term or one year from termination, whichever is longer.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 63,716,288 shares of common stock issued and outstanding as of December 25, 2015.

Security Ownership of Non-Management Owners

Name and Address of Beneficial Owner (1) (2)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Glenn Welstad (3)	Common Stock	3,570,251	5.6%
Jerry Smith (4)	Common Stock	5,625,073	8.8%
Merle Redesky (5)	Common Stock	7,235,000	11.4%

(1)	The address of the non-management owners is: care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 3, 2015.

(3)	The number of shares comprising Mr. Welstad’s beneficial ownership is based upon the best information available to the Company as of March 2, 2015.
(4)	The number of shares comprising Mr. Smith’s beneficial ownership is based upon the written representations of his legal counsel.
(5)	The number of shares comprising Mr. Rydesky’s beneficial ownership is based upon the written representations of his legal counsel.

Security Ownership of Management

Name and Address of Beneficial Owner (1) (2)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Frederick Sandford (3)	Common Stock	1,395,000	2.2%
Jeff Wilson (4)	Common Stock	365,000	0.6%
Ronal Junck (5)	Common Stock	1,460,225	2.3%
Richard M. Finlay (6)	Common Stock	10,200	0.0%
John Schneller (7)	Common Stock	355,000	0.6%
J.D. Smith (8)	Common Stock	268,500	0.4%
John Stewart (9)	Common Stock	606,400	1.0%
All Officers and Directors as a Group	Common Stock	3,925,253	6.2%

(1)	The address of the NEOs and Directors is: care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 3, 2015.

(3)	Includes 195,000 shares held outright and options to purchase 1,200,000 shares. Does not include unvested options to purchase 600,000 shares.
(4)	Includes 80,000 shares held outright and options to purchase 285,000 shares. Does not include unvested options to purchase 446,250 shares.
(5)	Includes 1,353,148 shares held outright, 107,077 shares held indirectly, and no options to purchase shares.
(6)	Includes 10,200 shares held outright and no options to purchase shares.
(7)	Includes 275,000 shares held outright and options to purchase 80,000 shares. Does not include unvested options to purchase 30,000 shares.
(8)	Includes 196,000 shares held outright and options to purchase 72,500 shares. Does not include unvested options to purchase 72,500 shares.
(9)	Includes 40,000 shares held outright, 503,900 held indirectly and options to purchase 62,500 shares. Does not include unvested options to purchase 62,500 shares.

Equity Compensation Plans

At the annual meeting of shareholders held on January 20, 2009, the shareholders approved the adoption of the 2008 Employee Stock Incentive Plan and the Employee Stock Purchase Plan.

Securities authorized for issuance under equity compensation plans.

As of December 25, 2015 we had two equity compensation plans, namely the Command Center, Inc. 2008 Employee Stock Incentive Plan, and the Command Center, Inc.  2008 Employee Stock Purchase Plan, which have been approved by shareholders. On January 20, 2016 the plans expired and no new grants can be made under the plans. Grants made prior to the expiration remain in force according to the terms of the plan and the award agreement.  The following table provides information as of December 25, 2015 regarding our existing compensation plans and arrangements:

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of us.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material or significant Related Party Transactions during 2015.

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

As set forth in the written charter of the Audit Committee, any related person transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related persons include any director or executive officer, certain shareholders and any of their “immediate family members” (as defined by SEC regulations). In addition, the Board of Directors determines on an annual basis which directors meet the definition of independent director under the NASDAQ Marketplace Rules and reviews any director relationship that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Director Independence

The Board affirmatively determines the independence of each director and nominee for election as a director in accordance with certain criteria, which include all elements of independence set forth in the related Securities and Exchange Commission Rules and Regulations and the NASDAQ Marketplace Rules. As part of the Board Committee meetings and as they feel necessary or appropriate at full Board meetings, the independent directors routinely meet in executive session without management or any non-independent directors present.

Based on these standards and information provided by the Directors and Officers, the Board determined that  Richard Finlay, John Schneller,  J.D. Smith and John Stewart, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as shareholders of the Company.

Based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: Frederick Sandford is not independent because he is an employee of the Company and our Chief Executive Officer and President.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected PMB Helin Donovan as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ending December 25, 2015 and December 26, 2014.

The following table summarizes the fees that PMB Helin Donovan charged us for the listed services during 2015 and 2014:

Type of fee:	2015	2014
Audit fees (1)	$131,500	$114,500
Audit related fees (2)	-	-
Tax fees (3)	22,286	24,600
All other fees (4)	-	-
Total	$153,786	$139,100

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

(3)	The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form 8-K, as filed November 16, 2005
3.3	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form S-1, as filed January 14, 2008
3.4	Bylaws. Incorporated by reference to Exhibit 3(b) to Form SB-2, as filed May 7, 2001
3.5	Amendment to Bylaws. Incorporated by reference to Exhibit 3.2 to Form 8-K as filed November 16, 2005.
4.5	Form of Common Stock Share Certificate. Incorporated by reference to Exhibit 4.5 to Form S-1 as filed January 14, 2008
10.3	Employment agreement with Fredrick Sandford. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on October 13 ,2015
10.5	Employment agreement with Jeff Wilson. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on September 4, 2014.
10.9	2008 Employee Stock Incentive Plan. Incorporated by reference to Exhibit 99.1 to Form DEF 14A as filed December 15, 2008
10.10	Command Center, Inc. 2008 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 99.2 to Form DEF 14A as filed December 15, 2008
23.1	Consent of PMB Helin Donovan
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Accounting Officer-Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Frederick Sandford	Chief Executive Officer	Frederick Sandford	March 24, 2016
Signature	Title	Printed Name	Date

/s/Jeff Wilson	Principal Accounting Officer	Jeff Wilson	March 24, 2016
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Stewart	Director	John Stewart	March 24, 2016
Signature	Title	Printed Name	Date

/s/Richard Finlay	Director	Richard Finlay	March 24, 2016
Signature	Title	Printed Name	Date

/s/Frederick Sandford	Director	Frederick Sandford	March 24, 2016
Signature	Title	Printed Name	Date

/s/John Schneller	Director	John Schneller	March 24, 2016
Signature	Title	Printed Name	Date

/s/J.D. Smith	Director	J.D. Smith	March 24, 2016
Signature	Title	Printed Name	Date