Form 10-Q
period 2016-03-25
Command Center, Inc.
filed 2016-05-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 25, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at April 27, 2016:  63,415,208

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 25, 2016	December 25, 2015
ASSETS	(unaudited)
Current Assets
Cash	$5,091,674	$7,629,424
Restricted cash	30,456	-
Accounts receivable, net of allowance for doubtful accounts	9,281,188	8,917,933
Prepaid expenses, deposits and other	332,830	292,352
Prepaid workers' compensation	417,964	756,005
Other receivables	60,000	-
Current portion of deferred tax asset	878,085	878,085
Current portion of workers' compensation deposits	407,435	398,319
Total Current Assets	16,499,632	18,872,118
Property and equipment - net	371,876	408,657
Deferred tax asset, less current portion	2,220,812	2,083,851
Workers' compensation risk pool deposit, less current portion	2,256,814	2,256,814
Goodwill	2,500,000	2,500,000
Total Assets	$23,462,173	$26,121,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$248,450	$304,009
Checks issued and payable	206,764	487,087
Account purchase agreement facility	-	479,616
Other current liabilities	223,034	323,222
Accrued wages and benefits	1,003,556	1,452,558
Current portion of workers' compensation premiums and claims liability	853,513	1,201,703
Total Current Liabilities	2,535,316	4,248,196
Long-Term Liabilities
Workers' compensation claims liability, less current portion	1,912,705	2,231,735
Total Liabilities	4,448,022	6,479,931
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
63,802,431 and 64,305,288 shares issued and outstanding, respectively	63,802	64,305
Additional paid-in capital	57,664,206	57,752,301
Accumulated deficit	(38,713,857)	(38,175,098)
Total Stockholders' Equity	19,014,151	19,641,508
Total Liabilities and Stockholders' Equity	$23,462,173	$26,121,439

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Revenue	$19,066,524	$18,978,825
Cost of staffing services	14,349,976	13,610,288
Gross profit	4,716,548	5,368,547
Selling, general and administrative expenses	5,171,825	5,136,066
Depreciation and amortization	39,334	42,992
(Loss) income from operations	(494,611)	189,479
Interest expense and other financing expense	(40,381)	(41,250)
Net (loss) income before income taxes	(534,992)	148,229
Provision for income taxes	(3,769)	(66,691)
Net (loss) income	$(538,761)	$81,538

Earnings per share:
Basic	$(0.01)	$0.00
Diluted	$(0.01)	$0.00

Weighted average shares outstanding:
Basic	64,037,575	65,746,275
Diluted	64,037,575	67,005,044

See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Cash flows from operating activities
Net (loss) income	(538,761)	81,538
Adjustments to reconcile net income to net cash (used by) provided by operations:
Depreciation and amortization	39,334	42,992
Change in allowance for doubtful accounts	29,267	9,277
Stock based compensation	131,901	163,061
Common stock issued for services	-	73,000
Deferred tax asset	-	(12,000)
Changes in assets and liabilities:
Accounts receivable - trade	(392,522)	547,896
Restricted cash	(30,456)	(43,197)
Prepaid workers' compensation	338,042	(99,127)
Other receivables	(60,000)	5,843
Prepaid expenses, deposits and other	(40,478)	85,642
Workers' compensation risk pool deposits	240,885	(1,436)
Accounts payable	(55,560)	(132,169)
Checks issued and payable	(280,324)	153,322
Other current liabilities	(99,002)	257,747
Accrued wages and benefits	(449,002)	(501,321)
Workers' compensation premiums and claims liability	(667,220)	(85,059)
Net cash (used in) provided by operating activities	(1,833,897)	546,009
Cash flows from investing activities
Purchase of property and equipment	(3,738)	(38,315)
Net cash used in investing activities	(3,738)	(38,315)
Cash flows from financing activities
Payments on account purchase agreement facility	(479,616)	(929,996)
Purchase of treasury stock	(220,499)	(235,950)
Proceeds from the conversion of stock options	-	3,400
Net cash used by financing activities	(700,115)	(1,162,546)
Net increase (decrease) in cash	(2,537,750)	(654,852)
Cash, beginning of period	7,629,424	8,600,249
Cash, end of period	$5,091,674	$7,945,397
Non-cash investing and financing activities
Common stock issued for services	-	73,000
Cashless exercise of stock options	-	42,500
Supplemental disclosure of cash flow information
Interest paid	40,381	7,557
Income taxes paid	3,769	81,091

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 25, 2015. The results of operations for the thirteen weeks ended March 25, 2016 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of March 25, 2016 and December 25, 2015, we held deposits in excess of FDIC insured limits of approximately $4.6 million and $7.2 million, respectively.

Concentrations:  At December 25, 2015, 11.5% of accounts payable was due to a single vendor.  There were no concentrations in accounts payable at March 25, 2016. At March 25, 2016 two customers represented 20.2% and 10.7% of accounts receivable, respectively. There was no concentration in accounts receivable at December 25, 2015.

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

Recent Accounting Pronouncements:  Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended March 25, 2016, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at March 25, 2016 and March 27, 2015 were 3,633,500 and 5,106,000 respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Weighted average number of common shares used in basic net income per common share	64,037,575	65,746,275
Dilutive effects of stock options		1,258,769
Weighted average number of common shares used in diluted net income per common share	64,037,575	67,005,044

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million, at March 25, 2016. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. At March 25, 2016 there were no outstanding accounts receivable sold under this agreement.  The original term of the agreement was through April 7, 2016. The agreement was extended 60 days through June 7, 2016 in order to allow both parties additional time complete and review the renewal documents. The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At March 25, 2016, the effective interest rate was 3.42%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At March 25, 2016, we had an outstanding letter of credit in the amount of $5.7 million issued under this agreement which we use as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At March 25, 2016, we were in compliance with this covenant.

NOTE 4 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our account purchase agreement.  For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At March 25, 2016 and December 25, 2015, we had cash collateral deposits of approximately $2.4 million. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.1 million at March 25, 2016.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $800,000 and $330,000 for the thirteen week periods ended March 25, 2016 and March 27, 2015, respectively.  During the first quarter of 2015 we recognized an approximate $400,000 cumulative benefit from the actuarial adjustment to our prior year’s workers compensation liability.

NOTE 5 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan expired in January 2016.  Outstanding awards continue to remain in effect according to the terms of the plan and the award documents.  The Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 2,121,616 and 1,256,250 options vested at March 25, 2016 and March 27, 2015, respectively.

The following table summarizes our stock options outstanding at December 25, 2015 and changes during the period ended March 25, 2016:

		Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted average Grant Date Fair Value
Outstanding, Decmber 25, 2015		3,633,500	$0.45	$0.28
	Granted	-	-	-
	Forfeited	-	-	-
	Expired	-	-	-
	Exercised	-	-	-
Outstanding, March 25, 2016		3,633,500	0.45	0.28

The following table summarizes our non-vested stock options outstanding at December 25, 2015, and changes during the period ended March 25, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 25, 2015	1,961,884	$0.50	$0.28
Granted
Vested	(450,000)	0.28	0.19
Forfeited
Non-vested, December 25, 2015	1,511,884	$0.56	$0.31

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at March 25, 2016:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,633,500	$0.45	5.49	$1,001,310
Exercisable	2,121,616	$0.37	5.26	$528,340

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $132,000 and $163,000 for the thirteen week periods ended March 25, 2016 and March 27, 2015, respectively. At March 25, 2016, there was unrecognized share-based compensation expense totaling approximately $475,000 relating to non-vested options that will be recognized over the next 3.0 years.

Stock Repurchase:  In April 2015, the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  During the first quarter we have purchased 502,837 shares of common stock at an aggregate price of approximately $220,000 resulting in an average price of $0.44 per share under the plan. These share were then retired. We have approximately $3.4 million remaining under the plan.  The table below summarizes our common stock purchases during the first quarter of 2016.

	Total Shares Purchased	Average Price Per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January (December 26, 2015 to Janurary 22, 2016)	162,037	$0.44	2,491,589	$3,522,252
Febuary (January 23,2016 to Feburary 19, 2016)	174,300	$0.45	2,665,889	$3,440,816
March (Febuary 20, 2016 to March 25, 2016)	166,500	$0.43	2,832,389	$3,367,430
Total	502,837	$0.44	2,832,389	$3,367,430

From March 26, 2016 to April 27, 2016 we repurchased 387,243 shares of common stock for approximately $162,000 under our repurchase plan.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 25, 2015.

Collateral:
For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command funds as collateral.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The Receiver distributed pending individual claims for workers compensation to the state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants.  In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.  We review these deposits at each balance sheet date and as of March 25, 2016, we recorded an additional $250,000 reserve on our deposit balance.

From about July 1, 2008 until April 1, 2011, in most states our workers compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National.  Claims that remain open from this time period have also been distributed by the Receiver to the state guaranty funds.  In one instance, the State of Minnesota has denied liability for payment of a workers compensation claim that arose in 2010 and is in excess of our deductible.  In the first quarter of this year, we settled the individual workers compensation case and have legally challenged the State’s denial of liability.

During the second quarter of 2015, the Receiver requested court authorization to disburse funds to the state guaranty funds.  We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided.  Distribution of funds by the Receiver to the state guaranty funds is now on hold, pending an accounting of Freestones’ assets and liabilities.  As a result of these developments, during the second quarter of 2015 we recorded a reserve of $250,000 on the deposit balance.  We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us.  However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements:  This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 25, 2015 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

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

At March 25, 2016, we owned and operated 59 on-demand labor stores in 20 states.

Results of Operations

The following table reflects operating results for the thirteen week periods ended March 25, 2016 compared to the thirteen week period ended March 27, 2015 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended
	March 25, 2016		March 27, 2015
Total Operating Revenue	$19,067		$18,979
Cost of Staffing Services	14,350	75.3%	13,610	71.7%
Gross profit	4,717	24.7%	5,369	28.3%
Selling, general and administrative expenses	5,172	27.1%	5,136	27.1%
Depreciation and amortization	39	0.2%	43	0.2%
Income from operations	(494)	-2.6%	189	1.0%
Interest expense and other financing expense	(40)	-0.2%	(41)	-0.2%
Net income before income taxes	(534)	-2.8%	148	0.8%
Provision for income taxes	(4)	0.0%	(67)	-0.4%
Net income	$(538)	-2.8%	$82	0.4%
Non-GAAP Data
EBITDA	$(323)	-1.7%	$396	2.1%
ADJUSTED EBITDA	$(74)	-0.4%	396	2.1%

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation (EBITDA) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, and non-cash compensation. Adjusted earnings before interest, taxes, depreciation and amortization, and non-cash compensation (Adjusted EBITDA) is a non-GAAP measure that represents net income attributable to Command before interest expense, income tax benefit (expense), depreciation and amortization, non-cash compensation and certain non-recurring charges. We utilize EBITDA and Adjusted EBITDA as financial measures as management believes investors find them to be useful tools to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe these metrics are useful complements to net income and other financial performance measures. EBITDA and Adjusted EBITDA are not intended to represent net income as defined by U.S. generally accepted accounting principles (“GAAP”), and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

We use EBITDA and Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation and certain non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, EBITDA and Adjusted EBITDA measure our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA and Adjusted EBITDA provide a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA and Adjusted EBITDA measure the financial performance of our operations without regard to their historical cost. By excluding stock based compensation, EBITDA and Adjusted EBITDA provide a basis for measuring the financial performance of our operations. In addition, by excluding certain nonrecurring charges Adjusted EBITD provides a basis for measuring financial performance without unusual nonrecurring charges. For all of these reasons, we believe that EBITDA and Adjusted EBITDA provide us and investors with information that is relevant and useful in evaluating our business. However, because EBITDA and Adjusted EBITDA exclude depreciation and amortization, they do not measure the capital we require to maintain or preserve our fixed assets. In addition, EBITDA and Adjusted EBITDA do not reflect interest expense, and do not take into account the total amount of interest we pay on outstanding debt, nor do they show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to EBITDA and Adjusted EBITDA as reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define those terms. Because we use EBITDA and Adjusted EBITDA to evaluate our financial performance, we reconcile them to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
EBITDA	$(323)	$396
Interest expense and other financing expense	(40)	(41)
Depreciation and amortization	(39)	(43)
Provision for income taxes	(4)	(67)
Non-cash compensation	(132)	(163)
Net income (loss)	$(538)	$82

The following is a reconciliation of Adjusted EBITDA to net income for the periods presented:

	Thirteen Weeks Ended
	March 25, 2016	March 27, 2015
Adjusted EBITDA	(74)	396
Adjustments:
Non-cash compensation	(132)	(163)
Non-cash taxes	(4)	(67)
Depreciation and amortization	(39)	(43)
Interest expense and other financing expense	(40)	(41)
Reserve for workers compensation deposit	(250)
Net Adjustments:	(465)	(314)
Net (Loss) Income (GAAP measure)	$(538)	$82

Thirteen Weeks Ended March 25, 2016

Summary of Operations:  Revenue for the thirteen weeks ended March 25, 2016 was $19.1 million, an increase of approximately $ 87,000 or 0.5%, when compared to the first quarter of 2015.  Revenue from our branches outside North Dakota increased by approximately 10.0% from the first quarter of 2015. Revenue from our branches in North Dakota fell by approximately $1.5 million or 43.4% from the first quarter of 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota.  As revenue from North Dakota declines, the region will have less impact on our overall revenue and operations.  Improving same store sales has been an operating objective for us as a way to increase revenue and profitability without incurring the costs associated with opening additional branches.

Our branches serve a wide variety of clients and industries across 20 states. Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy.  We strive to increase the diversity of clients and industries we service at both the branch and the company level.  We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services:  Cost of staffing services was 75.3% and 71.7% of revenue for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.  The increase is primarily a result from a reduction in higher margin revenue from the North Dakota region.  In addition workers compensation expense increased to 4.0% of revenue for the thirteen weeks ended March 25, 2016 compared to 1.7% a year ago. During the first quarter of 2015 we recognized an approximate $400,000 cumulative benefit from the actuarial adjustment to our prior year’s workers compensation liability. There can be fluctuations in the quarterly workers compensation expense as a result of changes to the mix of work performed during the quarter, changes in our claims history and changes in actuarial assumptions.  Overall our workers compensation expense continues to trend lower.

Selling, General and Administrative Expenses (“SG&A”):  SG&A expenses were 27.1% and 27.1% of revenue for the thirteen weeks ended March 25, 2016 and March 27, 2015, respectively.  As a result of the seasonality factors impacting our business, revenue in the first quarter is typically lower than in the other quarters.  Allocating SG&A costs over a lower revenue base in the first quarter typically results in greater SG&A when expressed as a percent of revenue.  During the first quarter of 2016 we recorded an additional reserve of $250,000 on our workers compensation deposits.  We plan to aggressively pursue the return of our collateral deposits.

Liquidity and Capital Resources

Cash used by operating activities totaled approximately $1.8 million during the thirteen weeks ended March 25, 2016, as compared cash provided by operating activities of approximately $546,000 in 2015. The significant changes in cash used by or provided by operating activities include the net loss for the thirteen weeks ended March 25, 2016 of approximately $538,000 compared to net income of $81,000 for the prior year.  Accounts receivable increased approximately $392,000 during the thirteen week period ended March 25, 2016 compared to a $548,000 decrease in 2015. In addition, during the 13 weeks ended March 31, 2016 we paid approximately $667,000 in workers compensation claims that had been previously accrued.

Cash used in investing activities totaled approximately $4,000 for the period ended March 25, 2016 compared to $38,000 in 2015. In both periods cash was used to purchase additional property and equipment and in 2015.

Cash used in financing activities totaled approximately $700,000 and approximately $1.2 million during the first thirteen weeks of 2016 and 2015, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. In addition, we purchased and retired approximately $220,000 and $236,000 in treasury stock during the first quarter of 2016 and 2015, respectively.

In April 2015 the Board of Directors authorized a $5.0 million three year program for repurchase of our common stock.  During the first quarter of 2016 we purchased 502,837 shares of common stock at an aggregate price of approximately $220,000 resulting in an average price of $0.44 per share. These share were then retired. We have approximately $3.4 million remaining under the plan.

Accounts Receivable: At March 25, 2016 we had total current assets of approximately $16.4 million. Included in current assets are trade accounts receivable of approximately $9.3 million (net of allowance for bad debts of approximately $660,000). Weighted average aging on our trade accounts receivable at March 25, 2016 was 44 days compared to 31 days at March 27, 2015. We have taken steps to improve our collections, including additional staff in accounts receivable and tighter review of credit. Bad debt expense was approximately $29,000 for the thirteen weeks ended March 25, 2016 compared to approximately $71,000 during the same time period in 2015.

Financing:  We have an account purchase agreement in place which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $15 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest.  At March 25, 2016 there were no outstanding accounts receivable sold under this agreement.  The original term of the agreement was through April 7, 2016. The agreement was extended 60 days through June 7, 2016 in order to allow both parties additional time to complete and review the renewal documents.  The agreement bears interest at the London Interbank Offered Rate (LIBOR) plus 3.0% per annum. At March 25, 2016, the effective interest rate was 3.42%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.75% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such asset. We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

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

Item 1A. Risk Factors

There have been no material changes from the Risk Factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 25, 2015 filed with the Securities and Exchange Commission on March 24, 2016.

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	May 11, 2016
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Principal Accounting Officer	Jeff Wilson	May 11, 2016
Signature	Title	Printed Name	Date