Form 10-Q
period 2016-06-24
Command Center, Inc.
filed 2016-08-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 24, 2016

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at July 29, 2016: 61,923,061

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 24, 2016	December 25, 2015
	(Unaudited)
ASSETS
Current Assets
Cash	$2,233,575	$7,629,424
Restricted cash	170,327	-
Accounts receivable, net of allowance for doubtful accounts	10,503,699	8,917,933
Prepaid expenses, deposits and other	312,881	292,352
Prepaid workers' compensation	527,591	756,005
Other receivables	-	-
Current portion of deferred tax asset	878,085	878,085
Current portion of workers' compensation deposits	406,219	398,319
Total Current Assets	15,032,378	18,872,118
Property and equipment - net	552,094	408,657
Deferred tax asset, less current portion	2,023,851	2,083,851
Workers' compensation risk pool deposit, less current portion	2,006,814	2,256,814
Goodwill	3,809,938	2,500,000
Intangible assets - net	648,238	-
Total Assets	$24,073,312	$26,121,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$353,670	$304,009
Checks issued and payable	385,547	487,087
Account purchase agreement facility	398,252	479,616
Other current liabilities	442,634	323,222
Contingent liability	-	-
Accrued wages and benefits	867,157	1,452,558
Current portion of workers' compensation premiums and claims liability	966,332	1,201,703
Total Current Liabilities	3,413,592	4,248,196
Long-Term Liabilities
Warrant liabilities	-	-
Workers' compensation claims liability, less current portion	1,912,705	2,231,735
Total Liabilities	5,326,298	6,479,931
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
62,298,961 and 64,305,288 shares issued and outstanding, respectively	62,299	64,305
Additional paid-in capital	57,119,952	57,752,301
Accumulated deficit	(38,435,236)	(38,175,098)
Total Stockholders' Equity	18,747,015	19,641,508
Total Liabilities and Stockholders' Equity	$24,073,312	$26,121,439

 See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Revenue	$21,675,874	$22,804,235	$40,742,446	$41,783,060
Cost of staffing services	16,223,788	16,615,458	30,577,834	30,225,746
Gross profit	5,452,086	6,188,777	10,164,612	11,557,314
Selling, general and administrative expenses	5,018,879	5,212,940	10,186,680	10,349,006
Depreciation and amortization	61,712	43,224	101,045	86,216
Income from operations	371,495	932,613	(123,113)	1,122,092
Interest expense and other financing expense	(36,643)	(71,685)	(77,024)	(112,935)
Impairment of goodwill	-	-	-	-
Change in fair value of derivative liabilities	-	-	-	-
Net income before income taxes	334,852	860,928	(200,137)	1,009,157
Provision for income taxes	(60,000)	(330,787)	(60,000)	(397,478)
Net income	$274,852	$530,141	$(260,137)	$611,679

Earnings per share:
Basic	$0.00	$0.01	$(0.00)	$0.01
Diluted	$0.00	$0.01	$(0.00)	$0.01

Weighted average shares outstanding:
Basic	63,558,745	65,922,974	63,781,844	65,834,624
Diluted	64,317,089	67,270,422	63,781,844	67,159,337

 See accompanying notes to consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Twenty Six Weeks Ended
	June 24, 2016	June 26, 2015
Cash flows from operating activities
Net income (loss)	$(260,137)	$611,679
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	101,045	86,216
Change in allowance for doubtful accounts	82,040	94,621
Change in fair value of derivative liabilities	-	-
Stock based compensation	245,812	325,490
Common stock issued for services	-	73,000
Reserve on note receivable	-	175,000
Deferred tax asset	60,000	287,000
Changes in assets and liabilities:
Accounts receivable - trade	(1,075,136)	(1,316,992)
Restricted cash	(229,327)	(8,951)
Prepaid workers' compensation	328,414	(515,185)
Other receivables	-	(213)
Prepaid expenses, deposits and other	(120,529)	(266,336)
Loss on disposition of property and equipment	-	(2,271)
Workers' compensation risk pool deposits	242,100	222,392
Accounts payable	49,661	(210,272)
Checks issued and payable	(101,541)	183,380
Other current liabilities	(181,204)	18,498
Accrued wages and benefits	(585,401)	(531,804)
Workers' compensation premiums and claims liability	(554,400)	(326,565)
Net cash used by operating activities	(1,998,604)	(1,101,313)
Cash flows from investing activities
Cash paid for acquisition	(1,980,000)	-
Purchase of property and equipment	(38,525)	(39,197)
Purchase of note receivable	-	(175,000)
Proceeds from the sale of property and equipment	-	2,500
Net cash used in investing activities	(2,018,525)	(211,697)
Cash flows from financing activities
Changes to account purchase agreement facility	(81,365)	(1,660,182)
Purchase of treasury stock	(880,167)	(488,108)
Proceeds from the conversion of stock options	-	12,240
Proceeds from the exercise of common stock warrants	-	-
Proceeds from notes payable	(417,189)	-
Net cash used by financing activities	(1,378,721)	(2,136,050)
Net increase (decrease) in cash	(5,395,849)	(3,449,060)
Cash, beginning of period	7,629,424	8,600,249
Cash, end of period	$2,233,575	$5,151,188
Non-cash investing and financing activities
Common stock issued for services	1,700	73,000
Cashless exercise of stock options	-	42,500
Warrant liability reclassified to stockholders' equity	-	-
Supplemental disclosure of cash flow information
Interest paid	52,072	30,594
Income taxes paid	-	103,878

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 25, 2015. The results of operations for the thirteen and twenty-six weeks ended June 24, 2016 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents: Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of June 24, 2016 and December 25, 2015, we held deposits in excess of FDIC insured limits of approximately $1.7 million and $7.2 million, respectively.

Concentrations: At December 25, 2015, 11.5% of accounts payable was due to a single vendor.
One vendor represented 16.6% of accounts payable and a second vendor represented 14.2% of the balance at June 24, 2016.

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

Recent Accounting Pronouncements: Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended June 24, 2016, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 24, 2016 and June 26, 2015 were 3,626,000 and 3,687,500, respectively.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Weighted average number of common shares used in basic net income per common share	63,558,745	65,922,974	63,781,844	65,834,624
Dilutive effects of stock options	758,344	1,347,488	-	1,324,713
Weighted average number of common shares used in diluted net income per common share	64,317,089	67,270,462	63,781,844	67,159,337

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

In May 2016, we signed a new Account Purchase Agreement with our lender, Wells Fargo Bank, N.A. The agreement allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. At June 24, 2016 the gross value of accounts receivable sold under this agreement was approximately $398,252. The term of the agreement is through April 7, 2018. The agreement bears interest at the Daily One Month London Interbank Offered Rate (LIBOR) plus 2.5% per annum. At June 24, 2016, the effective interest rate was 2.95%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At June 24, 2016, we had an outstanding letter of credit in the amount of $5.7 million issued under this agreement which we use as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 24, 2016, we were in compliance with this covenant.

NOTE 4 – ACQUISITION

On June 3, 2016 we purchased substantially all the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing from offices located in Little Rock, Arkansas and Oklahoma City, Oklahoma.  We acquired by all of the assets used in connection with the operation of the two staffing offices.  In addition, we assumed liabilities for future payments due under the leases for the two offices, amounts owed on motor vehicles acquired, and the amount due on their receivables factoring line. This transaction was accounted for under the purchase method in accordance with FASB Accounting Standards Codification Topic ASC 805, Business Combinations.

The aggregate consideration paid for Hanwood was $2,704,410, paid as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of $504,410.

In connection with the acquisition of Hanwood, we identified and recognized an intangible asset of $659,563 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight line basis over their estimated life of four (4) years and, the non-compete agreement is amortized over its two year term. During the thirteen and twenty six weeks ended June 24, 2016, we recognized amortization expense of $11,325. We will recognize amortization expense of $101,930 in the remainder of fiscal year ending 2016, $196,309 in the fiscal year ending 2017, $160,058 in the fiscal year ending 2018, $133,474 in the fiscal years 2019 and $56,469 in the fiscal years 2020. At June 24, 2016, the intangible asset balance, net of accumulated amortization, is $648,240.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition:

ASSETS:
Current assets	$568,600
Fixed assets	194,633
Intangible assets	659,565
Goodwill	1,309,938
Total	$2,732,736

LIABILITIES:
Current liabilities	$752,735
Net purchase price	$1,980,000

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our Account Purchase Agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At June 24, 2016 and December 25, 2015, we had net cash collateral deposits of approximately $2.4 million. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.1 million at June 24, 2016. Included in workers’ compensation risk pools deposits is $2.0 million, net of an allowance of $0.5 million, which has been determined to be impaired (Note 7).

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $1.7 million and $972,000 for the twenty-six week periods ended June 24, 2016 and June 26, 2015, respectively. During the first two quarters of 2015 we recognized an approximate $700,000 cumulative benefit from the actuarial adjustment to our prior year’s workers compensation liability.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. The Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 2,168,500 and 1,300,000 options vested at June 24, 2016 and June 26, 2015, respectively.

The following table summarizes our stock options outstanding at December 25, 2015 and changes during the period ended June 24, 2016:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted average Grant Date Fair Value
Outstanding, Decmber 25, 2015	3,633,500	$0.45	$0.28
Granted	-	-	-
Forfeited	(7,500)	0.41	0.33
Expired	-	-	-
Exercised	-	-	-
Outstanding, June 24, 2016	3,626,000	0.45	0.28

The following table summarizes our non-vested stock options outstanding at December 25, 2015, and changes during the period ended June 24, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 25, 2015	1,961,884	$0.50	$0.28
Granted
Vested	(496,884)	0.30	0.20
Forfeited	(7,500)	0.41	0.33
Non-vested, June 24, 2016	1,457,500	$0.56	$0.31

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 24, 2016:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,626,000	$0.45	4.97	$1,001,194
Exercisable	2,168,500	$0.37	4.81	$543,959

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $114,000 and $163,000 for the thirteen week, and $246,000 and $326,000 for the twenty-six week periods ended June 24, 2016 and June 26, 2015, respectively. At June 24, 2016, there was unrecognized share-based compensation expense totaling approximately $285,000 relating to non-vested options and restricted share grants that will be recognized over the next 2.7 years.

Stock Repurchase:  In April 2015, the Board of Directors authorized a $5.0 million three year repurchase of our common stock. During the second quarter of 2016 we purchased 1,660,627 shares of common stock at an aggregate price of approximately $660,000, resulting in an average price of $0.40 per share under the plan. These shares were then retired. We have approximately $2.7 million remaining under the plan. The table below summarizes our common stock purchases during the second quarter of 2016.

	Total Shares Purchased	Average Price Per Share	Total number of share purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
April (March 26, 2016 to April 22, 2016)	329,961	$0.41	3,162,350	$3,239,059
May (April 23,2016 to May 20, 2016)	264,563	$0.44	3,426,913	$3,122,455
June (May 21, 2016 to June 24, 2016)	1,066,103	$0.38	4,493,016	$2,713,809
Total	1,660,627	$0.40	4,493,016	$2,713,809

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 25, 2015.

Freestone Insurance Company Liquidation:
For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are ultimately responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance provided written confirmation to us that it continued to hold $1.8 million of Command funds as collateral and stated that an additional $200,000 was held at another insurance provider.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The Receiver distributed pending individual claims for workers compensation benefits to the state guaranty funds for administration. In many cases, the respective state guaranty funds have made payments directly to the claimants. In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

From about July 1, 2008 until April 1, 2011, in most states our workers compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the Receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of this year, we settled the individual workers compensation case and have legally challenged the State’s denial of liability.

During the second quarter of 2015, the Receiver requested court authorization to disburse funds to the state guaranty funds. We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided. Distribution of funds by the Receiver to the state guaranty funds remains on hold. As a result of these developments, during the second quarter of 2015 we recorded a reserve of $250,000 on the deposit balance. We review these deposits at each balance sheet date and as of June 24, 2016, we recorded an additional $250,000 reserve on our deposit balance.

On July 5, 2016, the receiver filed the First Accounting with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets of $87.7 million as of December 31, 2015.

In late 2015, we filed timely proofs of claim with Receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-colateral items. We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us.  However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

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
At June 24, 2016, we owned and operated 61 on-demand labor stores in 21 states.
Results of Operations

The following table reflects operating results for the thirteen week period ended June 24, 2016 compared to the thirteen-week period ended June 26, 2015 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Twenty Six Weeks Ended
	June 24, 2016		June 26, 2015		June 24, 2016		June 26, 2015
Total Operating Revenue	$21,676		$22,804		$40,742		$41,783
Cost of Staffing Services	16,224	74.8%	16,615	72.9%	30,578	75.1%	30,226	72.3%
Gross profit	5,452	25.2%	6,189	27.1%	10,165	25.0%	11,557	27.7%
Selling, general and administrative expenses	5,019	23.2%	5,213	22.8%	10,187	24.8%	10,349	24.8%
Depreciation and amortization	62	0.2%	43	0.2%	101	0.2%	86	0.2%
Income from operations	371	1.7%	933	4.1%	(123)	-0.3%	1,122	2.7%
Interest expense and other financing expense	(37)	-0.2%	(72)	-0.3%	(77)	-0.2%	(113)	-0.3%
Net income before income taxes	335	1.5%	861	3.8%	(200)	-0.5%	1,009	2.4%
Provision for income taxes	(60)	-0.3%	(331)	-1.5%	(60)	-0.1%	(397)	-0.9%
Net income	$275	1.3%	$530	2.3%	$(260)	-0.6%	$612	1.5%
Non-GAAP Data
EBITDA	$547	2.9%	$1,138	5.0%	$224	0.6%	$1,534	3.7%

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

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
EBITDA	$547	$1,138	$224	$1,534
Interest expense and other financing expense	(37)	(72)	(77)	(113)
Depreciation and amortization	(62)	(43)	(101)	(86)
Provision for income taxes	(60)	(331)	(60)	(397)
Non-cash compensation	(114)	(162)	(246)	(326)
Net income (loss)	$275	$530	$(260)	$612

The following is a reconciliation of adjusted EBITDA to net income for the period presented:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	June 24, 2016	June 26, 2015	June 24, 2016	June 26, 2015
Adjusted EBITDA	547	1,563	473	1,959
Adjustments:
Non-cash compensation	(114)	(162)	(246)	(326)
Non-cash taxes	(60)	(331)	(60)	(397)
Depreciation and amortization	(62)	(43)	(101)	(86)
Interest expense and other financing expense	(37)	(72)	(77)	(113)
Reserve for workers compensation deposit		(250)	(250)	(250)
Reserve for note receivable		(175)		(175)
Net Adjustments:	(273)	(1,033)	(734)	(1,348)
Net (Loss) Income (GAAP measure)	$275	$530	$(260)	$612

Thirteen Weeks Ended June 24, 2016

Summary of Operations: Revenue for the thirteen weeks ended June 24, 2016 was $21.7 million, a decrease of approximately $1.1 million or 5.0%, when compared to the second quarter of 2015. Revenue from our branches outside North Dakota and excluded revenue from branches aquired during the quarter was approximately $19.0 million, unchanged from the second quarter of 2015. Revenue from our branches in North Dakota fell by approximately $1.6 million or 41.9% from the second quarter of 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota. As revenue from North Dakota declines, the region will have less impact on our overall revenue and operations. We continue to focus on improving same store sales and margins as a way to increase revenue and profitability without incurring the costs associated with opening additional branches.

In June, 2016, we acquired the assets of Hanwood Oklahoma, LLC, operating a branch in Oklahoma City, Oklahoma and Hanwood Arkansas, LLC, operating a branch in Little Rock, Arkansas. From the date of the acquisition through our fiscal quarter end, revenue from these branches was approximately $477,000 or 2.2% of our revenue in the second quarter.

Our branches serve a wide variety of clients and industries across 21 states. Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy. We strive to increase the diversity of clients and industries we service at both the branch and the company level. We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services: Cost of staffing services was 74.8% and 72.9% of revenue for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively. The increase is primarily a result from a reduction in higher margin revenue from the North Dakota region. There can be fluctuations in the quarterly workers compensation expense as a result of changes to the mix of work performed during the quarter, changes in our claims history and changes in actuarial assumptions.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 23.2% and 22.8% of revenue for the thirteen weeks ended June 24, 2016 and June 26, 2015, respectively. On an absolute basis our SG&A expense was approximately $183,000 or 4.0% lower in the second quarter of 2016 than in 2015.

Included the second quarter of 2015 SG&A were two non-recurring charges. The first charge was a $250,000 valuation allowance on $1.8 million in deposits we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). The second is a $175,000 reserve for a note issued by Labor Smart, Inc.

Twenty-six Weeks Ended June 24, 2016

Summary of Operations: Revenue for the twenty-six weeks ended June 24, 2016 was $40.7 million, a decrease of approximately $1.0 million or 2.5%, when compared to June 26, 2015. Revenue from our branches outside North Dakota increased by approximately 4.5% from the first half of 2015. Revenue from our branches in North Dakota fell by approximately $3.1 million or 42.6% from the second quarter of 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota.

In June 2016 we acquired the assets of Hanwood Oklahoma, LLC and Hanwood Arkansas, LLC, operating branches in Oklahoma City, Oklahoma and Little Rock, Arkansas, respectively. From the date of acquisition through June 24, 2016, revenue from these branches was approximately $477,000 or 1.2% of our revenue for the first half of the year.

Cost of Staffing Services: Cost of staffing services was 75.1% and 72.3% of revenue for the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively. The increase is primarily the result of a reduction in higher margin revenue from the North Dakota region. During the first half of 2015 we recognized an approximate $700,000 cumulative benefit from the actuarial adjustment to our prior year’s workers compensation liability. There can be fluctuations in the quarterly workers compensation expense as a result of changes to the mix of work performed during the quarter, changes in our claims history and changes in actuarial assumptions.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 25.0% of revenue for both the twenty-six weeks ended June 24, 2016 and June 26, 2015, respectively. On an absolute basis our SG&A expense was approximately $150,000 or 0.4% lower in the first half of 2016 than in the same period in 2015. As a result of the seasonality factors impacting our business, revenue in the first half of the year is typically lower than in the second half. Allocating SG&A costs over a lower revenue base typically results in greater SG&A when expressed as a percent of revenue.

Liquidity and Capital Resources

Cash used by operating activities totaled approximately $2.0 million during the twenty-six weeks ended June 24, 2016, as compared to $1.1 million in 2015. The significant changes in cash used by or provided by operating activities include the net loss for the twenty-six weeks ended June 24, 2016 of approximately $260,000 compared to net income of $612,000 for the prior year. Accounts receivable increased approximately $1.1 million during the twenty-six week period ended June 24, 2016 compared to a $1.3 million increase in 2015.

Cash used in investing activities totaled approximately $2.0 million for the twenty-six weeks ended June 24, 2016 compared to $212,000 in June 26, 2015. In June, 2016, we acquired the assets of Hanwood Oklahoma, LLC and Hanwood Arkansas, LLC, operating branches in Oklahoma City, Oklahoma and Little Rock, Arkansas, respectively. We paid $1,980,000 in cash for the assets. The purchase resulted in a $1.3 million increase in goodwill and an approximately $659,000 increase in intangible assets.

Cash used by financing activities totaled approximately $1.4 million and $2.1 million during the first twenty-six weeks of 2016 and 2015. In April 2015 the Board of Directors authorized a $5.0 million three-year program for repurchase of our common stock. During the first half of 2016 and 2015 we purchased 2,163,262 and 373,313 shares, respectively, of common stock at an aggregate price of approximately $880,167 and $252,000 respectively resulting in an average price of $0.41 and $0.69, respectively per share. These share were then retired. We have approximately $2.7 million remaining under the program.

Accounts Receivable: At June 24, 2016 we had total current assets of approximately $15.0 million. Included in current assets are trade accounts receivable of approximately $10.5 million (net of allowance for bad debts of approximately $715,000). Weighted average aging on our trade accounts receivable at June 24, 2016 was 30 days compared to 32 days at June 26, 2015.  Bad debt expense was approximately $107,000 for the twenty-six weeks ended June 24, 2016 compared to approximately $298,000 during the same time period in June 26, 2015.

Financing: In May 2016, we signed a new Account Purchase Agreement with our lender, Wells Fargo Bank, N.A. The agreement allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. At June 24, 2016 there was approximately $398,5-252 in outstanding accounts receivable sold under this agreement. The term of the agreement is through April 7, 2018. The agreement bears interest at the Daily One Month London Interbank Offered Rate (LIBOR) plus 2.5% per annum. At June 24, 2016, the effective interest rate was 2.95%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement with Wells Fargo.

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	August 9, 2016
Signature	Title	Printed Name	Date

/s/ Jeff Wilson	Principal Accounting Officer	Jeff Wilson	August 9, 2016
Signature	Title	Printed Name	Date