Form 10-Q
period 2016-09-23
Command Center, Inc.
filed 2016-11-14
CIK 1140102

Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 23, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3609 S. Wadsworth Blvd, Suite 250 Lakewood, CO.	80235
(Address of Principal Executive Offices)	(Zip Code)

(866) 464-5844
(Registrant's Telephone Number, including Area Code).

(Address of Principal Executive Offices)	(Zip Code)
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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 4, 2016: 60,527,148

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

	September 23, 2016	December 25, 2015
ASSETS	(unaudited)
Current Assets
Cash	$490,270	$7,629,424
Restricted cash	70,819	-
Accounts receivable, net of allowance for doubtful accounts	12,429,688	8,917,933
Prepaid expenses, deposits and other	364,503	292,352
Prepaid workers' compensation	481,944	756,005
Other receivables	89,041	-
Current portion of deferred tax asset	878,085	878,085
Current portion of workers' compensation deposits	406,219	398,319
Total Current Assets	15,210,569	18,872,118
Property and equipment - net	590,088	408,657
Deferred tax asset, less current portion	1,768,851	2,083,851
Workers' compensation risk pool deposit, less current portion	2,006,814	2,256,814
Goodwill	3,684,622	2,500,000
Intangible assets - net	585,552	-
Total Assets	$23,846,496	$26,121,439
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$226,866	$304,009
Checks issued and payable	339,418	487,087
Account purchase agreement facility	71,615	479,616
Other current liabilities	320,239	323,222
Accrued wages and benefits	942,816	1,452,558
Current portion of workers' compensation premiums and claims liability	993,622	1,201,703
Total Current Liabilities	2,894,576	4,248,196
Long-Term Liabilities
Workers' compensation claims liability, less current portion	1,912,705	2,231,735
Total Liabilities	4,807,281	6,479,931
Commitments and contingencies	-	-
Stockholders' Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized;
61,060,042 and 64,305,288 shares issued and outstanding, respectively	61,060	64,305
Additional paid-in capital	56,575,183	57,752,301
Accumulated deficit	(37,597,028)	(38,175,098)
Total Stockholders' Equity	19,039,215	19,641,508
Total Liabilities and Stockholders' Equity	$23,846,496	$26,121,439

Command Center, Inc.
Consolidated Condensed Statements of Income
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Revenue	$26,433,646	$24,856,000	$67,171,852	$66,639,061
Cost of staffing services	19,596,705	18,364,794	50,194,378	48,590,540
Gross profit	6,836,941	6,491,206	16,977,474	18,048,521
Selling, general and administrative expenses	5,605,680	5,059,098	15,745,533	15,408,104
Depreciation and amortization	110,155	42,611	211,200	128,904
Income from operations	1,121,106	1,389,497	1,020,741	2,511,513
Interest expense and other financing expense	616	36,083	77,671	149,018
Net income before income taxes	1,120,489	1,353,414	943,070	2,362,495
Provision for income taxes	282,259	533,071	365,000	930,549
Net income	$838,231	$820,343	$578,070	$1,431,946

Earnings per share:
Basic	$0.01	$0.01	$0.01	$0.02
Diluted	$0.01	$0.01	$0.01	$0.02

Weighted average shares outstanding:
Basic	62,009,514	64,995,420	63,048,377	65,546,464
Diluted	62,767,858	66,342,868	63,806,354	66,871,177

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)
	Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015
Cash flows from operating activities
Net income	$578,070	$1,431,946
Adjustments to reconcile net income to net cash used by operations:
Depreciation and amortization	211,200	128,904
Change in allowance for doubtful accounts	161,551	23,720
Stock based compensation	196,182	493,351
Reserve on note receivable	-	175,000
Deferred tax asset	315,000	817,590
Changes in assets and liabilities:
Accounts receivable - trade	(3,026,980)	(1,132,817)
Restricted cash	(70,819)	-
Prepaid workers' compensation	274,061	(515,185)
Other receivables	(89,041)	(51,916)
Prepaid expenses, deposits and other	(72,151)	(271,844)
Loss on disposition of property and equipment	-	(2,271)
Workers' compensation risk pool deposits	242,100	212,392
Accounts payable	(77,141)	(131,270)
Checks issued and payable	(147,669)	148,278
Other current liabilities	(216,378)	(17,811)
Accrued wages and benefits	(509,742)	(22,931)
Workers' compensation premiums and claims liability	(527,111)	35,723
Net cash (used in) provided by operating activities	(2,758,868)	1,320,858
Cash flows from investing activities
Cash paid for acquition	(1,980,000)	-
Purchase of property and equipment	(123,986)	(39,648)
Purchase of note receivable	-	(175,000)
Proceeds from the sale of property and equipment	-	2,500
Net cash used in investing activities	(2,103,986)	(212,148)
Cash flows from financing activities
Changes to account purchase agreement facility	(408,001)	(2,530,709)
Purchase of treasury stock	(1,376,549)	(1,411,168)
Proceeds from the conversion of stock options	-	12,240
Repayment of notes payable aquired	(491,750)	-
Net cash used by financing activities	(2,276,300)	(3,929,638)
Net increase (decrease) in cash	(7,139,154)	(2,820,928)
Cash, beginning of period	7,629,424	8,600,249
Cash, end of period	$490,270	$5,779,322
Non-cash investing and financing activities
Common stock issued for services	-	73,000
Cashless exercise of stock options	-	42,500
Warrant liability reclassified to stockholders' equity	-	-
Supplemental disclosure of cash flow information
Interest paid	52,688	54,693
Income taxes paid	58,611	103,878

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 25, 2015. The results of operations for the thirteen and thirty-nine weeks ended September 23, 2016 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Cash and Cash Equivalents:  Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per institution. As of September 23, 2016 and December 25, 2015, we held deposits in excess of FDIC insured limits of approximately $174,000 and $7.2 million, respectively.

Concentrations:  At December 25, 2015, 11.5% of accounts payable were due to a single vendor.  At September 23, 2016, 16.1% of accounts payable were due to a single vendor.

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

Recent Accounting Pronouncements:  In August 2014, the FASB issued ASU 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management will be required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2016. The adoption of this guidance is not expected to have a material effect on our financial statements.

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. Generally Accepted Accounting Principles (“GAAP”), the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2016. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 does not change the core principle of Topic 606 but clarifies the implementation guidance on principal versus agent considerations. ASU 2016-08 is effective for the annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-08 on our consolidated financial statements and results of operations.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“ASU 2016-13”). ASU 2016-13 changes the impairment model for most financial assets and certain other instruments, including trade and other receivables, held-to-maturity debt securities and loans, and requires entities to use a new forward-looking expected loss model that will result in the earlier recognition of allowance for losses. This update is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for a fiscal year beginning after December 15, 2018, including interim periods within that fiscal year. Entities will apply the standard's provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. We are currently assessing the potential impact of ASU 2016-13 on our consolidated financial statements and results of operations.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 reduces diversity in practice in how certain transactions are classified in the statement of cash flows. The amendments in ASU 2016-15 provide guidance on specific cash flow issues including debt prepayment or debt extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, and distributions received from equity method investees. ASU 2016-15 is effective for annual and interim periods beginning after December 15, 2017. We are currently assessing the potential impact of ASU 2016-15 on our consolidated financial statements and results of operations.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended September 23, 2016, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at September 23, 2016 and September 25, 2015 were 3,303,000 and 3,728,500 respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Weighted average number of common shares used in basic net income per common share	62,009,514	64,995,420	63,048,377	65,546,464
Dilutive effects of stock options	758,344	1,347,448	757,977	1,324,713
Weighted average number of common shares used in diluted net income per common share	62,767,858	66,342,868	63,806,354	66,871,177

NOTE 3 – ACCOUNT PURCHASE AGREEMENT

In May 2016, we signed a new Account Purchase Agreement with our lender, Wells Fargo Bank, N.A. The agreement allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. At September 23, 2016 and December 25, 2015, the Account Purchase Agreement Facility had a balance of $71,615 and $479,616, respectively. At September 23, 2016 the gross value of accounts receivable sold under this agreement (collateral) was approximately $8.3 million. The term of the agreement is through April 7, 2018. The agreement bears interest at the Daily One Month London Interbank Offered Rate (LIBOR) plus 2.5% per annum. At September 23, 2016, the effective interest rate was 3.01%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

At September 23, 2016, we had an outstanding letter of credit in the amount of $5.7 million issued under this agreement which we use as a collateral deposit with our workers’ compensation insurance provider. The letter of credit reduces the amount of funds available under this agreement.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At September 23, 2016, we were in compliance with this covenant.

NOTE 4 – ACQUISITION

On June 3, 2016 we purchased substantially all the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company.  Together these companies operated as Hancock Staffing from offices located in Little Rock, Arkansas and Oklahoma City, Oklahoma.  We acquired all of the assets used in connection with the operation of the two staffing offices.  In addition, we assumed liabilities for future payments due under the leases for the two offices, amounts owed on motor vehicles acquired, and the amount due on their receivables factoring line. This transaction was accounted for under the purchase method in accordance with FASB Accounting Standards Codification Topic ASC 805, Business Combinations.

The aggregate consideration paid for Hancock was $2,685,145, paid as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of $485,145.

In connection with the acquisition of Hancock, we identified and recognized an intangible asset of $659,564 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight line basis over their estimated life of four (4) years and the non-compete agreement is amortized over its two-year term. During the thirteen and thirty-nine weeks ended September 23, 2016 we recognized amortization expense of $62,685 and $74,012, respectively. We will recognize amortization expense of $55,509 in the remainder of fiscal year ending 2016, $222,034 in the fiscal year ending 2017, $155,367 in the fiscal year ending 2018, $107,746 in the fiscal years 2019 and $44,896 in the fiscal year 2020. At September 23, 2016 the Intangible asset balance, net of accumulated amortization, is $585,552.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which have now been recorded in the financial statements as of September 23, 2016:

ASSETS:
Current assets	$646,325
Fixed assets	194,633
Intangible assets	659,564
Goodwill	1,184,623
Total	$2,685,145

LIABILITIES:
Current liabilities	$705,145
Net purchase price	$1,980,000

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. ACE has acquired Chubb Corp. and is now known as Chubb.  The Chubb insurance policy is a large deductible policy where we have primary responsibility for all claims made. Chubb provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with Chubb, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our Account Purchase Agreement with Wells Fargo.  For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At September 23, 2016 and December 25, 2015, we had net cash collateral deposits of approximately $2.4 million. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.1 million at September 23, 2016. The workers’ compensation risk pool deposits total $2,413,033 as of September 23, 2016, consisting of a current portion of $406,219 and a long-term portion of $2,006,814. The long-term portion of the risk pool deposits is net of an allowance of $0.5 million, which is determined to be impaired. This allowance is to reserve for the possibility that we would not recover all of our risk pool deposits that we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company.) Freestone Insurance was placed in receivership by the State of Delaware in 2014. We continue to believe that we have a priority claim for the return of our collateral. However, the amount that will ultimately be returned to us is still uncertain. See Note 7 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone Insurance Company.

Workers' compensation expense for temporary workers is recorded as a component of our cost of staffing services and totaled approximately $2.8 million and $2.1 million for the thirty-nine week periods ended September 23, 2016 and September 25, 2015, respectively.  During the first three quarters of 2015 we recognized an approximate $700,000 cumulative benefit from the actuarial adjustment to our prior year’s workers compensation liability.

NOTE 6 – STOCK BASED COMPENSATION

Our 2008 Stock Incentive Plan expired in January 2016.  Outstanding awards continue to remain in effect according to the terms of the plan and the award documents.  The Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 2,195,500 and 1,671,616 options vested at September 23, 2016 and December 25, 2015, respectively.

The following table summarizes our stock options outstanding at December 25, 2015 and changes during the period ended September 23, 2016:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted average Grant Date Fair Value
Outstanding, December 25, 2015	3,633,500	$0.44	$0.29
Granted	205,000	0.44	0.29
Forfeited	(235,500)	0.41	0.33
Expired	(300,000)	0.72	0.72
Exercised	-	-	-
Outstanding, September 23, 2016	3,303,000	0.42	0.25

The following table summarizes our non-vested stock options outstanding at December 25, 2015, and changes during the period ended September 23, 2016:

	Number of Options	Weighted Average Exercise Price per Share	Weighted Average Grant Date Fair Value
Non-vested, December 25, 2015	1,961,884	$0.39	$0.31
Granted	205,000	0.44	0.29
Vested	(759,384)	0.39	0.28
Expired	(300,000)	0.72	0.33
Non-vested, September 23, 2016	1,107,500	$0.31	$0.31

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at September 23, 2016:

	Number of Shares Under Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	3,303,000	$0.42	4.64	$955,408
Exercisable	2,195,500	$0.39	4.81	$279,508

We recognized share-based compensation expense relating to the vesting of issued stock options of approximately $40,000 and $163,000 for the thirteen week, and $196,600 and $420,000 for the thirty-nine week periods ended September 23, 2016 and September 25, 2015, respectively.  At September 23, 2016, there was unrecognized share-based compensation expense totaling approximately $133,000 relating to non-vested options and restricted share grants that will be recognized over the next 2.5 years.

During 2015, we granted 647,000 shares of restricted common stock to employees.  The shares were to vest on October 31, 2016, if the grantee was still an employee.  During 2016, the grant was terminated and no restricted common stock will be earned by employees or issued.

Stock Repurchase:  In April 2015, the Board of Directors authorized a $5.0 million three year repurchase of our common stock.  During the third quarter of 2016 we purchased 1,238,919 shares of common stock at an aggregate price of approximately $499,000 resulting in an average price of $0.40 per share under the plan. These shares were then retired. We have approximately $2.2 million remaining under the plan.  The table below summarizes our common stock purchases during the third quarter of 2016.

	Total Shares Purchased	Average Price Per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July (June 25, 2016 to July 22, 2016)	301,500	$0.41	4,794,516	$2,588,905
August (July 23, 2016 to August 19, 2016)	177,407	$0.41	4,971,923	$2,516,529
September (August 20, 2016 to September 23, 2016)	760,012	$0.40	5,731,935	$2,213,622
Total	1,238,919

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

Freestone Insurance Company Liquidation:

For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident.  During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible.  We are ultimately responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount.  In January 2014, Freestone Insurance provided written confirmation to us that it continued to hold $1.8 million of Command funds as collateral and stated that an additional $200,000 was held at another insurance provider.  In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition.  On August 15, 2014, the receivership was converted to a liquidation proceeding. The receiver distributed pending individual claims for workers’ compensation benefits to the respective state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants. In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

From about July 1, 2008 until April 1, 2011, in most states our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers’ compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of this year, we settled the individual workers’ compensation case and have legally challenged the State’s denial of liability.

During the second quarter of 2015, the receiver requested court authorization to disburse funds to the state guaranty funds. We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided. Distribution of funds by the receiver to the state guaranty funds remains on hold. As a result of these developments, during the second quarters of each 2015 and 2016 we recorded reserves of $250,000 on the deposit balance, for a total reserve of $500,000. We review these deposits at each balance sheet date and as of September 23, 2016, we did not need to make an adjustment to our deposit balance.

On July 5, 2016, the receiver filed the First Accounting with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets of $87.7 million as of December 31, 2015.

In late 2015, we filed timely proofs of claim with the receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us. However, if it is ultimately determined that our claim is not a priority claim or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.
NOTE 8 – SUBSEQUENT EVENTS
On September 29, 2016, the Board of Directors approved the 2016 Stock Incentive Plan (the “2016 Plan”) and directed that the 2016 Plan be submitted to a vote of the shareholders at the annual meeting, which has been scheduled for November 17, 2016. The stated purpose of the 2016 Plan is to attract, retain and motivate employees, officers, directors, consultants and advisors of the Company and to align their interests of our shareholders. Upon approval by the shareholders, the 2016 Plan will make up to 6,000,000 shares available for awards over the 10 year term of the 2016 Plan.

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

At September 23, 2016, we owned and operated 61 on-demand labor stores in 21 states.

Results of Operations

The following table reflects operating results for the thirteen week and thirty-nine week periods ended September 23, 2016 compared to the  thirteen week and thirty-nine week periods ended September 25, 2015 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	September 23, 2016		September 25, 2015		September 23, 2016		September 25, 2015
Total Operating Revenue	$26,434		$24,856		$67,172		$66,639
Cost of Staffing Services	19,597	74.1%	18,365	73.9%	50,194	74.7%	48,590	72.9%
Gross profit	6,837	25.9%	6,491	26.1%	16,977	25. 3%	18,049	27.1%
Selling, general and administrative expenses	5,606	21.2%	5,059	20.3%	15,746	23.4%	15,408	23.1%
Depreciation and amortization	110	0.4%	43	0.2%	211	0.4%	129	0.2%
Income from operations	1,121	4.2%	1,389	5.6%	1,021	1. 5%	2,512	3.8%
Interest expense and other financing expense	1	0.0%	36	0.1%	78	0.1%	149	0.2%
Net income before income taxes	1,120	4.2%	1,353	5.4%	943	1. 4%	2,363	3.5%
Provision for income taxes	282	1.0%	533	2.1%	365	0.5%	931	1.4%
Net income	$838	3.2%	$820	3.3%	$578	0. 9%	$1,432	2.1%
Non-GAAP Data
EBITDA	$1,182	4.5%	$1,595	6.4%	$1,428	2.1%	$3,061	4.6%

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

We use EBITDA and Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation and certain non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, EBITDA and Adjusted EBITDA measure our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA and Adjusted EBITDA provide a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, EBITDA and Adjusted EBITDA measure the financial performance of our operations without regard to their historical cost. By excluding stock based compensation, EBITDA and Adjusted EBITDA provide a basis for measuring the financial performance of our operations. In addition, by excluding certain nonrecurring charges Adjusted EBITDA provides a basis for measuring financial performance without unusual nonrecurring charges. For all of these reasons, we believe that EBITDA and Adjusted EBITDA provide us and investors with information that is relevant and useful in evaluating our business. However, because EBITDA and Adjusted EBITDA exclude depreciation and amortization, they do not measure the capital we require to maintain or preserve our fixed assets. In addition, EBITDA and Adjusted EBITDA do not reflect interest expense, and do not take into account the total amount of interest we pay on outstanding debt, nor do they show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA and Adjusted EBITDA, as defined by us, may not be comparable to EBITDA and Adjusted EBITDA as reported by other companies that do not define EBITDA and Adjusted EBITDA exactly as we define those terms. Because we use EBITDA and Adjusted EBITDA to evaluate our financial performance, we reconcile them to net income, which is the most comparable financial measure calculated and presented in accordance with GAAP.

The following is a reconciliation of EBITDA to net income for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
EBITDA	$1,182	$1,595	$1,428	$3,061
Interest expense and other financing expense	(1)	(36)	(78)	(149)
Depreciation and amortization	(110)	(43)	(211)	(129)
Provision for income taxes	(282)	(533)	(365)	(931)
Non-cash compensation	50	(163)	(196)	(420)
Net income (loss)	$838	$820	$578	$1,432

The following is a reconciliation of adjusted EBITDA to net income for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 23, 2016	September 25, 2015	September 23, 2016	September 25, 2015
Adjusted EBITDA	$1,134	$1,770	$1,630	$3,486
Adjustments
Non-cash compensation	50	(163)	(196)	(420)
Non-cash taxes	(234)	(533)	(317)	(931)
Depreciation and amortization	(110)	(43)	(211)	(129)
Interest expense and other financing expense	(1)	(36)	(78)	(149)
Reserve for workers compensation deposit			(250)	(250)
Reserve for note receivable		(175)		(175)
Net Adjustments:	(296)	(950)	(1,052)	(2,054)
Net income (loss) (GAAP measure)	$838	$820	$578	$1,432

Thirteen Weeks Ended September 23, 2016

Summary of Operations: Revenue for the thirteen weeks ended September 23, 2016 was $26.4 million, an increase of approximately $1.6 million or 6.4%, when compared to the third quarter of 2015. In June 2016, we acquired the assets of Hanwood Oklahoma, LLC, operating a branch in Oklahoma City, Oklahoma and Hanwood Arkansas, LLC, operating a branch in Little Rock, Arkansas (collectively referred to as “Hancock”.) For the quarter ended September 23, 2016, revenue from the Hancock branches was approximately $2.0 million or 7.7% of our revenue in the third quarter. Revenue from our branches in North Dakota fell by approximately $1.4 million or 31.5% from the third quarter of 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota. Revenue from our remaining branches (excluding Hancock and North Dakota) was approximately $21.0 million, an increase of $1.0 million or 4.3% from the third quarter of 2015.

We continue to focus on improving same store sales and margins as a way to increase revenue and profitability, as well as to open additional branches when economically feasible to do so.

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

Cost of Staffing Services: Cost of staffing services was 74.1% and 73.9% of revenue for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively. This increase is a nominal quarter over quarter variation.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 21.2% and 20.3% of revenue for the thirteen weeks ended September 23, 2016 and September 25, 2015, respectively. On an absolute basis our SG&A expense was approximately $547,000 or 10.8% higher in the third quarter of 2016 than in 2015.

This increase quarter over quarter was due to $249,000 of payroll tax expense, $229,000 workers’ compensation expense accrual based on a percentage of payroll, and $302,000 bad debt expense for aged invoices related to specific customers, offset by $140,000 decrease in salaries due to a reduction in sales training staff, $144,000 reduction in stock based compensation due to the termination of the December 2015 employee stock grant, and $84,000 reduction in legal services.

Thirty-nine Weeks Ended September 23, 2016

Summary of Operations: Revenue for the thirty-nine weeks ended September 23, 2016 was $67.2 million, a slight increase of approximately $533,000 or 0.8%, when compared to the thirty-nine weeks ended September 25, 2015. In June 2016, we acquired the assets of Hanwood Oklahoma, LLC, operating a branch in Oklahoma City, Oklahoma and Hanwood Arkansas, LLC, operating a branch in Little Rock, Arkansas (collectively referred to as “Hancock”.) From the date of acquisition through September 23, 2016, revenue from the Hancock branches was approximately $2.5 million or 3.8% of our revenue for the first thirty-nine weeks of the year. Revenue from our branches in North Dakota fell by approximately $4.5 million or 38.3% from the first thirty-nine weeks of 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota. Revenue from our remaining branches (excluding Hancock and North Dakota) was $57.3 million, an increase of $2.5 million or 4.7% from the first thirty-nine weeks of 2015.

Cost of Staffing Services: Cost of staffing services was 74.7% and 72.9% of revenue for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively. Part of the increase was due to the effect of an approximate $700,000 cumulative benefit from the actuarial adjustment to our prior year’s workers’ compensation liability that was recognized during the first thirty-nine weeks of 2015. There can be fluctuations in the quarterly workers’ compensation expense as a result of changes to the mix of work performed during the quarter, changes in our claims history and changes in actuarial assumptions. After adjusting for this one-time benefit, cost of staffing services for the thirty-nine weeks ended September 25, 2015 would have been 74.0% instead of 72.9%. Using the adjusted 74.0% cost of staffing services as a comparison, the 0.7% increase in 2016 was due to the reduction in higher margin revenue from the North Dakota region as well as overall higher cost of staffing services in the remaining branches compared to this same thirty-nine week period last year.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses were 23.4% and 23.1% of revenue for the thirty-nine weeks ended September 23, 2016 and September 25, 2015, respectively. On an absolute basis our SG&A expense was approximately $337,000 or 2.2% higher in the first thirty-nine weeks of 2016 than in the same period in 2015. This increase year over year was due to $148,000 of payroll tax expense, $98,000 payroll tax penalties, $276,000 workers’ compensation expense, $265,000 contract labor and consulting expense for special projects and as a substitute for hiring full-time resources, and $114,000 credit card fees from increased credit card payments by customers, offset by $162,000 decrease in salaries due to a reduction in sales training staff, $224,000 reduction in stock based compensation, and $267,000 reduction in legal services.

Liquidity and Capital Resources

Cash used by operating activities totaled approximately $2.8 million during the thirty-nine weeks ended September 23, 2016, as compared to cash provided by operating activities of $1.3 million for the same thirty-nine week period in 2015. The significant changes in cash used by or provided by operating activities include the net income for the thirty-nine weeks ended September 23, 2016 of approximately $578,000 compared to net income of $1,432,000 for the prior year. Accounts receivable increased approximately $3.0 million during the thirty-nine week period ended September 23, 2016 compared to a $1.1 million increase in 2015.

Cash used in investing activities totaled approximately $2.1 million for the thirty-nine weeks ended September 23, 2016 compared to $212,000 in 2015. In June, 2016, we acquired the assets of Hanwood Oklahoma, LLC and Hanwood Arkansas, LLC, operating branches in Oklahoma City, Oklahoma and Little Rock, Arkansas, respectively (collectively referred to as “Hancock”.) We paid $1.98 million in cash for the assets. The purchase resulted in a $1.2 million increase in goodwill and an approximately $586,000 increase in intangible assets.

Cash used by financing activities totaled approximately $2.3 million and $3.9 million during the first thirty-nine weeks of 2016 and 2015. In April 2015 the Board of Directors authorized a $5.0 million three-year program for repurchase of our common stock. During the first thirty-nine weeks of 2016 and 2015 we purchased 3,402,383 and 1,889,310 shares, respectively, of common stock at an aggregate price of approximately $1,382,000 and $1,146,000, respectively, resulting in an average price of $0.41and $0.61, respectively per share. These shares were then retired. We have approximately $2.2 million remaining under the plan.

The Company believes its cash flow from operations plus the availability from its account purchase agreement facility provide adequate liquidity to operate over the next twelve months.

Accounts Receivable: At September 23, 2016 we had total current assets of approximately $15.2 million. Included in current assets are trade accounts receivable of approximately $12.4 million (net of allowance for bad debts of approximately $795,000). Weighted average aging on our trade accounts receivable at September 23, 2016 was 44 days compared to 37 days at September 25, 2015.  Bad debt expense was approximately $409,000 for the thirty-nine weeks ended September 23, 2016 compared to approximately $322,000 during the same time period ended September 25, 2015.

Financing: In May 2016, we signed a new Account Purchase Agreement with our lender, Wells Fargo Bank, N.A. The agreement allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. At September 23, 2016 there were approximately $8.3 million in outstanding accounts receivable sold under this agreement. The term of the agreement is through April 2018. The agreement bears interest at the Daily One Month London Interbank Offered Rate (LIBOR) plus 2.5% per annum. At September 23, 2016, the effective interest rate was 3.01%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets.

We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

Workers’ Compensation: Our workers’ compensation carrier is Chubb Corp. (“Chubb”) in all states in which we operate other than Washington and North Dakota. (See Note 5: Workers’ Compensation Insurance Reserve for disclosure about Chubb as our carrier after it was acquired by ACE American Insurance company.) The Chubb insurance policy is a large deductible policy where we have primary responsibility for all claims made. Chubb provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible policy, we are largely self-insured. Per our contractual agreements with Chubb, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our account purchase agreement.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default on Senior Securities

None.

Item 4. Mine Safety Disclosure

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Colette Pieper, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Colette Pieper, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS (1)	XBRL Instance Document
101.SCH (1)	XBRL Taxonomy Extension Schema Document
101.CAL (1)	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF (1)	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB (1)	XBRL Taxonomy Extension Label Linkbase Document
101.PRE (1)	XBRL Taxonomy Extension Presentation Linkbase Document
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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	November 14, 2016
Signature	Title	Printed Name	Date

/s/ Colette Pieper	Principal Accounting Officer	Colette Pieper	November 14, 2016
Signature	Title	Printed Name	Date