Form 10-K
period 2016-12-30
Command Center, Inc.
filed 2017-04-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

Command Center, Inc.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Blvd., Suite 250 Lakewood, Co.	80235
(Address of Principal Executive Offices)	(Zip Code)

(866) 464-5844
(Registrant’s Telephone Number, including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $0.001
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐·No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐·No☑

Indicate by checkmark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑·No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑·No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one): Large Accelerated Filer ☐  Accelerated Filer ☐·Non-Accelerated Filer ☐·Smaller Reporting Company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐·No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 24, 2016, was approximately $24,296,595.

As of March 30, 2017, there were 60,634,650 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2016 Annual Report on Form 10-K

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

PART I

Item 1. Business

Introduction and General Background

We are a staffing company, operating primarily in the manual on-demand labor segment of the staffing industry. In 2016, we employed approximately 34,000 workers providing services to approximately 3,200 customers, primarily in the areas of light industrial, hospitality and event services. Our customers range in size from small businesses to large corporate enterprises. All of our workers, which we refer to as “field team members” are employed by us. Most of our work assignments are short term and many are filled on little notice from our customers. In addition to short and longer term temporary work assignments, we sometimes recruit and place workers in temp-to-hire situations.

As of December 30, 2016, we owned and operated 64 on-demand labor locations, or stores, across 21 states. We currently operate as Command Center, Inc. Prior to 2014, we also operated through our former wholly-owned subsidiary, Disaster Recovery Services, Inc., (“DR Services”). We ceased the corporate existence of DR Services as of April 2016. We have also created a separate, dormant entity, ComStaff, Inc. All financial information is consolidated and reported in our consolidated financial statements. In 2015 we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado.

In prior years we were organized as Command Staffing, LLC. We were organized on December 26, 2002 and commenced operations in 2003 as a franchisor of on-demand labor businesses. In November 2005, the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor stores, were acquired by Temporary Financial Services, Inc., a public company. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer. In November 2005, we changed our name to Command Center, Inc.

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

Business

Strategic Growth Opportunities:  We continue to build our network of on-demand labor stores. We supply a quality workforce and we always strive to consistently place the right candidates in the right jobs. We have more than 60 locally-managed stores throughout the United States that serve as trusted partners to businesses and job seekers alike. Clients, representing a variety of industries, trust us to learn their business and to plan ahead to address their dynamic staffing needs. Job seekers trust us to understand their complete employment picture and place them in on-demand, temporary, temp-to-hire, or permanent placement positions where they can grow, thrive, and provide immediate value. The total number of stores open and operating increased from 57 at the end of fiscal year 2015 to 64 at the end of fiscal year 2016 as we expanded our operations while continuing to improve our business fundamentals. In 2017, we plan to continue our strategy of carefully balancing store expansion against return on investment. In doing so, we expect to concentrate our revenue growth efforts primarily in sales growth within our existing store structure, while opening new stores in areas we believe present exceptional opportunities. In all of our growth opportunities, we continue to emphasize the fundamentals of our business: sell to quality accounts, increase margins where possible and provide exceptional customer service.

On-demand Labor Store Operations: In 2016, we continued to focus on the basics of our business: consistency and excellence in service, increases in margins, containment of costs, selling techniques, and company culture. We concentrated on these measures to improve profitability and solidify the groundwork for future growth.

During the year, we employed approximately 34,000 field team members and serviced approximately 3,200 customers. Our stores are located across 21 states. Our stores are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services that are important to our field team members. We have developed a store demographic model to identify and qualify future possible store locations.

We manage our field operations using in-store personnel, area managers and corporate management personnel. Where appropriate, we also include business development specialists to help drive business to our stores. The intention and structure of our compensation plans for store managers, area managers, and business development specialists have been designed to aid in securing and retaining the qualified personnel needed to meet our business, financial, and growth objectives. Our personnel practices are designed to support our need to attract, screen, hire, train, support and retain qualified personnel at all levels of our organization. We take best practices from our higher performing stores and propagate these practices across all operating groups to produce consistent execution and improvements in company-wide performance.

Our Temporary Staff (Field Team Members):   Field team members are our product and our key asset. Our success is highly dependent on our ability to attract, train, motivate, and reward our field team members. We have invested in many proprietary programs designed to create a long term relationship with top-performing field team members. These programs include health insurance, bonus programs, safety rewards, longevity programs, training programs, and career services.

The pool of qualified, available field team members varies by location. For most of our stores, the supply of workers is sufficient and diverse enough to meet current client needs. However, in some locations, worker availability is a limiting factor. We continue to seek additional field team members through internet postings, newspaper advertisements, printed flyers, store displays, career fairs, and word-of-mouth.

Our Customers:   In 2016, we serviced approximately 3,200 customers in a variety of industries. Our 10 largest customers accounted for approximately 24% of our revenue in 2016. The top six industries we served retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality. In 2015, we serviced approximately 3,300 customers in a variety of industries. Our 10 largest customers accounted for approximately 25% of our revenue in 2015. The top six industries we served were retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality.

Our Marketing Strategy:   We recognize that our customers are too busy to have time consumed by a traditional sales person, but rather are looking for a consultant that provides smart solutions to their current challenges. Our unique sales process starts by learning about potential customers and facilitating conversations with them where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our potential client's needs. Once we have resolved one need, we consistently strive to meet future needs, with the goal of converting a business prospect to a repeat customer. We serve many of our existing customers from multiple stores, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts to expand our national accounts in the years ahead.

Our Workers’ Compensation Coverage: In accordance with the laws of every state, we provide our temporary workers and our full time staff with workers’ compensation insurance. Currently, we are covered under a large deductible policy with ACE American Insurance Company ("ACE") where we have primary responsibility for claims under the policy. Under our current policy which has been in place since April 1, 2014, we are responsible for covered losses and expenses up to $500,000 per incident. Amounts in excess of $500,000 are the responsibility of our workers’ compensation insurance provider. From April 1, 2012 through March 31, 2014 we were covered under a large deductible policy issued by Dallas National Insurance. Under the prior policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 are the responsibility of our workers’ compensation insurance provider. Our policy from April 1, 2011 through March 31, 2012 was a guaranteed cost policy where we were fully insured on all claims occurring in covered states. Our policies before April 1, 2011 were large deductible policies similar to our current coverage. Under these prior policies, we still have a primary responsibility for all claims occurring before April 1, 2011 until all claims are resolved completely, up to our deductible of $250,000 on a per person basis. Amounts in excess of $250,000 are the responsibility of our previous workers’ compensation insurance providers.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these states is limited to our premium payments.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs designed to increase awareness of safety issues. We provide safety training through videos, employee safety manuals, and safety testing. Managers often conduct job site safety inspections on new jobs to ensure that our field team members are working in a safe environment. We encourage safe work behavior through an incentive program that rewards our field team members for working accident free. We also encourage our field team members to report unsafe working conditions. We evaluate the risk profile of the work we undertake on an ongoing basis and sometimes restrict classes of work in order to minimize risk.

Our Seasonality:  Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by field team members are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter. Seasonal fluctuations are typically less in the western and southwestern parts of the United States where many of our stores are located. These fluctuations in seasonal business affect financial performance from period to period. Severe weather in any of our locations for prolonged periods has the potential to impair our business within these geographies given the outdoor nature of much of our assignments.

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

Our Intellectual Property:  We have proprietary software systems in place to handle most aspects of our operations, including temporary staff dispatch activities, invoicing, accounts receivable, and payroll. Our software systems also provide internal control over our operations, as well as produce internal management reports necessary to track the financial performance of individual stores. We utilize a dashboard-type system to provide management with critical information and we refine our systems and processes based on the feedback we receive. Our proprietary software systems are not patented and are not licensed to or used by any other organization. We have invested in off-site back-up and storage systems that we believe provide reasonable protections for our electronic information systems against breakdowns as well as other disruptions and other unauthorized intrusions. Any failure in our systems could have an adverse effect on our operations.

Our Real Property: We lease the real property for of all of our store locations and our corporate office. All of these properties are leased at market rates that vary, depending on location. Each store is between 1,000 and 5,000 square feet, depending on locations and market conditions. We believe that our corporate office and each of the store locations are adequate for our current needs.

Our Employees:  We currently employ a staff of approximately 28 at our corporate headquarters in Lakewood, Colorado. The number of employees at the corporate headquarters is not expected to increase significantly over the next year. We also employ approximately 191 field operations staff located at the various on-demand labor stores. During fiscal year 2016, we employed approximately 34,000 temporary workers. We are the employer of record for our temporary workers and, as such, are responsible for collecting withholding taxes and for paying employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs and all other governmental requirements imposed on employers. In addition to completing the Form I-9 required by the Department of Homeland Security, we also confirm the identity and work eligibility of each applicant through the federal E-Verify system.

Environmental Concerns: Because we are a service business, federal, state, or local laws that regulate the discharge of materials into the environment do not impact our business.

Available Information: We make available, free of charge, through the investor section of our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation, Nominating, and Governance Committees of our Board of Directors are also available on the website as well as the Corporate Governance Guidelines, the Standards of Ethics and Business Conduct and the Policy on Roles and Responsibilities of the Chairman of the Board. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

You may also read and copy any materials we file with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, DC 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

Our business is impacted by fluctuations in the general economy.  The staffing needs of our customers vary greatly with the overall condition of the economy. While general economic conditions appear to be improving, the changes are gradual, and many customers are limiting and may continue to limit their spending on the services we provide, which could limit our growth or cause a reduction in our sales, thereby having a material adverse effect on our financial and operating performance. Deterioration of general economic conditions could have an adverse material effect on our business, financial condition and results of operations.

We are vulnerable to downturns in regional and local economies. As of March 30, 2017, we own and operate 65 stores located across 21 states. As such, we are subject to regional and local economic conditions in many markets. Additionally, our new stores are sometimes placed in metropolitan areas where we have one or more existing stores, increasing our exposure to future economic weakness in those local areas. Deterioration in regional and local economic conditions in the areas in which we operate could have a material adverse impact on our business, financial condition and results of operations.

Seasonal fluctuations in demand for the services of our temporary workers in certain markets may adversely affect our revenue and financial performance in the fall and winter months. Revenues generated from stores in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating stores in highly seasonal markets involves higher risks. Our individual store revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of clients and industries we service at both the store and the company level. We believe this will reduce the potential negative impact of an economic downturn in any one industry or region. To the extent that we consider the opening of new stores, we intend to select store locations with a view to maximizing total long-term return on our investment in stores, personnel, marketing and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely affected by low returns on investment in certain highly seasonal markets. Weather can also have a significant impact on our operations.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Our Company stock trades on the “over-the-counter” market and is listed on OTCQB tier of the OTC Markets. Our common stock has continued to trade in low volumes and at low prices. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many brokerage firms and institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

“Penny stock” rules may make buying or selling our securities difficult which may make our stock less liquid and make it harder for investors to buy and sell our shares. Trading in our securities is subject to the SEC’s “penny stock” rules and it is anticipated that trading in our securities will continue to be subject to the penny stock rules for the foreseeable future. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Our inability to attract, develop and retain qualified store managers and business development specialists may negatively affect our business. We rely significantly on the performance and productivity of our store managers and our staff of business development specialists to help drive new business to our growing number of stores. Each store manager has primary responsibility for managing the operations of the individual on-demand labor store, including recruiting workers, daily dispatch of personnel, and collection of accounts receivable. In addition, each store manager has responsibility for customer service. To combat a typically high turnover rate for store managers in the on-demand labor industry, we have developed and continue to develop and refine training and compensation plans directed at employee retention. There can be no assurance that our training and compensation plans will reduce turnover in this position.

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

We are dependent upon the availability of workers' compensation insurance coverage. We maintain workers' compensation insurance as required by state laws. Very few insurance carriers provide workers' compensation coverage for staffing companies in the manual labor market. We expect the insurance market to tighten even further in the future. We cannot be certain that we will be able to obtain adequate levels of insurance in the future with acceptable terms, coverages, deductibles and collateral requirements, or at all. In most of the states in which we operate, we cannot engage in business without workers' compensation insurance. In order to obtain coverage we are required to post collateral with the carrier in the form of cash or a letter of credit from our lender. The carrier can retain this collateral for extended periods of time, and increase the amount of such collateral.

If we do not manage our workers’ compensation claims well, increased premiums could negatively affect operating results. Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, and throughout most of our corporate history, we maintained large deductible workers’ compensation insurance policies. Our current workers’ compensation policy has a deductible limit of $500,000 per incident and our workers’ compensation policies prior to April 2014 have a deductible limit of $350,000 per claim. In the years prior to April 2011, our policies have a deductible limit of $250,000 per person. As a result, we are substantially self-insured. Our management training and safety programs attempt to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims or a small number of significant claims could require payment of substantial benefits. In Washington and North Dakota, where private insurance is not allowed or not available, we purchase our insurance through state workers’ compensation funds and our liability in those monopolistic states is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

We may not be able to recover collateral deposits we have placed with our workers’ compensation insurance carrier. Historically our workers’ compensation insurance carriers have required collateral deposits to secure our payment of claims up to the amount of our policy deductible. For the two-year period prior to April 1, 2014, Dallas National Insurance (now known as Freestone Insurance) provided our workers’ compensation insurance coverage under a high deductible policy. Under the terms of the policy we were required to provide cash collateral of $1.8 million as security for payment of claims up to the policy deductible. We are responsible for paying claims up to the deductible amount. In January 2014, Freestone Insurance confirmed to us that it continued to hold $1.8 million of Command Center’s funds as collateral. In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about Freestone’s financial condition. In August 2014, the receivership was converted into a liquidation proceeding. In late 2015, we filed timely proofs of claim with the receiver for return of our collateral deposits, one as a priority claim and one as a general claim. On July 5, 2016, the receiver filed a first accounting with the Delaware Court of Chancery. Pursuant to this accounting, the receiver reported cash and cash equivalents of $87.7 million as of December 31, 2015. We believe our claim for return of collateral will be a priority claim and our collateral will be returned to us. However, if the Receiver determines that our claim for return of collateral is not entitled to priority or, if there are not sufficient assets available to pay all of the priority claims, we may not receive any or all of our collateral. As a result of the developments, in the second quarters of each 2015 and 2016 we recorded a reserve of $250,000 on the deposit balance, for a total reserve of $500,000, for potential loss of the value of our collateral held by Freestone. The have of our collateral could have a material adverse effect on our financial condition and results of operations. There have been no recent communications from the receiver.

We are exposed to substantial pressure on working capital due to the delay between the time we pay our temporary workers and the time we collect from our customers, which requires aggressive management of our credit risk. The pressure on our working capital requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to credit management practices that are unduly intrusive for our customers and interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

We require debt financing to provide working capital due to the delay between when we pay our temporary workers and other creditors from when we collect from our customers. Field team members are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis with 30-day payment terms. We currently have an account purchase agreement with Wells Fargo Bank, N.A. that allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum or $14 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2018. The cancelation of the account purchase agreement would have a material adverse effect on our liquidity, cash flows, and results of operations.

The limitations in our receivables financing agreements negatively impact our liquidity. Under our account purchase agreement with our lender, our borrowing base is limited to the lesser of: (1) 90% of acceptable accounts as defined in the agreement, or (2) $14,000,000. Our collateral requirements with our workers' compensation insurance carrier are secured by a $5.7 million letter of credit from our lender. The amount of the letter of credit result in a reduction to our borrowing base, currently reducing funds otherwise available to us by $5.7 million. This limitation on our liquidity may result in our inability to expand or to sustain our operations, which could result in a material adverse impact on our business.

Increased employee expenses could adversely affect our operations. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance and laws relating to equal opportunity employment. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of, among other things, changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as health insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

We will continue to be impacted by new laws and regulations relating to employment. In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, paid sick leave, application forms and background checks, and required notices to employees, among others. Additionally, the U.S. Department of Labor has enacted regulations which, if implemented, will greatly restrict the availability of exemptions from overtime compensation. As a staffing company and large employer with a wide geographical footprint, we are often faced with new legal requirements. Although we believe that we will be able to maintain appropriate compliance procedures, there is no assurance that our efforts will always be timely or effective, or that we will be able to recover the increased cost of new legal requirements through timely pricing increases to our customers.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. We process information on each new applicant for employment through the federal government’s E-Verify system. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. In some cases, the penalties for noncompliance are punitive. Regulatory requirements imposed on employers and enforcement actions relating to immigration status of employees are expected to increase. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business.  The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “Health Care Reform Laws”) include various health-related provisions that took effect in 2015 and 2016, including the requirement that most individuals have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2016 tax penalties are assessable on large employers which do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our qualifying temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. The economic impact of the Health Care Reform Laws to us is not yet known. It is likely that the Health Care Reform Laws will be revised or rewritten pursuant to proposed legislation. The requirements and the cost impact of revisions to existing laws, Health Care Reform Laws, or new health care legislation is unknown. Under both the present laws and proposed legislation, if we are unable to raise the rates we charge our customers to cover the costs of these programs, such increases in costs could materially harm our business.

We may be exposed to employment-related claims and costs from temporary workers, customers, or third parties that could materially adversely affect our business, financial condition and results of operations.  We are in the business of employing people and placing them in the workplaces of other businesses. As the employer of record, we are at risk for claims brought by our temporary workers, such as wage and hour claims, discrimination and harassment actions and workers' compensation claims. We are also at risk for liabilities alleged to have been caused by our temporary personnel (such as claims relating to personal injuries, property damage, immigration status, misappropriation of funds or property, violation of environmental laws, or criminal activity). Significant instances of these types of issues will impact our customers’ perception of us and may have a negative effect on our results of operations. The risk is heightened because we do not have control over our customers’ workplace or direct supervision of our temporary workers. If we are found liable for the actions or omissions of our temporary workers or our customers, and adequate insurance coverage is not available, our business, financial condition, and results of operations could be materially and adversely affected.

We may not be able to increase customer pricing to offset increased costs and may lose volume as a result of price increases we are able to implement. We expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs, and cost increases due to inflation, regulatory requirements and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, which would have a negative effect on our operating margins. Even if we are able to increase costs as desired, we may lose volume to competitors willing to service customers at a lower price.

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

Improper disclosure of employee and customer data could result in liabilities and harm our reputation.  In the course of our business, we collect, store, use, and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. We have established a system of controls for safeguarding the security and privacy of our data. Our security controls may not, in every case, be adequate to prevent unauthorized internal or external intrusions into our systems and improper disclosure of personal data and confidential information relating to our employees, our customers or our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding. The failure to adequately protect private information could expose us to claims from employees and customers and to regulatory actions, could harm our reputation, and could have a material adverse effect on our business, financial condition and results of operations. Additional security measures we may take to address customer or employee concerns may cause higher operating expenses.

Cyberattacks or other breaches of our technology hardware and software, as well as risks associated with compliance and data privacy could have an adverse effect on our systems, our service to our customers, our reputation, our competitive position, and financial results.  Our ability to manage our operations successfully is critical to our success. Our business is reliant on our ability to electronically gather, compile, process, store and distribute data and other information. Unintended interruptions or failures resulting from computer and telecommunications failures, equipment or software malfunction, power outages, catastrophic events, security breaches (such as unauthorized access by hackers), social engineering schemes, unauthorized access, errors in usage by our employees, computer viruses, ransomware or malware and other events could harm our business.  While we have taken measures to minimize the impact of these problems, the proper functioning of these systems is critical to our business operations. Any security breach or failure in our computer equipment, systems or data could result in the interruption of our business operations, tarnish our reputation and expose us to damages and litigation.

Our directors, officers and current principal shareholders own a large percentage of our common stock and could limit your influence over corporate decisions. As of March 30, 2017, our directors, officers and current shareholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 33% of our outstanding common stock. As a result, these shareholders, if they act together, may be able to control most matters requiring shareholder approval, including the election of directors and approval of mergers or other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these shareholders may not always coincide with our corporate interests or the interests of our other shareholders, and they may act in a manner with which you may not agree or that may not be in the best interests of our other shareholders.

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

We have a history of net losses. Although we have recorded a net profit in each of the last six fiscal years, as of December 30, 2016, we had an accumulated deficit of approximately $37.6 million. We have incurred net losses in many of our fiscal years since inception. We may incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States (GAAP). In 2014, we wrote-off approximately $807,000 in goodwill relating to our 2012 acquisition of DR Services. In addition, on June 3, 2016, we purchased substantially all of the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing (“Hancock”) from stores located in Little Rock, Arkansas and Oklahoma City, Oklahoma. In connection with the acquisition of Hancock, we identified and recognized $1.3 million in goodwill that we added to the carrying amount of $2.5 million from the acquisition of DR Services after the write-off. The resulting carrying amount of $3.8 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable to smaller reporting companies.

ITEM 2. DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. In April 2015, we executed the lease on this facility for a sixty-four month term, beginning in September 1, 2015 and expiring December 31, 2020, with an option to renew for two additional five year extensions. We pay approximately $10,800 per month for our office space with annual increases of approximately 3% which includes typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the property for all 65 of our current store locations. All of these stores are leased at market rates that vary in amount, depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease office space, and on occasion lease vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. For additional information related to our operating leases see Note 11 – Commitments and Contingencies in our Notes to the Consolidated Financial Statements.

ITEM 3. LEGAL PROCEEDINGS

On occasion, we may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are or could become involved in litigation may have a material adverse effect on our business, financial condition or results of operations. For additional information related to our legal proceedings see Note 11 – Commitments and Contingencies in our Notes to the Consolidated Financial Statements.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKETS FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.001 per share, is quoted on the OTCQB tier of the OTC Markets under the symbol “CCNI.” The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange.”

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two (2) fiscal years ended December 30, 2016 and December 25, 2015.

	Price (1)
Quarter Ended	High	Low
March 27, 2015	$0.75	$0.58
June 26, 2015	$0.77	$0.64
September 25, 2015	$0.70	$0.48
December 25, 2015	$0.57	$0.42
March 25, 2016	$0.54	$0.36
June 24, 2016	$0.48	$0.34
September 23, 2016	$0.44	$0.36
December 30, 2016	$0.40	$0.29

(1) The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTC QB was $0.37 on March 30, 2017.

The above data was compiled from information obtained from the OTC Bulletin Board quotation service.

Holders of the Corporation’s Capital Stock

At March 30, 2017, we had approximately 114 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and, at present, we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Equity Compensation Plan Information

	Number of securities	Weighted average	Number of securities
	to be issued upon	exercise price of	remaining
	exercise of outstanding	outstanding options,	available for
Plan category	options and rights	warrants and rights	future issuance
Equity compensation plans approved by security holders (1)	-	-	6,000,000

(1)
Consists of 6,000,000 shares issuable under the Command Center, Inc. 2016 Employee Stock Incentive Plan. This Plan was adopted by our Board of Directors on September 29, 2016 and approved by our stockholders at the 2016 Annual Meeting of Stockholders on November 17, 2016.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer &Trust, located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Recent Issuances of Unregistered Securities

There were no issuances of unregistered securities during the fiscal fourth quarter of 2016.

Stock Repurchase

On April 20, 2015 we announced that our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. During 2015 we purchased 2,329,552 shares of common stock at an aggregate price of approximately $1.4 million resulting in an average price of $0.60 per share under the repurchase plan. These shares were then retired. During 2016 we purchased 3,820,276 shares of common stock at an aggregate price of approximately $1.5 million resulting in an average price of $0.40 per share under the plan. These shares were then retired. We have approximately $2.1 million remaining under the repurchase plan. For additional information related to our stock repurchase see Note 8 – Stockholders’ Equity in our Notes to the Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 30, 2016 and December 25, 2015, and results of operations for the fiscal years ended December 30, 2016 and December 25, 2015. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

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

Overview

Our mission is to be our customer’s provider of choice for all manual on-demand employment solutions by placing the right people in the right jobs every time and by providing unparalleled service. We have focused intently on training, coaching and mentoring all of our employees in providing consistently excellent service to both our field team members and our customers. In furtherance of our mission, we have consolidated operations, established and implemented corporate operating policies and procedures, and developed a unified branding strategy for all of our stores.

The Temporary Labor Market:  The temporary labor industry is competitive and highly fragmented. We compete on the basis of quality of service, availability of workers with the appropriate skills and to a lesser extent price. In the United States, approximately 100 companies operate nationally, and approximately 10,000 smaller companies compete in varying degrees at local levels. Demand for temporary services is highly dependent on the overall strength of labor markets. In periods of economic growth, demand for temporary services generally increases, and the need to recruit, screen, train, retain and manage a labor pool matching the skills required by particular customers becomes critical. Conversely, during an economic downturn, competitive pricing pressures can pose a threat to retaining a qualified temporary workforce. We believe the on-demand temporary labor market creates a unique competitive niche for us. As a company, we have many experienced branch and Field Services employees throughout the country and proven operations that take advantage of on-demand (and long-term) opportunities on local and national levels. Specifically, regarding the on-demand business, we believe we recruit and retain better quality temporary workers than our competitors and provide both our customers and our temporary workers with excellent service on a consistent basis. These factors allow us to place good workers to work on short notice, thereby allowing us to achieve margins that are generally higher than our competitors.

On-demand Labor Store Operations:  We currently operate 65 on-demand labor stores serving approximately 3,200 customers and employing approximately 34,000 temporary employees.

As the economic environment continues to improve, we plan to grow through revenue increases at existing stores, as well as opening and acquiring new locations. Our target markets will include locations that we believe are underserved by competitors, areas where there is growing demand for on-demand services, and where we can increase business from current national accounts. Additional sales growth may result from selected acquisition opportunities, as well as the development of new national accounts, and by providing services in new business verticals.

With growth, we expect to leverage our existing cost structure over an increased revenue base. This may enable us to further reduce our operating costs as a percentage of revenue. Increasing our selling efforts and developing our business by targeting new customer development remains one of our top priorities.

The following table reflects operating results in 2016 compared to 2015 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-three weeks ended		Fifty-two weeks ended
	December 30 , 2016		December 25, 2015

Total operating revenue	$93,259		$88,499
Cost of staffing services	69,580	74.6%	64,893	73.3%
Gross Profit	23,679	25.4%	23,606	26.7%
Selling, general, and administrative expenses	21,775	23.4%	20,796	23.5%
Depreciation and amortization	298	0.3%	172	0.2%
Income from operations	1,606	1.7%	2,638	3.0%
Interest expense and other financing expense	(25)	(0.0%)	(82)	(0.1%)
Net income before taxes	1,581	1.7%	2,556	2.9%
Provision for income taxes	(822)	(0.9%)	(999)	(1.1%)
Net income	$759	0.8%	$1,557	1.8%
Non-GAAP data
EBITDA	2,051	2.2%	3,482	3.9%

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

We use EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, and non-cash compensation bear little or no relationship to our operating performance. By excluding interest expense, EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our stores cannot control. By excluding depreciation and amortization expense, EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our stock and stock options. For all of these reasons, we believe that EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of EBITDA to net income for the periods presented (in thousands):

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	December 30, 2016	December 25, 2015
EBITDA	$2,051	$3,482
Interest expense	(25)	(82)
Depreciation and amortization	(298)	(172)
Provision for income taxes	(822)	(999)
Non-cash compensation	(147)	(672)
Net income	$759	$1,557

Results of Operations

53 Weeks Ended December 30, 2016

Summary of Operations: Revenue increased approximately $4.8 million or 5.4%, to $93.3 million from $88.5 in 2015. The fiscal year ended December 30, 2016 had 53 weeks, compared to 52 weeks for the year ended December 25, 2015. Revenue for the week ended December 30, 2016 was $1.4 million. In June 2016, we acquired substantially all of the assets of Hancock. From the date of acquisition through the end of the fiscal year, revenue from the Hancock stores was approximately $4.5 million or 4.8% of our revenue for the 2016 fiscal year. Revenue from our stores in North Dakota decreased approximately $5.2 million or 33.8%, to $10.2 million from $15.4 millionin 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken oil and gas region of North Dakota. Revenue from our remaining stores (excluding Hancock and North Dakota) was $78.6 million, an increase of $5.5 million or 7.5% from fiscal year 2015.

Our stores serve a wide variety of customers and industries across 21 states. Our individual store revenue can fluctuate significantly on both a quarter over quarter and year over year basis depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of customers and industries we service at both the store and the company level. We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services: Cost of staffing services increased approximately $4.7 million, or 7.2% to $69.6 million in 2016 from $64.9 million in 2015. Cost of staffing services was 74.6% and 73.3% of revenue for 2016 and 2015, respectively. Part of the increase was due to the effect of an approximate $700,000 cumulative benefit from the actuarial adjustment to our workers’ compensation liability for the year ended December 25, 2015.  We did not receive this same benefit adjustment for the year ended December 30, 2016. The cost of staffing services for 2015 was revised to include an additional liability of approximately $159,000 to the State of Washington for workers' compensation expense, which was not recorded at December 25, 2015, but was related to the fourth quarter of 2015.

There can be fluctuations in workers' compensation expense as a result of changes to the mix of work performed during the year, changes in our claims history and changes in actuarial assumptions. We continue to put programs in place to train our employees on workplace safety.

Selling, General and Administrative Expenses ("SG&A"): SG&A expenses increased approximately $979,000 or 4.7% to $21.8 million in 2016 from $20.8 million in 2015. The increase is attributable to the expenses associated with greater revenue in 2016. The total increase was driven by an increase in salaries of $1.1 million, an increase in payroll taxes of approximately $300,000, an increase in credit card processing fees of approximately $147,000, and an increase in contract labor of approximately $68,000. These increases were offset by decreases in stock compensation expense of approximately $520,000.

The total number of stores open and operating increased from 57 at the end of fiscal year 2015 to 64 at the end of fiscal year 2016. The costs of operating these stores including staff salaries, rent, utilities and supplies are included in SG&A costs. While we attempt to bring new stores to full profitability as quickly as possible, it is normal for a new branch to operate below this level for several months.

Included in SG&A costs for 2015 is a non-recurring charge for $175,000 reserve for a note issued by Labor Smart, Inc. We purchased the note from a creditor of Labor Smart and issued Labor Smart a notice of default. We then filed suit to collect on the full value of the note, and Labor Smart has similarly filed suit against us seeking to halt collection efforts. The litigation is proceeding in the United States District Court for the Southern District of New York. Labor Smart has a history of operating losses and negative working capital and shareholders' equity, which affected our valuation of the note.

During 2015, we moved our corporate headquarters from Coeur d’Alene, Idaho to Lakewood, Colorado. We incurred additional costs associated with the hiring and training of new employees, relocation of existing employees and moving furniture and office equipment.

14 Weeks Ended December 30, 2016

Summary of Operations: Revenue for the quarter ended December 30, 2016 increased approximately $4.2 million or 19.3%, to $26.1 million from $21.9 for the quarter ended December 25, 2015. The fiscal quarter ended December 30, 2016 had 14 weeks, compared to 13 weeks for the fiscal quarter ended December 25, 2015. Revenue for the week ended December 30, 2016 was $1.4 million. In June 2016, we acquired the assets of Hancock. For the quarter ended December 30, 2016, revenue from the Hancock stores was approximately $1.9 million or 7.3% of our revenue for the fiscal quarter. Revenue for the quarter ended December 30, 2016 from our stores in North Dakota decreased approximately $0.7 million or 19.7%, to $2.9 million from $3.6 million for the quarter ended December 25, 2015. This decrease in North Dakota revenue is due to the decline in demand for temporary staffing services in the Bakken region of North Dakota. Revenue from our remaining stores (excluding Hancock and North Dakota) was $21.3 million, an increase of $3.0 million or 16.4% compared to the prior year.

Cost of Staffing Services: Cost of staffing services for the quarter ended December 30, 2016 increased approximately $3.1 million, or 18.9%, to $19.4 million in 2016 from $16.3 million for the quarter ended December 25, 2015. Cost of staffing services was 74.3% and 74.6% of revenue for 2016 and 2015, respectively, representing a nominal quarter over quarter variation. The cost of staffing services for 2015 was revised to include an additional liability of approximately $159,000 to the State of Washington for workers' compensation expense, which was not recorded at December 25, 2015, but was related to the fourth quarter of 2015.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses increased approximately $710,000, or 13.4%, to $6.0 million for the quarter ended December 30, 2016 from $5.3 million for the quarter ended December 25, 2015. The total increase was driven by the expenses associated with the revenue, including increase in salaries of $1.0 million and an increase in payroll taxes of approximately $200,000. These increases were offset by a decrease in bad debt expense of approximately $257,000, decreases in stock compensation expense of approximately $298,000, a decrease in insurance expense of $70,000, and a decrease in contract labor of approximately $77,000.

Liquidity and Capital Resources

The Company believes that cash flow from operations, working capital balances at December 30, 2016, and access to its account purchase agreement will be sufficient to fund anticipated operations through March 2018.

As of December 30, 2016, our current assets exceeded our current liabilities by approximately $11.4 million. Included in current assets are cash of approximately $3.0 million and trade accounts receivable of $10.3 million.

Included in current liabilities are accrued wages and benefits of approximately $1.6 million, and the current portion of workers’ compensation premiums and claims liability of approximately $1.1 million.

The account purchase facility agreement liability of approximately $480,000 at December 25, 2015 was used to fund operations. There was no liability at December 30, 2016. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14 million at December 30, 2016. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2018. The agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.5% per annum. At December 30, 2016 the effective interest rate was 3.02%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets. We also have an outstanding letter of credit under this agreement in the amount of $5.7 million which reduces the amount of funds otherwise made available to us under this agreement.

Operating Activities:  Net cash provided by operating activities totaled approximately $13,000 in 2016, compared to approximately $3.3 million in 2015. This change was primarily driven by $1.1 million cash used related to accounts receivable – trade, approximately $336,000 cash used related to prepaid expenses, deposits, and other, and $727,000 cash used related to workers’ compensation premiums and claims liability. These uses were offset by proceeds of $759,000 from net income, $746,000 related to our deferred tax asset, and $244,000 related to workers’ compensation risk pool deposits.

Investing Activities:  Net cash used by investing activities totaled approximately $2.1 in 2016, compared to approximately a $297,000 in 2015, primarily for the acquisition of Hancock.

Financing Activities: Net cash used by financing activities totaled approximately $2.5 million in 2016 compared to approximately $4.0 million in 2015. Financing activity in 2016 includes $417,000 to repay debt from Hancock as part of the acquisition, a $593,000 reduction in the balance of our factoring liability and $1.5 million in stock purchase under the company’s stock repurchase plan, compared to approximately $2.4 million reduction in the balance of our factoring liability and $1.6 million in stock purchase under the company’s stock repurchase plan and redemption of shares from cashless option expense in 2015.

Critical Accounting Policies

Our significant accounting policies and the anticipated impact of recently issued accounting standards are described in Note 1 – Summary of Significant Accounting Policies to the consolidated financial statements included in Item 8 of this Annual Report. Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders’ of Command Center, Inc.

We have audited the accompanying consolidated balance sheets of Command Center, Inc. as of the fiscal years December 30, 2016 and December 25, 2015, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the fiscal years then ended. Command Center, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 30, 2016 and December 25, 2015, and the results of its operations and its cash flows for the fiscal years ended December 30, 2016 and December 25, 2015 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, Command Center, Inc. revised its previously reported 2015 Consolidated Financial Statements.

PMB Helin Donovan, LLP

/s/PMB Helin Donovan, LLP

Austin, Texas

April 11, 2017

Command Center, Inc.

Consolidated Balance Sheets

	December 30,	December 25,
	2016	2015
		(Revised)
Assets
Current Assets
Cash	$3,022,741	$7,629,424
Restricted cash	24,676	-
Accounts receivable, net of allowance for doubtful accounts	10,287,456	8,917,933
Prepaid expenses, deposits, and other	631,873	292,352
Prepaid workers’ compensation	745,697	756,005
Other receivables	115,519	-
Current portion of workers’ compensation deposits	404,327	398,319
Total Current Assets	15,232,289	17,994,033
Property and equipment, net	432,857	408,657
Deferred tax asset	2,316,774	3,063,256
Workers’ compensation risk pool deposit, less current portion	2,006,813	2,256,814
Goodwill and other intangible assets, net	4,307,611	2,500,000
Total Assets	$24,296,344	$26,222,760
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	762,277	560,961
Checks issued and payable	98,837	487,087
Account purchase agreement facility payable	-	479,616
Other current liabilities	297,089	323,224
Accrued wages and benefits	1,567,585	1,452,558
Current portion of workers’ compensation premiums and claims liability	1,101,966	1,201,703
Total Current Liabilities	3,827,754	4,505,149
Long-Term Liabilities
Workers’ compensation claims liability, less current portion	1,604,735	2,231,735
Total Liabilities	5,432,489	6,736,884
Commitments and Contingencies (See Note 11)	-	-
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 60,634,650 and 64,305,288 shares issued and outstanding	60,634	64,305
Additional paid-in-capital	56,374,625	57,752,301
Accumulated deficit	(37,571,404)	(38,330,730)
Total Stockholders’ Equity	18,863,855	19,485,876
Total Liabilities and Stockholders’ Equity	$24,296,344	$26,222,760

The accompanying notes are an integral part of these financial statements

Command Center, Inc.

Consolidated Statements of Income

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	December 30, 2016	December 25, 2015
		(Revised)
Revenue	$93,259,508	$88,498,943
Cost of staffing services	69,580,410	64,892,648
Gross profit	23,679,098	23,606,295
Selling, general, and administrative expenses	21,774,419	20,795,777
Depreciation and amortization	298,300	171,511
Income from operations	1,606,379	2,639,007
Interest expense and other financing expense	(25,018)	(82,167)
Net income before income taxes	1,581,361	2,556,840
Provision for income taxes	(822,035)	(999,313)
Net income	$759,326	$1,557,527

Earnings per share:
Basic	$0.01	$0.02
Diluted	$0.01	$0.02

Weighted average shares outstanding:
Basic	62,350,680	65,139,449
Diluted	63,095,454	66,095,168

The accompanying notes are an integral part of these financial statements

Command Center, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock			Retained
	Shares	Par Value	APIC	Earnings (Deficit)	Total
Balance at December 26, 2014	65,632,868	$65,633	$58,318,396	$(39,619,842)	$18,764,187
Common stock issues for the conversion of options	122,000	122	28,118	-	28,240
Cashless option exercise	190,972	191	32,275	(32,466)	-
Redemptions of shares from cashless option exercise	-	-	-	(235,949)	(235,949)
Common stock issued for service	689,000	689	388,668	-	389,357
Stock-based compensation expense	-	-	352,299	-	352,299
Common stock purchased and retired	(2,329,552)	(2,330)	(1,367,455)	-	(1,369,785)
Net income for the year (Restated)	-	-	-	1,557,527	1,557,527
Balance at December 25, 2015 (Revised)	64,305,288	$64,305	$57,752,301	$(38,330,730)	$19,485,876

Common stock issued for services	149,637	$149	$9,601	$-	$9,750
Stock-based compensation expense	-	-	137,567	-	137,567
Common stock purchased and retired	(3,820,275)	(3,820)	(1,524,844)	-	(1,528,664)
Net income for the year	-	-	-	759,326	759,326
Balance at December 30, 2016	60,634,650	$60,634	$56,374,625	$(37,571,404)	$18,863,855

The accompanying notes are an integral part of these financial statements

Command Center, Inc.

Consolidated Statements of Cash Flows

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	December 30, 2016	December 25, 2015
		(Revised)
Cash flows from operating activities
Net income	$759,326	$1,557,527
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	298,300	171,511
Change in allowance for doubtful accounts	266,445	82,495
Stock based compensation	147,168	741,656
Reserve on note receivable	-	175,000
Deferred tax asset	746,482	822,744
Gain (Loss) on disposition of property and equipment	-	(18,271)
Changes in assets and liabilities:
Accounts receivable – trade	(1,051,585)	28,919
Restricted cash	(24,676)	-
Prepaid workers’ compensation	10,308	(174,650)
Other receivables	(1,742)	7,949
Prepaid expenses, deposits, and other	(336,071)	(32,109)
Workers’ compensation risk pool deposits	243,993	249,500
Accounts payable	201,316	14,714
Checks issued and payable	(388,250)	231,555
Other current liabilities	(246,130)	74,964
Accrued wages and benefits	115,027	(213,138)
Workers’ compensation premiums and claims liability	(726,737)	(386,113)
Net cash provided by operating activities	13,174	3,334,253
Cash flows from investing activities
Cash paid for acquisition	(1,980,000)	-
Purchase of property and equipment	(100,609)	(124,621)
Purchase of note receivable	-	(175,000)
Proceeds from the sale of property and equipment	-	2,500
Net cash used in investing activities	(2,080,609)	(297,121)
Cash flows from financing activities
Payment on acquired debt	(417,190)	-
Changes to account purchase agreement facility	(593,393)	(2,420,487)
Purchase of treasury stock	(1,528,665)	(1,615,710)
Proceeds from the conversion of stock options	-	28,240
Net cash used in financing activities	(2,539,248)	(4,007,957)
Net decrease in cash	(4,606,683)	(970,825)
Cash at beginning of period	7,629,424	8,600,249
Cash at end of period	$3,022,741	$7,629,424

Non-cash investing and financing activities
Cashless exercise of stock options	$-	$32,466
Contingent obligation (See Note 6)	$220,000	$-
Supplemental disclosure of cash flow information
Interest paid	$25,018	$82,167
Income taxes paid	$169,684	$103,878

The accompanying notes are an integral part of these financial statements

Command Center, Inc.

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a Washington corporation initially organized in 2002. We reorganized in 2005 and 2006 and now provide on-demand employees for manual labor, light industrial, and skilled trade applications. Our customers are primarily small to mid-sized businesses in the retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality industries. We currently operate 65 stores located in 21 states. Our largest 10 customers represent approximately 24% of our revenue.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and our wholly-owned subsidiaries, Disaster Recovery Services, Inc. (“DR Services”), for which we ceased the corporate existence in April 2016 and ComStaff, Inc., which is dormant. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal years 2016 consisted of 53 weeks and 2015 consisted of 52 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2015 have been reclassified to conform to the 2016 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

Revisions: During the fourth quarter of 2016, the Company identified that immaterial amounts of certain costs of sales and general and administrative expenses were misstated at December 25, 2015. As a result cost of sales and general and administrative expenses were under accrued by $256,952 ($155,632 net of income tax benefit) at December 25, 2015. In addition, we reclassified $94,000 in bank fees from Interest expense and other financing expense to selling, general, and administrative expenses. These adjustments were 10% or less than net income before income taxes and net income in 2015. However, these misstatements would have been material to the 2016 financial statements.

Pursuant to the guidance of Staff Accounting Bulletin (“SAB”) No. 99, Materiality, the Company concluded that the errors were not material to any of its prior year consolidated financial statements. The accompanying consolidated statement of operations for the year ended December 25, 2015 includes a cumulative revision relating to these misstatements.

These revisions did not have any material effect on income from operations, net income, cash flows, or non-GAAP reporting metrics nor did they affect the Company’s past compliance with debt covenants. These misstatements had no effect on our cash balances.

The following table compares previously reported balances to revised balances as of December 25, 2015 and for the year ended December 25, 2015.

Balance Sheet Changes	Previously Reported 2015	Adjustment	2015 revised
Deferred tax asset	$2,961,936	$101,320	$3,063,256
Accounts payable	$304,009	$256,952	$560,961
Accumulated deficit	$(38,175,098)	$(155,632)	$(38,330,730)

Statement of Operations changes
Cost of staffing services	$64,733,358	$159,290	$64,892,648
Selling, general, and administrative expenses	$20,603,745	$192,032	$20,795,777
Provision for income taxes	$(1,100,633)	$101,320	$(999,313)
Net income	$1,713,159	$(155,632)	$1,557,527
Earnings per share: Basic	$0.03		$0.02
Earnings per share: Diluted	$0.03		$0.02

Revenue Recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed. Revenues are reported net of customer credits and taxes collected from customers that are remitted to taxing authorities.

Cost of Staffing Services:  Cost of services includes the wages of temporary employees, related payroll taxes, workers’ compensation expenses, and other direct costs of services. We do not include store level costs in this calculation such as rent, store manager salary or other store level operating expenses.

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Restricted Cash:  We maintained a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. We regularly review our accounts receivable for collectability. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly. Generally, we refer overdue balances to a collection agency at 120 days and the collection agent typically pursues collection for another 60 days. At December 30, 2016 and December 25, 2015, our allowance for doubtful accounts was approximately $899,000 and $633,000, respectively. The Company's allowance is calculated as a percentage of account balances based on aging. Account balances over 120 days are typically full reserved.

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

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 5% present value interest rate to determine the amount of our reserves. The discount rate was increased to 5% from 3% in prior years to more accurately reflect the Company’s risk tolerance and the active management of workers’ compensation claims. We evaluate the reserves quarterly and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required. In monopolistic states, we utilize the state funds for our workers’ compensation insurance and pay our premiums in accordance with the state plans.

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between two and seven years.

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 30, 2016 and December 25, 2015, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Income Taxes:  We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return. We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. We are subject to tax examinations for 2012 through 2016. In the event that we are assessed penalties and/or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Earnings per Share:  We follow financial accounting standards which require the calculation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 2,598,000 and 3,633,500 shares of common stock at December 30, 2016 and December 25, 2015, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	Fifty-Three	Fifty-Two
	Weeks Ended	Weeks Ended
	December 30, 2016	December 25, 2015
Weighted average number of common shares used in basic net income per common share	62,350,680	65,139,449
Dilutive effects of stock options	744,774	955,719
Weighted average number of common shares used in diluted net income per common share	63,095,454	66,095,168

Share-Based Compensation:  Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized over the vesting period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model for stock options and the quoted market price for stock awards.

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the fiscal years ended December 30, 2016 and December 25, 2015, advertising costs included in selling, general and administrative expenses were approximately $46,000 and $44,000, respectively.

Concentrations:  No single customer represented more than 10% of our revenue for the fiscal years ended December 30, 2016 and December 25, 2015. At December 30, 2016 and December 25, 2015, 20.6% and 11.5%, respectively, of total accounts payable was due to a single vendor.

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

Our financial instruments consist principally of a contingent liability. For additional information see Note 11 - Commitments and Contingencies.

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

In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. Generally Accepted Accounting Principles (“GAAP”). The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For period ended December 30, 2016, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – NOTE RECEIVABLE

On May 22, 2015, we purchased a 10% Original Issue Discount Convertible Note originally issued by Labor Smart, Inc., a Nevada corporation, to Gemini Master Fund, Ltd., a Cayman Islands corporation (the “Note”) for $175,000. The Note was issued by Labor Smart on March 27, 2014 in the principal amount of $220,000, bearing a 10% annual interest rate and with a maturity date of January 1, 2015.

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

Based on its most recent financial statements available, there is substantial reason to doubt the ability of Labor Smart to repay the note. In its most recent Form 10-Q filed on November 16, 2015, Labor Smart has reported an accumulated deficit of approximately $10.9 million, and 2015 year to date net loss of approximately $2.6 million. Based on Labor Smart’s financial condition we have concluded that it is not probable the note will be repaid and we reduced the carrying value of the note to zero in the second quarter of 2015. On June 27, 2016, Labor Smart filed its intention to terminate registration under the Securities and Exchange Act of 1934. The Company fully reserved the note receivable during 2015 with a provision for $175,000.

NOTE 3 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 30, 2016 and December 25, 2015:

	2016	2015
Leasehold improvements	$341,993	$376,859
Vehicles and machinery	170,941	88,721
Furniture and fixtures	140,938	123,570
Computer hardware and licensed software	509,576	437,729
Accumulated depreciation	(730,591)	(618,222)
Total property and equipment, net	$432,857	$408,657

During the fiscal year ended December 30, 2016 and December 25, 2015, we recognized approximately $168,000 and $171,000, respectively, of depreciation and amortization expense related to property and equipment.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor stores, thus the analysis is conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. No provision has been made for an impairment loss as of December 30, 2016 and December 25, 2015.

During the fiscal year ended December 30, 2016, we recognized approximately $130,000 of amortization expense related to intangible assets.

On June 3, 2016, we purchased substantially all of the assets of Hancock. In connection with the acquisition of Hancock, we identified and recognized $1,277,568 in goodwill that we added to the remaining carrying amount of $2.5 million from the previous acquisitions. In addition, we added $659,564 in acquired intangible assets. For additional information see Note 6 – Acquisitions.

NOTE 5 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million on December 30, 2016 and December 25, 2015. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, at December 30, 2016, there was approximately $114,000 that was owed to us and at December 25, 2015 we owed approximately $480,000. In May 2016, we signed a new account purchase agreement with our lender, Wells Fargo Bank, N.A. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.5% per annum. At December 30, 2016 the effective interest rate was 3.02%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets.

We also have a $5.7 million letter of credit with Wells Fargo that secures our obligations to our workers' compensation insurance carrier. For additional information related to this letter of credit see Note 7 – Workers’ Compensation Insurance and Reserves.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At December 30, 2016, and December 25, 2015 we were in compliance with this covenant.

NOTE 6 – ACQUISITION

On June 3, 2016 we purchased substantially all the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing from stores located in Little Rock, Arkansas and Oklahoma City, Oklahoma. We acquired all of the assets used in connection with the operation of the two staffing stores. In addition, we assumed liabilities for future payments due under the leases for the two stores, amounts owed on motor vehicles acquired, and the amount due on their receivables factoring line. This transaction was accounted for under the purchase method in accordance with FASB Accounting Standards Codification Topic ASC 805, Business Combinations.

The aggregate consideration paid for Hancock was $2,617,189, paid as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of $417,189.

In connection with the acquisition of Hancock, we identified and recognized an intangible asset of $659,564 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight line basis over their estimated life of four (4) years, the non-compete agreement is amortized over its two-year term. During the year ended December 30, 2016 we recognized amortization expense of $129,521. We will recognize amortization expense of $222,036 in the fiscal year ending 2017, $155,367 in the fiscal year ending 2018, $107,746 in the fiscal year 2019 and $44,894 in the fiscal year 2020. At December 30, 2016 the intangible asset balance, net of accumulated amortization, was $530,043.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which have now been recorded in the financial statements as of December 30, 2016:

Assets:
Current assets	$587,833
Fixed assets	92,220
Intangible assets	659,564
Goodwill	1,277,568
$2,617,185
Liabilities:
Current liabilities	$637,185
Net purchase price	$1,980,000

The following table summarizes the pro forma operations had the entities been acquired at the beginning of each year presented in the Consolidated Statements of Income (in thousands):

	2016	2015
Revenue	$97,060	$96,813
Net income before income tax	1,847	3,101
Income tax	(922)	(1,203)
Net income	$925	$1,898

Revenue from the date of the acquisition through December 30, 2016 was approximately $4.5 million and has been included in the Consolidated Statements of Income.

NOTE 7– WORKERS’ COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $5.7 million, which is accomplished through a letter of credit under our Account Purchase Agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums. We also obtained full coverage in the state of New York under a policy issued by the State Fund of New York. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

On April 1, 2012 to March 31, 2014 our workers’ compensation carrier was Dallas National Insurance in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage was a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of $1.8 million as a non-depleting deposit as collateral for our self-insured claims.

From April 1, 2011 to March 31, 2012, our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, we maintained workers’ compensation policies through AMS Staff Leasing II (“AMS”) for coverage in the non-monopolistic jurisdictions in which we operate. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $715,000. At December 30, 2016, our deposit with AMS was approximately $698,000.

For the two-year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At December 30, 2016, our risk pool deposit with AIG was approximately $400,000.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At December 30, 2016 and December 25, 2015, we had net cash collateral deposits of approximately $2.4 million and $2.6 million, respectively. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.1 million at December 30, 2016. The workers’ compensation risk pool deposits total $2.4 million as of December 30, 2016, consisting of a current portion of $0.4 million and a long-term portion of $2.0 million. The long-term portion of the risk pool deposits is net of an allowance of $0.5 million, which is determined to be impaired. This allowance is to reserve for the possibility that we would not recover all of our risk pool deposits that we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company.) Freestone Insurance was placed in receivership by the State of Delaware in 2014. We continue to believe that we have a priority claim for the return of our collateral. However, the amount that will ultimately be returned to us is still uncertain. See Note 11 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone Insurance Company.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $3.8 million and $3.1 million for the fiscal years ended December 30, 2016 and December 25, 2015, respectively.

The following reflects the changes in our workers’ compensation deposits and our workers’ compensation claims liability during the fiscal years ended December 30, 2016 and December 25, 2015:

	2016	2015
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$2,655,133	$2,904,633
Additional workers’ compensation deposits made during the period	9,105	69,131
Deposits applied to payment of claims during the period	(3,098)	(68,631)
Reserve Allowance	(250,000)	(250,000)
Deposits available for future claims at the end of the period	$2,411,140	$2,655,133

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$3,433,438	$3,628,302
Claims paid during the period	(2,197,128)	(2,532,179)
Additional future claims liabilities recorded during the period	1,470,391	2,337,315
Estimated future claims liabilities at the end of the period	$2,706,701	$3,433,438

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

The following table summarizes financial assets measured at fair value on a non-recurring basis using significant unobservable inputs (Level 3) to measure fair value at December 31:

	2016	2015
Freestone Workers' compensation deposits	$1,997,798	2,247,798

During the years ended December 30, 2016 and December 25, 2015, certain workers' compensation deposits were re-measured and reported at fair value through a specific valuation allowance based upon the fair value of the underlying collateral based on collateral valuations utilizing Level 3 valuation inputs as follows:

	2016	2015
Carrying value of impaired deposits	$2,497,798	$2,497,798
Specific valuation allowance allocations	(500,000)	(250,000)
Fair value of impaired deposits	$1,997,798	$2,247,798

The estimation process for the Level 3 investment involves the use of a cash-flow methodology and other market valuation techniques involving management judgment.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:

In December 2015, we approved the issuance of 100,000 shares of common stock valued at $49,000 to our Board of Directors for partial payment of their services.

The following warrants for our common stock were issued and outstanding on December 30, 2016 and December 25, 2015:

	2016	2015
Warrants outstanding at beginning of year	-	1,375,000
Expired	-	(1,375,000)
Exercised	-	-
Warrants outstanding at the end of the year	-	-

The warrants outstanding at December 26, 2014 expired unexercised on April 15, 2015.

Stock Repurchase:  In April 2015 the Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. During 2016 we purchased 3,820,276 shares of common stock at an aggregate price of approximately $1.5 million resulting in an average price of $0.40 per share under the plan. These shares were then retired. During 2015 we purchased 2,329,552 shares of common stock at an aggregate price of approximately $1.4 million resulting in an average price of $0.60 per share under the plan. These share were then retired. We have approximately $2.1 million remaining under the plan. The table below summarizes our common stock purchases during 2016.

			Total number of	Approximate dollar
	Total		Shares purchased	value of shares that
	Shares	Average Price	As part of publicly	may yet be purchased
	Purchased	Per Share	Announced plan	under the plan
Period 1 (December 26, 2015 to January 22, 2016)	162,037	$0.44	2,491,589	$3,522,252
Period 2 (January 23, 2016 to February19, 2016)	174,300	$0.45	2,665,889	$3,440,816
Period 3 (February 20, 2016 to March 25, 2016)	166,500	$0.43	2,832,389	$3,367,430
Period 4 (March 26, 2016 to April 22, 2016)	329,961	$0.41	3,162,350	$3,239,059
Period 5 (April 23, 2016 to May 20, 2016)	264,563	$0.44	3,426,913	$3,122,455
Period 6 (May 21, 2016 to June 24, 2016)	1,066,103	$0.38	4,493,016	$2,713,809
Period 7 (June 25, 2016 to July 22, 2016)	301,500	$0.41	4,794,516	$2,588,905
Period 8 (July 23, 2016 to August 19, 2016)	177,407	$0.41	4,971,923	$2,516,529
Period 9 (August 20, 2016 to September 23, 2016)	760,012	$0.40	5,731,935	$2,213,622
Period 10 (September 24, 2016 to October 21, 2016)	116,093	$0.37	5,848,028	$2,170,105
Period 11 (October 22, 2016 to November 25, 2016)	242,400	$0.35	6,090,428	$2,085,761
Period 12 (November 26, 2016 to December 30, 2016)	59,400	$0.36	6,149,828	$2,064,377
Total	3,820,276	$0.40	6,149,828	$2,064,377

Redemption of Employee Stock Options: The Board of Directors authorized the purchase of 429,000 shares of common stock issuable to non-executive employees under stock options granted with an exercise price of $0.17 per share, as awarded on May 7, 2010. On March 27, 2015, we purchased the shares at the closing market price of $0.72 per share for an aggregate net purchase price of $235,949. These shares were retired. These shares are in addition to the authorized plan.

NOTE 9 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. The 2008 Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,860,500 and 1,671,616 options vested at December 30, 2016 and December 25, 2015, respectively. As of December 30, 2016, we had one equity compensation plan, namely the Command Center, Inc. 2016 Stock Incentive Plan, approved by the shareholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 6.0 million shares over the 10 year life of the plan. Currently, there have been no awards granted under this plan.

During 2015 we granted 300,000 stock options to employees. The options were granted with an exercise price of the fair market on the date of grant, seven year life and vesting over four years from the date of grant.

During 2014 we granted 785,000 shares of restricted common stock to employees. The shares vest one year from the date of grant if the grantee is still employed by our company. In 2015, 581,500 of these shares vested; the remaining 203,500 shares were forfeited. In 2016, 276,500 of the vested shares were issued to the respective grantees. The remaining 305,000 shares will be issued to the respective grantees in 2017.

	Number of	Weighted Average	Weighted Average
	Shares Under	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Outstanding December 26, 2014	4,266,500	$0.38	$0.25
Granted	300,000	0.70	0.31
Forfeited	(50,875)	0.41	0.28
Expired	(81,125)	0.35	0.28
Exercised	(801,000)	0.20	0.16
Outstanding December 25, 2015	3,633,500	0.45	0.28
Granted	105,000	0.49	0.32
Forfeited	(940,500)	0.61	0.39
Expired	(300,000)	0.70	0.46
Exercised	-	-	-
Outstanding December 30, 2016	2,498,000	$0.36	$0.24

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

	2016	2015
Expected term (years)	5.5	5.5
Expected volatility	41.3%	41.3%
Dividend yield	0.0%	0.0%
Risk-free rate	1.5%	1.5%

Under the fair value recognition provisions of the Accounting Standards Codification, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as an expense over the vesting period using the straight-line method of amortization. The expected post vesting exercise rate was determined based on an estimated annual turnover percentage of 15%. During the fiscal year ended December 30, 2016 and December 25, 2015, we recognized share-based compensation expense of approximately $147,000 and $742,000, respectively, relating to the issuance of stock options and stock grants.

The following table reflects a summary of our non-vested stock options outstanding at December 26, 2014 and changes during the fiscal years ended December 25, 2015 and December 30, 2016:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Non-vested December 26, 2014	2,666,125	$0.46	$0.28
Granted	300,000	0.70	0.31
Vested	(963,366)	0.46	0.28
Forfeited	(40,875)	0.41	0.33
Non-vested December 25, 2015	1,961,884	0.50	0.28
Granted	105,000	0.49	0.39
Vested	(741,884)	0.43	0.30
Forfeited	(687,500)	0.59	0.41
Non-vested December 30, 2016	637,500	$0.40	$0.27

As of December 30, 2016, there was unrecognized share-based compensation expense totaling approximately $38,854 relating to non-vested options that will be recognized over the next 3 years.

The following summarizes information about the stock options outstanding at December 30, 2016:

			Weighted Average
		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic
	Under Options	Per Share	(years)	Value
Outstanding	2,498,000	$0.36	4.02	$279,000
Exercisable	1,860,500	$0.35	4.61	$209,250

Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Contractual Life
0.20 – 0.41	1,818,000	5.1	1,443,000	5.1
0.67 – 0.73	680,000	4.8	417,500	4.8
	2,498,000		1,860,500

The intrinsic value of outstanding and expected stock options as of December 30, 2016 is approximately $240,000.

Under the employment agreement entered into with Colette Pieper, our CFO, on September 2, 2016, we are obligated to award to her unvested options to acquire 500,000 shares of Command Center common stock. When granted, the options will vest in four equal installments of 125,000 shares each. As of December 30, 2016, and also as of the date of this report, the options have not yet been granted.

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 1.0 million shares of common stock to employees. No shares have been issued pursuant to this plan.

NOTE 10 – INCOME TAX

The provision for deferred income taxes is comprised of the following:

	December 30 , 2016	December 25, 2015
Current:
Federal	$22,757	$15,114
State	52,795	160,729
Deferred:
Federal	522,740	704,762
State	223,743	118,708
Provision for income taxes	$822,035	$999,313

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 30 , 2016	December 25, 2015
Deferred tax assets and liabilities
Net operating loss (NOL)	$322,300	$837,236
Accrued vacation	50,925	40,850
Workers’ compensation claims liability	1,015,873	1,353,851
Depreciation	181,913	160,019
Bad debt reserve	337,559	249,581
Deferred rent	32,322	33,053
Stock compensation (Restricted Stock)	60,689	-
Charitable contribution	6,379	-
Other accruals	-	101,320
AMT credit	308,814	287,346
Total deferred tax asset	2,316,774	3,063,256
Valuation allowance	-	-
Net deferred tax asset	$2,316,774	$3,063,256

Our federal and state net operating loss carryover of approximately $0.9 million will expire in the years 2028 through 2031. Our charitable contribution carryover will expire in the years 2017 through 2018.

Management estimates that our combined federal and state tax rates will be approximately 37.5%, net of federal benefit on state income taxes. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 30 , 2016		December 25, 2015

Income tax expense based on statutory rate	$544,603	34%	$576,742	34%
Permanent differences	64,151	4%	246,264	15%
State income taxes expense net of federal taxes	258,588	16%	224,789	13%
Change in valuation allowance	-	0%	-	0%
Other	(45,307)	(3%)	(48,482)	(3%)
Total taxes (benefits) on income	$822,035	51%	$999,313	59%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We are subject to possible tax examinations for the years 2012 through 2016. We deduct interest and penalties as interest expense on the consolidated financial statements. During the year ended December 30, 2016, the Company reduced the net tax rate applied for state income tax purposes from 5.3% to 3.5% resulting in a decrease in deferred tax assist and an increase in stock income tax expense of approximately $120,000.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. In April 2015, we executed the lease on this facility for a sixty-four month term, beginning September 1, 2015 and expiring December 31, 2020, with an option to renew for two additional five-year extensions. We pay approximately $10,800 per month for our office space with annual increases of approximately 3% which includes typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five years as of December 30, 2016 are:

Operating Lease
Year	Obligation
2017	$858,086
2018	569,374
2019	369,385
2020	213,850
2021	-
Thereafter	-
$2,010,695

Total lease expense for the fiscal years ended December 30, 2016 and December 25, 2015 was approximately $1.4 million and $1.5 million, respectively.

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 30, 2016. Legal costs related to contingencies are expensed as incurred.

Freestone Insurance Company Liquidation: For the two-year period prior to April 1, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under a high deductible policy in which we are responsible for the first $350,000 per incident. During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policy we were required to provide cash collateral of $900,000 per year for a total of $1.8 million, as a non-depleting fund to secure our payment of anticipated claims up to the policy deductible. We are ultimately responsible for paying costs of claims that occur during the term of the policy, up to the deductible amount. In January 2014, Freestone Insurance provided written confirmation to us that it continued to hold $1.8 million of Command funds as collateral and stated that an additional $200,000 was held at another insurance provider for a total of $2.0 million. In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition. On August 15, 2014, the receivership was converted to a liquidation proceeding. The receiver distributed pending individual claims for workers’ compensation benefits to the respective state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants. In other situations we have continued to pay claims that are below the deductible level and we are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

From about July 1, 2008 until April 1, 2011, in most states our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers’ compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of 2016, we settled the individual workers’ compensation case and have legally challenged the State’s denial of liability.

During the second quarter of 2015, the receiver requested court authorization to disburse funds to the state guaranty funds. We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided. Distribution of funds by the receiver to the state guaranty funds remains on hold. As a result of these developments, during the second quarters of each 2015 and 2016 we recorded reserves of $250,000 on the deposit balance, for a total reserve of $500,000. We review these deposits at each balance sheet date and as of December 30, 2016, we did not need to make an adjustment to our deposit balance.

On July 5, 2016, the receiver filed the First Accounting for the period April 28, 2014 through December 31, 2015 with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.7 million as of December 31, 2015.

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

In response to revision corrections for the our 2015 prepaid expenses and accrued liabilities, management has expanded our policies and procedures to address the initial review of, and subsequent accounting treatment for, those items to see if they are reported in the proper period. In evaluating whether our previously issued consolidated financial statements were materially misstated, we considered the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-10-S99-1, Assessing Materiality, and ASC Topic 250-10-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.  We concluded that these misstatements were in the aggregate material to the 2016 reporting period, as they were over 10% of pre-tax income and net income for 2016 but were not considered material to the 2015 Consolidated Financial Statements and therefore, revision of the previously filed financial statements for the year ending December 25, 2015 was necessary.  There were no other annual or interim periods affected by this correction.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 30, 2016, our disclosure controls and procedures were effective.

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company hired a new Chief Financial Officer and a new Controller at the end of its 2016 third quarter and during their review of prior year account reconciliations they identified certain immaterial misstatements. Since those misstatements were material to the 2016 financial statements, the 2015 financial statements were revised. The misstatements were not considered the result of a material weakness in internal controls. The Company has hired a third party consultant to assess the internal controls environment under the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 13 Framework. The Company intends to consider recommendations from the third party consultant as well as information obtained from the review of prior account reconciliations to make enhancements to its internal control over financial reporting during 2017.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of our directors and executive officers are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3609 S Wadsworth Blvd., Suite 250 Lakewood Colorado 80235. All of these individuals are citizens of the United States. Our Board of Directors currently consists of seven directors. Directors are elected at the annual meeting of shareholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed by the Board. No family relationships exist among any of our directors or executive officers.

Frederick Sandford, age 56	Chief Executive Officer, President, and Director
Colette Pieper, age 62	Principal Accounting Officer
Ronald L. Junck, age 69	Executive Vice President, Secretary, and General Counsel
Richard Finlay, age 57	Director
John Schneller, age 51	Director
JD Smith, age 46	Director
John Stewart, age 60	Director
R. Rimmy Malhotra, age 41	Director
Steven Bathgate, age 62	Director

Frederick J. Sandford, age 56, was appointed as our President and Chief Executive Officer on February 22, 2013, and was first elected as a director at the Company’s 2013 shareholders meeting. Mr. Sandford has over 30 years of leadership experience as CEO, President, or General Manager, guiding businesses in various stages, including startups, turnarounds and wind downs. He has led companies in diverse industries, including technology, industrial fabrication, security services, waste management and retail. Prior to joining our company, he served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection. Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company. He earned a BA in Psychology from the University of Massachusetts at Amherst. He is a former U.S. Navy SEAL.

Colette C. Pieper, age 62, was appointed as our Chief Financial Officer on September 2, 2016. Before joining Command Center, Mrs. Pieper served as CFO from 2012 to 2016 for Life Partners Holdings, Inc., a company engaged in the secondary market for life insurance. From 2006 to 2012, she was an Executive Director and Accounting/Financial Director for USAA, an insurance and financial services provider to members of the military and their families. Previously, from 2003 to 2005 she was Vice President and CFO of Clarke American Checks, Inc. and from 2000 to 2003, she was Vice President and CFO of an affiliated company, Checks In The Mail. Mrs. Pieper holds a Bachelor of Science degree in Accounting from Trinity University and a Master in Professional Accounting degree from the University of Texas. She is licensed by the State of Texas as a Certified Public Accountant and by the American Institute of CPAs as a Chartered Global Management Accountant.

Ronald L. Junck, 69, has been our Executive Vice President, Secretary and General Counsel since November 2006. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Federal Claims.

Richard Finlay, age 57, was appointed to our Board of Directors on July 9, 2015. Mr. Finlay is currently Chief Financial Officer at BNBuilders, Inc. (“BNB”), a construction company focused on life science, biotech, lab research, health care, education, and commercial markets with offices in Seattle and San Diego. Prior to joining BNB, Mr. Finlay spent 4 years in non-profit leadership as CFO at Eastside Catholic School, and in Guatemala for Ecofiltro, a social enterprise manufacturing and distributing water filters. Prior to his work in Central America, Mr. Finlay served in senior leadership positions (either as CEO or CFO) with a veterinary hospital group, a boat manufacturer, a fitness / nutrition focused company and an innovative early stage health care company. Additional experience includes more than 15 years’ experience in business development, finance and accounting with a Fortune 500 company as well as small and mid-size regional companies. He is a 1984 graduate of the University of Washington earning a Bachelor of Arts in Business Administration.

John Schneller, age 51, was appointed to our Board of Directors on June 23, 2008. Mr. Schneller is a partner at the investment banking firm of Scura Paley & Company LLC. Prior to joining Scura Paley Mr. Schneller was the Chief Financial Officer of iMedicor, Inc., an enterprise healthcare software company. Prior to iMedicor Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, insurance companies, packaging and retail. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, MA, a Master's in Public Administration from Suffolk University in Boston and a Master's in Business Administration from the Johnson Graduate School of Management at Cornell University in Ithaca, NY.

JD Smith, age 46, has been a member of our Board of Directors since December 10, 2012. Mr. Smith has worked in real estate investment, construction and development since 1982. Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of real estate and investment and development businesses. He also serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions. From 2008 until 2012 he was Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona. From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc., and JD Smith Development, LLC. In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license. In 1993 he graduated from Arizona State University with a Bachelor’s of Science degree in Real Estate.

John Stewart, age 60, has been a member of our Board of Directors since November of 2013 and was elected as Chairman in December 2014. He has been the President of Glacial Holdings, Inc. and Glacial Holdings LLC, private multi-family residential and commercial real estate holding companies, and of Glacial Holdings Property Management, Inc., a private property management company since 1992. Through a number of private entities, Mr. Stewart is an investor in various business enterprises. During the past nine years, he has served as the chair of the Advisory Board of the Bank of North Dakota, a director of Corridor Investors, LLC, the Minot Family YMCA and the Minot Vocational Adjustment Workshop, and as a trustee of the Oppen Family Guidance Institute. Mr. Stewart was employed as a Certified Public Accountant by the accounting firms of Arthur Andersen & Co. (from 1978 to 1980) and Brady, Martz & Associates P.C. (from 1980 to 1997). Mr. Stewart has been a member of the Board of Trustees of Investors Real Estate Trust (NYSE - IRET) since 2004.

R. Rimmy Malhotra, age 41, was appointed to our Board of Directors on April 6, 2016. From 2013 to the present, Mr. Malhotra has served as the Managing Member and Portfolio Manager for the Nicoya Fund LP, a private investment partnership. Previously, from 2008-2013 he served as portfolio manager of the Gratio Values Fund, a mutual fund registered under the Investment Act of 1940. Prior to this, he was an Investment Analyst at a New York based hedge fund. He earned an MBA in Finance from The Wharton School and a Master’s degree in International Relations from the University of Pennsylvania where he was a Lauder Fellow. Mr. Malhotra holds undergraduate degrees in Computer Science and Economics from Johns Hopkins University.

Steven Bathgate, age 62, has over 35 years of security industry experience, particularly with microcap companies. He was appointed to our Board of Directors in 2016. In 1995 he founded GVC Capital LLC and he is the Senior Managing Partner of that firm. GVC Capital is an investment banking firm located in Denver, Colorado, focusing primarily on providing comprehensive investment banking services to undervalued microcap companies. Prior to founding GVC Capital, Mr. Bathgate was CEO of securities firm Cohig & Associates in Denver from 1985 to 1995 and was previously Managing Partner, Equity Trading, at Wall Street West. He currently is also a director for Global Healthcare REIT and Bluebook International, Inc. Mr. Bathgate received a Bachelor of Science in Finance from the University of Colorado, Leeds School of Business.

Corporate Governance Policies

In October 2015, the directors adopted and approved as policies of the Board, the Corporate Governance Guidelines, the Standards of Ethics and Business Conduct and the Policy on Roles and Responsibilities of the Chairman of the Board. Those policies are each available on our website at www.commandonline.com and in print to any shareholder upon request.

Committees of the Board of Directors

Our Board of Directors established three standing committees to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee. The composition and function of each of our committees complies with the rules of the SEC that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee. Charters for each committee are available on our website at www.commandonline.com . The charter of each committee is also available in print to any shareholder upon request at no charge. The table below shows current membership for each of the standing board committees.

Audit	Compensation	Nominating and Governance
John Stewart (Chair)	John Schneller (Chair)	JD Smith (Chair)
Richard Finlay	Rimmy Malhotra	Steven Bathgate
Rimmy Malhotra	JD Smith	John Schneller

The committees are described below. The committees were reconstituted at the annual meeting of the board in November 2016. Previous to this date, Rimmy Malhotra, Richard Finlay, and Steven Bathgate did not formally sit on any committees.

Audit Committee:  John Stewart (Chairman), Richard Finlay, and Rimmy Malhotra currently serve on the Audit Committee. The Audit Committee held four formal meetings in each 2016 and 2015, and reviewed our quarterly filings and our annual filing and audit. Additional discussions among committee members and meetings were held to discuss the audit process and the preparation and review of the consolidated financial statements.

Our Board of Directors has determined that Mr. Stewart qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Marketplace Rules. Each of the members of the Audit Committee meets the independence standards for independent directors under the NASDAQ Listing Rules.

Compensation Committee:  John Schneller (Chairman), JD Smith, and Rimmy Malhotra currently serve on the Compensation Committee. The Compensation Committee met on six occasions in 2016 and six occasions in 2015. The Compensation Committee is comprised of three non-employee directors. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the NASDAQ Marketplace Rules.

Nominating and Governance Committee:  JD Smith (Chairman), John Schneller, and Steven Bathgate currently serve on the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met on three occasions in 2016 and three occasions in 2015. Each of the members of the Nominating and Governance Committee meets the independence standards for independent directors under the NASDAQ Listing Rules.

Special Committees: In February 2017, our Board established the Strategic Alternatives Committee as a special committee and appointed John Schneller, JD Smith, Rimmy Malhotra and Steven Bathgate to serve on the committee. Subsequently, the Strategic Alternatives Committee appointed Rimmy Malhotra as chair. The Committee is empowered to identify and evaluate strategic opportunities available to the Company. We anticipate that the Committee will engage the services of an investment banking firm to assist the Committee in fulfilling this assignment. Each of the members of the Strategic Alternatives Committee meets the independence standards for independent directors under NASDAQ Listing Rules.

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

The Nominating and Governance Committee believes that nominees for director should have experience, such as those mentioned above, that may be useful to Command Center and the Board of Directors, high personal and professional ethics and the willingness and ability to devote sufficient time to carry out effectively their duties as directors. The Nominating and Governance Committee believes it appropriate for at least one, and, preferably, multiple, members of the Board of Directors to meet the criteria for an “audit committee financial expert” as defined by rules of the SEC, and for a majority of the members of the Board of Directors to meet the definition of “independent director” as defined by the NASDAQ Listing Rules. The Nominating and Governance Committee also believes it is appropriate for key members of our management to participate as members of the Board of Directors. Prior to each annual meeting of stockholders, the Nominating and Governance Committee identifies nominees first by evaluating the current directors whose term will expire at the annual meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of the Board of Directors with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue in service, the Nominating and Governance Committee determines not to re-nominate the director, a vacancy is created on the Board of Directors as a result of a resignation, an increase in the size of the Board or other event, the Committee will consider various candidates for Board membership, including those suggested by the Committee members, by other Board members, by any executive search firm engaged by the Committee or by stockholders.

A stockholder who wishes to suggest a prospective nominee for the Board of Directors should notify our Secretary, or any member of the Committee, in writing and include any supporting material the stockholder considers appropriate. Information to be in the notice includes the name and contact information for the candidate, the name and contact information of the person making the nomination, and other information about the nominee that must be disclosed in proxy solicitations under Section 14 of the Securities Exchange Act of 1934 and the related rules and regulations under that Section. There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

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

Director Compensation

The following table summarizes the cash, equity awards, and all other compensation earned by each of our non-employee directors during the year ended December 30, 2016. Directors who are also officers are included in the Summary Executive Compensation Table below.

	Fees
	Earned or
	Paid in	Stock	Option
Name	Cash	Award (1)	Award (2)	All Other	Total
John Stewart	$46,500	$7,960	$-	$-	$54,460
Richard Finlay	$25,000	$7,960	$-	$-	$32,960
John Schneller	$36,000	$7,960	$-	$-	$43,960
JD Smith	$36,000	$7,960	$-	$-	$43,960
Rimmy Malhotra	$12,500	$-	$-	$-	$12,500
Steve Bathgate	$6,250	$-	$-	$-	$6,250

(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2016 in accordance with GAAP. This amount represents shares awarded for service in 2015. The amounts were calculated using the closing price of our stock on the grant date.

(2)	This column represents the grant date fair value of options awarded to each non-employee director in 2016 in accordance with GAAP.

Narrative to Director Compensation Table

The Compensation Committee recommends and the Board of Directors determines the compensation for our directors, based on industry standards and our financial situation. At all relevant times prior to July 9, 2015, we paid each of our independent directors the base amount of $25,000 as an annual retainer, paid on a quarterly basis, together with an award of 20,000 shares of the Company’s common stock. In addition, we paid a fee of $5,000 per annum, paid quarterly, if the independent director was chairman of a committee. Our employee directors receive no additional compensation for attendance at Board meetings or meetings of Board committees. Non-employee directors are also reimbursed for any expenses they may incur in attending meetings.

Effective as of July 9, 2015, director compensation was modified to increase the annual retainer for the Chairman of the Board to $30,000 and to increase the annual payment to the chair of the Audit Committee to $6,500. The annual payment for the chairman of each the Compensation Committee and the Nominating and Governance Committee remains at $5,000. Non-chairman members of each board committee are also awarded compensation, $3,500 annually for Audit Committee members and $2,500 annually for members of other committees. The award of 20,000 shares of our common stock and expense reimbursement remain unchanged.

Attendance at Meetings

During 2016, our Board held six meetings and acted by unanimous written consent on four occasions. During 2015, our Board also held six meetings and acted by unanimous written consent on four additional occasions. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

Code of Ethics

In October 2015, the Board of Directors adopted the Standards of Ethics and Business Conduct, or the Code of Ethics. The Code of Ethics applicable to all directors, officers and employees of the Company. To date, there have been no waivers under our Code of Ethics. We intend to disclose future amendments to certain provisions of our Code of Ethics or any waivers, if and when granted, of our Code of Ethics on our website at www.commandonline.com within four business days following the date of such amendment or waiver.

The Code of Ethics is available on our website at www.commandonline.com and in print to any shareholder upon request at no charge. Requests should be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities (“Reporting Persons”) to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 30, 2016. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2016, we believe that, during 2016, the filing requirements under Section 16(a) of the Exchange Act were satisfied except one Form 4 was filed late by 349 days for one transaction by Mr. Jeff Wilson.

Indebtedness of Management

No director or executive officer or nominee for director, or any member of the immediate family of such has been indebted to the Company during the past year.

Officer and Director Legal Proceedings

There are no legal proceedings involving our officers or directors.

ITEM 11. EXECUTIVE COMPENSATION

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

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 30, 2016, and December 25, 2015 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; (collectively, the “Named Executive Officers” or “NEOs”). Columns required by SEC rules are omitted where there is no amount to report.

					All Other
Name and Principal Position	Year	Salary	Bonus (4)	Stock Awards	Compensation (5)	Total
Frederick Sandford (1)	2016	$275,000	$85,000	$-	$258	$360,258
President, Chief Executive Officer, and Director	2015	$253,923	$-	$-	$138	$254,061
Colette Pieper Chief Financial Officer (2)	2016	$60,481	$-	$-	$54,830(6)	$115,311
Ronald Junck	2016	$185,000	$35,000	$-	$228	$220,228
Executive Vice President and General Counsel	2015	$185,000	$-	$-	$762	$185,762
Jeff Wilson (3)	2016	$149,029	$-	$13,256	$194	$162,479
Former Chief Financial Officer and Former Director	2015	$200,000	$-	$-	$138	$200,138

(1)	Frederick Sandford was appointed Chief Executive officer on February 22, 2013.
(2)	Colette Pieper was appointed Chief Financial Officer on September 2, 2016.
(3)	Our former Chief Financial Officer, Jeff Wilson was appointed on September 2, 2014. Mr. Wilson’s tenure as an officer and employee expired on September 1, 2016.
(4)	Bonus payments were awarded based on the successful relocation of the corporate office from Coeur d'Alene, Idaho to Lakewood, Colorado.
(5)	Includes payments for company sponsored life insurance.
(6)	Colette Pieper Other Compensation includes $54,698 of reimbursable relocation expenses.

Narrative to Summary Compensation Table

Summary of Executive Employment Agreements

On October 13, 2015, we entered into an Executive Employment Agreement with Frederick Sandford (the “CEO Agreement”). The key terms of the Agreement are as follows: (i) A base salary of $275,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) If there is a change in control (as defined in the Agreement), Mr. Sandford will continue to receive his Base Salary and Annual Bonus for 24 months after termination, together with vesting of all options granted. (iii) In the event of termination without cause (as defined in the CEO Agreement), Mr. Sandford would continue to receive his Base Salary for the longer of: 18 months following termination or the remainder of the then current term of the CEO Agreement. (iv) Non-competition and confidentiality provisions are applicable under the CEO Agreement. (v) The effective date of the CEO Agreement is October 13, 2015, and continues for three years unless sooner terminated (the “Employment Term”). Automatic extensions apply in certain events.

Effective September 2, 2016, we entered into an employment agreement with Colette Pieper.  The key terms of the agreement are as follows: (i) A base salary of $185,000, increasing to $200,000 on January 1, 2017. (ii) The agreement provides for a maximum bonus opportunity of $20,000 for the remainder of fiscal 2016 and thereafter with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan as approved by the Compensation Committee. There is no guarantee of any annual bonus. (iii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iv) We will make an initial grant of unvested options to acquire 500,000 shares of common stock. The options will vest in four equal annual installments of 125,000 options, effective beginning on a future date to be determined following approval of the stock incentive plan by the shareholders. (v) If there is a change in control (as defined in the agreement), Mrs. Pieper will continue to receive her Base Salary and Annual Bonus for 12 months after termination, together with vesting of all options granted pursuant to the agreement. In the event of termination without cause (as defined in the agreement), she would continue to receive her Base Salary for the longer of: 12 months following termination or the remainder of the then current agreement. (vi) Non-competition and confidentiality provisions are applicable under the agreement. (vii) The effective date of the agreement is September 2, 2016 and continues for one year unless sooner terminated. Automatic extensions apply in certain events.

There are no present or anticipated executive employment agreements with Ronald Junck, Executive Vice President and General Counsel. Ronald Junck receives a base salary of $185,000 per year, effective September 2011, plus performance based compensation as set by the Board.

Pursuant to the Executive Employment Agreement with our former Chief Financial Officer, Jeff Wilson, that expired on September 1, 2016, Mr. Wilson was entitled to base salary of $200,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There was no guarantee of any annual bonus. Noncompetition and confidentiality provisions are applicable under the agreement.

All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of options outstanding on December 30, 2016, the last day of our last completed fiscal year, to each of the Named Executive Officers named in the Summary Compensation Table.

		Number of	Number of
		Securities	Securities
		Underlying	Underlying	Option	Option
		Unexercised Options	Unexercised Options	Exercise	Expiration
Name	Grant Date	Exercisable	Unexercisable	Price	Date
Frederick Sandford	2/22/2013	1,125,000	375,000	$0.20	2/21/2023
10/31/2014		150,000	150,000	$0.67	10/30/2021

Option Exercises

Ronald Junck, our Executive Vice President, General Counsel and Secretary and Ralph Peterson, former Director and former Chief Financial Officer, each exercised options for 250,000 shares in 2015. Our NEOs did not exercise any options in 2016.

Payments upon Termination and Change in Control

The following is a summary setting forth potential severance payments and benefits provided for Frederick J. Sandford and Colette Pieper, the only named executive officers with a written employment agreement.

Frederick J. Sandford, President and Chief Executive Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)	Disability (4)
Base Salary	$412,500	$550,000	$137,500	$137,500
Bonus (1)	-	550,000	-	-
Total	$412,500	$1,100,000	$137,500	$137,500

(1) For purposes of this table, the annual bonus amount is assumed to be equal to 100% of base salary.
(2) Includes base salary for 18 months.
(3) Includes base salary and bonus for 24 months.
(4) Includes base salary for six months.

Colette Pieper, Principal Accounting Officer	Involuntary Termination without Cause (2)	Termination for Change in Control (3)	Death (4)
Base Salary	$200,000	$200,000	$100,000
Bonus (1)	-	137,500	-
TOTAL	$200,000	$337,500	$100,000

(1)
For purposes of this table, the bonus amount is assumed to be equal to 50% of the President and CEO’s annual bonus stated above.
(2)
Includes base salary for 12 months. This payment also applies to resignation for good reason (as that term is defined in the employment agreement).
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

Payments Made Upon Involuntary Termination Without Cause

In the case of Mr. Sandford, he will continue to receive his base salary for the remainder of the then-current term or 18 months, whichever is longer. In the case of Mrs. Pieper, she will continue to receive her base salary for one year from termination or the remainder of the then current term, whichever is longer.

Payments Made Upon a Change in Control

Mr. Sandford’s and Mrs. Pieper’s employment agreement contains change in control provisions. The benefits, in addition to the items listed under the heading “Payments Made Upon Any Termination” above include the vesting of all outstanding stock options.

In the case of Mr. Sandford, he will continue to receive his base salary and bonus for 24 months. In the case of Mrs. Pieper, she will continue to receive her base salary and bonus for 12 months.

Payments Made Upon Death or Permanent Disability

In the event of the death or permanent disability of a named executive officer, the executive or personal representative or estate, as applicable, would receive, in addition to the items listed under the heading “Payments Made Upon Any Termination” above the vesting of all outstanding stock options.

In the case of Mr. Sandford and Mrs. Pieper, they or their personal representatives or estates, as applicable, will continue to receive the executive's base salary during the six-month period following the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 60,634,650 shares of common stock issued and outstanding as of December 30, 2016.

Security Ownership of Non-Management Owners

Name and address of Beneficial Owner (1) (2)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Glenn Welstad (3)	Common Stock	2,500,000	4.1%
Jerry Smith (4)	Common Stock	5,756,706	9.5%
Merle Rydesky (5)	Common Stock	7,235,000	12.0%

(1)	The address of the non-management owners is: care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 3, 2015.

(3)	The number of shares comprising Mr. Welstad’s beneficial ownership is based upon the best information available to the Company as of March 30, 2017.
(4)	The number of shares comprising Mr. Smith’s beneficial ownership is based upon the written representations of his legal counsel.
(5)
The number of shares comprising Dr. Rydesky’s beneficial ownership is based upon the Schedules 13D filed by Merle Rydesky and Barbara Rydesky on February 11, 2015 and the verbal representations of Dr. Rydesky.

Security Ownership of Management

Name and address of Beneficial Owner (1) (2)	Title of Class	Amount and Nature of Beneficial Ownership (2)	Percent of Class
Frederick Sandford (3)	Common Stock	1,845,000	3.3%
Colette Pieper	Common Stock	-	-
Ronald Junck (4)	Common Stock	1,460,225	2.4%
Richard M. Finlay	Common Stock	30,200	-
John Schneller (5)	Common Stock	365,000	0.6%
JD Smith (6)	Common Stock	324,750	0.6%
John Stewart (7)	Common Stock	658,015	1.1%
R. Rimmy Malhotra (8)	Common Stock	1,286,947	2.1%
Steven Bathgate (9)	Common Stock	1,149,710	1.9%
All Officers and Directors as a Group	Common Stock	7,119,847	12.1%

(1)	The address of the NEOs and Directors is: care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 30, 2016.

(3)	Includes 195,000 shares held outright and options to purchase 1,650,000 shares.
(4)	Includes 1,353,148 shares held outright, 107,077 shares held indirectly.
(5)	Includes 295,000 shares held outright and options to purchase 70,000 shares.
(6)	Includes 216,000 shares held outright and options to purchase 108,750 shares.
(7)	Includes 60,000 shares held outright, 503,900 held indirectly and options to purchase 94,115 shares.
(8)
All shares are owned indirectly through Nicoya Fund. The shares are directly owned by the Nicoya Fund LLC, a Delaware limited liability company. This reporting person is the managing member and a co-owner of Nicoya Capital LLC, which is the managing member and owner of the Nicoya Fund.

(9)	Includes 154,710 shares held outright, 995,000 shares held indirectly, including 800,000 by Mr. Bathgate’s spouse, 95,000 by the Bathgate Family Partnership and 100,000 by Viva Co., LLC.

Equity Compensation Plans

At the annual meeting of shareholders held on November 17, 2016, the shareholders approved the adoption of the 2016 Employee Stock Incentive Plan. The 2008 Stock Incentive Plan expired in January 2016, except as to awards that remain outstanding under the plan.

Securities authorized for issuance under equity compensation plans.

As of December 30, 2016, we had one equity compensation plan, namely the Command Center, Inc. 2016 Stock Incentive Plan, approved by the shareholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 6.0 million shares over the 10 year life of the plan. Currently, there have been no awards granted under this plan.

As of December 25, 2015 we had one prior equity compensation plan, namely the Command Center, Inc. 2008 Stock Incentive Plan, previously approved by the shareholders.. In January 2016 this plan expired and no new grants can be made under the plan.

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of us.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no material or significant Related Party Transactions during 2016 or 2015.

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

Based on these standards and information provided by the Directors and Officers, the Board determined that Steven Bathgate, Richard Finlay, Rimmy Malhotra, John Schneller, JD Smith and John Stewart, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as shareholders of the Company.

Based on Securities and Exchange Commission Rules and Regulations and NASDAQ Marketplace Rules, the Board affirmatively determined that: Frederick Sandford is not independent because he is an employee of the Company and our Chief Executive Officer and President.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected PMB Helin Donovan as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal years ending December 30, 2016 and December 25, 2015.

The following table summarizes the fees that PMB Helin Donovan charged us for the listed services during 2016 and 2015:

Type of fee:	2016	2015

Audit fees (1)	$122,500	$131,500
Audit related fees (2)	-	-
Tax fees	35,310	22,286
All other fees (4)	-	-
Total	$157,810	$153,786

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

(3)	The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form 8-K, as filed November 16, 2005
3.3	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form S-1, as filed January 14, 2008
3.4	Bylaws. Incorporated by reference to Exhibit 3(b) to Form SB-2, as filed May 7, 2001
3.5	Amendment to Bylaws. Incorporated by reference to Exhibit 3.2 to Form 8-K as filed November 16, 2005.
3.6	Amended and Restated Bylaws. Incorporated by reference to Exhibit 3.1 to Form 8-K as filed on October 4, 2016.
4.5	Form of Common Stock Share Certificate. Incorporated by reference to Exhibit 4.5 to Form S-1 as filed January 14, 2008
10.3	Executive Employment Agreement with Fredrick Sandford. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on October 13, 2015
10.4	Executive Employment Agreement with Colette C. Pieper. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on September 2, 2016.
10.5	Command Center, Inc. 2016 Stock Incentive Plan. Included as Appendix B to Form DEF 14A as filed October 11,, 2016
14.1	Code of Ethics.
21.1	List of Subsidiaries
23.1	Consent of PMB Helin Donovan
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Accounting Officer-Section 906 Certification
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/Frederick Sandford	Chief Executive Officer	Frederick Sandford	April 11, 2017
Signature	Title	Printed Name	Date

/s/Colette Pieper	Principal Accounting Officer	Colette Pieper	April 11, 2017
Signature	Title	Printed Name	Date

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/John Stewart	Director	John Stewart	April 11, 2017
Signature	Title	Printed Name	Date

/s/Richard Finlay	Director	Richard Finlay	April 11, 2017
Signature	Title	Printed Name	Date

/s/Frederick Sandford	Director	Frederick Sandford	April 11, 2017
Signature	Title	Printed Name	Date

/s/John Schneller	Director	John Schneller	April 11, 2017
Signature	Title	Printed Name	Date

/s/JD Smith	Director	JD Smith	April 11, 2017
Signature	Title	Printed Name	Date

/s/R. Rimmy Malhotra	Director	R. Rimmy Malhotra	April 11, 2017
Signature	Title	Printed Name	Date

/s/Steven Bathgate	Director	Steven Bathgate	April 11, 2017
Signature	Title	Printed Name	Date