Form 10-Q
period 2017-03-31
Command Center, Inc.
filed 2017-05-15
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3609 S Wadsworth Blvd., Suite 250 Lakewood CO	80235
(Address of Principal Executive Offices)	(Zip Code)

(866) 464-5844
(Registrant's Telephone Number, including Area Code).

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at May 12, 2017: 60,634,650

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	March 31,	December 30,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash	$3,751,904	$3,022,741
Restricted cash	1,469	24,676
Accounts receivable, net of allowance for doubtful accounts of $918,270 and $899,395, respectively	9,467,745	10,287,456
Prepaid expenses, deposits, and other	571,633	631,873
Prepaid workers’ compensation	280,790	745,697
Other receivables	705,050	115,519
Current portion of workers’ compensation risk pool deposits	404,312	404,327
Total Current Assets	15,182,903	15,232,289
Property and equipment, net	399,432	432,857
Deferred tax asset	2,200,153	2,316,774
Workers’ compensation risk pool deposits, less current portion, net	2,006,813	2,006,813
Goodwill and other intangible assets, net	4,252,102	4,307,611
Total Assets	$24,041,403	$24,296,344
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	398,955	762,277
Checks issued and payable	98,837	98,837
Other current liabilities	482,403	297,089
Accrued wages and benefits	1,428,349	1,567,585
Current portion of workers’ compensation premiums and claims liability	1,050,205	1,101,966
Total Current Liabilities	3,458,749	3,827,754
Long-Term Liabilities
Workers’ compensation claims liability, less current portion	1,526,441	1,604,735
Total Liabilities	4,985,190	5,432,489
Commitments and Contingencies (See Note 10)
Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock - 100,000,000 shares, $0.001 par value, authorized; 60,634,650 shares issued and outstanding	60,634	60,634
Additional paid-in-capital	56,384,531	56,374,625
Accumulated deficit	(37,388,952)	(37,571,404)
Total Stockholders’ Equity	19,056,213	18,863,855
Total Liabilities and Stockholders’ Equity	$24,041,403	$24,296,344

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2017	March 25, 2016
Revenue	$22,348,249	$19,066,524
Cost of staffing services	16,610,015	14,349,976
Gross profit	5,738,234	4,716,548
Selling, general, and administrative expenses	5,343,607	5,171,825
Depreciation and amortization	95,550	39,334
Income (loss) from operations	299,077	(494,611)
Interest expense and other financing expense	4	40,381
Net income (loss) before income taxes	299,073	(534,992)
Provision for income taxes	116,621	3,769
Net income (loss)	$182,452	$(538,761)

Earnings per share:
Basic	$0.00	$(0.01)
Diluted	$0.00	$(0.01)

Weighted average shares outstanding:
Basic	60,634,650	64,169,712
Diluted	61,365,419	64,169,712

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statement of Changes in Stockholders’ Equity
(Unaudited)

	Common Stock		Additional	Accumulated
	Shares	Par Value	Paid-in- Capital	Deficit	Total
Balance at December 30, 2016	60,634,650	$60,634	$56,374,625	$(37,571,404)	$18,863,855
Stock-based compensation expense	-	-	9,906	-	9,906
Net income for the period	-	-	-	182,452	182,452
Balance at March 31, 2017	60,634,650	$60,634	$56,384,531	$(37,388,952)	$19,056,213

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2017	March 25, 2016
Cash flows from operating activities
Net income (loss)	$182,452	$(538,761)
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	95,550	39,334
Bad debt expense	18,875	29,267
Stock based compensation	9,906	131,901
Deferred tax asset	116,621	-
Changes in assets and liabilities:
Accounts receivable – trade	800,836	(392,522)
Prepaid workers’ compensation	464,907	338,042
Other receivables	-	(60,000)
Prepaid expenses, deposits, and other	146,087	(40,478)
Workers’ compensation risk pool deposits	15	240,885
Accounts payable	(363,322)	(55,560)
Checks issued and payable	-	(280,325)
Other current liabilities	185,314	(99,002)
Accrued wages and benefits	(139,236)	(449,002)
Workers’ compensation premiums and claims liability	(130,055)	(667,220)
Net cash (used in) provided by operating activities	1,387,950	(1,803,441)
Cash flows from investing activities
Purchase of property and equipment	(92,463)	(3,738)
Net cash used in investing activities	(92,463)	(3,738)
Cash flows from financing activities
Changes to account purchase agreement facility	(589,531)	(479,616)
Purchase of treasury stock	-	(220,499)
Net cash used in financing activities	(589,531)	(700,115)
Net increase (decrease) in cash	705,956	(2,507,294)
Cash and restricted cash at beginning of period	3,047,417	7,629,424
Cash and restricted cash at end of period	$3,753,373	$5,122,130

Supplemental disclosure of cash flow information
Interest paid	$4	$40,381
Income taxes paid	$912	$3,769

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 30, 2016. The results of operations for the thirteen weeks ended March 31, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation: The consolidated financial statements include the accounts of Command Center and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the provision for doubtful accounts, workers’ compensation risk pool deposits, and workers’ compensation claims liability.

Cash: Cash consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Concentrations: At March 31, 2017, 11.4% of our revenue was attributable to a single customer. No single customer represented more than 10% of our revenue for the quarter ended March 25, 2016.  At March 31, 2017, two vendors accounted for 23.3% and 10.8% of our accounts payable balance. At December 30, 2016, 20.6% of accounts payable were due to a single vendor.

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

Our financial instruments consist principally of a contingent liability. For additional information see Note 10 – Commitments and Contingencies.

Recent Accounting Pronouncements: In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-15 requiring management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern, which is currently performed by the external auditors. Management is required to perform this assessment for both interim and annual reporting periods and must make certain disclosures if it concludes that substantial doubt exists. This ASU was effective in the fourth quarter of 2016. The adoption of this guidance did not have a material effect on our financial statements.

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

In March 2016, the FASB issued Accounting Standards Update 2016-09 amending several aspects of share-based payment accounting. This guidance requires all excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled, with prospective application required. The guidance also changes the classification of such tax benefits or tax deficiencies on the statement of cash flows from a financing activity to an operating activity, with retrospective or prospective application allowed. Additionally, the guidance requires the classification of employee taxes paid when an employer withholds shares for tax-withholding purposes as a financing activity on the statement of cash flows, with retrospective application required. This ASU was effective for the fourth quarter of 2016. The adoption of this guidance did not have a material effect on our financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash.” The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. The adoption of this guidance did not have a material effect on our financial statements.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For the period ended March 31, 2017, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at March 31, 2017 and March 25, 2016, were 2,366,500 and 3,633,500 respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2017	March 25, 2016
Weighted average number of common shares used in basic net income per common share	60,634,650	64,169,712
Dilutive effects of stock options	730,769	-
Weighted average number of common shares used in diluted net income per common share	61,365,419	64,169,712

NOTE 3 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

Our current financing agreement is an account purchase agreement which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million on March 31, 2017 and December 30, 2016. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, at March 31, 2017, there was approximately $703,000 that was owed to us and at December 30, 2016, there was approximately $114,000 that was owed to us and included in Other receivables on the Consolidated Condensed Balance Sheet.

In May 2016, we signed a new account purchase agreement with our lender, Wells Fargo Bank, N.A. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.5% per annum. At March 31, 2017, the effective interest rate was 3.5%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. Under our account purchase agreement, our borrowing base is limited to 90% of acceptable accounts as defined in the agreement, less the amount of outstanding letters of credit. At March 31, 2017, the amount available to us under the Wells Fargo agreement was approximately $92,000.

As of March 31, 2017, we had a $5.7 million letter of credit with Wells Fargo that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit see Note 6 – Workers’ Compensation Insurance and Reserves. On April 7, 2017, this letter of credit was increased to $6.0 million.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At March 31, 2017, and December 30, 2016, we were in compliance with this covenant.

NOTE 4 – ACQUISITION

On June 3, 2016, we purchased substantially all the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing (“Hancock”) from stores located in Little Rock, Arkansas and Oklahoma City, Oklahoma. We acquired all of the assets used in connection with the operation of the two staffing stores. In addition, we assumed liabilities for future payments due under the leases for the two stores, amounts owed on motor vehicles acquired, and the amount due on their receivables factoring line.

The aggregate consideration paid for Hancock was $2,617,185, paid as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of $417,185.

In connection with the acquisition of Hancock, we identified and recognized an intangible asset of $659,564 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight line basis over their estimated life of four (4) years, the non-compete agreement is amortized over its two-year term. During the quarter ended March 31, 2017, we recognized amortization expense of approximately $56,000. At March 31, 2017, the intangible asset balance, net of accumulated amortization, was $474,534.

The final purchase accounting is still being finalized; however, the following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, which have now been recorded in the financial statements as of March 31, 2017:

Assets:
Current assets	$587,833
Fixed assets	92,220
Intangible assets	659,564
Goodwill	1,277,568
$2,617,185
Liabilities:
Current liabilities	$637,185
Net purchase price	$1,980,000

The following table summarizes the pro forma operations had the entities been acquired at the beginning of 2016 in the Consolidated Statements of Income (in thousands):

Thirteen
Weeks Ended
March 25, 2016
Revenue	$21,001

Net income before income tax	$(13)
Income tax	$101
Net income	$(114)

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	March 31, 2017	December 30, 2016
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(185,030)	(129,521)
Goodwill and other intangible assets, net	$4,252,102	$4,307,611

Total amortization expense for the thirteen weeks ended March 31, 2017 was $55,509. There was no amortization expense for the thirteen weeks ended March 25, 2016.

NOTE 6 – WORKERS' COMPENSATION INSURANCE AND RESERVES

On April 1, 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE insurance policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $6.0 million, which is accomplished through a letter of credit under our Account Purchase Agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Generally, our liability associated with claims in these jurisdictions is limited to the payment of premiums. In the past, we also obtained full coverage in the state of New York under a policy issued by the State Fund of New York. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

From April 1, 2012 to March 31, 2014, our workers’ compensation carrier was Dallas National Insurance in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage was a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of $1.8 million as a non-depleting deposit as collateral for our self-insured claims. During the period, Dallas National arranged with Companion Insurance (now Sussex Insurance) to underwrite coverage in California and South Dakota. As a result of this arrangement, Sussex Insurance continues to hold a collateral deposit advanced by us of $215,00.

From April 1, 2011 to March 31, 2012, our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, we maintained workers’ compensation policies through AMS Staff Leasing II (“AMS”) for coverage in the non-monopolistic jurisdictions in which we operate. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $500,000. At March 31, 2017, our deposit with AMS was approximately $480,000.

For the two-year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At March 31, 2017, our risk pool deposit with AIG was approximately $400,000.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At March 31, 2017 and December 30, 2016, we had net cash collateral deposits of approximately $2.4 million. With the addition of the $5.7 million letter of credit, our cash and non-cash collateral totaled approximately $8.1 million at March 31, 2017. The letter of credit increased to $6.0 million on April 7, 2017. The workers’ compensation risk pool deposits total $2.4 million as of March 31, 2017, consisting of a current portion of $0.4 million and a long-term portion of $2.0 million. The long-term portion of the risk pool deposits is net of an allowance of $0.5 million, which is determined to be impaired. This allowance is to reserve for the possibility that we would not recover all of our risk pool deposits that we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). Freestone Insurance was placed in receivership by the State of Delaware in 2014. We continue to believe that we have a priority claim for the return of our collateral. However, the amount that will ultimately be returned to us is still uncertain. See Note 10 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone Insurance Company.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $0.8 million for each of the thirteen week periods ended March 31, 2017 and March 25, 2016.

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

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. The 2008 Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 2,104,000 and 1,860,500 vested at March 31, 2017 and December 30, 2016, respectively. As of March 31, 2017, we had one equity compensation plan, namely the Command Center, Inc. 2016 Stock Incentive Plan, approved by the shareholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 6.0 million shares over the 10 year life of the plan. Currently, there have been no awards granted under this plan.

The following table summarizes our stock options outstanding at December 30, 2016 and changes during the period ended March 31, 2017:

	Number of	Weighted Average	Weighted Average
	Shares Under	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Outstanding December 30, 2016	2,498,000	$0.36	$0.24
Granted	-	-	-
Forfeited	-	-	-
Expired	(131,500)	0.41	0.33
Exercised	-	-	-
Outstanding March 31, 2017	2,366,500	$0.36	$0.23

The following table summarizes our non-vested stock options outstanding at December 30, 2016, and changes during the period ended March 31, 2017:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Non-vested December 30, 2016	637,500	$0.40	$0.27
Granted	-	-	-
Vested	(375,000)	0.13	0.10
Forfeited	-	-	-
Non-vested March 31, 2017	262,500	$0.69	$0.37

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at March 31, 2017:

			Weighted Average
		Weighted Average	Remaining	Aggregate
	Number of Shares	Exercise Price	Contractual Life	Intrinsic
	Under Options	Per Share	(years)	Value
Outstanding	2,366,500	$0.36	5.08	$279,000
Exercisable	2,104,000	$0.32	5.14	$279,000

Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Contractual Life	Number of Shares Exercisable	Weighted Average Contractual Life
0.20 – 0.41	1,686,500	3.75	1,686,500	4.22
0.67 – 0.73	680,000	1.33	417,500	0.92
	2,366,500	5.08	2,104,000	5.14

Under the employment agreement entered into with our CFO on September 2, 2016, we are obligated to award to her unvested options to acquire 500,000 shares of Command Center common stock. When granted, the options will vest in four equal installments of 125,000 shares each. As of March 31, 2017, and also as of the date of this report, the options have not yet been granted.

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase:  In April 2015, the Board of Directors authorized a $5.0 million three year repurchase of our common stock. During the thirteen weeks ended March 31, 2017, we did not purchase any shares of common under the plan. We have approximately $2.1 million remaining under the plan.

NOTE 9 – INCOME TAX

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes generally consists of net operating loss, accrued vacation, workers’ compensation claims liability, depreciation, bad debt reserve, deferred rent, stock compensation, charitable contributions, AMT credit, and other accruals.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. In April 2015, we executed the lease on this facility for a sixty-four month term, beginning September 1, 2015 and expiring December 31, 2020, with an option to renew for two additional five-year extensions. We currently pay approximately $11,142 per month for our office space with annual increases of approximately 3% which include typical triple net charges for property taxes, insurance and maintenance. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

Operating leases:  We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five fiscal years as of March 31, 2017, are:

Operating Lease
Year	Obligation
2017 (9 months)	$619,324
2018	585,774
2019	385,785
2020	217,950
2021	-
Thereafter	-
$1,808,833

Total lease expense for each of the fiscal quarters ended March 31, 2017 and March 25, 2016, was approximately $0.4 million.

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since March 31, 2017.

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

From about July 1, 2008 until April 1, 2011, in most states our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers’ compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of 2016 we settled the individual workers’ compensation case and we ultimately withdrew our legal challenge to the state's denial of liability.

During the second quarter of 2015, the receiver requested court authorization to disburse funds to the state guaranty funds. We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided. Distribution of funds by the receiver to the state guaranty funds remains on hold. As a result of these developments, during the second quarter of 2015 and the first quarter of 2016 we recorded reserves of $250,000 on the deposit balance, for a total reserve of $500,000. We review these deposits at each balance sheet date and as of March 31, 2017, we did not need to make an adjustment to our deposit balance.

On July 5, 2016, the receiver filed the First Accounting for the period April 28, 2014 through December 31, 2015, with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.7 million as of December 31, 2015.

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

In April 2017, the Chancery Court in the state of Delaware entered an order directing the receiver to file the collateral procedure petition with the court on or before Friday, May 26, 2017. The collateral procedure petition is described in the order as a “petition to seek approval of the procedure for administering claims against the Freestone estate for collateral allegedly held by Freestone.”

NOTE 11 – SUBSEQUENT EVENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 30, 2016 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise.

Overview

We are a staffing company operating primarily in the manual on-demand labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. All of our field team members are employed by us. Most of our work assignments are short term, and many are filled with little notice from our customers. In addition to short and longer term temporary work assignments, we recruit and place workers in temp-to-hire positions.

At May 12, 2017, we owned and operated 65 on-demand labor stores in 21 states.

Results of Operations

The following table reflects operating results for the thirteen week period ended March 31, 2017 compared to the thirteen week period ended March 25, 2016 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen weeks ended		Thirteen weeks ended
	March 31 , 2017		March 25, 2016

Total operating revenue	$22,348		$19,067
Cost of staffing services	16,610	74.3%	14,350	75.3%
Gross Profit	5,738	25.7%	4,717	24.7%
Selling, general, and administrative expenses	5,343	23.9%	5,172	27.1%
Depreciation and amortization	96	0.4%	40	0.2%
Income (loss) from operations	299	1.3%	(495)	(2.6%)
Interest expense and other financing expense	-	0.0%	40	0.2%
Net income (loss) before taxes	299	1.3%	(535)	(2.8%)
Provision for income taxes	117	0.5%	4	0.0%
Net income (loss)	$182	0.8%	$(539)	(2.8%)
Non-GAAP data
EBITDA	$395	1.8%	$(455)	(2.4%)
Adjusted EBITDA	$405	1.8%	$(73)	(0.4%)

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, depreciation and amortization. Adjusted earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring expenses, or Adjusted EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, depreciation and amortization, non-cash compensation and certain non-recurring expenses, including reserve for workers’ compensation deposit. We utilize EBITDA and Adjusted EBITDA as financial measures as management believes investors find them to be useful tools to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our results of operations. We believe these metrics are useful complements to net income and other financial performance measures. EBITDA and Adjusted EBITDA are not intended to represent net income as defined by U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

We use EBITDA and Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation and certain non-recurring charges, including a reserve for workers’ compensation deposit, bear little or no relationship to our operating performance. By excluding interest expense, EBITDA and Adjusted EBITDA measure our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe EBITDA and Adjusted EBITDA provide a basis for measuring the financial performance of our operations excluding factors that our stores cannot control. By excluding depreciation and amortization expense, EBITDA and Adjusted EBITDA measure the financial performance of our operations without regard to their historical cost. By excluding stock based compensation, Adjusted EBITDA provides a basis for measuring the financial performance of our operations. In addition, by excluding certain nonrecurring charges, Adjusted EBITDA provides a basis for measuring financial performance without unusual nonrecurring charges. For all of these reasons, we believe that EBITDA and Adjusted EBITDA provide us and investors with information that is relevant and useful in evaluating our business.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands) for the periods presented:

	Thirteen	Thirteen
	Weeks Ended	Weeks Ended
	March 31, 2017	March 25, 2016
Net income (loss)	$182	$(539)
Adjustments:
Interest expense and other financing expense	-	40
Depreciation and amortization	96	40
Provision for income taxes	117	4
EBITDA	395	(455)
Non-cash compensation	10	132
Reserve for workers’ compensation deposit	-	250
Adjusted EBITDA	$405	$(73)

Thirteen Weeks Ended March 31, 2017, compared to the Thirteen Weeks Ended March 25, 2016

Summary of Operations: Revenue for the thirteen weeks ended March 31, 2017, was $22.3 million, an increase of approximately $3.2 million or 17.2%, from $19.1 million for the thirteen weeks ended March 25, 2016.

On June 3, 2016, we acquired the assets of Hancock. For the quarter ended March 31, 2017, revenue from the Hancock stores was approximately $1.7 million or 7.5% of our revenue for the fiscal quarter. Revenue for the quarter ended March 31, 2017, from our stores in North Dakota increased $63,000 or 3.3% to $2.0 million from $1.9 million for the quarter ended March 25, 2016. Revenue from our remaining stores (excluding Hancock and North Dakota) for the quarter ended March 31, 2017, was $18.7 million, an increase of $1.6 million or 9.0% compared to the quarter ended March 25, 2016.

Cost of Staffing Services: Cost of staffing services for the thirteen weeks ended March 31, 2017, was $16.6 million, an increase of approximately $2.2 million or 15.7%, from $14.4 million for the thirteen weeks ended March 25, 2016. The increase in cost of staffing services coincides with our increase in revenue described above.

Selling, General and Administrative Expenses, or SG&A: SG&A expenses for the thirteen weeks ended March 31, 2017, increased to $5.3 million from $5.2 million for the thirteen weeks ended March 25, 2016. As a percentage of revenue, SG&A expenses for the thirteen weeks ended March 31, 2017, was 23.9% compared to 27.1% for the thirteen weeks ended March 25, 2016. The primary drivers for the decrease as a percentage of revenue were a decrease in salaries expense as a percentage of revenue of approximately 1%, despite salaries expense increasing by approximately $200,000, stock based compensation decrease as a percentage of revenue by approximately 1%, or $120,000, and office expenses decrease as a percentage of revenue by approximately 1%, or $100,000.

Liquidity and Capital Resources

Operating Activities:  Cash provided by operating activities totaled $1.4 million during the thirteen weeks ended March 31, 2017, as compared to cash used by activities of approximately $1.8 million for the corresponding thirteen week period in 2016. The significant changes in cash provided by operating activities include the net income for the thirteen weeks ended March 31, 2016, of approximately $182,000 compared to the net loss of approximately $539,000 for the prior year. Accounts receivable decreased approximately $801,000 during the thirteen week period ended March 31, 2017, compared to a $393,000 increase in 2016. Prepaid workers’ compensation decreased approximately $465,000 during the thirteen week period ended March 31, 2017, compared to a decrease of approximately $338,000 in 2016. Uses of cash in operating activities during the thirteen weeks ended March 31, 2017, included approximately $363,000 in accounts payable, $139,000 in accrued wages and benefits, and $130,000 in workers’ compensation premiums and claims liability. Cash used in operating activities during the corresponding thirteen weeks in 2016 included approximately $280,000 checks issued and payable, $449,000 accrued wages and benefits, and $667,000 workers’ compensation premiums and claims liability.

Investing Activities:  Cash used in investing activities totaled approximately $92,000 for the thirteen weeks ended March 31, 2017 compared to $4,000 in 2016. In both periods cash was used to purchase additional property and equipment.

Financing Activities:  Cash used in financing activities totaled approximately $590,000 and $700,000 during the first thirteen weeks of 2017 and 2016, respectively, and in both periods these uses of cash relate to a reduction in the amount outstanding in our account purchase agreement with Wells Fargo. In addition, we purchased and retired approximately $220,000 in treasury stock during the first quarter of 2016. There were no purchases of treasury stock in the first quarter of 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

 (b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended March 31, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes from the risk factors we previously disclosed in our annual report on Form 10-K for the year ended December 30, 2016 filed with the Securities and Exchange Commission on April 11, 2017.

We rely on a number of key customers and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. At March 31, 2017, one customer represented 11.4% of revenues. In the future, a small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently use our services at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Default on Senior Securities

In the quarter ended March 31, 2017, we did not issue any unregistered securities.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Account Purchase Agreement by and between Command Center, Inc. and Wells Fargo Bank. N.A., dated May 12, 2016.
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Colette Pieper, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Colette Pieper, Chief Financial Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
____________________

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	May 15, 2017
Signature	Title	Printed Name	Date

/s/ Colette Pieper	Principal Accounting Officer	Colette Pieper	May 15, 2017
Signature	Title	Printed Name	Date