Form 10-Q
period 2017-06-30
Command Center, Inc.
filed 2017-08-14
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact Name of Registrant as Specified in its Charter)

Washington	91-2079472
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Blvd., Suite 250 Lakewood, CO	80235
(Address of Principal Executive Offices)	(Zip Code)

(866) 464-5844
(Registrant's Telephone Number, including Area Code).

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer ☐ , or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act) ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at August 10, 2017: 60,619,649

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	June 30,	December 30,
	2017	2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$4,104,622	$3,022,741
Restricted cash	-	24,676
Accounts receivable, net of allowance for doubtful accounts of $357,283 and $899,395, respectively	10,518,653	10,287,456
Prepaid expenses, deposits, and other	730,313	631,873
Prepaid workers’ compensation	724,203	745,697
Other receivables	1,742	115,519
Current portion of workers’ compensation risk pool deposits	402,645	404,327
Total Current Assets	16,482,178	15,232,289
Property and equipment, net	452,595	432,857
Deferred tax asset	1,704,206	2,316,774
Workers’ compensation risk pool deposits, less current portion, net	2,001,563	2,006,813
Goodwill and other intangible assets, net	4,196,593	4,307,611
Total Assets	$24,837,135	$24,296,344
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	685,267	762,277
Checks issued and payable	98,837	98,837
Account purchase agreement facility	108,906	-
Other current liabilities	297,824	297,089
Accrued wages and benefits	1,779,487	1,567,585
Current portion of workers’ compensation premiums and claims liability	930,209	1,101,966
Total Current Liabilities	3,900,530	3,827,754
Long-Term Liabilities
Workers’ compensation claims liability, less current portion	1,137,615	1,604,735
Total Liabilities	5,038,145	5,432,489

Commitments and contingencies (See Note 10)

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized, none issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized; 60,619,649 and 60,634,650 shares issued and outstanding, respectively	60,619	60,634
Additional paid-in-capital	56,392,427	56,374,625
Accumulated deficit	(36,654,056)	(37,571,404)
Total Stockholders’ Equity	19,798,990	18,863,855
Total Liabilities and Stockholders’ Equity	$24,837,135	$24,296,344

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Revenue	$24,503,660	$21,675,874	$46,851,909	$40,742,446
Cost of staffing services	18,010,803	16,223,788	34,620,818	30,577,834
Gross profit	6,492,857	5,452,086	12,231,091	10,164,612
Selling, general, and administrative expenses	5,164,512	5,030,975	10,508,119	10,211,632
Depreciation and amortization	96,277	61,712	191,827	101,045
Income (loss) from operations	1,232,068	359,399	1,531,145	(148,065)
Interest expense and other financing expense	1,225	24,547	1,229	52,072
Net income (loss) before income taxes	1,230,843	334,852	1,529,916	(200,137)
Provision for income taxes	495,947	60,000	612,568	60,000
Net income (loss)	$734,896	$274,852	$917,348	$(260,137)

Earnings per share:
Basic	$0.01	$0.00	$0.02	$0.00
Diluted	$0.01	$0.00	$0.02	$0.00

Weighted average shares outstanding:
Basic	60,308,111	63,558,745	60,306,380	63,781,844
Diluted	60,959,626	64,317,089	61,001,211	63,781,844

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016
Cash flows from operating activities
Net income (loss)	$917,348	$(260,137)
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	191,827	101,045
Bad debt expense, net of recoveries	(542,112)	82,040
Stock based compensation	17,787	245,812
Deferred tax asset	612,568	60,000
Changes in assets and liabilities:
Accounts receivable – trade	310,915	(1,075,136)
Prepaid workers’ compensation	21,494	328,414
Prepaid expenses, deposits, and other	(98,440)	(120,529)
Workers’ compensation risk pool deposits	6,932	242,100
Accounts payable	(77,010)	49,661
Checks issued and payable	-	(101,541)
Other current liabilities	735	(181,204)
Accrued wages and benefits	211,902	(585,401)
Workers’ compensation premiums and claims liability	(638,877)	(554,400)
Net cash provided by (used in) operating activities	935,069	(1,769,276)
Cash flows from investing activities
Cash paid for acquisition	-	(1,980,000)
Purchase of property and equipment	(100,547)	(38,525)
Net cash used in investing activities	(100,547)	(2,018,525)
Cash flows from financing activities
Net change in account purchase agreement facility	222,683	(81,365)
Purchase of treasury stock	-	(880,167)
Payments on notes payable	-	(417,189)
Net cash provided by (used in) financing activities	222,683	(1,378,721)
Net increase (decrease) in cash	1,057,205	(5,166,522)
Cash and restricted cash at beginning of period	3,047,417	7,570,424
Cash and restricted cash at end of period	$4,104,622	$2,403,902

Non-cash investing and financing activities
Common stock issued for services	$315	$1,700
Supplemental disclosure of cash flow information
Interest paid	$1,229	$52,072
Income taxes paid	$248,020	$-

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

These financial statements should be read in conjunction with the audited financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 30, 2016. The results of operations for the thirteen and twenty-six weeks ended June 30, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation: The consolidated financial statements include the accounts of Command Center and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates:  The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, workers’ compensation risk pool deposits, and workers’ compensation claims liability.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Concentrations: At June 30, 2017, 31.1% of our accounts payable was due to a single vendor. At December 30, 2016, 20.6% of accounts payable were due to a single vendor.

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

Recent Accounting Pronouncements: In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning January 1, 2018 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date We are evaluating the impact of adoption on our consolidated results of operations, consolidated financial position and cash flows.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash.” The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies will also need to disclose information about the nature of the restrictions. The guidance is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. We adopted this guidance during the first quarter of 2017.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations and cash flows. For the period ended June 30, 2017, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and stock warrants, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at June 30, 2017 and June 24, 2016, were 2,180,000 and 3,626,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen Weeks Ended		Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016	June 30, 2017	June 24, 2016
Weighted average number of common shares used in basic net income (loss) per common share	60,308,111	63,558,745	60,306,380	63,781,844
Dilutive effects of stock options	651,515	758,344	694,831	-
Weighted average number of common shares used in diluted net income (loss) per common share	60,959,626	64,317,089	61,001,211	63,781,844

NOTE 3 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed a new account purchase agreement with our lender, Wells Fargo Bank, N.A., which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, $14 million on June 30, 2017 and December 30, 2016. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, at June 30, 2017, we owed approximately $109,000, and at December 30, 2016, there was approximately $114,000 that was owed to us which was included in Other receivables on the Consolidated Condensed Balance Sheet.

The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.5% per annum. At June 30, 2017, the effective interest rate was 3.7%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. Under our account purchase agreement, our borrowing base is limited to 90% of acceptable accounts as defined in the agreement, less the amount of outstanding letters of credit. At June 30, 2017, the amount available to us under the Wells Fargo agreement was approximately $120,000.

As of June 30, 2017, we had a letter of credit with Wells Fargo for approximately $6.0 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit see Note 6 – Workers’ Compensation Insurance and Reserves.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 30, 2017, and December 30, 2016, we were in compliance with this covenant.

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

The aggregate consideration paid for Hancock was approximately $2,617,000, allocated as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of approximately $417,000. As of June 30, 2017 the holdback obligation has not been released.

In connection with the acquisition of Hancock, we identified and recognized intangible assets of approximately $659,000 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight line basis over their estimated life of four years and the non-compete agreements are being amortized over their two-year terms. During the thirteen and twenty-six weeks ended June 30, 2017, we recognized amortization expense of approximately $56,000 and $111,000, respectively. At June 30, 2017, the net intangible asset balance was approximately $419,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed and recorded at the date of acquisition:

Assets:
Current assets	$587,833
Fixed assets	92,220
Intangible assets	659,564
Goodwill	1,277,568
$2,617,185
Liabilities:
Current liabilities	637,185
Net purchase price	$1,980,000

The following table summarizes the pro forma operations had the entities been acquired at the beginning of 2016 in the Consolidated Statements of Income (in thousands):

	Thirteen	Twenty-six
	Weeks Ended	Weeks Ended
	June 24, 2016	June 24, 2016
Revenue	$23,610	$44,611

Net income before income tax	$857	$844
Income tax	168	269
Net income	$689	$575

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	June 30, 2017	December 30, 2016
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(240,539)	(129,521)
Goodwill and other intangible assets, net	$4,196,593	$4,307,611

Amortization expense for the thirteen and twenty-six weeks ended June 30, 2017 was approximately $56,000 and $112,000, respectively. Total amortization expense for the thirteen and twenty-six weeks ended June 24, 2016 were both approximately $11,000.

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

From April 1, 2012 to March 31, 2014, our workers’ compensation carrier was Dallas National Insurance in all states in which we operate other than Washington, North Dakota and New York. The Dallas National coverage was a large deductible policy where we have primary responsibility for claims under the policy. Dallas National provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Dallas National, we made payments into, and maintain a balance of $1.8 million as a non-depleting deposit as collateral for our self-insured claims. During this period, Dallas National arranged with Companion Insurance (now Sussex Insurance) to underwrite coverage in California and South Dakota. As a result of this arrangement, Sussex Insurance continues to hold a collateral deposit advanced by us of $215,000.

From April 1, 2011 to March 31, 2012, our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”). The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operated other than Washington and North Dakota.

From May 13, 2008 to March 31, 2011, our workers' compensation coverage was obtained through AMS Staff Leasing II (“AMS”) for coverage in all jurisdictions in which we operated, other than Washington and North Dakota. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $500,000. At June 30, 2017, our deposit with AMS was approximately $483,000.

For the two-year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At June 30, 2017, our risk pool deposit with AIG was approximately $400,000.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At June 30, 2017 and December 30, 2016, we had net cash collateral deposits of approximately $2.4 million. With the addition of the $6.0 million letter of credit, our cash and non-cash collateral totaled approximately $8.4 million at June 30, 2017. The letter of credit increased to $6.0 million on April 7, 2017, with the renewal of our current workers’ compensation policy with ACE (effective April 1, 2017, through March 31, 2018). The workers’ compensation risk pool deposits total $2.4 million as of June 30, 2017, consisting of a current portion of approximately $403,000 and a long-term portion of approximately $2.0 million. The long-term portion of the risk pool deposits is net of an allowance of approximately $500,000. This allowance is to reserve for the possibility that we will not recover all of our risk pool deposits that we placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). Freestone Insurance was placed in receivership by the State of Delaware in 2014. We continue to believe that we have a priority claim for the return of our collateral. However, the amount that will ultimately be returned to us is still uncertain. See Note 10 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone Insurance Company.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers totaled approximately $787,000 and $1.6 million for the thirteen and twenty-six weeks ended June 30, 2017, respectively. Workers’ compensation expense for our temporary workers totaled approximately $894,000 and $1.7 million for the thirteen and twenty-six weeks ended June 24, 2016, respctively.

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

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. The 2008 Stock Incentive Plan permitted the grant of up to 6.4 million stock options in order to motivate, attract and retain the services of employees, officers and directors, and to provide an incentive for outstanding performance. Pursuant to awards under this plan, there were 1,917,500 and 1,860,500 stock options vested at June 30, 2017 and December 30, 2016, respectively. As of June 30, 2017, we had one equity compensation plan, namely the Command Center, Inc. 2016 Stock Incentive Plan, approved by the shareholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 6.0 million shares over the 10 year life of the plan. Currently, there have been no awards granted under this plan.

The following table summarizes our stock options outstanding at December 30, 2016 and changes during the period ended June 30, 2017:

	Number of	Weighted Average	Weighted Average
	Shares Under	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Outstanding December 30, 2016	2,498,000	$0.36	$0.23
Expired	(318,000)	$0.41	$0.33
Outstanding June 30, 2017	2,180,000	$0.36	$0.23

The following table summarizes our non-vested stock options outstanding at December 30, 2016, and changes during the period ended June 30, 2017:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant Date Fair
	Options	Per Share	Value
Non-vested December 30, 2016	637,500	$0.40	$0.27
Vested	(375,000)	$0.20	$0.16
Non-vested June 30, 2017	262,500	$0.69	$0.37

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock at June 30, 2017:

			Weighted Average
		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic
	Under Options	Per Share	(years)	Value
Outstanding	2,180,000	$0.36	5.26	$240,000
Exercisable	1,917,500	$0.31	5.38	$164,413

Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Contractual Life (years)	Number of Shares Exercisable	Weighted Average Contractual Life
0.20 – 0.41	1,500,000	5.63	1,500,000	5.65
0.67 – 0.73	680,000	4.39	417,500	4.40
	2,180,000	5.26	1,917,500	5.38

NOTE 8 – STOCKHOLDERS’ EQUITY

Stock Repurchase:  In April 2015, we announced that our Board of Directors authorized a $5.0 million three year repurchase plan of our common stock. During the twenty-six weeks ended June 30, 2017, we did not purchase any shares of common under the plan. During the twenty-six weeks ended June 24, 2016 we purchased 2,163,464 shares of common stock at an aggregate price of $880,000. We have approximately $2.1 million remaining under the plan.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases:  We presently lease office space for our corporate headquarters in Lakewood, Colorado. The lease for the corporate headquarters expires January 31, 2021. We currently pay approximately $11,000 per month for our office space with annual increases of approximately 3%. We own all of the office furniture and equipment used in our corporate headquarters.

We also lease the facilities for all of our store locations. All of these facilities are leased at market rates that vary in amount depending on location. Each store is between 1,000 and 5,000 square feet, depending on location and market conditions.

We lease store facilities, vehicles, and equipment. Most of our store leases have terms that extend over three to five years. The majority of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five fiscal years as of June 30, 2017, are:

Operating Lease
Year	Obligation
2017 (6 months)	$415,413
2018	654,595
2019	437,282
2020	234,384
2021	12,155
$1,753,829

Total lease expense for the thirteen and twenty-six weeks ended June 30, 2017 was approximately $356,000 and $728,000, respectively. Total lease expense for the thirteen and twenty-six weeks ended June 24, 2016 was approximately $374,000 and $727,000, respectively.

Legal Proceedings: From time to time we are involved in various legal proceedings. Except for the Freestone Insurance Company liquidation proceedings (discussed in detail below), we believe the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since June 30, 2017.

Freestone Insurance Company Liquidation: From April 1, 2012, through March 31, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under high deductible policies in which we are responsible for the first $350,000 per incident. During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policies, because we are obligated to pay for the costs of claims up to the deductible amount, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount. In January 2014, Freestone Insurance provided written confirmation to us that it continued to hold $1.8 million of Command Center funds as collateral and stated that an additional $200,000 was held at another insurance provider for a total of $2.0 million. In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition. On August 15, 2014, the receivership was converted to a liquidation proceeding. The receiver then distributed pending individual claims for workers’ compensation benefits to the respective state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants. In other situations we have continued to pay claims that are below the deductible level. We are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

From about July 1, 2008 until April 1, 2011, in most states our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers’ compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of 2016 we settled the individual workers’ compensation case and we ultimately withdrew our legal challenge to the state’s denial of liability.

During the second quarter of 2015, the receiver requested court authorization to disburse funds to the state guaranty funds. We and other depositors of collateral with Freestone objected and asked the court to block the disbursements until a full accounting of the assets and liabilities of Freestone is provided. Distribution of funds by the receiver to the state guaranty funds remains on hold. As a result of these developments, during the second quarter of 2015 and the first quarter of 2016 we recorded reserves of $250,000 on the deposit balance, for a total reserve of $500,000. The current net deposit of $1.8 million is recorded as workers’ compensation risk pool deposit. We review these deposits at each balance sheet date, and at June 30, 2017, no additional reserve was recognized because any potential impairment was not probable and estimable.

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

In late 2015, we filed timely proofs of claim with the receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us. However, if it is ultimately determined that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

In late May 2017, the receiver filed a petition with the court, proposing a plan as to how the receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the receiver has acknowledged receiving only $500,000 of Command Center’s collateral. Of the $500,000 acknowledged, the receiver proposes to return only approximately $6,000 to Command Center. There was no comment or information provided in the petition regarding the additional $1.8 million in collateral provided by Command Center to Freestone via its agent, High Point Risk Services, which Freestone previously confirmed receipt of in a letter to Command Center in January 2014. Furthermore, the receiver has proposed similar severe reductions to the other collateral depositors. Although the receiver acknowledged holding $87.7 million in cash and cash equivalents as of December 31, 2015, the receiver proposes to pay only approximately $1.1 million in total for return of collateral, to be divided among all collateral depositors in differing proportions.

It is noteworthy that the receiver has not specified its supposed tracing method in a manner that would allow any collateral depositor or the court to understand the particulars of the process by which the receiver would severely reduce the initial collateral deposit to a nominal figure. We do know that the stated tracing methodology used by the receiver includes the Lowest Intermediate Balance Test (LIBT). We and other collateral depositors are working to determine whether the application of the LIBT is correct in this matter. If it is ultimately determined that the LIBT is the correct tracing methodology, we must determine if the receiver applied the LIBT in the correct manner. To date, the receiver has provided very little information to assist collateral depositors in the depositors’ efforts to ascertain answers to these very fundamental questions.

In February 2016, the receiver indicated that the receivership estate had sufficient unencumbered funds to pay in full the claims of all collateral depositors who asserted priority claims. Our initial assessment of the receivers petition is that the plan proposed by the receiver is incomplete, factually incorrect, and legally unsupportable. We therefore believe that the receiver's plan is unsustainable and unlikely to succeed and are aggressively proceeding with our efforts to defeat the result sought and to advance our own case for payment of our collateral claims in full. The Company and its counsel, in conjunction and coordination with counsel for other potentially aggrieved collateral depositors, are working diligently in order to maximize our recovery of collateral deposits previously made to Freestone under written policy agreements. To be clear, the receiver does not have the final say in how this matter is decided. The Chancery Court in Delaware makes that decision after hearing evidence and arguments from all engaged parties.

Because we are still in the very early stages of this adversarial litigation, we are unable provide an estimate as to when the court may ultimately rule on the receiver’s proposal. Presently, we anticipate that the hearing on the receiver’s petition will not occur for several months, allowing time for all affected parties to engage in formal and informal discovery. We are similarly unable to provide a projection as to how the court may rule or what amount of collateral Command Center may ultimately receive. If the court were to grant the relief sought by the receiver, that result would have a material adverse effect on our financial condition.

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

At August 14, 2017, we owned and operated 66 on-demand labor stores in 22 states.

Results of Operations

The following tables reflects operating results for the thirteen and twenty-six week periods ended June 30, 2017 compared to the thirteen and twenty-six week periods ended June 24, 2016 (in thousands, except per share amounts and percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended		Thirteen Weeks Ended
	June 30, 2017		June 24, 2016
Total operating revenue	$24,504		$21,676
Cost of staffing services	18,011	73.5%	16,224	74.8%
Gross Profit	6,493	26.5%	5,452	25.2%
Selling, general, and administrative expenses	5,165	21.1%	5,031	23.2%
Depreciation and amortization	96	0.4%	62	0.3%
Income from operations	1,232	5.0%	359	1.7%
Interest expense and other financing expense	1	0.0%	24	0.1%
Net income before taxes	1,231	5.0%	335	1.5%
Provision for income taxes	496	2.0%	60	0.3%
Net income	$735	3.0%	$275	1.3%
Non-GAAP data
EBITDA	$1,328	5.4%	$421	1.9%
Adjusted EBITDA	$1,336	5.5%	$535	2.5%

	Twenty-six Weeks Ended		Twenty-six Weeks Ended
	June 30 , 2017		June 24, 2016
Total operating revenue	$46,852		$40,742
Cost of staffing services	34,621	73.9%	30,578	75.1%
Gross Profit	12,231	26.1%	10,164	24.9%
Selling, general, and administrative expenses	10,508	22.4%	10,211	25.1%
Depreciation and amortization	192	0.4%	101	0.2%
Income (loss) from operations	1,531	3.3%	(148)	(0.4%)
Interest expense and other financing expense	1	0.0%	52	0.1%
Net income (loss) before taxes	1,530	3.3%	(200)	(0.5%)
Provision for income taxes	613	1.3%	60	0.1%
Net income (loss)	$917	2.0%	$(260)	(0.6%)
Non-GAAP data
EBITDA	$1,723	3.7%	$(47)	(0.1%)
Adjusted EBITDA	$1,741	3.7%	$449	1.1%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, and depreciation and amortization. Adjusted earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring expenses, or Adjusted EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, depreciation and amortization, non-cash compensation and certain non-recurring expenses, including reserve for workers’ compensation deposit. We utilize EBITDA and Adjusted EBITDA as financial measures as management believes investors find them to be useful tools to perform more meaningful analysis of past, present and future operating results and as a means to evaluate our results of operations. We believe these metrics are useful complements to net income and other financial performance measures. EBITDA and Adjusted EBITDA are not intended to represent net income as defined by U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands) for the periods presented:

	Thirteen Weeks Ended
	June 30, 2017	June 24, 2016
Net income (loss)	$735	$275
Adjustments:
Interest expense and other financing expense	1	24
Depreciation and amortization	96	62
Provision for income taxes	496	60
EBITDA	1,328	421
Non-cash compensation	8	114
Reserve for workers’ compensation deposit	-	-
Adjusted EBITDA	$1,336	$535

	Twenty-six Weeks Ended
	June 30, 2017	June 24, 2016
Net income (loss)	$917	$(260)
Adjustments:
Interest expense and other financing expense	1	52
Depreciation and amortization	192	101
Provision for income taxes	613	60
EBITDA	1,723	(47)
Non-cash compensation	18	246
Reserve for workers’ compensation deposit	-	250
Adjusted EBITDA	$1,741	$449

Thirteen Weeks Ended June 30, 2017, compared to the Thirteen Weeks Ended June 24, 2016

Summary of Operations: Revenue for the thirteen weeks ended June 30, 2017, was $24.5 million, an increase of approximately $2.8 million or 13%, from $21.7 million for the thirteen weeks ended June 24, 2016.

On June 3, 2016, we acquired the assets of Hancock. For the thirteen weeks ended June 30, 2017, revenue from the Hancock stores accounted for an increase in revenue of approximately $1.6 million, or 7.6% compared to approximately $2.1 million from approximately $476,000 for the thirteen weeks ended June 24, 2016. Revenue from our remaining stores (excluding Hancock) for the thirteen weeks ended June 30, 2017, was approximately $22.4 million, an increase of approximately $1.2 million or 5.4% compared to the thirteen weeks ended June 24, 2016.

Cost of Staffing Services: Cost of staffing services for the thirteen weeks ended June 30, 2017, was $18.0 million, an increase of approximately $1.8 million or 11%, from $16.2 million for the thirteen weeks ended June 24, 2016. The increase in cost of staffing services coincides with our increase in revenue described above.

Selling, General and Administrative Expenses, or SG&A: SG&A expenses for the thirteen weeks ended June 30, 2017, increased to $5.2 million from $5.0 million for the thirteen weeks ended June 24, 2016. As a percentage of revenue, SG&A expenses for the thirteen weeks ended June 30, 2017, was 21% compared to 23% for the thirteen weeks ended June 24, 2016. The primary drivers for the decrease as a percentage of revenue were a relative decrease in salaries expense of approximately 1.3%, which was approximately $2.5 million for each of the thirteen weeks ended June 30, 2017 and June 24, 2016, and bad debt expense which decreased approximately $107,000 or 0.5% as a percentage of revenue.

Twenty-six Weeks Ended June 30, 2017, compared to the Twenty-six Weeks Ended June 24, 2016

Summary of Operations: Revenue for the twenty-six weeks ended June 30, 2017, was $46.9 million, an increase of approximately $6.2 million or 15%, from $40.7 million for the twenty-six weeks ended June 24, 2016.

The Hancock acquisition accounted for an increase in revenue of approximately $3.4 million, or 7%, to $3.8 million for the twenty-six weeks ended June 30, 2017 from approximately $476,000 for the twenty-six weeks ended June 24, 2016. Revenue from our remaining stores (excluding Hancock) for the twenty-six weeks ended June 30, 2017, was $43.1 million, an increase of $2.8 million or 7% compared to the twenty-six weeks ended June 24, 2016.

Cost of Staffing Services: Cost of staffing services for the twenty-six weeks ended June 30, 2017, was approximately $34.6 million, an increase of approximately $4.0 million or 13%, from $30.6 million for the twenty-six weeks ended June 24, 2016. The increase in cost of staffing services coincides with our increase in revenue described above.

Selling, General and Administrative Expenses, or SG&A: SG&A expenses for the twenty-six weeks ended June 30, 2017, increased to $10.5 million from $10.2 million for the twenty-six weeks ended June 24, 2016. As a percentage of revenue, SG&A expenses for the twenty-six weeks ended June 30, 2017, decreased from 25% to 22% as compared to the twenty-six weeks ended June 24, 2016. The primary drivers for the decrease as a percentage of revenue were a decrease in salaries expense as a percentage of revenue of approximately 1%, and a decrease in stock based compensation of approximately $228,000 or 0.5% as a percentage of revenue.

Liquidity and Capital Resources

Operating Activities: Cash provided by operating activities was approximately $935,000 during the twenty-six weeks ended June 30, 2017, as compared to cash used by activities of approximately $1.8 million for the corresponding twenty-six week period in 2016. The significant changes in cash provided by operating activities include net income for the twenty-six weeks ended June 30, 2017, of approximately $917,000, compared to a net loss of approximately $260,000 for the prior year. Accounts receivable decreased approximately $311,000 during the twenty-six week period ended June 30, 2017, compared to a $1.1 million increase in 2016. Accrued wages and benefits increased approximately $212,000 compared to a decrease of approximately $585,000 during 2016. These changes were partially offset the allowance for doubtful accounts decreased approximately $542,000 compared to an increase of approximately $82,000 in 2016.

Investing Activities: Cash used in investing activities totaled approximately $101,000 for the twenty-six weeks ended June 30, 2017 compared to $2.0 million in 2016. The decrease is driven by the fact that the majority of the 2016 cash used was related to the Hancock acquisition.

Financing Activities: Cash provided by financing activities totaled approximately $223,000 during the twenty-six weeks ended June 30, 2017, compared to cash used of $1.4 million during the first twenty-six weeks of 2016. During the twenty-six weeks ended June 30, 2017, we increased the amount owed under the account purchase agreement facility by approximately $223,000, compared to a decrease in funds owed uder the account purchase agreement facility during 2016. In addition, we purchased and retired approximately $880,000 in treasury stock during the twenty-six weeks ended June 24, 2016. There were no purchases of treasury stock in the twenty-six weeks ending June 30, 2017.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and as such, is not providing the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the twenty-six weeks ended June 30, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. Except for the Freestone Insurance Company liquidation proceedings, we believe the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

Except as discussed below, there have been no material changes from the risk factors we previously disclosed in our annual report on Form 10-K for the year ended December 30, 2016 filed with the Securities and Exchange Commission on April 11, 2017.

We rely on a number of key customers and if we lose any one of these customers, our revenues may decline.

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. At June 30, 2017, no single customer represented more than 10% of revenues. In the future, a small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently use our services at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Default on Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Cory Smith, Principal Accounting Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Frederick Sandford, Chief Executive Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Cory Smith, Principal Accounting Officer of Command Center, Inc. pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	August 14, 2017
Signature	Title	Printed Name	Date

/s/ Cory Smith	Principal Accounting Officer	Cory Smith	August 14, 2017
Signature	Title	Printed Name	Date