Form 10-Q
period 2017-09-29
Command Center, Inc.
filed 2017-11-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2017
OR

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Number of shares of issuer's common stock outstanding at November 13, 2017: 60,615,549

FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Condensed Balance Sheets

	September 29,	December 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$6,061,099	$3,022,741
Restricted cash	19,879	24,676
Accounts receivable, net of allowance for doubtful accounts of $332,097 and $899,395, respectively	10,966,916	10,287,456
Prepaid expenses, deposits and other	479,644	631,873
Prepaid workers’ compensation	302,743	745,697
Other receivables	65,271	115,519
Current portion of workers’ compensation risk pool deposits	397,424	404,327
Total current assets	18,292,976	15,232,289
Property and equipment, net	413,358	432,857
Deferred tax asset	1,308,685	2,316,774
Workers’ compensation risk pool deposits, less current portion, net	2,001,563	2,006,813
Goodwill and other intangible assets, net	4,141,085	4,307,611
Total assets	$26,157,667	$24,296,344
LIABILITIES AND STOCKHOLDERS’ EQIUTY
Current Liabilities
Accounts payable	407,593	762,277
Account purchase agreement facility	569,185	-
Other current liabilities	650,661	395,926
Accrued wages and benefits	1,694,791	1,567,585
Current portion of workers’ compensation premiums and claims liability	1,118,179	1,101,966
Total current liabilities	4,440,409	3,827,754
Workers’ compensation claims liability, less current portion	1,018,244	1,604,735
Total liabilities	5,458,653	5,432,489

Commitments and contingencies (See Note 10)	-	-

Stockholders’ Equity
Preferred stock - $0.001 par value, 5,000,000 shares authorized; none issued and outstanding	-	-
Common stock - $0.001 par value, 100,000,000 shares authorized; 60,605,549 and 60,634,650 shares issued and outstanding, respectively	60,605	60,634
Additional paid-in capital	56,441,667	56,374,625
Accumulated deficit	(35,803,258)	(37,571,404)
Total stockholders’ equity	20,699,014	18,863,855
Total liabilities and stockholders’ equity	$26,157,667	$24,296,344

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Income
(Unaudited)

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Revenue	$26,703,266	$26,433,646	$73,555,175	$67,171,852
Cost of staffing services	19,513,757	19,596,705	54,134,575	50,194,378
Gross profit	7,189,509	6,836,941	19,420,600	16,977,474
Selling, general and administrative expenses	5,483,857	5,605,680	15,991,976	15,770,485
Depreciation and amortization	96,368	110,155	288,195	211,200
Income from operations	1,609,284	1,121,106	3,140,429	995,789
Interest expense and other financing expense	6,263	616	7,492	52,719
Net income before income taxes	1,603,021	1,120,490	3,132,937	943,070
Provision for income taxes	752,223	282,259	1,364,791	365,000
Net income	$850,798	$838,231	$1,768,146	$578,070

Earnings per share:
Basic	$0.01	$0.01	$0.03	$0.01
Diluted	$0.01	$0.01	$0.03	$0.01

Weighted average shares outstanding:
Basic	60,623,514	62,009,514	60,620,938	63,048,377
Diluted	61,297,243	62,767,858	61,302,470	63,806,354

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016
Cash flows from operating activities
Net income	$1,768,146	$578,070
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	288,195	211,200
Provision for bad debts	161,008	408,976
Stock based compensation	121,989	196,182
Deferred tax asset	1,008,089	315,000
Changes in assets and liabilities:
Accounts receivable	(840,468)	(3,274,405)
Prepaid workers’ compensation	442,954	274,061
Other receivables	(63,529)	(89,041)
Prepaid expenses, deposits and other	152,229	(72,151)
Workers’ compensation risk pool deposits	12,153	242,100
Accounts payable	(354,684)	(77,141)
Other current liabilities	254,735	(364,047)
Accrued wages and benefits	127,206	(509,742)
Workers’ compensation premiums and claims liability	(570,278)	(527,111)
Net cash provided by (used in) operating activities	2,507,745	(2,688,049)
Cash flows from investing activities
Cash paid for acquisition	-	(1,980,000)
Purchase of property and equipment	(102,170)	(123,986)
Net cash used in investing activities	(102,170)	(2,103,986)
Cash flows from financing activities
Net change in account purchase agreement facility	682,962	(408,001)
Purchase and retirement of common stock	(54,976)	(1,376,549)
Payments on notes payable	-	(491,750)
Net cash provided by (used in) financing activities	627,986	(2,276,300)
Net increase (decrease) in cash	3,033,561	(7,068,335)
Cash and restricted cash at beginning of period	3,047,417	7,629,424
Cash and restricted cash at end of period	$6,080,978	$561,089

Supplemental disclosure of cash flow information
Interest paid	$7,492	$52,688
Income taxes paid	$65,837	$58,611

The accompanying notes are an integral part of these consolidated condensed financial statements.

Command Center, Inc.
Notes to Consolidated Condensed Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated condensed financial statements have been prepared by Command Center, Inc. ("Command Center,” the “Company,” “we,” "us," or “our”) in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 30, 2016. The results of operations for the thirteen and thirty-nine weeks ended September 29, 2017 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Reclassifications: Certain financial statement amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or accumulated deficit as previously reported.

Fiscal Year End: Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks. Fiscal year 2017 will consist of 52 weeks and 2016 consisted of 53 weeks.

Cash and cash equivalents: Cash and cash equivalents consist of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Concentrations: At December 30, 2016, 20.6% of accounts payable were due to a single vendor. There were no concentrations at September 29, 2017.

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

Our financial instruments consist principally of a contingent liability. For additional information, see Note 10 – Commitments and Contingencies.

Recent Accounting Pronouncements: In May 2014, the FASB issued new revenue recognition guidance under ASU 2014-09 that will supersede the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU will now be effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several SEC Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning December 30, 2017 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date.

We have established a team made up of members from our accounting and legal departments. We are reviewing our contracts and evaluating our accounting policies to identify potential differences that would result from applying this standard. Based on our initial due diligence, we do not expect the adoption of this standard to have any material impact on our consolidated results of operations, consolidated financial position and cash flows. We are still in the process of evaluating any potential impact to our disclosure. We expect to have our evaluation complete before the end of our fiscal year.

In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended September 29, 2017, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at September 29, 2017 and September 23, 2016, were 3,060,000 and 3,303,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016	September 29, 2017	September 23, 2016
Weighted average number of common shares used in basic net income per common share	60,623,514	62,009,514	60,620,938	63,048,377
Dilutive effects of stock options	673,729	758,344	681,532	757,977
Weighted average number of common shares used in diluted net income per common share	61,297,243	62,767,858	61,302,470	63,806,354

NOTE 3 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed a new account purchase agreement with our lender, Wells Fargo Bank, N.A, which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14 million on September 29, 2017 and December 30, 2016. When the account is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, at September 29, 2017, we owed approximately $569,000, and at December 30, 2016, there was approximately $114,000 that was owed to us which was included in Other receivables on our Consolidated Condensed Balance Sheet.

The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.5% per annum. At September 29, 2017, the effective interest rate was 3.73%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. Under our account purchase agreement, our borrowing base is limited to 90% of acceptable accounts as defined in the agreement, less the amount of outstanding letters of credit. At September 29, 2017, the amount available to us under the Wells Fargo agreement was approximately $87,000.

As of September 29, 2017, we had a letter of credit with Wells Fargo for approximately $6.0 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 6 – Workers’ Compensation Insurance and Reserves.

The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At September 29, 2017, and December 30, 2016, we were in compliance with this covenant.

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

The aggregate consideration paid for Hancock was approximately $2,617,000, allocated as follows: (i) cash of $1,980,000; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of approximately $417,000. As of September 29, 2017 the holdback obligation has not been released.

In connection with the acquisition of Hancock, we identified and recognized intangible assets of approximately $659,000 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight-line basis over their estimated life of four years and the non-compete agreements are being amortized over their two-year terms. Amortization expense for the thirteen and thirty-nine weeks ended September 29, 2017, was approximately $56,000 and $167,000, respectively, for these intangible assets. At September 29, 2017, this net intangible asset balance was approximately $364,000.

The following table summarizes the fair values of the assets acquired and liabilities assumed and recorded at the date of acquisition:

Assets:
Current assets	$587,833
Fixed assets	92,220
Intangible assets	659,564
Goodwill	1,277,568
$2,617,185
Liabilities:
Current liabilities	417,185
Net purchase price	$2,200,000

The following table summarizes the pro forma operations had the entities been acquired at the beginning of 2016 in the Consolidated Statements of Income (in thousands):

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended
	September 23, 2016	September 23, 2016
Revenue	$26,703	$71,314

Net income before income tax	$1,603	$2,447
Income tax	181	450
Net income	$1,422	$1,997

NOTE 5 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	September 29, 2017	December 30, 2016
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(296,048)	(129,521)
Goodwill and other intangible assets, net	$4,141,084	$4,307,611

Amortization expense for the thirteen and thirty-nine weeks ended September 29, 2017 was approximately $56,000 and $167,000, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 23, 2016 was approximately $63,000 and $74,000, respectively.

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

From May 13, 2008 to March 31, 2011, our workers’ compensation coverage was obtained through AMS Staff Leasing II (“AMS”) for coverage in all jurisdictions in which we operated, other than Washington and North Dakota. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain a deposit in the amount of $500,000. At September 29, 2017, our deposit with AMS was approximately $483,000.

For the two-year period prior to May 13, 2008, our workers’ compensation coverage was obtained through policies issued by AIG. At September 29, 2017, our risk pool deposit with AIG was approximately $397,000.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At September 29, 2017 and December 30, 2016, we had net cash collateral deposits of approximately $2.4 million and a letter of credit of approximately $6.0 million, for a net total of approximately $8.4 million at September 29, 2017. We placed an allowance of approximately $500,000 on our cash collateral deposits to reserve for the possibility that we will not recover all of our risk pool deposits placed with our former workers’ compensation insurance carrier, Freestone Insurance (formerly Dallas National Insurance Company). See Note 10 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone Insurance Company.

Workers’ compensation expense for temporary workers is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees, and premiums paid in monopolistic jurisdictions. Workers’ compensation expense for our temporary workers was approximately $900,000 and $2.4 million for the thirteen and thirty-nine weeks ended September 29, 2017, respectively. Workers’ compensation expense for our temporary workers was approximately $1.1 million and $2.8 million for the thirteen and thirty-nine weeks ended September 23, 2016, respectively.

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

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 6.4 million stock options, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. On November 17, 2016, our shareholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which the Compensation Committee is authorized to issue awards for up to 6.0 million shares over the 10 year life of the plan. Pursuant to awards under these plans, there were 2,132,500 and 1,860,500 stock options vested at September 29, 2017 and December 30, 2016, respectively.

The following table summarizes our stock options outstanding at December 30, 2016 and changes during the period ended September 29, 2017:

	Number of	Weighted Average	Weighted Average
	Shares Under	Exercise Price	Grant Date
	Options	Per Share	Fair Value
Outstanding December 30, 2016	2,498,000	$0.36	$0.23
Granted	900,000	$0.43	$0.22
Forfeited	(10,000)	$0.67	$0.38
Expired	(328,000)	$0.42	$0.33
Outstanding September 29, 2017	3,060,000	$0.37	$0.22

The following table summarizes our non-vested stock options outstanding at December 30, 2016, and changes during the period ended September 29, 2017:

		Weighted Average	Weighted Average
	Number of	Exercise Price	Grant Date
	Options	Per Share	Fair Value
Non-vested December 30, 2016	637,500	$0.40	$0.27
Granted	900,000	$0.43	$0.22
Vested	(600,000)	$0.29	$0.18
Forfeited	(10,000)	$0.67	$0.38
Non-vested September 29, 2017	927,500	$0.50	$0.26

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock of $0.45 at September 29, 2017:

			Weighted Average
		Weighted Average	Remaining
	Number of Shares	Exercise Price	Contractual Life	Aggregate Intrinsic
	Under Options	Per Share	(years)	Value
Outstanding	3,060,000	$0.37	6.48	$797,375
Exercisable	2,132,500	$0.32	5.65	$380,000

Options Outstanding			Options Exercisable
Range of exercise prices	Number of Shares Outstanding	Weighted Average Contractual Life (years)	Number of Shares Exercisable	Weighted Average Contractual Life
0.20 – 0.41	1,900,000	6.36	1,600,000	5.69
0.67 – 0.73	1,160,000	6.67	532,500	5.53
	3,060,000	6.48	2,132,500	5.65

At September 29, 2017, there was unrecognized share-based compensation expense totaling approximately $160,000 relating to non-vested options that will be recognized over the next 3.0 years.

NOTE 8 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:  In September, we issued 120,000 shares of common stock valued at $48,000 to members of our Board of Directors as partial payment for their services.

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously announced plan, which was put in place in April 2015. During the thirty-nine weeks ended September 29, 2017, we purchased 134,100 shares of common stock at an aggregate price of approximately $55,000 resulting in an average price of $0.41 per share under the plan. These shares were then retired. We have approximately $4.9 million remaining under the plan. The table below summarizes our common stock purchases during the thirteen weeks ended September 29, 2017.

	Total Shares Purchased	Average Price Per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July (July 1, 2017 to July 28, 2017)	-	$-	6,149,828	$2,898,449
August (July 29, 2017 to August 25, 2017)	-	$-	6,149,828	$2,898,449
September (August 26, 2017 to September 29, 2017)	134,100	$0.41	6,283,928	$4,945,023
Total	134,100

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating leases:  We presently lease office space for all of our facilities. All of these facilities are leased at market rates that vary in amount depending on location. Each facility is between 1,000 and 5,000 square feet, depending on location and market conditions.

Most of our store leases have terms that extend over three to five years. The majority of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Minimum lease obligations for the next five fiscal years as of September 29, 2017, are:

Operating Lease
Year	Obligation
2017 (3 months)	$261,945
2018	858,929
2019	637,976
2020	346,845
2021	12,155
$2,117,850

Lease expense for the thirteen and thirty-nine weeks ended September 29, 2017 was approximately $366,000 and $1.1 million, respectively. Lease expense for the thirteen and thirty-nine weeks ended September 23, 2016 was approximately $382,000 and $1.1 million, respectively.

Legal Proceedings: From time to time, we are involved in various legal proceedings. Except for the Freestone Insurance Company liquidation (discussed in detail below), we believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since September 29, 2017.

Freestone Insurance Company Liquidation: From April 1, 2012, through March 31, 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance under high deductible policies in which we are responsible for the first $350,000 per incident. During this time period, Dallas National changed its corporate name to Freestone Insurance Company. Under the terms of the policies, because we are obligated to pay for the costs of claims up to the deductible amount, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount. In January 2014, Freestone Insurance provided written confirmation to us that it continued to hold $1.8 million of Command Center funds as collateral and stated that an additional $200,000 was held at another insurance provider for a total of $2.0 million. In April 2014, the State of Delaware placed Freestone Insurance in receivership due to concerns about its financial condition. On August 15, 2014, the receivership was converted to a liquidation proceeding. The receiver then distributed pending individual claims for workers’ compensation benefits to the respective state guaranty funds for administration. In many cases, the state guaranty funds have made payments directly to the claimants. In other situations, we have continued to pay claims that are below the deductible level. We are not aware of any pending claims from this time period that exceed or are likely to exceed our deductible.

From about July 1, 2008 until April 1, 2011, in most states our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Dallas National. During this time period, we deposited approximately $500,000 with an affiliate of Dallas National for collateral related to the coverage through AMS Staff Leasing II. Claims that remain open from this time period have also been distributed by the receiver to the state guaranty funds. In one instance, the State of Minnesota has denied liability for payment of a workers’ compensation claim that arose in 2010 and is in excess of our deductible. In the first quarter of 2016, we settled the individual workers’ compensation case and we ultimately withdrew our legal challenge to the state’s denial of liability.

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

In late 2015, we filed timely proofs of claim with the receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. We believe that our claim to the return of our collateral is a priority claim in the liquidation proceeding and that our collateral should be returned to us. However, if it is ultimately determined that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral. During the second quarter of 2015 and the first quarter of 2016 we recorded reserves of $250,000 on the deposit balance, for a total reserve of $500,000. The current net deposit of $1.8 million is recorded as workers’ compensation risk pool deposit. We review these deposits at each balance sheet date, and at September 29, 2017, no additional reserve was recognized because any potential impairment was not probable and estimable.

In late May 2017, the receiver filed a petition with the court, proposing a plan as to how the receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the receiver has acknowledged receiving only $500,000 of our collateral. Of the $500,000 acknowledged, the receiver proposes to return only approximately $6,000 to us. There was no comment or information provided in the petition regarding the additional $1.8 million in collateral that we provided to Freestone via its agent, High Point Risk Services, for which Freestone previously confirmed receipt in a letter to us in January 2014. Furthermore, the receiver has proposed similar severe reductions to the other collateral depositors. Although the receiver acknowledged holding $87.7 million in cash and cash equivalents as of December 31, 2015, the receiver proposed to pay only approximately $1.1 million in total for return of collateral, to be divided among all collateral depositors in differing proportions.

Our initial assessment of the receiver’s petition is that the plan proposed by the receiver is incomplete, factually incorrect and legally unsupportable. Recently, with additional documentation received directly from High Point Risk Services, we have reconfirmed that High Point transferred at least $1.8 million of our collateral to Freestone. In response to questions asked and additional information sought from the receiver by us and by others, the receiver through his legal counsel has now acknowledged that the May 2017 petition may not accurately account for all collateral. As a result, the receiver’s counsel has stated that they will be withdrawing the petition and reformulating the collateral analysis and proposal. We are aggressively proceeding with our efforts to advance our own case for payment of our collateral claims in full. We and our counsel, in conjunction and coordination with counsel for other potentially aggrieved collateral depositors, are working diligently in order to maximize our recovery of collateral deposits previously made to Freestone under written policy agreements. To be clear, the receiver does not have the final say in how this matter is decided. The Chancery Court in Delaware makes that decision after hearing evidence and arguments from all engaged parties.

Because we are still in the very early stages of this adversarial litigation, we are unable provide an estimate as to when the court may ultimately rule on the collateral issues. Presently, we anticipate that it will take several months for the receiver to rewrite its collateral proposal and file a new petition with the court. We are similarly unable to provide a projection as to how the court may eventually rule or what amount of collateral Command Center may finally receive. If the court were to ultimately award to us an amount significantly less than the full amount of our paid-in collateral, that result would have a material adverse effect on our financial condition.

NOTE 11 – SUBSEQUENT EVENTS

On November 11, 2017, our Board approved a 1-for-12 reverse stock split with an anticipated effective date of December 7, 2017. This reverse split becoming effective on that date is contingent upon us filing Articles of Amendment with the state of Washington and receiving approval from the Financial Industry Regulatory Authority. As of November 13, 2017, these contingencies have not been met. If this reverse split becomes effective, it will reduce future common and preferred stock amounts and stock options, and increase common stock per share amounts, by a factor of twelve. Our Board approved this reverse split in order for us to meet the minimum share price requirement in connection with our pending application for listing on the NASDAQ Capital Market. However, there can be no assurance that our listing application will be approved by NASDAQ.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include statements regarding industry trends, our future financial position and performance, business strategy, revenues and expenses in future periods, projected levels of growth and other matters that do not relate strictly to historical facts. These statements are often identified by words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “projects,” “forecasts,” “plans,” “intends,” “continue,” “could,” “should” or similar expressions or variations. These statements are based on the beliefs and expectations of our management based on information currently available. Such forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated by forward-looking statements. Important factors currently known to our management that could cause or contribute to such differences include, but are not limited to, those referenced in our Annual Report on Form 10-K for the year ended December 30, 2016 under Item 1A “Risk Factors.” We undertake no obligation to update any forward-looking statements as a result of new information, future events or otherwise, unless required by law.

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

At November 10, 2017, we owned and operated 66 on-demand labor stores in 22 states.

Results of Operations

The following tables reflects operating results for the thirteen and thirty-nine week periods ended September 29, 2017, compared to the thirteen and thirty-nine week periods ended September 23, 2016, (in thousands except percentages) and serves as the basis for the narrative that follows. Percentages indicate line items as a percentage of total revenue.

	Thirteen Weeks Ended
	September 29, 2017		September 23, 2016
Total operating revenue	$26,703		$26,434
Cost of staffing services	19,514	73.1%	19,597	74.1%
Gross Profit	7,189	26.9%	6,837	25.9%
Selling, general, and administrative expenses	5,484	20.5%	5,606	21.2%
Depreciation and amortization	96	0.4%	110	0.4%
Income from operations	1,609	6.0%	1,121	4.2%
Interest expense and other financing expense	6	0.0%	1	0.0%
Net income before taxes	1,603	6.0%	1,120	4.2%
Provision for income taxes	752	2.8%	282	1.1%
Net income	$851	3.2%	$838	3.2%
Non-GAAP data
EBITDA	$1,705	6.4%	$1,231	4.7%
Adjusted EBITDA	$1,809	6.8%	$1,181	4.5%

	Thirty-nine Weeks Ended
	September 29 , 2017		September 23 , 2016
Total operating revenue	$73,555		$67,172
Cost of staffing services	54,135	73.6%	50,195	74.7%
Gross Profit	19,420	26.4%	16,977	25.3%
Selling, general, and administrative expenses	15,992	21.7%	15,770	23.5%
Depreciation and amortization	288	0.4%	211	0.3%
Income from operations	3,140	4.3%	996	1.5%
Interest expense and other financing expense	7	0.0%	53	0.1%
Net income before taxes	3,133	4.3%	943	1.4%
Provision for income taxes	1,365	1.9%	365	0.5%
Net income	$1,768	2.4%	$578	0.9%
Non-GAAP data
EBITDA	$3,428	4.7%	$1,207	1.8%
Adjusted EBITDA	$3,550	4.8%	$1,653	2.5%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, or EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, and depreciation and amortization. Adjusted earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring expenses, or Adjusted EBITDA, is a non-GAAP measure that represents net income attributable to us before interest expense, income tax (benefit) expense, depreciation and amortization, non-cash compensation and certain non-recurring expenses, including reserve for workers’ compensation deposit. We utilize EBITDA and Adjusted EBITDA as financial measures as management believes investors find them to be useful tools to perform more meaningful analysis of past, present and future operating results and as a means to evaluate our results of operations. We believe these metrics are useful complements to net income and other financial performance measures. EBITDA and Adjusted EBITDA are not intended to represent net income as defined by GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

The following is a reconciliation of net income to EBITDA and Adjusted EBITDA (in thousands) for the periods presented:

	Thirteen Weeks Ended
	September 29, 2017	September 23, 2016
Net income	$851	$838
Interest expense and other financing expense	6	1
Depreciation and amortization	96	110
Provision for income taxes	752	282
EBITDA	1,705	1,231
Non-cash compensation	104	(50)
Adjusted EBITDA	$1,809	$1,181

	Thirty-nine Weeks Ended
	September 29, 2017	September 23, 2016
Net income	$1,768	$578
Interest expense and other financing expense	7	53
Depreciation and amortization	288	211
Provision for income taxes	1,365	365
EBITDA	3,428	1,207
Non-cash compensation	122	196
Reserve for workers’ compensation deposit	-	250
Adjusted EBITDA	$3,550	$1,653

Thirteen Weeks Ended September 29, 2017

Summary of Operations: Revenue for the thirteen weeks ended September 29, 2017, was $26.7 million, an increase of approximately $269,000, or 1.0%, from $26.4 million for the thirteen weeks ended September 23, 2016. This increase in revenue is primarily due to organic growth.

Cost of Staffing Services: Cost of staffing services for the thirteen weeks ended September 29, 2017, was $19.5 million, a decrease of approximately $83,000, or 0.4%, from $19.6 million for the thirteen weeks ended September 23, 2016. This decrease is primarily due to reduced workers’ compensation and state unemployment expenses as we continue to actively manage these areas of our business. These decreases were partially offset by an increase in relative wages paid to our temporary workforce due to increased minimum wages and a more competitive overall environment in the sectors in which we operate.

Selling, General and Administrative Expenses (“SG&A”): SG&A expenses for the thirteen weeks ended September 29, 2017, were $5.5 million, a decrease of approximately $122,000, from $5.6 million for the thirteen weeks ended September 23, 2016. As a percentage of revenue, SG&A expenses were 20.5% for the thirteen weeks ended September 29, 2017, a relative decrease of 0.7% from 21.2% for the same period in the prior year. This decrease is due to our ability to leverage our existing infrastructure over increased revenue, as well decreases in professional service fees and bad debt. These decreases were partially offset by an increase in salaries.

Thirty-nine Weeks Ended September 29, 2017

Summary of Operations: Revenue for the thirty-nine weeks ended September 29, 2017, was $73.6 million, an increase of approximately $6.4 million, or 9.5%, from $67.2 million for the thirty-nine weeks ended September 23, 2016. This increase in revenue is related to both an acquisition and organic growth.

In June 2016, we purchased substantially all of the assets of the operating entity know as Hancock Staffing (“Hancock”). Additional locations related to this acquisition accounted for revenue of approximately $5.9 million for the thirty-nine weeks ended September 29, 2017, an increase of approximately $3.4 million, from $2.5 for the thirty-nine weeks ended September 23, 2016. Revenue from our previously existing stores had an increase of approximately $3.0 million for the thirty-nine weeks ended September 29, 2017, compared to the same period in the prior year.

Cost of Staffing Services: Cost of staffing services decreased 0.9% to 73.6% for the thirty-nine weeks ended September 29, 2017, from 74.7% for the thirteen weeks ended September 23, 2016. This decrease is primarily due to reduced workers’ compensation expense as we continue to focus on our workers’ safety and on claims management. State unemployment expenses also decreased due to overall reduced experience rates as we continue to actively manage this area of our business. These decreases were particularly offset by increased relative wages paid to our temporary workforce related to increased minimum wages and a more competitive overall environment in the sectors in which we operate.

Selling, General and Administrative Expenses: SG&A expenses decreased 1.8% to 21.7% for the thirty-nine weeks ended September 29, 2017, compared to 23.5% for the thirty-nine weeks ended September 23, 2016. This relative decrease is due to our continued commitment and focus on controlling costs, as well as our ability to leverage our existing infrastructure over increased revenue and reduce our reliance on outside professional services. This relative decrease in SG&A was practically offset by increased salaries.

Liquidity and Capital Resources

Operating Activities: Cash provided by operating activities was approximately $2.5 million through the third quarter of 2017, compared to cash used by operating activities of approximately $2.7 million for the same period in the prior year. An increase in net income of approximately $1.2 million, along with an increases in accounts receivable in the prior year of approximately $3.3 million, were the primary drivers for this difference. An increase in accrued wages and benefits of approximately $127,000 in 2017, compared to a decrease of approximately $510,000 during 2016 was also a significant shift. These changes were partially offset by our allowance for doubtful accounts decreasing approximately $567,000 in 2017, compared to an increase of approximately $162,000 in 2016.

Investing Activities: Cash used in investing activities totaled approximately $102,000 for the thirty-nine weeks ended September 29, 2017 compared to $2.1 million in 2016. The decrease is due to the acquisition of Hancock in 2016.

Financing Activities: Cash provided by financing activities totaled approximately $628,000 during the thirty-nine weeks ended September 29, 2017, compared to cash used of $2.3 million for the same period in the prior year. In 2017, we increased the amount owed under our account purchase agreement facility by approximately $683,000, compared to a decrease in funds owed under the account purchase agreement facility in 2016. In addition, we purchased and retired approximately $55,000 of our common stock during the thirty-nine weeks ended September 29, 2017 compared to $1.4 million during the same period in the prior year.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of September 29, 2017, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the thirty-nine weeks ended September 29, 2017, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. At September 29, 2017, no single customer represented more than 10% of revenues. In the future, a small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently use our services at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

None.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously announced plan, which was put in place in April 2015. During the thirty-nine weeks ended September 29, 2017, we purchased 134,100 shares of common stock at an aggregate price of approximately $55,000 resulting in an average price of $0.41 per share under the plan. These shares were then retired. We have approximately $4.9 million remaining under the plan. The table below summarizes our common stock purchases during the thirteen weeks ended September 29, 2017.

	Total Shares Purchased	Average Price Per Share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
July (July 1, 2017 to July 28, 2017)	-	$-	6,149,828	$2,898,449
August (July 29, 2017 to August 25, 2017)	-	$-	6,149,828	$2,898,449
September (August 26, 2017 to September 29, 2017)	134,100	$0.41	6,283,928	$4,945,023
Total	134,100

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

Command Center, Inc.

/s/ Frederick Sandford	President and CEO	Frederick Sandford	November 13, 2017
Signature	Title	Printed Name	Date

/s/ Cory Smith	Principal Accounting Officer	Cory Smith	November 13, 2017
Signature	Title	Printed Name	Date