Form 10-K/A
period 2016-12-30
Command Center, Inc.
filed 2017-12-22
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

Command Center, Inc. is filing this amendment No.1 on Form 10-K/A for the year ended December 30, 2016 as filed with the Securities and Exchange Commission on April 11, 2017, in order to address comments from the SEC that required us to add disclosure in Item 9A, “Controls and Procedures.”

This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the original annual report on Form 10-K for the year ended December 31, 2016, and filed with the Securities and Exchange Commission on April 11, 2017, except as required to reflect the additional information included in Part II of this Form 10-K/A.

PART II

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

(b) Management's Report on Internal Control Over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company hired a new Chief Financial Officer and a new Controller at the end of its 2016 third quarter and during their review of prior year account reconciliations they identified certain immaterial misstatements. Since those misstatements were material to the 2016 financial statements, the 2015 financial statements were revised. The misstatements were not considered the result of a material weakness in internal controls. The Company has hired a third party consultant to assess the internal controls environment under the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 13 Framework. Based on our evaluation, our CEO and CFO concluded that our internal control over financial reporting was effective as of December 30, 2016. The Company intends to consider recommendations from the third party consultant as well as information obtained from the review of prior account reconciliations to make enhancements to its internal control over financial reporting during 2017.

(c) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the quarter ended December 30, 2016 which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
23.1	Consent of PMB Helin Donovan
31.1	Certification of Principal Executive Officer-Section 302 Certification
31.2	Certification of Principal Accounting Officer-Section 302 Certification
32.1	Certification of Chief Executive Officer-Section 906 Certification
32.2	Certification of Principal Accounting Officer-Section 906 Certification

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrants have duly caused this amendment to the report to be signed on their behalf by the undersigned, thereunto duly authorized on the 22nd day of December, 2017.

COMMAND CENTER, INC.

/s/ Frederick Sandford	President, Chief Executive Officer	Frederick Sandford
Signature	Title	Printed Name

/s/ Cory Smith	Principal Accounting Officer	Cory Smith
Signature	Title	Printed Name

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John Stewart	Director	John Stewart	December 22, 2017
Signature	Title	Printed Name	Date

/s/ Richard Finlay	Director	Richard Finlay	December 22, 2017
Signature	Title	Printed Name	Date

/s/ Frederick Sandford	Director	Frederick Sandford	December 22, 2017
Signature	Title	Printed Name	Date

/s/ John Schneller	Director	John Schneller	December 22, 2017
Signature	Title	Printed Name	Date

/s/ JD Smith	Director	JD Smith	December 22, 2017
Signature	Title	Printed Name	Date

/s/ R. Rimmy Malhotra	Director	R. Rimmy Malhotra	December 22, 2017
Signature	Title	Printed Name	Date

/s/ Steven Bathgate	Director	Steven Bathgate	December 22, 2017
Signature	Title	Printed Name	Date

4