Form 10-K
period 2017-12-29
Command Center, Inc.
filed 2018-03-29
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2017

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

Indicate by check mark whether the registrant (1)  filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑·No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑·No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

(Check one): Large Accelerated Filer ☐·Accelerated Filer ☐·Non-Accelerated Filer ☐·Smaller Reporting Company  ☑·Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐·No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 30, 2017, was approximately $15,900,000.

As of March 28, 2018, there were 4,993,672 shares of the registrant’s common stock outstanding. The following document is incorporated by reference into Parts I, II, III, and IV of this report: None.

Command Center, Inc.
2017 Annual Report on Form 10-K

PART IV
Item 15.	Exhibits, Financial Statement Schedules	57
Item 16.	Form 10-K Summary	57
	Signatures	58

Special Note Regarding Forward-Looking Statements

This Form 10-K may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

PART I

Item 1. Business

Introduction and General Background

Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a staffing company, operating primarily in the manual on-demand labor segment of the staffing industry. In 2017, we employed approximately 33,000 workers providing services to approximately 3,200 customers, primarily in the areas of light industrial, auto and transportation, hospitality and event services. Our customers range in size from small businesses to large corporate enterprises. All of our temporary staff, which we refer to as field team members, are employed by us. Most of our work assignments are short-term and many are filled on little advanced notice from our customers. In addition to short and longer-term temporary work assignments, we sometimes recruit and place workers in temp-to-hire positions.

As of March 28, 2018, we owned and operated 67 on-demand labor locations, or branches, across 23 states. We currently operate as Command Center, Inc. Prior to 2017, we also operated through a wholly-owned subsidiary, Disaster Recovery Services, Inc., which ceased corporate existence in April 2016. All financial information is consolidated and reported in our consolidated financial statements. Our corporate headquarters is in Lakewood, Colorado.

In prior years we were organized as Command Staffing, LLC. We were organized in December 2002 and commenced operations in 2003 as a franchisor of on-demand labor businesses. In November 2005, Temporary Financial Services, Inc., a public company, acquired the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor branches. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer, and our name changed to Command Center, Inc.

Industry Overview

The on-demand labor industry has developed based on the business need for flexible staffing solutions. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing production cycles. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers customers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruiting and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger pool of potential employees.

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and drug and background check requirements vary among industries and employers. We operate primarily within the short-term, semi-skilled and unskilled segments of the on-demand labor industry. We endeavor to customize our services according to the unique opportunities and assets presented by each of our branches, while leveraging our overall size. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment for our field team members.

Business

Strategic Growth Opportunities:  We continue to build our network of on-demand labor branches. We supply a quality workforce and we strive to consistently match the right field team members with the right jobs. We have 67 locally-managed branches throughout the United States that serve as trusted partners to businesses and job seekers alike. Customers, representing a variety of industries, trust us to learn their business and to plan ahead to address their dynamic staffing needs. Job seekers trust us to understand their complete employment picture and place them in on-demand, temporary, temp-to-hire, or permanent placement positions where they can grow, thrive, and provide immediate value. The total number of branches open and operating increased from 64 at the end of fiscal year 2016 to 66 at the end of fiscal year 2017 as we expanded our operations while continuing to improve our business fundamentals. In 2018, we plan to continue our strategy of carefully balancing branch expansion against return on investment. In doing so, we expect to concentrate our revenue growth efforts primarily on sales growth within our existing branch structure, while opening new branches in areas that present exceptional opportunities, and looking for acquisitions that will expand our existing operational footprint. In all of our growth opportunities, we continue to emphasize the fundamentals of our business: sell to quality accounts, increase margins where possible, and provide exceptional customer service.

On-demand Labor Branch Operations:  In 2017, we continued to focus on the basics of our business: consistency and excellence in service, increasing margins, containment of costs, selling techniques, and company culture. We concentrated on these measures to improve profitability and solidify the groundwork for future growth.

During the year, we employed approximately 33,000 field team members and serviced approximately 3,200 customers. Our branches are located across 23 states. Our branches are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services that are important to our field team members. We have developed a branch demographic model to identify and qualify potential future locations.

Our field operations are managed by in-branch personnel, area managers, and corporate management. Where appropriate, business development specialists are employed to help drive business to our branches. Our compensation plans for branch managers, area managers, and business development specialists are designed to secure and retain the qualified personnel needed to meet our business, financial, and growth objectives. Our personnel practices are designed to attract, screen, hire, train, support, and retain qualified personnel at all levels of our organization. We propagate best practices from our higher performing branches across all operating groups to produce consistent execution and improvements in company-wide performance.

Our Temporary Staff, or Field Team Members:  Field team members are our product and our key asset. Our success is highly dependent on our ability to attract, train, motivate, and reward our field team members. We have invested in many programs designed to create a long-term relationship with top-performing field team members. These programs include health insurance, bonus programs, safety rewards, longevity programs, training programs, and career services.

The pool of qualified and available field team members varies by location. For most of our branches, the supply of field team members is sufficient and diverse enough to meet current customer needs. However, in some locations, field team member availability is a limiting factor. We continue to seek additional field team members through internet postings, newspaper advertisements, printed flyers, branch displays, career fairs, and word-of-mouth.

Our Customers:  In 2017, we serviced approximately 3,200 customers across a variety of industries. Our 10 largest customers accounted for approximately 23% of our revenue in 2017. Additionally, at December 29, 2017, 11.8% of total accounts receivable was due from a single customer. The top six industries we served were retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality. In 2016, we serviced approximately 3,200 customers in a variety of industries. Our 10 largest customers accounted for approximately 24% of our revenue in 2016. The top six industries we served were retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality.

Our Marketing Strategy:  We find that our customers are too busy to have time consumed by a traditional sales person. Rather, they are looking for smart solutions to their current challenges. Our unique sales process starts by learning about customers and facilitating conversations where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our customer's needs. Once we have resolved one need, we consistently strive to meet additional needs. Many of our existing customers are served by multiple branches, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts to expand our national accounts in the years ahead.

Our Workers’ Compensation Coverage:  In accordance with state laws, we provide our workforce with workers’ compensation insurance. Currently, we are covered under a large deductible policy with ACE American Insurance Company, or ACE, where we have primary responsibility for claims under the policy. Under our current policy, which has been in place since April 1, 2014, we are responsible for covered losses and expenses up to $500,000 per incident. Amounts in excess of $500,000 are the responsibility of ACE. From April 1, 2012 through March 31, 2014, we were covered under a large deductible policy issued by Dallas National Insurance, who changed their name to Freestone Insurance Company, or Freestone, in 2014. Under the prior policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 are the responsibility of Freestone.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these states is limited to our premium payments.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs designed to increase awareness of safety issues. We provide safety training through videos, safety testing, and basic and remedial instruction. Branch managers conduct periodic job site safety inspections on new and existing jobs to ensure that our field team members are working in a safe environment. We encourage safe work behavior through an incentive program that rewards our field team members for working accident free by allowing them to purchase safety and other items by using earned points. We also encourage our field team members to report unsafe working conditions. Branch managers also learn risk management and proper safety protocols when attending training sessions at our corporate office. We regularly evaluate the risk profile of the work we undertake on an ongoing basis, and sometimes restrict classes of work in order to manage risk appropriately.

Our Seasonality:  Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by field team members are outdoor jobs that are generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter. Seasonal fluctuations are typically less in the more temperate parts of the United States, where many of our branches are located. Fluctuations in seasonal business affect financial performance from period to period. Severe weather in any of our locations for prolonged periods has the potential to impair our business within these geographies, given the outdoor nature of many of our assignments.

Our Competition:  The manual labor sector of the on-demand labor industry in which we operate is largely fragmented and highly competitive, with low barriers to entry. Our competitors range in size from small, local or regional operators with five or fewer locations to large, multi-national operations with hundreds of locations.

The primary competitive factors in our market segment include price, the ability to timely provide the requested workers, and overall quality of service. Secondary factors include worker quality and performance, efficiency, the ability to meet the business-to-business vendor requirements, name recognition, established reputation, and customer relationships. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are highest. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers. In addition, the growth in government regulation is also creating a barrier to entry as many smaller firms cannot profitably comply with the administrative burden of the new regulations.

Our Trademarks and Trade Names:  We have registered “Command,” “Command Center,” “Command Staffing,” “Command Labor,” “Real Jobs for Real People,” “Bakken Staffing,” and “Exceeding Expectations Every Time,” as service marks with the U.S. Patent and Trademark Office.

Our Intellectual Property:  We have proprietary software systems in place to handle most aspects of our operations, including field team member dispatch activities, invoicing, accounts receivable, and payroll. Our software systems also provide internal control over our operations, as well as produce internal management reports necessary to track the financial performance of individual branches. We refine our systems and processes based on the feedback we receive from management and others within the Company in order to adequately track and manage individual branches. Our proprietary software systems are not patented and are not licensed to, or used by, any other organization. We have invested in off-site back-up and storage systems that we believe provide reasonable protections for our electronic information systems against breakdowns as well as other disruptions and other unauthorized intrusions.

Our Real Property:  We lease the real property for our corporate office and of all of our branch locations. All of these properties are leased at market rates that vary depending on location. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions. We believe that our corporate office and each of the branch locations are adequate for our current needs.

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Lakewood, Colorado. The number of employees at our corporate headquarters is not expected to significantly increase over the next year. We also employ approximately 190 field operations staff in our various branches. During fiscal year 2017, we employed approximately 33,000 field team members. We are the employer of record for our field team members, and as such, are responsible for collecting withholding taxes and for paying employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs, and all other governmental requirements imposed on employers. In addition to completing Form I-9 required by the Department of Homeland Security, we also verify the identity and work eligibility of each new employee through the federal E-Verify system.

Environmental Concerns:  Because we are a service business, federal, state, or local laws that regulate the discharge of materials into the environment do not impact our business.

Available Information: We make the following items available, free of charge, through the investor section of our website: annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation, Nominating, and Governance Committees of our Board of Directors, as well as our Corporate Governance Guidelines, Standards of Ethics and Business Conduct, and Policy on Roles and Responsibilities of the Chairman of the Board are also available through the investor section of our website. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this report.

Any materials we file with the SEC may be read and copied at the SEC’s Public Reference Room, located at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 am to 3:00 pm. Information on the operation of the Public Reference Room may be obtained by calling the SEC at 1-800-732-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

ITEM 1A. RISK FACTORS

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occur, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock. These risk factors should be carefully considered together with the other information in this Annual Report on Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

We are vulnerable to fluctuations in the general economy. The staffing needs of our customers vary greatly with the overall condition of the economy. Even though the economy is currently experiencing a period of growth, there is a risk that conditions will change, and that the economic climate in the future will become more volatile, or uncertain. This could have a material adverse effect on our business and operating results. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our business is typically impacted unfavorably as we experience a decrease of our revenue but our selling and administrative expense base may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer. Deterioration of general economic conditions could have an adverse material effect on our business, financial condition, and results of operations.

We are vulnerable to downturns in regional and local economies. As of March 28, 2018, we own and operate 67 branches across 23 states. As such, we are subject to regional and local economic conditions in many markets. Additionally, our new branches are sometimes placed in metropolitan areas where we have one or more existing branches, increasing our exposure to future economic weakness in those local areas. Deterioration in regional and local economic conditions in the areas in which we operate could have a material adverse impact on our business, financial condition and results of operations.

We rely on a number of key customers and if we lose any one of these customers, our revenues may decline. Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. In 2017, our 10 largest customers accounted for approximately 23% of our revenue in 2017. Additionally, at December 29, 2017, 11.8% of total accounts receivable was due from a single customer. In 2016, our 10 largest customers accounted for approximately 24% of our revenue in 2016. In the future, a small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently use our services at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues.

We are vulnerable to seasonal fluctuations with lower demand in the fall and winter months. Revenues generated from branches in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating branches in highly seasonal markets involves higher risks. Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis, depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of customers and industries we service at both the branch and the company level. This will reduce the potential negative impact of an economic downturn in any one industry or region. To the extent that we consider the opening of new branches, we intend to select branch locations with a view to maximizing total long-term return on our investment in branches, personnel, marketing, and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely affected by low returns on investment in certain highly-seasonal markets. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months.

A currently pending proxy contest has caused us to incur substantial costs, divert management’s attention and resources, and may have other adverse effects on our business. On November 29, 2017, Ephraim Fields filed a preliminary proxy statement nominating five candidates for election to our Board of Directors at the 2017 Annual Meeting of Stockholders in opposition to the candidates nominated by our Board of Directors. Responding to proxy contests and reacting to other actions by activist stockholders can be disruptive, costly and time-consuming, and can divert the attention of management and our employees. We have incurred significant expenses for legal, consulting and administrative fees. We anticipate we will incur future expenses in connection with this proxy contest depending on how long it takes to get to a resolution, which may negatively impact our future financial results. In addition, this proxy contest and any similar activist stockholder initiatives leads to perceived uncertainties as our future direction, strategy, leadership and may lead to the perception of instability or lack of continuity, which may be exploited by our competitors, cause concern to our current or potential customers or vendors, or cause our stock price to experience periods of volatility. Such perceived uncertainties as to our future direction may harm our ability to attract investors in order to raise capital, in the event we need to raise capital, and may impact our existing and potential relationships and make it more difficult to attract and retain qualified personnel, and if individuals are elected to our Board of Directors with a specific agenda, it may adversely affect our ability to effectively and timely implement our business plans. We believe a continuing proxy contest by the activist stockholder could materially and adversely affect our business, our prospects, and stockholder value.

We could experience a change of control as a result of the actions of activist stockholders. On November 29, 2017, Ephraim Fields filed a preliminary proxy statement nominating five candidates for election to our Board of Directors at the 2017 Annual Meeting of Stockholders in opposition to the candidates nominated by our Board of Directors. The replacement of a majority of the members of our Board of Directors in a proxy contest could result in a change of control. Such change of control might alter our business strategy and direction in ways we cannot currently predict which could result in a negative impact on our business and financial results. Additionally, a change of control could have consequences under our material agreements. Any perceived uncertainties as to our future direction could also affect the market price and volatility of our common stock, impact our existing and potential relationships and make it more difficult to attract and retain qualified personnel. We believe partial or full success by the activist shareholder could have a material adverse effect on our business and financial results.

The market for our common stock is limited and our shareholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our shareholders to resell shares when desired or at attractive prices. Our Company stock trades on the “over-the-counter” market and is quoted on the OTCQB tier of the OTC Markets. Our common stock has continued to trade in low volumes and at low prices. On December 7, 2017, we effected a 1-for-12 reverse stock split of our common and preferred stock which also affected our trading volume. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many brokerage firms and institutional investors have internal policies prohibiting the purchase or maintenance of positions in OTC or low-priced stocks.

“Penny stock” rules may make buying or selling our securities difficult and impact liquidity. Trading in our securities may be subject to the SEC’s “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser's written agreement to execute the transaction. Unless an exception is available, the regulations require, prior to any transaction involving a penny stock, the delivery of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by these requirements may discourage broker-dealers from recommending transactions in our securities, which could severely limit the liquidity of our securities and consequently adversely affect the market price for our securities.

Loss of key management personnel could negatively affect our business. We have a small management team and we are highly dependent on principal members of our management team to operate our business. The loss of any key executive, could have a material adverse effect on our business, financial condition, and results of operations. On February 1, 2018, our Chief Executive Officer of five years resigned effective April 1, 2018. With his departure we will lose valuable expertise and knowledge he gained while managing our Company, and it may require new management substantial time and efforts to regain this expertise and knowledge. During this transition period, a newly hired or interim Chief Executive Officer may not have the depth of knowledge to execute our business plans. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

If we lose members of our Board of Directors, our ability to manage our business could be impaired. On January 16, 2018 and January 22, 2018, our Chairman of the Board John Stewart and our member of the Board Richard Finlay resigned. To date, our Board has not appointed replacement Board members. Our ability to attract and retain qualified Board members is critical to the success of our business and failure to do so could adversely affect our business performance, competitive position, and future prospects. With the departure of these two long-time Board members, our Board also lost valuable expertise and knowledge, and the Board may require substantial time and efforts to regain this expertise and knowledge. Newly appointed or elected Board members will need time to gain the knowledge become acquainted with our business. The success of Command Center is heavily dependent on the talents and efforts of our Board members. If we are unable to continue to attract and retain qualified Board members, our business performance, competitive position, and future prospects may be adversely affected.

Difficulty in attracting, developing, and retaining qualified branch personnel could negatively affect our business. We rely significantly on the performance and productivity of our branch managers and business development specialists to help drive new business to our growing number of branches. Each branch manager has primary responsibility for managing the operations of the individual branch, including recruiting workers, daily dispatch of personnel, collection of accounts receivable, and overall customer service. To combat a typically high turnover rate for branch managers in the on-demand labor industry, we continue to develop and refine our training and compensation plans to encourage employee retention. There is no assurance that our training and compensation plans will reduce turnover in this position.

Loss of key personnel could negatively affect our business. The loss of any key executive could have a material adverse effect on our business. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Unavailability of a reliable pool of field team members may negatively impact our business. On-demand labor companies must continually attract reliable temporary workers to meet customer needs. We compete for such workers with other temporary labor businesses, as well as with actual and potential customers, some of which seek to fill positions directly with regular or field team members. In addition, our field team members sometimes become regular employees of our customers. From time to time, during peak periods and/or in certain geographic regions, we may experience shortages of available temporary workers.

We are dependent upon the continued availability of workers' compensation insurance. We maintain workers' compensation insurance as required by state laws. Very few insurance carriers provide workers' compensation coverage for staffing companies in the manual labor market. We expect the insurance market to tighten even further in the future. We cannot be certain that we will be able to obtain adequate levels of insurance with acceptable terms, coverages, deductibles and collateral requirements. In most of the states in which we operate, we cannot engage in business without workers' compensation insurance. In order to obtain coverage, we are required to post collateral with the carrier in the form of cash or a letter of credit from our lender. The carrier can retain this collateral for extended periods of time, and increase the amount of such collateral.

Increased workers’ compensation insurance premiums could negatively affect operating results.  Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, as we have throughout most of our corporate history, we maintain a large deductible workers’ compensation insurance policy. Our current workers’ compensation policy has a deductible limit of $500,000 per incident, and our workers’ compensation policy immediately prior to April 2014 has a deductible limit of $350,000 per incident. For the years prior to April 2011, our policy has a deductible limit of $250,000 per person. As a result, we are substantially self-insured. Our management training and safety programs aim to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims, or a small number of significant claims, could require substantial payments. In Washington and North Dakota, where we purchase our insurance through state workers’ compensation funds, our liability is limited to payment of the insurance premiums. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims, or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

Increased competition in our highly competitive industry may impact our ability to retain customers or market share. We operate in a highly competitive industry with low barriers to entry. We face competition from a wide variety of companies ranging in size from large, multi-national corporations to small, local sole proprietors. This causes extensive pricing pressure, and there can be no assurance that we will be able to retain customers or market share going forward, nor that we will be able to maintain profitability or current profit margins.

We may not be able to recover collateral deposits we have placed with our workers’ compensation insurance carrier.  Historically our workers’ compensation insurance carriers have required collateral deposits to secure our payment of claims up to the amount of our policy deductible. For the two-year period ending March 31, 2014, Dallas National Insurance, now known as Freestone Insurance Company, provided our workers’ compensation insurance coverage under a high deductible policy. Under the terms of the policy, we were required to provide cash collateral of $1.8 million as security for payment of claims up to the policy deductible. We are responsible for paying claims up to the deductible amount. In April 2014, the Insurance Commissioner in the State of Delaware placed Freestone in Receivership due to concerns about Freestone’s financial condition. In August 2014, the Receivership was converted into a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver for return of our collateral deposits, one as a priority claim and one as a general claim. On July 5, 2016, the Receiver filed a first accounting with the Delaware Court of Chancery. Pursuant to this accounting, the Receiver reported cash and cash equivalents of $87.7 million as of December 31, 2015. We believe our claim for return of collateral will be a priority claim and our collateral should be returned to us. However, if the Receiver determines that our claim for return of collateral is not entitled to priority status, or if there are not sufficient assets available to pay all of the priority claims, we may not receive any or all of our collateral. As a result of these developments, we believe that an impairment is probable, but we are not able to reasonably estimate the amount of any loss. If we do receive any of our collateral deposit back from Freestone, it could result in a loss of up to $1.8 million. This loss of our collateral could have a material adverse effect on our business, results of operations, and financial condition.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations. We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board, or the FASB, and the SEC. It is possible that future accounting standards we are required to adopt may require additional changes to the current accounting treatment that we apply to our financial statements and may require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations, and financial condition. For example, effective December 30, 2017, FASB revised the manner in which revenue is to be recognized. While we believe the adoption of this revised accounting standard will not have any material effect on our financial statements, this new accounting standard is complex and it is possible that there may be a material adverse impact on our financial statements, business, results of operations, and financial condition.

The delay between the time we pay our temporary workers and other creditors and the time we collect from our customers requires debt refinancing to provide working capital. Field team members are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis with 30-day payment terms. We currently have an account purchase agreement with Wells Fargo Bank, N.A. that allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum or $14.0 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2020. The cancelation of the account purchase agreement would have a material adverse effect on our liquidity, cash flows, and results of operations.

The delay between the time we pay our temporary workers and the time we collect from our customers requires aggressive management of our credit risk and places pressure on working capital. Pressure on our working capital requires that we manage the resulting credit risk. The magnitude of the risk varies with general economic conditions. We believe that write-offs for doubtful accounts can be maintained at commercially acceptable levels without the need to resort to unduly intrusive credit management practices that could interfere with customer acquisition and retention. Nevertheless, there can be no assurance that our ability to achieve and sustain profitable operations will not be adversely affected by losses from doubtful accounts or customer relations problems arising from our efforts to manage credit risk.

Limitations in our receivables financing agreements negatively impact our liquidity. Under our account purchase agreement with Wells Fargo Bank, our borrowing base is limited to the lesser of: (1) 90% of acceptable accounts as defined in the agreement, or (2) $14.0 million. Our collateral requirements with our workers' compensation insurance carrier are secured by a $6.0 million letter of credit from our lender. The amount of the letter of credit results in a reduction to our borrowing base, currently reducing funds otherwise available to us by $6.0 million. This limitation on our liquidity may result in our inability to expand or to sustain our operations, which could result in a material adverse impact on our business.

Increased employee expenses could adversely affect our operations. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health laws, wage and hour requirements, employment insurance, and equal opportunity employment laws. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of changes in federal or state laws or regulations requiring employers to provide specified benefits to employees (such as health insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs will have a material adverse effect on our business, financial condition, and results of operations.

Failure to maintain adequate financial and management processes and controls could lead to errors in our financial reporting. If our management is unable to certify the effectiveness of our internal controls, including those of our third party vendors, or if material weaknesses in our internal controls are identified, we could be subject to regulatory scrutiny and a loss of public confidence. In addition, if we do not maintain adequate financial and management personnel, processes, and controls, we may not be able to accurately report our financial performance on a timely basis, which could cause our stock price to fall.

We will continue to be impacted by new or existing laws and regulations relating to employment. In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, paid sick leave, application forms and background checks, and required notices to employees, among others. As a staffing company and large employer with a wide geographical footprint, we are often faced with new legal requirements. Although we believe that we will be able to maintain appropriate compliance procedures, there is no assurance that our efforts will always be timely or effective, or that we will be able to recover the increased cost of new legal requirements through timely pricing increases to our customers.

We are not in compliance with Washington state law because it has been more than 15 months since our last annual meeting. The Business Corporation Act of Washington requires that a Washington corporation hold a meeting of shareholders annually for the election of directors. Our last shareholder meeting was held on November 17, 2016. We have not held a meeting of shareholders during 2017 because of the pending proxy contest. A court may require us to hold an annual meeting of shareholders upon petition of a shareholder and fix the time and place of the meeting. The failure to hold an annual meeting may also impair our ability to uplist to the Nasdaq Capital Market should our Board decide to pursue such uplisting and in the event we meet all other criteria for such uplisting.

We may incur additional tax liabilities that exceed our estimates. We are subject to federal taxes and a multitude of state and local taxes. We are regularly subject to audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical tax provisions and accruals. The results of an audit or litigation could materially harm our business. The taxing authorities of the jurisdictions in which we operate may challenge our methodologies for determining tax liabilities, or change their laws, which could increase our effective tax rate and negatively affect our financial position and results of operations.

We may incur additional costs and regulatory risks relating to new laws regulating the hiring of undocumented workers. In addition to federal laws, the statutes of several states regulate employer practices relating to the identification and eligibility to work of new hires. We have implemented procedures intended to meet all of these requirements. We process information on each new employee through the federal government’s E-Verify system. Although we believe that we are in compliance and we will be able to maintain appropriate procedures, we cannot assure that our compliance will not be flawed or delayed because of the large number of temporary personnel that we employ. In some cases, the penalties for noncompliance are punitive. Regulatory requirements imposed on employers and enforcement actions relating to immigration status of employees are expected to increase. If we are not able to maintain appropriate compliance procedures, our operations would be materially and adversely affected.

We will incur additional costs and regulatory risks relating to the impact of health care reform upon our business and failure to comply with such rules and regulations could materially harm our business. The Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010, or collectively, the Health Care Reform Laws, include various health-related provisions that took effect in 2015 and 2016, including the requirement that most individuals have health insurance and establishing new regulations on health plans. Although the Health Care Reform Laws do not mandate that employers offer health insurance, beginning in 2016 tax penalties are assessable on large employers which do not offer health insurance that meets certain affordability or benefit requirements. Providing such additional health insurance benefits to our qualifying temporary workers, or the payment of tax penalties if such coverage is not provided, will increase our costs. The economic impact of the Health Care Reform Laws to us is not yet known. It is likely that the Health Care Reform Laws will be revised or rewritten pursuant to proposed legislation. The requirements and the cost impact of revisions to existing laws, Health Care Reform Laws, or new health care legislation is unknown. Under both the present laws and proposed legislation, if we are unable to raise the rates we charge our customers to cover the costs of these programs, such increases in costs could materially harm our business.

We may be exposed to employment-related claims and costs from field team members, customers, or third parties that could materially adversely affect our business, financial condition and results of operations. We are in the business of employing people and placing them in the workplaces of other businesses. As the employer of record, we are at risk for claims brought by our field team members, such as wage and hour claims, discrimination and harassment actions and workers' compensation claims. We are also at risk for liabilities alleged to have been caused by our field team members (such as claims relating to personal injuries, property damage, immigration status, misappropriation of funds or property, violation of environmental laws, or criminal activity). Significant instances of these types of issues may impact our customers’ perception of us and may have a negative effect on our results of operations. The risk is heightened because we do not have control over our customers’ workplace or direct supervision of our field team members. If we are found liable for the actions or omissions of our field team members or our customers, and adequate insurance coverage is not available, our business, financial condition, and results of operations could be materially and adversely affected.

Competitive factors may require us to absorb increases in operating costs, and we may lose volume as a result. We expect to raise prices for our services in amounts sufficient to offset increased costs of services, operating costs, and cost increases due to inflation, regulatory requirements and to improve our return on invested capital. However, competitive factors may require us to absorb cost increases, which would have a negative effect on our operating margins. Even if we are able to increase costs as desired, we may lose volume to competitors willing to service customers at a lower price.

We face competition from companies that have greater resources than we do and we may not be able to effectively compete with these companies. There are several very large full-service and specialized temporary labor companies competing in national, regional and local markets. Many of these competitors have substantially greater financial and marketing resources than we have. Price competition in the staffing industry is intense and we expect this level of competition to remain high and to increase in the future. Competition could have a material adverse effect on our business, financial condition, and results of operations. There is also a risk that competitors, perceiving our lack of capital resources, may undercut our prices or increase promotional expenditures in our strongest markets in an effort to force us out of business.

Improper disclosure of employee and customer data could result in liabilities and harm our reputation. In the course of our business, we collect, store, use, and transmit information about our employees and customers. Protecting the privacy of this information is critical to our business. We have established a system of controls for safeguarding the security and privacy of our data. Our security controls may not, in every case, be adequate to prevent unauthorized internal or external intrusions into our systems and improper disclosure of personal data and confidential information relating to our employees, our customers or our business. The regulations relating to the security and privacy of information are increasingly prevalent and demanding. The failure to adequately protect private information could expose us to claims from employees and customers and regulatory actions, harm our reputation, and have a material adverse effect on our business, financial condition, and results of operations. Additional security measures we may take to address customer or employee concerns may cause higher operating expenses.

Cyberattacks or other breaches of our technology hardware and software, as well as risks associated with compliance and data privacy could have an adverse effect on our systems, our service to our customers, our reputation, our competitive position, and financial results. Our ability to manage our operations successfully is critical to our success. Our business relies on our ability to electronically gather, compile, process, store and distribute data and other information. Unintended interruptions or failures resulting from computer and telecommunications failures, equipment or software malfunction, power outages, catastrophic events, security breaches (such as unauthorized access by hackers), social engineering schemes, unauthorized access, errors in usage by our employees, computer viruses, ransomware or malware, and other events could harm our business.  While we have taken measures to minimize the impact of these problems, the proper functioning of these systems is critical to our business operations. Any security breach or failure in our computer equipment, systems or data could result in the interruption of our business operations, tarnish our reputation, and expose us to damages and litigation.

Our directors, officers and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions. As of March 28, 2018, our directors, officers and current stockholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 35% of our outstanding common stock. As a result, these stockholders acting together, may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

We will likely be party, from time to time, to various legal proceedings, lawsuits, and other claims arising in the ordinary course of our business. In the ordinary course of business, we are subject to a variety of legal proceedings, lawsuits and claims. We anticipate that, disputes may arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or arbitration. These proceedings could divert the attention of our management team and result in costly or unfavorable outcomes. Any such litigation could result in substantial expense, reduce profits harm our reputation, and have a materially adverse impact on our business and financial condition. Also see Item 3 “Legal Proceedings”.

Our customer contracts contain termination provisions that could decrease our future revenues and earnings. Most of our customer contracts are either day-to-day or can be terminated by the customer on short notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

We have a history of net losses. Although we have recorded a net profit in several of our most recent fiscal years, as of December 29, 2017, we have an accumulated deficit of approximately $36.0 million. We have incurred net losses in many of our fiscal years since inception. We may incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by U.S. GAAP. In 2014, we wrote-off approximately $807,000 in goodwill relating to our 2012 acquisition of Disaster Recovery Services. In addition, on June 3, 2016, we purchased substantially all of the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing, or Hancock, from branches located in Little Rock, Arkansas and Oklahoma City, Oklahoma. In connection with our 2016 acquisition of Hancock, we identified and recognized $1.3 million in goodwill that we added to the carrying amount of $2.5 million from the acquisition of Disaster Recovery Services after the write-off. The resulting carrying amount of $3.8 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. We also lease the property for all of our current branch locations. All of these branches are leased at market rates that vary in amount, depending on location. Most of our branch leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. For additional information related to our operating leases see Note 10 – Commitments and Contingencies in our notes to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

Freestone Insurance Company Liquidation: From April 2012, through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, who changed its corporate name to Freestone Insurance Company. Under the terms of the policies we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount.

From July 2008 until April 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage through AMS Staff Leasing II.

In April 2014, the Insurance Commissioner of the State of Delaware placed Freestone in receivership due to concerns about its financial condition. In August 2014, the receivership was converted to a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. If it is ultimately determined that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

During the second quarter of 2015 and the first quarter of 2016 we recorded reserves of $250,000 for a total reserve of $500,000 on the $2.3 million deposit balance. The current net deposit of $1.8 million is recorded as workers’ compensation risk pool deposit in receivership. Management believes that it is probable that the Company will incur some loss on this asset and the range of loss on this matter could be as high as $1.8 million. The amount of the loss will be determined by the Chancery Court’s application of certain legal and equitable doctrines which cannot, at this time, be predicted with any accuracy. In addition, the receivership in the State of Delaware is an equitable proceeding with tends to focus on what the judge overseeing the preceding considers to be a fair result. Management reviews these deposits at each balance sheet date. At December 29, 2017, we believe a loss is probable, but no additional reserve was recognized because the amount of loss cannot be reasonably estimated.

In July 2016, the Receiver filed the First Accounting for the period April 28, 2014 through December 31, 2015, with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.7 million as of December 31, 2015.

In late May 2017, the receiver filed a petition with the court, proposing a plan as to how the Receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the Receiver acknowledged receiving only $500,000 of our collateral. Of the $500,000 acknowledged, the Receiver proposed to return only approximately $6,000 to us. There was no comment or information provided in the petition regarding the additional $1.8 million in collateral that we provided to Freestone via its agent, High Point Risk Services, for which Freestone previously confirmed receipt in a letter to us in January 2014. Furthermore, the Receiver proposed similar severe reductions to the other collateral depositors. Although the Receiver acknowledged holding $87.7 million in cash and cash equivalents as of December 31, 2015, the Receiver proposed to pay only approximately $1.1 million in total for return of collateral, to be divided among all collateral depositors in differing proportions.

Our initial assessment of the Receiver’s petition filed in late May 2017 was that the plan proposed by the Receiver is incomplete, factually incorrect and legally unsupportable. In response to additional information provided to and sought from the Receiver by us and by others, the Receiver has withdrawn the petition, acknowledging possible inaccuracies. At the present time, it is unknown when the Receiver will refile a petition regarding collateral, nor is it known if the Receiver is likely to take a similar or different approach in a new petition. If this or another similar proposal was to be put forth by the Receiver and accepted by the Chancery Court, we would suffer a loss of up to 99% of our deposit.

Recently, with additional documentation received directly from High Point Risk Services, we have reconfirmed that High Point transferred at least $1.8 million of our collateral to Freestone.

Because we are still in the very early stages of this adversarial litigation, we are unable to provide an estimate as to when the court may ultimately rule on the collateral issues. Presently, we anticipate that it will take several months for the Receiver to rewrite its collateral proposal and file a new petition with the court. We are similarly unable to provide a projection as to how the court may eventually rule or what amount of collateral we may finally receive. If the court were to ultimately award to us an amount significantly less than the full amount of our paid-in collateral, that result would have a material adverse effect on our financial condition.

Other than the Freestone litigation described above, on occasion, we may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are, or could become involved in litigation, may have a material adverse effect on our business, financial condition or results of operations. For additional information related to our legal proceedings see Note 10 – Commitments and Contingencies in our notes to the consolidated financial statements.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKETS FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reverse Stock Split

In December 2017, we filed an amendment to our Articles of Incorporation and effected a 1-for-12 reverse stock split of our common and preferred stock, effective as of the close of business on December 7, 2017, whereby 60,615,549 shares of our common stock were exchanged for 5,051,542 newly issued shares. Under the terms of the reverse stock split, fractional shares issuable to stockholders were cashed out, resulting in a reverse split slightly more than 1-for-12 in the aggregate. All stock prices, per share amounts, and number of shares in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-12 reverse stock split, resulting in the transfer of approximately $56,000 from common stock to additional paid in capital at December 29, 2017 and December 30, 2016.

Market Information

Our common stock is quoted on the OTCQB tier of the OTC Markets under the symbol “CCNI.” The OTCQB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network which provides information on current “bids” and “asks” as well as volume information. The OTCQB is not considered a “national exchange.”

The following table shows the high and low bid information for the common stock for the quarterly period indicated for the last two fiscal years:

	Price (1)
Quarter	High	Low
First Quarter, 2016	$6.48	$4.32
Second Quarter, 2016	5.76	4.08
Third Quarter, 2016	5.28	4.32
Fourth Quarter, 2016	4.80	3.48
First Quarter, 2017	5.04	4.20
Second Quarter, 2017	4.44	3.96
Third Quarter, 2017	5.40	3.72
Fourth Quarter, 2017	6.12	4.80

(1)
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. The closing price for our common stock on the OTCQB was $5.70 on March 28, 2018. The price per share numbers listed above take into account the 1-for-12 reverse stock split that became effective on December 7, 2017.

Holders of the Corporation’s Capital Stock

At March 28, 2018, we had approximately 205 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and, at present, we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Equity Compensation Plan Information

Pursuant to Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” we are providing the following information summarizing information about our equity compensation plans as of December 29, 2017. All share numbers have been updated for the 1-for-12 reverse stock split of the Company’s common stock effective as of December 7, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	75,000	$5.13	425,000

Our Command Center, Inc. 2016 Employee Stock Incentive Plan was adopted by our Board of Directors on September 29, 2016 and approved by our stockholders at the 2016 Annual Meeting of Stockholders on November 17, 2016. We have previously provided the material terms of such plan.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer &Trust, located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Issuer Purchases of Equity Securities

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously implemented plan, which was put in place in April 2015. During 2017 we purchased 68,586 shares of common stock at an aggregate price of approximately $374,000 resulting in an average price of $5.45 per share under the plan. These shares were then retired. During 2016 we purchased 318,356 shares of common stock at an aggregate price of approximately $1.5 million resulting in an average price of $4.85 per share under the plan. These shares were then retired. We have approximately $4.6 million remaining under the repurchase plan. For additional information related to our stock repurchase see Note 7 – Stockholders’ Equity in our notes to the consolidated financial statements. The table below summarizes our common stock purchased during 2017.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
August 26, 2017 to September 29, 2017	11,175	$4.92	523,661	$4,945,023
September 30, 2017 to October 27, 2017	22,625	5.30	546,286	4,825,220
October 28, 2017 to November 24, 2017	22,634	5.65	568,920	4,697,427
November 25, 2017 to December 29, 2017	12,152	5.88	581,072	4,625,981
Total	68,586

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following management's discussion and analysis reviews significant factors with respect to our financial condition at December 29, 2017, and results of operations for the fiscal years ended December 29, 2017 and December 30, 2016. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this report.

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

The following table reflects operating results from 2017 and 2016 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-two weeks ended December 29, 2017		Fifty-three weeks ended December 30, 2016
Revenue	$98,072	100.0%	$93,260	100.0%
Cost of staffing services	72,642	74.1%	69,581	74.6%
Gross profit	25,430	25.9%	23,679	25.4%
Selling, general and administrative expenses	21,347	21.8%	22,277	23.9%
Depreciation and amortization	386	0.3%	298	0.3%
Income from operations	3,697	3.8%	1,104	1.2%
Interest expense and other financing expense	12	0.0%	25	0.0%
Net income before income taxes	3,685	3.8%	1,079	1.2%
Provision for income taxes	2,006	2.0%	522	0.6%
Net income	$1,679	1.8%	$557	0.6%
Non-GAAP data
EBITDA	$4,240	4.3%	$1,549	1.6%

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, and non-cash compensation. We utilize EBITDA as a financial measure, as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our operational results. We believe it is a complement to net income and other financial performance measures. EBITDA is not intended to represent net income as defined by U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

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

However, because EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our financing or changes in interest rates. EBITDA, as defined by us, may not be comparable to EBITDA as reported by other companies that do not define EBITDA exactly as we define the term. Because we use EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with U.S. GAAP.

The following is a reconciliation of EBITDA to net income for the periods presented (in thousands):

	Fifty-two weeks ended December 29, 2017	Fifty-three weeks ended December 30, 2016
EBITDA	$4,240	$1,549
Interest expense	(12)	(25)
Depreciation and amortization	(386)	(298)
Provision for income taxes	(2,006)	(522)
Non-cash compensation	(157)	(147)
Net income	$1,679	$557

Results of Operations

Fifty-two weeks ended December 29, 2017

Summary of Operations: Revenue increased approximately $4.8 million, or 5.2%, to $98.1 million in 2017 from $93.3 million in 2016. Our fiscal year ended December 30, 2016 had 53 weeks and benefited from the inclusion of an additional week when compared to 2017, with average weekly revenue in 2016 being approximately $1.8 million. In June 2016, we acquired substantially all of the assets of Hancock. In 2017, revenue from the two Hancock branches totaled approximately $7.6 million, an increase of approximately $3.1 million over 2016. Revenue from our other branches (excluding Hancock) in 2017 increased approximately $1.7 million, and when taking into consideration the additional week in 2016, 2017 increased approximately $3.5 million.

Our branches serve a wide variety of customers and industries across 23 states. Our individual branch revenue can fluctuate significantly on both a quarter-over-quarter and year-over-year basis depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of customers and industries we service at both the branch and the company level. We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services:  Cost of staffing services decreased 0.5% to 74.1% of revenue in 2017 from 74.6% in 2016. This decrease was primarily due to a 0.7% relative decrease in our state unemployment insurance costs in 2017, as we have placed an increased emphasis on managing this portion of our business in the last two years. State unemployment tax rates fluctuate annually based on our actual experience in each state related to claims filed by former employees.

We also saw a relative decrease of 0.1% in workers’ compensation insurance costs in 2017, which can fluctuate as a result of changes to the mix of work performed during the year, safety of our field team members, changes in our claims history and ongoing claims management, and changes in actuarial assumptions. We perform site visits to ensure our employees are working in a safe environment, provide safety training when appropriate, and actively manage our workers’ compensation claims to minimize our expense and exposure.

The aforementioned decreases were offset by a 0.3% increase in compensation paid to our temporary employees due to competitive forces in a tightening labor market, as well as increases in minimum wages in some states in which we operate, which can result in fluctuations in the compensation paid to our temporary workforce in order to provide quality field team members to our customers.

Selling, General and Administrative Expenses, or SG&A:  SG&A, relative to revenue, decreased 2.1% to 21.8% in 2017 from 23.9% in 2016. This relative decrease is due to a decrease in internal salaries and related payroll taxes of 0.7%, a decrease our provision for bad debt of 0.8%, and decreased consulting and recruiting expense of 0.4%, as turnover after the relocation of the corporate headquarters to Denver has returned to normal levels. We also had small decreases in many areas as we continue to aggressively and effectively manage costs. These decreases were offset by an increase of 0.4% in professional services related to the proxy contest and statement effected by Ephraim Fields.

Liquidity and Capital Resources

We believe that our cash flow from operations, working capital balances at December 29, 2017, and access to our account purchase agreement will be sufficient to fund anticipated operations through March 2019.

At December 29, 2017, our current assets exceeded our current liabilities by approximately $13.3 million. Included in current assets is cash of approximately $7.8 million and trade accounts receivable of $9.4 million. Included in current liabilities are accrued wages and benefits of approximately $1.5 million, and the current portion of workers’ compensation claims liability of approximately $1.0 million.

The liability related to our account purchase agreement facility was approximately $854,000 and $388,000 at December 29, 2017 and December 30, 2016, respectively. The current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A. which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million at December 29, 2017. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2020. The agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At December 29, 2017 the effective interest rate was 4.06%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets. We also have an outstanding letter of credit under this agreement in the amount of $6.0 million which reduces the amount of funds otherwise made available to us under this agreement. As of December 29, 2017 we had approximately $13,000 of availability on this facility.

Operating Activities:  Net cash provided by operating activities totaled approximately $4.7 million in 2017 compared to cash used in operating activities of approximately $464,000 in 2016. Operating activity in 2017 included net income of approximately $1.7 million, a decrease of approximately $1.7 million in our deferred tax asset, a decrease of approximately $683,000 in accounts receivable, an increase of approximately $503,000 in other current liabilities, and a decrease of approximately $578,000 in prepaid workers’ compensation. These were offset by an increase of approximately $758,000 in our workers’ compensation claims liability and a decrease of approximately $199,000 in accounts payable. Operating activity in 2016 included an increase of approximately $1.6 million in accounts receivables, an increase of approximately $338,000 in prepaid expenses, deposits, and other assets, and a decrease of approximately $727,000 in workers’ compensation claims liability. These uses were offset by proceeds of approximately $557,000 from net income, a decrease of approximately $447,000 to our deferred tax asset, and a decrease of approximately $244,000 in our workers’ compensation risk pool deposits.

Investing Activities:  Net cash used in investing activities totaled approximately $104,000 in 2017 compared to approximately $2.1 million in 2016. Investing activity in 2017 related to the purchase of equipment, while in 2016 it related primarily to the acquisition of Hancock.

Financing Activities:  Net cash provided by financing activities totaled approximately $90,000 in 2017 compared to net cash used by financing activities of approximately $2.0 million in 2016. Financing activity in 2017 included net cash provided by our account purchase facility of approximately $465,000 and $375,000 used to purchase treasury stock. Financing activity in 2016 included $417,000 used to repay debt related to the Hancock acquisition, a net decrease in our account purchase facility of approximately $91,000, and approximately $1.5 million used to purchase treasury stock.

Critical Accounting Policies

Management's discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain. For additional information related to our critical accounting policies see Note 1 – Summary of Significant Accounting Policies in our notes to the consolidated financial statements.

Workers’ Compensation Reserves:  In accordance with the terms of our workers’ compensation liability insurance policy, we maintain reserves for workers’ compensation claims to cover our cost of all claims. We use third party actuarial estimates of the future costs of the claims and related expenses discounted by a 5% present value interest rate to determine the amount of our reserves. The discount rate was increased to 5% from 3% in prior years to more accurately reflect our risk tolerance and the active management of workers’ compensation claims. We evaluate the reserves quarterly and make adjustments as needed. If the actual cost of the claims incurred and related expenses exceed the amounts estimated, additional reserves may be required.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly and past due balances are written-off when it is probable that the receivable will not be collected. At December 29, 2017 and December 30, 2016, our allowance for doubtful accounts was approximately $282,000 and $899,000, respectively.

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between two and seven years.

Income Taxes:  We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the enacted tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.

We have analyzed our filing positions in all jurisdictions where we are required to file returns and found no positions that would require a liability for unrecognized income tax positions to be recognized. In the event that we are assessed penalties and/or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

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

Impairment of Long-lived Asset:  We review the carrying values of our long-lived assets, including property, plant and equipment, and intangible assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis without considering interest. If projected cash flows are less than their carrying value, the long-lived assets are reduced to their estimated fair value. Considerable judgement is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Regulation S-K and as such, we are not providing the information contained in this item pursuant to Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Command Center, Inc.
Lakewood, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Command Center, Inc. (the "Company") as of December 29, 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for year then ended, and the related notes and schedules (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 29, 2017, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

EKS&H LLLP

March 29, 2018

Denver, Colorado

We have served as the Company's auditor since 2017.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders’ of Command Center, Inc.

We have audited the accompanying consolidated balance sheet of Command Center, Inc. as of the fiscal year December 30, 2016, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for the fiscal year then ended. Command Center, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Command Center, Inc. as of December 30, 2016, and the results of its operations and its cash flows for the fiscal year ended December 30, 2016 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the Consolidated Financial Statements, Command Center, Inc. revised its previously reported 2016 Consolidated Financial Statements.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

Austin, Texas

April 11, 2017, except for note 1 for which the date is March 28, 2018

Command Center, Inc.
Consolidated Balance Sheets

	December 29, 2017	December 30, 2016 (revised)
ASSETS
Current Assets
Cash	$7,768,631	$3,022,741
Restricted cash	12,853	24,676
Accounts receivable, net of allowance for doubtful accounts	9,394,376	10,287,456
Prepaid expenses, deposits, and other assets	740,280	633,615
Prepaid workers' compensation	167,597	745,697
Current portion of workers' compensation risk pool deposits	99,624	106,527
Total Current Assets	18,183,361	14,820,712
Property and equipment, net	372,145	432,857
Deferred tax asset	721,602	2,387,645
Workers' compensation risk pool deposits, less current portion, net	201,563	206,813
Workers' compensation risk pool deposit in receivership, net	1,800,000	1,800,000
Goodwill and other intangible assets, net	4,085,576	4,307,611
Total Assets	$25,364,247	$23,955,638
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$563,402	$762,277
Account purchase agreement facility	853,562	388,280
Other current liabilities	898,809	395,926
Accrued wages and benefits	1,503,688	1,567,585
Current portion of workers' compensation claims liability	1,031,500	1,101,966
Total Current Liabilities	4,850,961	4,216,034
Workers' compensation claims liability, less current portion	917,497	1,604,735
Total Liabilities	5,768,458	5,820,769
Commitments and contingencies (see Note 10)
Stockholders' Equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,993,672 and 5,052,888 shares issued and outstanding, respectively	4,994	5,053
Additional paid-in capital	56,211,837	56,430,206
Accumulated deficit	(36,621,042)	(38,300,390)
Total Stockholders' Equity	19,595,789	18,134,869
Total Liabilities and Stockholders' Equity	$25,364,247	$23,955,638

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Income

	Fifty-two weeks ended December 29, 2017	Fifty-three weeks ended December 30, 2016 (revised)
Revenue	$98,072,198	$93,259,508
Cost of staffing services	72,641,609	69,580,410
Gross profit	25,430,589	23,679,098
Selling, general and administrative expenses	21,347,681	22,276,476
Depreciation and amortization	386,413	298,300
Income from operations	3,696,495	1,104,322
Interest expense and other financing expense	11,619	25,018
Net income before income taxes	3,684,876	1,079,304
Provision for income taxes	2,005,528	522,751
Net income	$1,679,348	$556,553

Earnings per share:
Basic	$0.33	$0.11
Diluted	$0.33	$0.11

Weighted average shares outstanding:
Basic	5,043,254	5,195,890
Diluted	5,105,006	5,257,955

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common Stock			Accumulated
	Shares	Par Value	APIC	Deficit	Total
Balance at December 25, 2015 (revised)	5,358,774	$5,359	$57,811,247	$(38,856,943)	$18,959,663
Common stock issued for services	12,470	12	9,738	-	9,750
Stock-based compensation	-	-	137,567	-	137,567
Common stock purchased and retired	(318,356)	(318)	(1,528,346)	-	(1,528,664)
Net income for the year (revised)	-	-	-	556,553	556,553
Balance at December 30, 2016 (revised)	5,052,888	5,053	56,430,206	(38,300,390)	18,134,869
Common stock issued for services	9,583	10	49,690	-	49,700
Stock-based compensation	-	-	107,090	-	107,090
Common stock purchased and retired	(68,799)	(69)	(375,149)	-	(375,218)
Net income for the year	-	-	-	1,679,348	1,679,348
Balance at December 29, 2017	4,993,672	$4,994	$56,211,837	$(36,621,042)	$19,595,789

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows

	Fifty-two weeks ended December 29, 2017	Fifty-three weeks ended December 30, 2016 (revised)
Cash flows from operating activities
Net income	$1,679,348	$556,553
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	386,413	298,300
Provision for bad debt	209,805	768,502
Stock-based compensation	156,790	147,168
Deferred tax asset	1,666,043	447,198
Changes in operating assets and liabilities:
Accounts receivable	683,273	(1,553,642)
Prepaid expenses, deposits, and other assets	(106,665)	(337,813)
Prepaid workers' compensation	578,100	10,308
Accounts payable	(198,875)	201,316
Other current liabilities	502,883	(246,130)
Accrued wages and benefits	(63,897)	115,027
Workers' compensation risk pool deposits	12,153	243,993
Checks issued and payable	-	(388,250)
Workers' compensation claims liability	(757,703)	(726,737)
Net cash provided by (used in) operating activities	4,747,668	(464,207)
Cash flows from investing activities
Cash paid for acquisition	-	(1,980,000)
Purchase of property and equipment	(103,665)	(100,609)
Net cash used in investing activities	(103,665)	(2,080,609)
Cash flows from financing activities
Net change in account purchase agreement facility	465,282	(91,336)
Purchase of treasury stock	(375,218)	(1,528,665)
Payment on acquired debt	-	(417,190)
Net cash provided by (used in) financing activities	90,064	(2,037,191)
Net increase (decrease) in cash	4,734,067	(4,582,007)
Cash, beginning of period	3,047,417	7,629,424
Cash, end of period	$7,781,484	$3,047,417
Non-cash investing and financing activities
Contingent obligations (see Note 5)	$-	$220,000
Supplemental disclosure of cash flow information
Interest paid	11,620	25,018
Income taxes paid	522,525	169,684

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a leading provider of on-demand labor in the staffing industry. Our customers are primarily small to mid-sized businesses in the retail, construction, warehousing, industrial/manufacturing, transportation, and hospitality industries. At December 29, 2017 we operated 66 branches in 22 states. Our corporate headquarter is in Lakewood, Colorado.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center, Inc. and our wholly-owned subsidiary, Disaster Recovery Services, Inc., which ceased corporate existence in April 2016. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Fiscal Year End:  Our consolidated financial statements are presented on a 52/53-week fiscal year end basis, with the last day of the fiscal year being the last Friday of each calendar year. In fiscal years consisting of 53 weeks, the final quarter will consist of 14 weeks, while in 52 week years all quarters consist of 13 weeks. Our fiscal year 2017 consisted of 52 weeks, while our fiscal year 2016 consisted of 53 weeks.

Reclassifications:  Certain amounts in the consolidated financial statements for 2016 have been reclassified to conform to the 2017 presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

Revenue Recognition: We generate revenues primarily from providing on-demand labor services. Revenue from services is recognized at the time the service is performed. Revenues are reported net of customer credits and taxes collected from customers that are remitted to taxing authorities.

Revisions:  During the fourth quarter of 2017 and the first quarter of 2018, we identified that immaterial amounts of certain assets were misstated in prior years. As a result, the account purchase agreement was understated by approximately $502,000, the current portion of workers’ compensation deposits were overstated by approximately $298,000, and the deferred tax asset was understated by approximately $71,000. For the year ended December 30, 2016, general and administrative expenses, were under accrued by approximately $502,000 and provision for income tax was over accrued by approximately $299,000.

Pursuant to the guidance of Staff Accounting Bulletin No. 99, Materiality, we concluded that the errors were not material to any of its prior year consolidated financial statements. However, these misstatements would have been material to the 2017 financial statements. The accompanying consolidated statement of operations for the year ended December 30, 2016 includes a cumulative revision relating to these misstatements.

These revisions did not have any material effect on income from operations, net income, cash flows, or non-GAAP reporting metrics nor did they affect the Company’s past compliance with debt covenants. These misstatements had no effect on our cash balances.

The following table compares previously reported balances to revised balances as of December 30, 2016 and for the year ended December 30, 2016.

Balance Sheet Changes	Previously reported 2016	Adjustment	2016 revised
Current portion of workers' compensation deposits	$404,327	$(297,800)	$106,527
Deferred tax asset	2,316,774	70,871	2,387,645
Prepaid expenses, deposits, and other assets	747,392	(113,777)	633,615
Account purchase agreement facility	-	388,280	388,280
Accumulated deficit	(37,571,404)	(728,986)	(38,300,390)
			-
Statement of income changes			-
Selling, general, and administrative expenses	21,774,419	502,057	22,276,476
Provision for income taxes	822,035	(299,284)	522,751
Net income	759,326	(202,773)	556,553
Basic earnings per share	0.15	(0.04)	0.11
Diluted earnings per share	0.14	(0.03)	0.11

Cost of Staffing Services:  Cost of services includes the wages of field team members, related payroll taxes, workers’ compensation expenses, and other direct costs of services. We do not include branch level costs in this calculation such as rent, branch manager salary or other branch level operating expenses.

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Restricted Cash:  We maintain a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly and past due balances are written-off when it is probable that the receivable will not be collected. At December 29, 2017 and December 30, 2016, our allowance for doubtful accounts was approximately $282,000 and $899,000, respectively.

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

Goodwill and Other Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill and other intangible assets are measured for impairment at least annually and whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, assets and liabilities are assigned to the reporting units and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. Identified intangible assets are amortized using the straight-line method over their estimated useful lives which are estimated to be between two and seven years.

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 29, 2017 and December 30, 2016, the carrying values of accounts receivable and accounts payable approximated their fair values due to relatively short maturities.

Income Taxes:  We account for income taxes under the liability method, whereby deferred income tax liabilities or assets at the end of each period are determined using the enacted tax rate expected to be in effect when the taxes are actually paid or recovered. A valuation allowance is recognized on deferred tax assets when it is more likely than not that some or all of these deferred tax assets will not be realized. Our policy is to prescribe a recognition threshold and measurement attribute for the recognition and measurement of a tax position taken or expected to be taken in a tax return.

We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. In the event that we are assessed penalties and/or interest, penalties will be charged to other financing expense and interest will be charged to interest expense.

Earnings per Share:  Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 254,995 and 208,166 shares of common stock at December 29, 2017 and December 30, 2016, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	December 29, 2017	December 30, 2016
Weighted average number of common shares used in basic net income per common share	5,043,254	5,195,890
Dilutive effects of stock options	61,752	62,065
Weighted average number of common shares used in diluted net income per common share	5,105,006	5,257,955

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

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred. During the fiscal years ended December 29, 2017 and December 30, 2016, advertising costs included in selling, general and administrative expenses were approximately $33,000 and $46,000, respectively.

Concentrations:  At December 29, 2017, 11.8% of total accounts receivable was due from a single customer. At December 30, 2016, 20.6% of total accounts payable was due to a single vendor. There were no other concentrations in 2017 or 2016.

Impairment of Long-lived Asset:  We review the carrying values of our long-lived assets, including property, plant and equipment, and intangible assets whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Long-lived assets are carried at historical cost if the projected cash flows from their use will recover their carrying amounts on an undiscounted basis without considering interest. If projected cash flows are less than their carrying value, the long-lived assets are reduced to their estimated fair value. Considerable judgement is required to project such cash flows and, if required, estimate the fair value of the impaired long-lived assets.

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

Recent Accounting Pronouncements:  In May 2014, the Financial Accounting Standards Board (“FASB”) issued revenue recognition guidance under Accounting Standard Update (“ASU”) 2014-09 that will supersede the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services. In July 2015, the FASB deferred the effective date by one year (ASU 2015-14). This ASU is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2017. Early adoption is permitted, but not before the original effective date of December 15, 2016. Since the issuance of the original standard, the FASB has issued several other subsequent updates including the following: 1) clarification of the implementation guidance on principal versus agent considerations (ASU 2016-08); 2) further guidance on identifying performance obligations in a contract as well as clarifications on the licensing implementation guidance (ASU 2016-10); 3) rescission of several Securities and Exchange Commission Staff Announcements that are codified in Topic 605 (ASU 2016-11); and 4) additional guidance and practical expedients in response to identified implementation issues (ASU 2016-12). The new standard will be effective for us beginning December 30, 2017 and we expect to implement the standard with the modified retrospective approach, which recognizes the cumulative effect of application recognized on that date. We established a team made up of members from our accounting and legal departments that reviewed our contracts and evaluated our accounting policies to identify potential differences that would result from applying this standard. We have concluded that the adoption of this standard will not have a material impact on our consolidated results of operations, consolidated financial position, and cash flows, other than expanded disclosure beginning in the first quarter of 2018. We will continue to recognize revenue simultaneously as the performance obligation is satisfied.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) Restricted Cash.” The new guidance requires that the reconciliation of the beginning-of-period and end-of-period amounts shown in the statement of cash flows include restricted cash and restricted cash equivalents. If restricted cash is presented separately from cash and cash equivalents on the balance sheet, companies will be required to reconcile the amounts presented on the statement of cash flows to the amounts on the balance sheet. Companies also need to disclose information about the nature of the restrictions. This guidance is effective for fiscal years beginning after December 15, 2017, and the interim periods within those fiscal years. We adopted this guidance during the first quarter of 2017.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace todays “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended December 29, 2017, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of the assets and accumulated depreciation and amortization at December 29, 2017 and December 30, 2016:

	2017	2016
Leasehold improvements	$354,918	$341,993
Vehicles and machinery	170,941	170,941
Furniture and fixtures	140,356	140,938
Computer hardware and licensed software	601,857	509,576
Accumulated depreciation and amortization	(895,927)	(730,591)
Total property and equipment, net	$372,145	$432,857

Depreciation and amortization expense related to property and equipment totaled approximately $165,000 and $168,000 during the fiscal years ended December 29, 2017 and December 30, 2016, respectively.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

In June 2016, we purchased substantially all of the assets of Hancock. In connection with the acquisition of Hancock, we identified and recognized approximately $1.3 million in goodwill that we added to the remaining carrying amount of $2.5 million from previous acquisitions. In addition, we added approximately $660,000 in acquired intangible assets. For additional information see Note 5 – Acquisition.

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor branches, thus the analysis is conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. No provision has been made for an impairment loss as of December 29, 2017 or December 30, 2016.

Amortization expense related to intangible assets totaled approximately $221,000 and $130,000 during the fiscal years ended December 29, 2017 and December 30, 2016, respectively.

NOTE 4 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed an account purchase agreement with our lender, Wells Fargo Bank, N.A, which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million on December 29, 2017 and December 30, 2016. When the receivable is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, we owed approximately $854,000 and $388,000 at December 29, 2017 and December 30, 2016, respectively. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At December 29, 2017 the effective interest rate was 4.06%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At December 29, 2017 and December 30, 2016 we were in compliance with this covenant.

As of December 29, 2017, we have a letter of credit with Wells Fargo for approximately $6.0 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 6 – Workers’ Compensation Insurance and Reserves.

NOTE 5 – ACQUISITION

In June 2016, we purchased substantially all the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing (“Hancock”) from branches located in Little Rock, Arkansas and Oklahoma City, Oklahoma.

We acquired all of the assets used in connection with the operation of these two staffing branches. In addition, we assumed liabilities for future payments due under the leases for the two branches, amounts owed on motor vehicles acquired, and the amount due on their receivables factoring line.

The aggregate consideration paid for Hancock was approximately $2.6 million, allocated as follows: (i) cash of $2.0 million; (ii) an unsecured one-year holdback obligation of $220,000; and (iii) assumed liabilities of approximately $417,000. The holdback obligation was fully released in February 2018.

In connection with the acquisition of Hancock, we identified and recognized intangible assets of approximately $660,000 representing customer relationships and employment agreements/non-compete agreements. The customer relationships are being amortized on a straight-line basis over their estimated life of four years and the non-compete agreements are being amortized over their two-year terms. Amortization expense related to these intangible assets totaled approximately $221,000 and $130,000 during the fiscal years ended December 29, 2017 and December 30, 2016, respectively. At December 29, 2017, this net intangible asset balance was approximately $308,000. We will recognize amortization expense of approximately $155,000 in our fiscal year 2018, approximately $108,000 in our fiscal year 2019, and approximately $45,000 in our fiscal year 2020.

The following table summarizes the fair values of the assets acquired and liabilities assumed and recorded at the date of acquisition:

Assets:
Current assets	$587,833
Fixed assets	92,220
Intangible assets	659,564
Goodwill	1,277,568
$2,617,185
Liabilities:
Current liabilities	$417,185
Net purchase price	$2,200,000

The following unaudited pro forma consolidated statements of income (in thousands) line items summarize amounts as if Hancock had been acquired at the beginning of 2016:

2016
Revenue	$97,060

Net income before income tax	1,847
Income tax	(922)
Net income	$925

Revenue from the date of the acquisition through December 30, 2016 was approximately $4.5 million and has been included in the consolidated statements of income.

NOTE 6 – WORKERS’ COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company (“ACE”) in all states in which we operate other than Washington and North Dakota. The ACE policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this large deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $6.0 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within the particular state. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

From April 2012 to March 2014, our workers’ compensation coverage was obtained through Dallas National Insurance in all states in which we operate, other than Washington and North Dakota. During this time period, Dallas National changed its corporate name to Freestone Insurance Company (“Freestone”). The Freestone coverage was a large deductible policy where we have primary responsibility for claims under the policy. Freestone provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Freestone, we made payments of $1.8 million as a non-depleting deposit as collateral for our self-insured claims. See Note 10 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone.

From April 2011 to March 2012, our workers’ compensation coverage was obtained through Zurich American Insurance Company (“Zurich”) in all states in which we operate, other than Washington and North Dakota. The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, our workers’ compensation carrier was AMS Staff Leasing II (“AMS”) in all states in which we operate, Washington and North Dakota. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS policies, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain two deposits, one in the amount of $500,000 and one in the amount of $215,000. At December 29, 2017 and December 30, 2016, our deposits with AMS were approximately $483,000 and $215,000, respectively.

Prior to AMS, our workers’ compensation carrier was American International Group, Inc. (“AIG”) in all states in which we operate, other than Washington and North Dakota. The AIG coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AIG policies, we made payments into a risk pool fund to cover claims within our self-insured layer. At December 29, 2017 and December 30, 2016, our risk pool deposit with AIG was approximately $100,000.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At December 29, 2017, we had cash collateral deposits of approximately $301,000, of which approximately $100,000 is included in current assets. With the addition of the $6.0 million letter of credit, our cash and non-cash collateral totaled approximately $6.3 million at December 29, 2017.

Workers’ compensation expense for field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state government administered programs. Workers’ compensation expense for our temporary workers totaled approximately $3.7 million and $3.5 million for the fiscal years ended December 29, 2017 and December 30, 2016, respectively.

The following reflects the changes in our workers’ compensation deposits and our workers’ compensation claims liability during the fiscal years ended December 29, 2017 and December 30, 2016:

Workers’ Compensation Deposits	2017	2016
Workers’ compensation deposits available at the beginning of the period	$313,340	$307,333
Additional workers’ compensation deposits made during the period	-	9,105
Deposits applied to payment of claims during the period	(12,153)	(3,098)
Deposits available for future claims at the end of the period	$301,187	$313,340

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$2,706,701	$3,433,438
Claims paid during the period	(2,246,367)	(2,197,128)
Additional future claims liabilities recorded during the period	1,488,663	1,470,391
Estimated future claims liabilities at the end of the period	$1,948,997	$2,706,701

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

NOTE 7 – STOCKHOLDERS’ EQUITY

Reverse stock split: In December 2017, we filed an amendment to our Articles of Incorporation and effected a 1-for-12 reverse stock split of our common and preferred stock, effective as of the close of business on December 7, 2017, whereby 60,615,549 shares of our common stock were exchanged for 5,051,542 newly issued shares. Under the terms of the reverse stock split, fractional shares combined to total 213 common shares issuable to stockholders were cashed out, resulting in a reverse split slightly more than 1-for-12 in the aggregate. All stock prices, per share amounts, and number of shares in the consolidated financial statements and related notes have been retroactively adjusted to reflect the reverse stock split, resulting in the transfer of approximately $56,000 from common stock to additional paid in capital at December 29, 2017 and December 30, 2016.

Issuance of Common Stock: We issued 9,583 shares of common stock valued at $49,700 for services in 2017.

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously announced plan, which was put in place in April 2015. During 2017 we repurchased 68,586 shares of our common stock at an aggregate price of approximately $374,000, resulting in an average price of $5.45 per share. During 2016 we purchased 318,356 shares of our common stock at an aggregate price of approximately $1.5 million, resulting in an average price of $4.85 per share. These shares were then retired. We have approximately $4.6 million remaining under the plan. The table below summarizes our common stock purchased during 2017.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
August 26, 2017 to September 29, 2017	11,175	$4.92	523,661	$4,945,023
September 30, 2017 to October 27, 2017	22,625	5.30	546,286	4,825,220
October 28, 2017 to November 24, 2017	22,634	5.65	568,920	4,697,427
November 25, 2017 to December 29, 2017	12,152	5.88	581,072	4,625,981
Total	68,586

NOTE 8 – STOCK-BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 stock options, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. On November 17, 2016, our Stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which the Compensation Committee is authorized to issue awards for up 500,000 shares over the 10-year life of the plan. Pursuant to awards under these plans, there were 191,456 and 155,040 options vested at December 29, 2017 and December 30, 2016, respectively.

During 2017, we granted 74,997 stock options to officers and an employee of the Company. The options were granted with an exercise price of the fair market on the date of grant, ten year life and vesting over three years from the date of grant. During 2016 we granted 8,750 stock options to an officer of the Company. The options were granted with an exercise price of the fair market on the date of grant, seven year life and vesting over four years from the date of grant.

	Number of shares under options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding December 25, 2015	302,790	$ 5.40	$3.31
Granted	8,750	5.88	3.84
Forfeited	(78,374)	7.15	1.15
Expired	(25,000)	2.68	1.19
Outstanding December 30, 2016	208,166	4.40	2.87
Granted	74,997	5.13	2.65
Forfeited	(834)	8.04	4.53
Expired	(27,334)	5.32	3.96
Outstanding December 29, 2017	254,995	4.49	6.48

The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model and expensed over the vesting period. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Currently we do not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

	2017	2016
Expected term (years)	5.8	5.5
Expected volatility	61.5%	41.3%
Dividend yield	-	-
Risk-free rate	1.1%	1.5%

Share-based compensation expense relating to the issuance of stock options and stock grants totaled approximately $157,000 and $147,000 during the fiscal years ended December 29, 2017 and December 30, 2016, respectively.

The following table reflects a summary of our non-vested stock options outstanding at December 25, 2015 and changes during the fiscal years ended December 29, 2017 and December 30, 2016:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 25, 2015	163,490	$5.86	$3.43
Granted	8,750	5.88	3.84
Vested	(61,823)	4.79	3.03
Forfeited	(57,291)	8.24	4.33
Non-vested, December 30, 2016	53,126	4.81	2.98
Granted	74,997	4.49	5.68
Vested	(63,750)	5.47	2.86
Forfeited	(834)	8.04	4.53
Non-vested, December 29, 2017	63,539	5.47	2.86

As of December 29, 2017, there was unrecognized share-based compensation expense totaling approximately $142,000 relating to non-vested options that will be recognized over the next 2.75 years.

The following summarizes information about the stock options outstanding at December 29, 2017:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	254,995	$4.49	6.23	$826,756
Exercisable	191,456	4.17	5.29	451,874

Outstanding options			Vested options
Range of exercise prices	Number of shares outstanding	Weighted average contractual life	Number of shares exercisable	Weighted average contractual life
$2.40 - 4.80	158,332	6.1	133,333	5.4
$4.81 - 8.76	96,663	6.4	58,123	5.0

Employee Stock Issuance: During 2014 we granted 65,416 shares of restricted common stock to employees. These shares vested one year from the date of grant if the grantee was still employed by us. Of these shares, a total of 47,208 vested and were issued to employees and the remaining 18,208 shares were forfeited.

Employee Stock Purchase Plan:  We approved an employee stock purchase plan in 2008 permitting the grant of 83,333 shares of common stock to employees. No shares have been issued pursuant to this plan.

NOTE 9 – INCOME TAX

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act makes broad and complex changes to the U.S. tax code that will affect our fiscal year ended December 29, 2017, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%; (2) eliminating the corporate alternative minimum tax (AMT) and changing how existing AMT credits can be realized; (3) creating the base erosion anti-abuse tax (BEAT), a new minimum tax; (4) creating a new limitation on deductible interest expense; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) bonus depreciation that will allow for full expensing of qualified property; and (7) imposing limitations on the deductibility of certain executive compensation. In connection with our initial analysis of the impact of the Tax Act, we recorded an additional tax expense of approximately $349,000 in the fourth quarter of 2017. This expense is primarily due to remeasurement of our net deferred tax assets at the enacted rate of 21% compared to the previous rate of 34%.

The provision for deferred income taxes is comprised of the following:

	2017	2016
Current:
Federal	$126,487	$15,337
State	212,995	60,217
Deferred:
Federal	1,586,296	457,510
State	79,750	(10,313)
Provision for income taxes	$2,005,528	$522,751

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	2017	2016
Deferred tax assets and liabilities:
Net operating loss	$-	$173,976
Accrued vacation	49,030	50,923
Workers' compensation claims liability	481,299	1,015,630
Depreciation and amortization	42,227	43,632
Bad debt reserve	69,622	337,543
Stock compensation (restricted stock)	-	56,758
Deferred rent	21,235	32,320
Charitable contributions	-	6,379
AMT credit	-	310,519
Other	58,189	359,965
Total deferred tax asset	$721,602	$2,387,645

Our charitable contribution carryover will expire in the years 2017 through 2018.

Management estimates that our combined federal and state tax rates was approximately 25.4% for 2017, net of federal benefit on state income taxes. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	2017		2016
Income tax expense based on statutory rate	$1,252,858	34.0%	$366,963	34.0%
Permanent differences	46,939	1.3%	104,259	4.0%
State income taxes expense, net of federal taxes	220,326	6.0%	46,505	9.7%
Remeasurement of net deferred tax assets at 21%	349,240	9.5%	-	0.0%
Other	136,165	3.7%	5,024	0.7%
Total taxes on income	$2,205,528	57.7%	$522,751	48.4%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We include interest and penalties as interest expense on the consolidated financial statements.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Freestone Insurance Company Liquidation: From April 2012, through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, who changed its corporate name to Freestone Insurance Company. Under the terms of the policies we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount.

From July 2008 until April 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through a master policy with Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage through AMS Staff Leasing II.

In April 2014, the Insurance Commissioner of the State of Delaware placed Freestone in receivership due to concerns about its financial condition. In August 2014, the receivership was converted to a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. If it is ultimately determined that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

During the second quarter of 2015 and the first quarter of 2016 we recorded reserves of $250,000 for a total reserve of $500,000 on the $2.3 million deposit balance. The current net deposit of $1.8 million is recorded as workers’ compensation risk pool deposit in receivership. Management believes that it is probable that the Company will incur some loss on this asset and the range of loss on this matter could be as high as $1.8 million. The amount of the loss will be determined by the Chancery Court’s application of certain legal and equitable doctrines which cannot, at this time, be predicted with any accuracy. In addition, the receivership in the State of Delaware is an equitable proceeding with tends to focus on what the judge overseeing the preceding considers to be a fair result. Management reviews these deposits at each balance sheet date. At December 29, 2017, management believes a loss is probable, but no additional reserve was recognized because the amount of loss cannot be reasonably estimated.

In July 2016, the Receiver filed the First Accounting for the period April 28, 2014 through December 31, 2015, with the Delaware Court of Chancery. The First Accounting does not clarify the issues with respect to the collateral claims, priorities and return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.7 million as of December 31, 2015.

In late May 2017, the Receiver filed a petition with the court, proposing a plan as to how the Receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the Receiver acknowledged receiving only $500,000 of our collateral. Of the $500,000 acknowledged, the Receiver proposed to return only approximately $6,000 to us. There was no comment or information provided in the petition regarding the additional $1.8 million in collateral that we provided to Freestone via its agent, High Point Risk Services, for which Freestone previously confirmed receipt in a letter to us in January 2014. Furthermore, the Receiver proposed similar severe reductions to the other collateral depositors. Although the Receiver acknowledged holding $87.7 million in cash and cash equivalents as of December 31, 2015, the Receiver proposed to pay only approximately $1.1 million in total for return of collateral, to be divided among all collateral depositors in differing proportions.

Our initial assessment of the Receiver’s petition was that the plan proposed by the Receiver is incomplete, factually incorrect and legally unsupportable. In response to additional information provided to and sought from the Receiver by us and by others, the Receiver has withdrawn the May 2017 petition, acknowledging possible inaccuracies. At the present time, it is unknown when the Receiver will refile a petition regarding collateral, nor is it known if the Receiver is likely to take a similar or different approach in a new petition. If this or another similar proposal was to be put forth by the Receiver and accepted by the Chancery Court, we would suffer a loss of up to 99% of our deposit.

Recently, with additional documentation received directly from High Point Risk Services, we have reconfirmed that High Point transferred at least $1.8 million of our collateral to Freestone.

Because we are still in the very early stages of this adversarial litigation, we are unable provide an estimate as to when the court may ultimately rule on the collateral issues. Presently, we anticipate that it will take several months for the Receiver to rewrite its collateral proposal and file a new petition with the court. We are similarly unable to provide a projection as to how the court may eventually rule or what amount of collateral we may finally receive. If the court were to ultimately award to us an amount significantly less than the full amount of our paid-in collateral, that result would have a material adverse effect on our financial condition.

Operating leases:  We presently lease office space for our corporate headquarters in Lakewood, Colorado. We own all of the office furniture and equipment used in our corporate headquarters. We also lease the facilities for all of our branch locations. All of these facilities are leased at market rates that vary in amount depending on location. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions. Most of our branch leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Below are the minimum lease obligations as of December 29, 2017:

Year	Obligation
2018	$1,006,852
2019	707,115
2020	433,866
2021	94,139
2022	31,824
Thereafter	-
Total	$2,273,796

Lease expense totaled approximately $1.5 million and $1.4 million for the fiscal years ended December 29, 2017 and December 30, 2016, respectively.

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 29, 2017. Legal costs related to contingencies are expensed as incurred.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 17, 2017, we dismissed PMB Helin Donovan LLP as our independent registered public accounting firm, effective April 17, 2017. Effective April 17, 2017, we appointed EKS&H LLLP based in Denver, Colorado as our new independent registered public accounting firm. The dismissal of PMB Helin Donovan and the appointment of EKS&H was approved by our Audit Committee on April 17, 2017.

PMB Helin Donovan LLP’s reports on our consolidated financial statements as of and for the fiscal years ended December 30, 2016 and December 25, 2015 did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During our two most recent fiscal years ended December 30, 2016 and December 25, 2015 and through April 17, 2017, we have not had any disagreement with PMB Helin Donovan LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to PMB Helin Donovan LLP’s satisfaction, would have caused PMB Helin Donovan LLP to make reference to the subject matter of the disagreement in their reports on our consolidated financial statements. In addition, during our two most recent fiscal years ended December 30, 2016 and December 25, 2015 and through April 17, 2017, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We have not consulted EKS&H LLLP on any matter relating to either (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) for the fiscal years ended December 30, 2016 and December 25, 2015.

We provided PMB Helin Donovan LLP and EKS&H LLLP each with a copy of this disclosure prior to its filing with the Securities and Exchange Commission, and requested that PMB Helin Donovan LLP and EKS&H LLLP review this disclosure for accuracy and completeness.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO") evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 29, 2017, our disclosure controls and procedures were effective.

(b) Management's report on internal control over financial reporting. Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 29, 2017.

(c) Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting during our most recently completed quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The names and ages and positions of our directors and executive officers are listed below along with their business experience during the past five years. The business address of all executive officers of the Company is 3609 S. Wadsworth Blvd., Suite 250, Lakewood Colorado 80235. All of these individuals are citizens of the United States. Our Board of Directors currently consists of five directors. Directors are elected at the annual meeting of stockholders to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Executive officers are appointed by the Board. No family relationships exist among any of our directors or executive officers.

Frederick Sandford	Chief Executive Officer, President, and Director (until April 1, 2018)
Cory Smith	Chief Financial Officer
Ronald L. Junck	Executive Vice President, Secretary, and General Counsel
John Schneller	Director
JD Smith	Director
R. Rimmy Malhotra	Director
Steven Bathgate	Director
Steven P. Oman	Director
Richard M. Finlay	Director (until January 22, 2018)
John D. Stewart	Director (until January 16, 2018)

Frederick J. Sandford, age 57, was appointed as our President and Chief Executive Officer on February 22, 2013, and was first elected as a director at the Company’s 2013 stockholders meeting. Mr. Sandford has over 30 years of leadership experience as CEO, President, or General Manager, guiding businesses in various stages, including startups, turnarounds and wind downs. He has led companies in diverse industries, including technology, industrial fabrication, security services, waste management and retail. Prior to joining our company, he served as an independent consultant to Silicon Valley venture capitalists. From 2003-2005, he led the restructuring of The Environmental Trust, a land mitigation organization with 80 holdings, resulting in significant asset protection. Mr. Sandford was awarded a full fellowship and earned his MBA from Cornell University while serving as the CEO of Student Agencies, America’s oldest student-run company. He earned a BA in Psychology from the University of Massachusetts at Amherst. He is a former U.S. Navy SEAL.

Cory Smith, age 42, was appointed as our Chief Financial Officer on July 31, 2017. Mr. Smith was previously employed by Command Center from 2010 through 2015, serving as our Controller during the final two years of his tenure.  Before rejoining Command Center, he was employed by Southeast Staffing beginning in 2015, where he served as the Vice President of Finance. From 2005 to 2010, Mr. Smith worked as a Certified Public Accountant, primarily performing attestation work. Mr. Smith graduated cum laude from Lewis-Clark State College with a Bachelor of Science in Business Administration.

Ronald L. Junck, age 70, has been our Executive Vice President and General Counsel since November 2006. From November 2006 until May 2017, he also served as our Secretary. From 1974 until 1998, Mr. Junck practiced law in Phoenix, Arizona, specializing in business law and commercial transactions, representing a wide variety of business organizations in their corporate and business affairs, as well as in court. He has lectured extensively at colleges and universities on various aspects of business law. From 1998 through 2001, Mr. Junck served as Executive Vice President and General Counsel of Labor Ready, Inc., and for several years served as a director of that company. In 2001, Mr. Junck returned to the private practice of law. Mr. Junck served as a member of our Board of Directors from November 2005 until November 2007. Mr. Junck received a Bachelor of Science in Mechanical Engineering from the University of Illinois in 1971 and a Juris Doctorate from Valparaiso University in 1974. He is admitted to practice before all of the state and federal courts in the State of Arizona, the United States Court of Appeals for the Ninth Circuit and the U.S. Court of Federal Claims.

John Schneller, age 52, was appointed to our Board of Directors on June 23, 2008. Mr. Schneller is a partner at the investment banking firm of Scura Paley & Company LLC. Prior to joining Scura Paley Mr. Schneller was the Chief Financial Officer of iMedicor, Inc., an enterprise healthcare software company. Prior to iMedicor Mr. Schneller served from 2002 to 2007 as an investment analyst at Knott Partners, a multi-billion dollar, value-based, New York hedge fund. Mr. Schneller's area of expertise was analysis and investing in micro-to-mid-cap securities with emphasis in the fields of intellectual property, technology, content distribution, nanotechnology, healthcare, non-bank financials, business services, insurance companies, packaging and retail. Mr. Schneller received his Bachelor of Arts in History from the University of Massachusetts at Amherst, MA, a Master's in Public Administration from Suffolk University in Boston and a Master's in Business Administration from the Johnson Graduate School of Management at Cornell University in Ithaca, NY.

JD Smith, age 47, has been a member of our Board of Directors since December 10, 2012. Mr. Smith has worked in real estate investment, construction and development since 1982. Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of real estate and investment and development businesses. He also serves on the Board of Directors of iMedicor, Inc., a publicly-held New York based company and provider of comprehensive healthcare communications solutions. From 2008 until 2012 he was Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona. From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc., and JD Smith Development, LLC. In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license. In 1993 he graduated from Arizona State University with a Bachelor’s of Science degree in Real Estate.

R. Rimmy Malhotra, age 42, was appointed to our Board of Directors on April 6, 2016. From 2013 to the present, Mr. Malhotra has served as the Managing Member and Portfolio Manager for the Nicoya Fund LP, a private investment partnership. Previously, from 2008 to 2013 he served as portfolio manager of the Gratio Values Fund, a mutual fund registered under the Investment Act of 1940. Prior to this, he was an Investment Analyst at a New York based hedge fund. He earned an MBA in Finance from The Wharton School and a Master’s degree in International Relations from the University of Pennsylvania where he was a Lauder Fellow. Mr. Malhotra holds undergraduate degrees in Computer Science and Economics from Johns Hopkins University.

Steven Bathgate, age 63, has over 35 years of security industry experience, particularly with microcap companies. He was appointed to our Board of Directors in 2016. In 1995 he founded GVC Capital LLC and he is the Senior Managing Partner of that firm. GVC Capital is an investment banking firm located in Denver, Colorado, focusing primarily on providing comprehensive investment banking services to undervalued microcap companies. Prior to founding GVC Capital, Mr. Bathgate was CEO of securities firm Cohig & Associates in Denver from 1985 to 1995 and was previously Managing Partner, Equity Trading, at Wall Street West. He currently is also a director for Global Healthcare REIT and Bluebook International, Inc. Mr. Bathgate received a Bachelor of Science in Finance from the University of Colorado, Leeds School of Business.

Steven P. Oman, age 69, is currently a partner in the law firm Provident Law, PLLC, located in Scottsdale, Arizona, and has held this position since June of 2015. Mr. Oman has been a practicing attorney for over 40 years, primarily in areas of business, real estate and estate planning. Prior to his work at Provident Law, he was a sole practitioner for many years in Scottsdale, Arizona, for the Law Office of Steven P. Oman. Since December 15, 2016, Mr. Oman has also served as a director, president and CEO of Alanco Technologies, Inc., a publicly-held company that provided various services and products over the years, including satellite-based technology, but which most recently focused on water disposal facilities receiving and disposing of produced water generated from oil and natural gas production. Mr. Oman received his Bachelor of Mechanical Engineering degree in 1970 from the University of Minnesota, Institute of Technology, and his J.D. from William Mitchell College of Law, St. Paul, Minnesota in 1975. Mr. Oman is a member of the State Bar of Arizona and the Maricopa County Bar Association.

Richard Finlay, age 57, was a member of our Board of Directors from July 9, 2015 to January 22, 2018. Mr. Finlay is currently Chief Financial Officer at BNBuilders, Inc. (BNB), a construction company focused on life science, biotech, lab research, health care, education and commercial markets with offices in Seattle and San Diego. Prior to joining BNB, Mr. Finlay spent 4 years in non-profit leadership as CFO at Eastside Catholic School and in Guatemala for Ecofiltro, a social enterprise manufacturing and distributing water filters. Prior to his work in Central America, Mr. Finlay served in senior leadership positions (either CEO or CFO) with a veterinary hospital group, a boat manufacturer, a fitness / nutrition focused company and an innovative early stage health care company. Additional experience includes more than 15 years’ experience in business development, finance and accounting with a Fortune 500 company as well as small and mid-size regional companies. He is a 1984 graduate of the University of Washington earning a Bachelor of Arts in Business Administration.

John Stewart, age 61, was a member of our Board of Directors from November 2013 to January 16, 2018, and served as Chairman from December 2014 to January 2018. Mr. Stewart graduated summa cum laude from the University of North Dakota with a Bachelor's of Science in Business Administration. He currently serves as Senior Advisor at Ritaway Investment Group. Also, he has been the President of Glacial Holdings, Inc. and Glacial Holdings LLC, private multi-family residential and commercial real estate holding companies, and of Glacial Holdings Property Management, Inc., a private property management company since 1992. Through a number of private entities, Mr. Stewart is an investor in various business enterprises. During the past nine years, he has served as the chair of the Advisory Board of the Bank of North Dakota, a director of Corridor Investors, LLC, the Minot Family YMCA and Kalix, and as a trustee of the Oppen Family Guidance Institute. Mr. Stewart was employed as a Certified Public Accountant by the accounting firms of Arthur Andersen & Co. (from 1978 to 1980) and Brady, Martz & Associates P.C. (from 1980 to 1997). Mr. Stewart has been a member of the Board of Trustees of Investors Real Estate Trust (NYSE – IRET) since 2004.

Corporate Governance Policies and Code of Ethics

We have adopted a Standard of Ethics and Business Conduct, Corporate Governance Guidelines, and a Policy on Roles and Responsibilities of the Chairman of the Board. Those policies are available on our website at www.commandonline.com and in print to any stockholder upon request at no charge. Requests should be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235.

The Standards of Ethics and Business Conduct is applicable to all directors, officers and employees of Command Center. To date, there have been no waivers under our Standards of Ethics and Business Conduct. We intend to disclose future amendments to, or waivers from, our Standards of Ethics and Business Conduct on our website within four business days following the date of such amendment or waiver.

Committees of the Board of Directors

Our Board of Directors established three standing committees and a special committee to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee and the Nominating and Governance Committee, and the Strategic Alternatives Committee. The composition and function of each of our committees complies with the rules of the SEC that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee. Charters for these committees are available on our website at www.commandonline.com. The charter of each committee is also available in print to any stockholder upon request at no charge. The table below shows current membership for each of the standing Board committees and the special Board committee.

Audit Committee	Compensation Committee	Nominating and Governance Committee	Strategic Alternatives Committee
R. Rimmy Malhotra (Chair)	John Schneller (Chair)	JD Smith (Chair)	R. Rimmy Malhotra (Chair)
JD Smith	JD Smith	Steven Bathgate	John Schneller
Steven Bathgate	R. Rimmy Malhotra	R. Rimmy Malhotra	JD Smith
Steven P. Oman			Steven Bathgate

Audit Committee:  R. Rimmy Malhotra (Chairman), JD Smith, Steven Bathgate, and Steven P. Oman currently serve on the Audit Committee. During 2017, John Stewart served as the Chairman and Mr. Finlay served as a member of the Audit Committee. The Audit Committee held four meetings in 2017 and reviewed our quarterly filings and our annual filing and audit. Additional discussions among committee members outside of meetings were held to discuss the audit process and the preparation and review the consolidated financial statements.

Our Board of Directors has determined that R. Rimmy Malhotra qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the Nasdaq Capital Market. Our Board of Directors has determined that John Stewart qualified as an “audit committee financial expert" in 2017. All the members of the Audit Committee are financially literate pursuant to the Nasdaq Listing Rules. Each of the members of the Audit Committee met and meets the independence standards for independent directors under the Nasdaq Listing Rules.

The Audit Committee’s responsibilities include:

a)
appointing, determining funding for, evaluating, and replacing of, and assessing the independence of our independent registered public accounting firm;
b)
reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures;
c)
pre-approving auditing and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;
d)
coordinating the oversight and reviewing the adequacy of our internal controls over financial reporting;
e)
establishing policies and procedures for the receipt and retention of accounting related complaints and concerns;
f)
preparing the audit committee report required by Securities and Exchange Commission rules to be included in our annual proxy statement; and
g)
monitoring compliance with our Code of Ethics

Compensation Committee:  John Schneller (Chairman), JD Smith, and R. Rimmy Malhotra currently serve on the Compensation Committee. The Compensation Committee met on six occasions in 2017. The Compensation Committee is comprised of three non-employee directors. The non-employee directors have been determined by the Board to be independent pursuant to Rule 10A-3 of the Exchange Act and the Nasdaq Listing Rules.

The Compensation Committee oversees our executive compensation program, establishes our compensation philosophy and policies, and administers our compensation plans.  The Compensation Committee generally reviews the compensation programs applicable to executive officers on an annual basis.  In setting compensation levels for a particular executive, the Committee takes into consideration the proposed compensation package as a whole and each element individually, as well as the executive's past and expected future contributions to our business.

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibilities. No such advisors are currently engaged. The Compensation Committee did not use an advisor to assist it in determining executive compensation for our 2017 fiscal year.  Executive management of the Company is actively involved in determining appropriate compensation and making recommendations to the Compensation Committee for its consideration.

Nominating and Governance Committee:  JD Smith (Chairman), Steven Bathgate, and R. Rimmy Malhotra currently serve on the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met on three occasions in 2017. Each of the members of the Nominating and Governance Committee meets the independence standards for independent directors under the Nasdaq Listing Rules.

The Nominating and Governance Committee Charter grants such Committee the authority to determine the skills and qualifications required of directors and to develop criteria to be considered in selecting potential candidates for Board membership. Neither the Committee nor the Board has established any minimum qualifications for nominees, but the Board does consider the composition of the Board as a whole, the requisite characteristics (including independence, diversity, experience in industry, finance, administration and operations) of each candidate, and the skills and expertise of its current members, while taking into account the overall operating efficiency of the Board and its committees.

The Nominating and Governance Committee’s responsibilities include, but are not limited to:

a)
developing and recommending to the Board criteria for Board and committee membership;
b)
establishing procedures for identifying and evaluating director candidates including nominees recommended by shareholders;
c)
identifying individuals qualified to become Board members;
d)
recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and
e)
overseeing the evaluation of the effectiveness of the organization of the Board, including its committees, and the Board’s performance.

Special Committee: In February 2017, our Board established the Strategic Alternatives Committee as a special committee and appointed R. Rimmy Malhotra (Chairman), John Schneller, JD Smith, and Steven Bathgate to serve on the Committee. The Committee is empowered to identify and evaluate strategic opportunities available to the Company. The Committee has engaged the services of an investment banking firm to assist the Committee in fulfilling this assignment. Each of the members of the Strategic Alternatives Committee meets the independence standards for independent directors under the Nasdaq Listing Rules.

Director Nominations

The Board of Directors nominates directors for election at each annual meeting of stockholders and appoints new directors to fill vacancies when they arise. The Nominating and Governance Committee has the responsibility to identify, evaluate, recruit and recommend qualified candidates to the Board of Directors for nomination or election.

One of the Board of Directors’ objectives in evaluating director nominations is to ensure that its membership is composed of experienced and dedicated individuals with a diversity of backgrounds, perspectives and skills. The Nominating and Governance Committee will select nominees for director based on their character, judgment, diversity of experience, business acumen, and ability to act on behalf of all stockholders. We do not have a formal diversity policy, however, the Nominating and Governance Committee endeavors to have a Board representing diverse viewpoints as well as diverse expertise at policy-making levels in many areas, including business, accounting and finance, marketing and sales, legal, government affairs, regulatory affairs, business development, technology and in other areas that are relevant to our activities.

The Nominating and Governance Committee believes that nominees for director should have experience, such as those mentioned above, that may be useful to the Company and the Board of Directors, high personal and professional ethics and the willingness and ability to devote sufficient time to carry out effectively their duties as directors. The Nominating and Governance Committee believes it is appropriate for at least one, and, preferably, multiple, members of the Board of Directors to meet the criteria for an “audit committee financial expert” as defined by rules of the SEC, and for a majority of the members of the Board of Directors to meet the definition of “independent director” as defined by the Nasdaq Listing Rules. The Nominating and Governance Committee also believes it is appropriate for key members of our management to participate as members of the Board of Directors. Prior to each annual meeting of stockholders, the Nominating and Governance Committee identifies nominees first by evaluating the current directors whose term will expire at the annual meeting and who are willing to continue in service. These candidates are evaluated based on the criteria described above, including as demonstrated by the candidate’s prior service as a director, and the needs of the Board of Directors with respect to the particular talents and experience of its directors. In the event that a director does not wish to continue in service, the Nominating and Governance Committee determines not to re-nominate the director, a vacancy is created on the Board of Directors as a result of a resignation, an increase in the size of the Board or other event, the Committee will consider various candidates for Board membership, including those suggested by the Committee members, by other Board members, by any executive search firm engaged by the Committee or by stockholders.

On September 5, 2017, our Board of Directors approved and adopted an amendment, effective as of such date, to our amended and restated bylaws. The amendment added Article 3.8, which is an advance notice provision for director nominations and stockholder proposals. A stockholder who wishes to suggest a prospective nominee for the Board of Directors should notify Command Center’s Secretary in writing and include any supporting material the stockholder considers appropriate. Information to be in the notice includes (i) the name, age, business address and residence address for the nominee, (ii) the principal occupation or employment of each such nominee, (iii) the number of shares of capital stock of the corporation which are owned of record and beneficially by each such nominee (if any), (iv), such other information concerning each such nominee as would be required to be disclosed in a proxy statement soliciting proxies for the election of such nominee as a director in an election contest (even if an election contest is not involved) or that is otherwise required to be disclosed, under Section 14(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated thereunder, (v) the consent of the nominee to being named in the proxy statement as a nominee and to serve as a director if elected, and (vi) as to the Proposing Stockholder: (A) the name and address of the Proposing Stockholder as they appear on the corporation’s books and of the beneficial owner, if any, on whose behalf the nomination is being made, (B) the class and number of shares of the corporation which are owned by the Proposing Stockholder (beneficially and of record) and owned by the beneficial owner, if any, on whose behalf the nomination is being made, as of the date of the Proposing Stockholder’s notice, and a representation that the Proposing Stockholder will notify the Corporation in writing of the class and number of such shares owned of record and beneficially as of the record date for the meeting promptly following the later of the record date or the date notice of the record date is first publicly disclosed, (C) a description of any agreement, arrangement or understanding with respect to such nomination between or among the Proposing Stockholder and any of its affiliates or associates, and any others (including their names) acting in concert with any of the foregoing, and a representation that the Proposing Stockholder will notify the corporation in writing of any such agreement, arrangement or understanding in effect as of the record date for the meeting promptly following the later of the record date or the date notice of the record date is first publicly disclosed, (D) a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the Proposing Stockholder’s notice by, or on behalf of, the Proposing Stockholder or any of its affiliates or associates, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of the Proposing Stockholder or any of its affiliates or associates with respect to shares of stock of the corporation, and a representation that the Proposing Stockholder will notify the Corporation in writing of any such agreement, arrangement or understanding in effect as of the record date for the meeting promptly following the later of the record date or the date notice of the record date is first publicly disclosed, (E) a representation that the Proposing Stockholder is a holder of record of shares of the corporation entitled to vote at the meeting and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice, and (F) a representation whether the Proposing Stockholder intends to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the corporation’s outstanding capital stock required to approve the nomination and/or otherwise to solicit proxies from stockholders in support of the nomination. Submission of a prospective nominee must comply with the requirements set forth in the Company's Bylaws.

Stockholder nominations must be made in accordance with the procedures outlined in, and must include the information required by, our Bylaws and must be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235. Stockholders can obtain a copy of our Bylaws by writing to the Secretary at this address.

Stockholder Communications with the Board of Directors

If a stockholder wishes to communicate with the Board of Directors, he or she may send any communication in writing to: Secretary, Command Center, Inc., 3609 S. Wadsworth, Suite 250, Lakewood, CO 80235. The stockholder should include his or her name and address in the written communication and indicate whether he or she is a stockholder of Command Center. The Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the appropriate director or directors or Committee of the Board of Directors based on the subject matter.

Director Compensation

The following table summarizes the cash, equity awards, and all other compensation earned by each of our non-employee directors during the fiscal year ended December 29, 2017. Directors who are also officers are included in the Summary Executive Compensation Table below.

Name	Fees earned or paid in cash	Share awards (1)	Option awards (2)	All other	Total
JD Smith	$32,500	$8,000	$-	$-	$40,500
John Schneller	32,500	8,000	-	-	40,500
R. Rimmy Malhotra	31,000	8,000	-	-	39,000
Steven Bathgate	27,500	8,000	-	-	35,500
John Stewart (3)	41,500	8,000	-	-	49,500
Richard Finlay (4)	28,500	8,000	-	-	36,500

(1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2017 in accordance with U.S. GAAP. This amount represents shares awarded for service in 2016. The amounts were calculated using the closing price of our stock on the grant date.
(2)
This column represents the grant date fair value of options awarded to each non-employee director in 2017 in accordance with U.S. GAAP.
(3)
Director and Chairman of the Board until January 16, 2018.
(4)
Director until January 22, 2018.

Narrative to Director Compensation Table

The Compensation Committee recommends and the Board of Directors determines the compensation for our directors, based on industry standards and our financial situation. During 2017, we paid each of our independent directors a base amount of $25,000 as an annual retainer, paid on a quarterly basis, and granted each independent director 20,000 shares of our common stock. In addition, the Chairman of the Board receives an additional $10,000 annual retainer, the Chairman of the Audit Committee receives an additional $6,500 annual retainer, and each Chairman of the Compensation Committee and the Nominating and Governance Committee receives an additional $5,000 annual retainer. Non-chairman members of the Audit committee receive an additional $3,500 annual retainer, and non-chairman members of all other committees receive an additional $2,500 annual retainer.

Attendance at Meetings

During 2017, our Board of Directors held twelve meetings and acted by unanimous written consent on four occasions. During 2016, our Board held six meetings and acted by unanimous written consent on four additional occasions. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 29, 2017. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2017, we believe that, during 2017, the filing requirements under Section 16(a) of the Exchange Act were satisfied except one Form 3 was filed late by 21 days for Mr. Cory Smith.

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

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 29, 2017, and December 30, 2016 for (a) our Chief Executive Officer, (b) our Chief Financial Officers, and (c) the two other executive officers other than our CEO and CFO serving at the end of such fiscal years; collectively, the Named Executive Officers or NEOs. Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus (4)	Stock Awards	All other compensation	Total
Frederick Sandford	2017	$275,000	$-	$62,251	$258 (1)	$337,509
President, Chief Executive Officer, and Director	2016	275,000	85,000	-	258 (1)	360,258
Cory Smith Chief Financial Officer (2)	2017	63,462	-	12,450	15,653 (5)	91,564
Ronald Junck	2017	206,538	-	75,391	229 (1)	282,158
Executive Vice President and General Counsel	2016	185,000	35,000	-	228 (1)	220,228
Colette Pieper	2017	146,617	20,000	-	100,231 (6)	266,848
Former Chief Financial Officer (3)	2016	60,481	-	-	54,830	115,311

(1)
Includes payments for company sponsored life insurance.
(2)
Mr. Smith was appointed Chief Financial Officer on July 22, 2017.
(3)
Our former Chief Financial Officer, Ms. Pieper, was appointed on September 2, 2016. Ms. Pieper’s tenure as an officer and employee expired on September 1, 2017.
(4)
Bonus payments were awarded based on the successful relocation of the corporate office from Coeur d'Alene, Idaho to Lakewood, Colorado.
(5)
Mr. Smith’s other compensation is for reimbursable relocation expenses.
(6)
Ms. Pieper other compensation includes a $100,000 severance payment pursuant to the severance agreement dated July 20, 2017.

Narrative to Summary Compensation Table

Summary of Executive Employment Agreements: On October 13, 2015, we entered into an executive employment agreement with Frederick Sandford, or the CEO Agreement. The key terms of the CEO Agreement are as follows: (i) A base salary of $275,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) If there is a change in control (as defined in the CEO Agreement), Mr. Sandford will continue to receive his base salary and annual bonus for 24 months after termination, together with vesting of all options granted. (iii) In the event of termination without cause (as defined in the CEO Agreement), Mr. Sandford would continue to receive his base salary for the longer of: 18 months following termination or the remainder of the then current term of the CEO Agreement. (iv) Non-competition and confidentiality provisions are applicable under the CEO Agreement. (v) The effective date of the CEO Agreement is October 13, 2015, and continues for three years unless sooner terminated. Automatic extensions apply in certain events.

On July 22, 2017, we entered into an executive employment agreement with Cory Smith.  The key terms of the agreement are as follows: (i) A base salary of $150,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There is no guarantee of any annual bonus. (ii) We will pay certain relocation expenses, travel and expense reimbursement, professional membership expenses, education expenses, and vacation. (iii) If there is a change in control (as defined in the agreement), Mr. Smith will continue to receive his base salary for the longer of: 6 months following termination or the remainder of the then current agreement. In the event of termination without cause (as defined in the agreement), he would continue to receive his base salary for the remainder of the then current agreement. (iv) Non-competition and confidentiality provisions are applicable under the agreement. (v) The effective date of the agreement is July 22, 2017, and continues for one year unless sooner terminated. Automatic extensions apply in certain events.

There are no present or anticipated executive employment agreements with Ronald Junck, Executive Vice President and General Counsel. Ronald Junck receives a base salary of $225,000 per year, effective July 15, 2017, plus performance based compensation as set by the Board. Prior to July 15, 2017, Mr. Junck’s base salary was $185,000 per year.

Pursuant to the executive employment agreement with our former Chief Financial Officer, Colette Pieper, that expired on September 1, 2017, Ms. Pieper was entitled to base salary of $200,000, with an annual bonus opportunity under the terms and conditions of the Executive Bonus Plan. There was no guarantee of any annual bonus. On July 20, 2017, we entered into a severance agreement with Ms. Pieper. Pursuant to the severance agreement, we agreed to pay Ms. Pieper her base salary through the end of her previously entered executive employment agreement, or September 1, 2017; pay her an additional severance payment in the amount of $100,000. In return, Ms. Pieper resigned from her position as Chief Financial Officer of the Company, and released Command Center of all claims she may have against Command Center. The severance agreement includes confidentiality and non-disparagement provisions.

All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

Summary of the Executive Bonus Program

On September 5, 2017, we adopted the 2017 Executive Bonus Plan. The plan was established by our Compensation Committee with input from management. The plan sets out four goals and incentives for management upon achievement of which management will be awarded cash or equity. These goals represent our business focus for the 2017 fiscal year and strive to align our business focus with the interests of our shareholders.

Pursuant to the 2017 Executive Bonus Plan a bonus pool will be created for fiscal year 2017. Each of the four goal achievements will contribute to the bonus pool. The bonus pool will be distributed among our management as follows:

a) Chief Executive Officer, Frederick Sandford:	50%
b) Executive Vice President and General Counsel, Ron Junck	25%
c) Chief Financial Officer, Cory Smith:	10%
d) Associate General Counsel and Secretary, Brendan Simaytis:	15%

The first goal under the 2017 Executive Bonus Plan incentivizes improving our cash flow based on improving our EBITDA from an established baseline set by the bonus plan. For any amount in excess of the EBITDA baseline, 10% in cash will accrue to the bonus pool to be divided among management. The second goal involves improving our accounts receivable collections from an established baseline number of days of sales outstanding set by the bonus plan. Each day of sales outstanding below the baseline will generate $20,000 for the bonus pool to be divided among management. The third goal seeks to improve our investor relations, such as filing quarterly and annual reports timely, meeting with investors, and publishing an annual letter to shareholders. The bonus plan sets forth certain criteria which, if all accomplished, will generate $60,000 for the bonus pool. Last, $50,000 will be added to the bonus pool if management secures a $10 million or greater credit facility. The Board reserves discretion for any awards in connection with the 2017 Executive Bonus Plan.

On September 29, 2017, in connection with the 2017 Executive Bonus Plan, our Compensation Committee awarded 500,000 stock options for up to 500,000 shares of our common stock, $0.001 par value each, to the executive officers as follows:

a) Chief Executive Officer, Frederick Sandford:	250,000 stock options
b) Executive Vice President and General Counsel, Ron Junck	125,000 stock options
c) Chief Financial Officer, Cory Smith	50,000 stock options
d) Associate General Counsel and Secretary, Brendan Simaytis	75,000 stock options

The option exercise price is $0.45 per share. The options vest in four equal tranches with the first one-fourth vesting on the grant date, or September 29, 2017, the second one-fourth vesting on the first anniversary of the grant date, or September 29, 2018, the third one-fourth vesting on the second anniversary of the grant date, or September 29, 2019, and the remaining one-fourth vesting on the third anniversary of the grant date, or September 29, 2020. The options expire on September 29, 2027.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of options outstanding on December 29, 2017, the last day of our last completed fiscal year, to each of the NEOs named in the Summary Compensation Table.

Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Frederick Sandford	2/22/2013	125,000	-	$2.40	2/21/2023
	10/31/2014	18,750	6,250 (1)	8.04	10/31/2021
	9/29/2017	5,208	15,625 (2)	5.40	9/28/2027
Ron Junck	9/22/2017	4,167	12,499 (3)	4.80	9/21/2027
	9/29/2017	2,604	7,812 (2)	5.40	9/28/2027
Cory Smith	9/29/2017	1,042	3,124 (3)	5.40	9/28/2027

(1)
The stock options vest in four equal tranches on each anniversary of the grant date, beginning on October 31, 2015, and being fully vested on October 31, 2018.
(2)
The stock options vest in four equal tranches, with the first one-fourth vested on the grant date, or September 29, 2017, the second one-fourth vesting on September 29, 2018, the third one-fourth vesting on September 29, 2019, and the remainder vesting on September 29, 2020.
(3)
The stock options vest in four equal tranches with the first one-fourth vested on the grant date, or September 22, 2017, the second one-fourth vesting on September 22, 2018, the third one-fourth vesting on September 22, 2019, and the remainder vesting on September 22, 2020.

Payments upon Termination and Change in Control

The following is a summary setting forth potential severance payments and benefits provided for Frederick Sandford and Cory Smith, the only current NEOs with a written employment agreement.

Frederick Sandford, President and Chief Executive Officer	Involuntary termination without cause (2)	Termination for change in control (3)	Death (4)	Disability (4)
Base Salary	$412,500	$550,000	$137,500	$137,500
Bonus (1)	-	550,000	-	-
Total	$412,500	$1,100,000	$137,500	$137,500

(1)
For purposes of this table, the annual bonus amount is assumed to be equal to 100% of base salary.
(2)
Includes base salary for 18 months.
(3)
Includes base salary and bonus for 24 months.
(4)
Includes base salary for six months.

Cory Smith, Chief Financial Officer	Involuntary termination without cause (2)	Termination for change in control (3)	Death (4)	Disability (4)
Base Salary	$75,000	$75,000	$75,000	$75,000
Bonus (1)	-	137,500	-	-
Total	$75,000	$212,500	$75,000	$75,000

(1)
For purposes of this table, amount is equal to 25% of the President and CEO’s bonus stated above.
(2)
Includes base salary for 6 months.
(3)
Includes base salary and bonus for 6 months.
(4)
Includes base salary for 6 months.

Payments Made Upon Any Termination: Regardless of the manner in which an NEOs employment terminates, the executive is entitled to receive amounts earned during his term of employment. Such amounts include: earned but unpaid salary through the date of termination; non-equity incentive compensation earned and payable prior to the date of termination; option grants received which have already vested and are exercisable prior to the date of termination (subject to the terms of the applicable option agreements) and unused vacation pay.

Payments Made Upon Involuntary Termination Without Cause: In the case of Mr. Sandford, he will continue to receive his base salary for the remainder of the then-current term or 18 months, whichever is longer. In the case of Mr. Smith, he will continue to receive his base salary for six months from termination or the remainder of the then current term, whichever is longer.

Payments Made Upon a Change in Control: Mr. Sandford’s and Mr. Smith’s employment agreement contains change in control provisions. The benefits, in addition to the items listed under the heading “Payments Made Upon Any Termination” above include the vesting of all outstanding stock options.

In the case of Mr. Sandford, he will continue to receive his base salary and bonus for 24 months. In the case of Mr. Smith, he will continue to receive his base salary and bonus for six months.

Payments Made Upon Death or Permanent Disability: In the event of the death or permanent disability of an NEO, the executive or personal representative or estate, as applicable, would receive, in addition to the items listed under the heading “Payments Made Upon Any Termination” above the vesting of all outstanding stock options.

Mr. Sandford and Mr. Smith, or their personal representatives or estates, as applicable, will continue to receive the executive's base salary during the six month period following the date of termination.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 4,993,672 shares of common stock issued and outstanding as of December 29, 2017.

Security Ownership of Non-Management Owners

Name and address of Beneficial Owner	Title of class	Amount and nature of beneficial ownership (1)	Percent of class
Jerry Smith (2)	Common Stock	479,725	9.61%
Merle Rydesky (4)	Common Stock	602,917	12.07%

(1)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 29, 2018.
(2)
The number of shares comprising Mr. Smith’s beneficial ownership is based upon the written representations of his legal counsel. Mr. Smith’s address is: care of Command Center, Inc., 3609 S Wadsworth Blvd., Suite 250 Lakewood, CO 80235.
(3)
The number of shares comprising Dr. Rydesky’s beneficial ownership is based upon the Schedules 13D filed by Merle Rydesky and Barbara Rydesky on February 11, 2015 and the verbal representations of Dr. Rydesky. Mr. Rydesky’s address is: 3238 Pine Lake Road, Orchard Lake, MI 48234.

Security Ownership of Management

Name and address of Beneficial Owner (1)	Title of class	Amount and nature of beneficial ownership (2)	Percent of class
Frederick Sandford (3)	Common Stock	165,208	3.3%
Ron Junck (4)	Common Stock	128,455	2.6%
Cory Smith (5)	Common Stock	2,291	*
JD Smith (6)	Common Stock	31,749	*
John Schneller (7)	Common Stock	27,083	*
R. Rimmy Malhotra (8)	Common Stock	117,410	2.4%
Steven Bathgate (9)	Common Stock	97,474	2.0%
Steven P. Oman	Common Stock	-	*
All Officers and Directors as a group	Common Stock	632,094	11.4%

* Indicates ownership of less than 1.0%

(1)
The address of the NEOs and Directors is:  care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
(2)
Beneficial ownership is calculated in accordance with Rule 13-d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entities controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of March 29, 2018.
(3)
Includes 16,250 shares held outright and options to purchase 148,958 shares.
(4)
In Includes 112,762 shares held outright, 8,923 shares held indirectly through Inland Empire Temporary Staffing Services LLC of which Mr. Junck is a member, and options to purchase 6,770 shares.
(5)
Includes 1,250 shares held outright and options to purchase 1,041 shares.
(6)
Includes 19,666 shares held outright and options to purchase 12,083 shares.
(7)
Includes 23,750 shares held outright and options to purchase 3,333 shares.
(8)
Includes 1,666 shares held outright and 115,744 shares held indirectly through the Nicoya Fund. The shares held by the Nicoya fund are directly owned by the Nicoya Fund LLC, a Delaware limited liability company. This reporting person is the managing member and a co-owner of Nicoya Capital LLC, which is the managing member and owner of the Nicoya Fund.
(9)
Includes 14,558 shares held outright and 82,915 shares held indirectly, including 66,666 by Mr. Bathgate’s spouse, 7,916 by the Bathgate Family Partnership and 8,333 by Viva Co., LLC.

Equity Compensation Plans

At the annual meeting of stockholders held on November 17, 2016, the stockholders approved the adoption of the Command Center, Inc. 2016 Stock Incentive Plan. The 2008 Stock Incentive Plan expired in January 2016, except as to awards that remain outstanding under the plan.

Securities authorized for issuance under equity compensation plans.

As of December 29, 2017, we had one equity compensation plan, namely the Command Center, Inc. 2016 Stock Incentive Plan, approved by the stockholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 500,000 shares over the 10-year life of the plan. Currently, there have been 75,000 options granted under this plan.

Changes in Control

We are in ongoing conversation with Mr. Ephraim Fields regarding a potential compromise as a result of the pending proxy contest. Such conversations may result in a contract or other arrangement the operation of which may at a subsequent date result in a change in control of Command Center.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions during 2017 or 2016.

None of our executive officers serve as a member of the Board of Directors or Compensation Committee, or other committee serving an equivalent function, of any other entity that has one or more of its executive officers serving as a member of our Board of Directors or Compensation Committee. None of the current members of our Compensation Committee, nor any of their family members, has ever been our employees.

Related Person Transactions Policy and Procedures

As set forth in the written charter of the Audit Committee, any related person transaction involving a Company director or executive officer must be reviewed and approved by the Audit Committee. Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote on the approval or ratification of the transaction. Related persons include any director or executive officer, certain stockholders and any of their “immediate family members” (as defined by SEC regulations). In addition, the Board of Directors determines on an annual basis which directors meet the definition of independent director under the Nasdaq Listing Rules and reviews any director relationship that would potentially interfere with his or her exercise of independent judgment in carrying out the responsibilities of a director.

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with certain criteria, which include all elements of independence set forth in the related Securities and Exchange Commission Rules and Regulations and the Nasdaq Listing Rules. As part of the Board Committee meetings and as they feel necessary or appropriate at full Board meetings, the independent directors routinely meet in executive session without management or any non-independent directors present.

Based on these standards and information provided by our Board of Directors and officers, our Board of Directors determined that Steven Bathgate, Richard Finlay, Rimmy Malhotra, John Schneller, JD Smith, Steven P. Oman, and John Stewart, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as stockholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The Board of Directors selected EKS&H as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ending December 29, 2017. The Board of Directors selected PMB Helin Donovan (PMB) as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ending December 30, 2016.

The following table summarizes the fees that EKS&H and PMB charged us for the listed services during 2017 and 2016:

Type of fee	2017	2016
Audit fee (1)	$150,799	$122,500
Audit related fees (2)	-	-
Tax fees (3)	50,350	35,310
All other fees (4)	-	-
	$201,149	$157,810

(1)
Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s consolidated financial statements and reviews of our quarterly consolidated financial statements.
(2)
Audit related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards, and not reported under “Audit fees.”
(3)
Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.
(4)
All other fees consist of fees billed for products and services other than the services reported above.

Our Audit Committee reviewed the audit and tax services rendered by EKS&H and PMB and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us. We do not use EKS&H or PMB for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements, or generates information that is significant to our financial statements, are provided internally. We do not engage EKS&H or PMB to provide compliance outsourcing services.

PART VI

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
(3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form 8-K, as filed November 16, 2005.
3.3	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form S-1, as filed January 14, 2008.
3.4	Amended and Restated Bylaws, as of September 5, 2017. Incorporated by reference to Exhibit 3.2 to Form 8-K as filed on September 8, 2017.
4.1	Form of Common Stock Share Certificate. Incorporated by reference to Exhibit 4.5 to Form S-1 as filed January 14, 2008.
10.1	Executive Employment Agreement with Fredrick Sandford. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on October 13, 2015.
10.2	Executive Employment Agreement with Cory Smith. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on August 4, 2017.
10.3	Command Center, Inc. 2016 Stock Incentive Plan. Included as Appendix B to Form DEF 14A as filed October 11, 2016, and incorporated herein by reference.
10.4	Account Purchase Agreement by and between Command Center, Inc. and Wells Fargo Bank, N.A., dated May 12, 2016. Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed on May 15, 2017.
10.5	Executive Severance Agreement with Colette Pieper dated July 20, 2017. Incorporated by reference to Exhibit 10.6 to Form 8-K as filed on August 4, 2017.
14.1	Standard of Ethics and Business Conduct. Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on April 11, 2017.
16.1	Letter to Securities and Exchange Commission from PMB Helin Donovan LLP, dated April 19, 2017. Incorporated by reference to Exhibit 16.1 to Form 8-K as filed on April 20, 2017.
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of EKS&H (filed herewith).
23.2	Consent of PMB Helin Donovan (filed herewith).
31.1	Certification of Principal Executive Officer-Section 302 Certification (filed herewith)
31.2	Certification of Principal Accounting Officer-Section 302 Certification (filed herewith)
32.1	Certification of Chief Executive Officer-Section 906 Certification (filed herewith)
32.2	Certification of Principal Accounting Officer-Section 906 Certification (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/ Frederick Sandford	Frederick Sandford	March 29, 2018
Signature	Printed Name	Date
President, Chief Executive Officer, Director

/s/ Cory Smith	Cory Smith	March 29, 2018
Signature	Printed Name	Date
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JD Smith	JD Smith	March 29, 2018
Signature	Printed Name	Date
Director

/s/ John Schneller	John Schneller	March 29, 2018
Signature	Printed Name	Date
Director

/s/ R. Rimmy Malhotra	R. Rimmy Malhotra	March 29, 2018
Signature	Printed Name	Date
Director

/s/ Steven Bathgate	Steven Bathgate	March 29, 2018
Signature	Printed Name	Date
Director

/s/ Seven P. Oman	Steven P. Oman	March 29, 2018
Signature	Printed Name	Date
Director