Form 10-Q
period 2018-03-30
Command Center, Inc.
filed 2018-05-09
CIK 1140102

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 30, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact name of registrant as specified in its charter)

Washington	91-2079472
(State of incorporation)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Blvd., Suite 250, Lakewood, CO	80235
(Address of Principal Executive Offices)	(Zip Code)

 (Registrant's telephone number, including area code: (866) 464-5844

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, a smaller reporting company ☑, or an emerging growth company (as defined in Rule 12b-2 of the Exchange Act) ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at May 8, 2018: 4,971,211

Command Center, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Balance Sheets

	March 30, 2018	December 29, 2017
ASSETS	(unaudited)
Current assets
Cash	$6,708,742	$7,768,631
Restricted cash	36,868	12,853
Accounts receivable, net of allowance for doubtful accounts	9,255,325	9,394,376
Prepaid expenses, deposits and other assets	649,907	740,280
Prepaid workers' compensation	287,019	167,597
Current portion of workers' compensation deposits	99,624	99,624
Total current assets	17,037,485	18,183,361
Property and equipment, net	400,836	372,145
Deferred tax asset	1,218,220	721,602
Workers' compensation risk pool deposit, less current portion	201,563	201,563
Workers' compensation risk pool deposit in receivership, net	260,000	1,800,000
Goodwill and other intangible assets, net	4,031,490	4,085,576
Total assets	$23,149,594	$25,364,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$238,571	$563,402
Account purchase agreement facility	181,968	853,562
Other current liabilities	615,499	898,809
Accrued wages and benefits	2,132,880	1,503,688
Current portion of workers' compensation claims liability	1,031,500	1,031,500
Total current liabilities	4,200,418	4,850,961
Workers' compensation claims liability, less current portion	917,497	917,497
Total liabilities	5,117,915	5,768,458
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares, authorized; 4,971,211 and 4,993,672 shares issued and outstanding, respectively	4,971	4,994
Additional paid-in capital	55,868,750	56,211,837
Accumulated deficit	(37,842,042)	(36,621,042)
Total stockholders' equity	18,031,679	19,595,789
Total liabilities and stockholders' equity	$23,149,594	$25,364,247

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended
	March 30, 2018	March 31, 2017
Revenue	$22,467,398	$22,348,249
Cost of staffing services	16,873,331	16,610,015
Gross profit	5,594,067	5,738,234
Selling, general and administrative expenses	7,213,620	5,343,607
Depreciation and amortization	92,591	95,550
Income from operations	(1,712,144)	299,077
Interest expense and other financing expense	2,163	4
Net (loss) income before income taxes	(1,714,307)	299,073
Provision for income taxes	(496,618)	116,621
Net (loss) income	$(1,217,689)	$182,452

Earnings per share:
Basic	$(0.24)	$0.04
Diluted	$(0.24)	$0.04

Weighted average shares outstanding:
Basic	4,983,157	5,052,888
Diluted	4,983,157	5,113,785

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirteen weeks ended
	March 30, 2018	March 31, 2017
Cash flows from operating activities
Net (loss) income	$(1,217,689)	$182,452
Adjustments to reconcile net income to net cash from operations:
Depreciation and amortization	92,591	95,550
Provision for bad debt	(10,995)	18,875
Reserve on workers' compensation risk pool deposit in receivership	1,540,000	-
Stock based compensation	26,593	9,906
Cumulative effect of accounting change	(3,311)	-
Deferred tax asset	(496,618)	116,621
Changes in operating assets and liabilities:
Accounts receivable	150,046	800,836
Prepaid expenses, deposits, and other assets	90,372	146,087
Prepaid workers' compensation	(119,422)	464,907
Accounts payable	(324,831)	(363,322)
Other current liabilities	(283,310)	185,314
Accrued wages and benefits	388,523	(139,236)
Workers' compensation risk pool deposits	-	15
Workers' compensation claims liability	-	(130,055)
Net cash (used in) provided by operating activities	(168,051)	1,387,950
Cash flows from investing activities
Purchase of property and equipment	(67,197)	(92,463)
Net cash used in investing activities	(67,197)	(92,463)
Cash flows from financing activities
Net change in account purchase agreement facility	(671,594)	(589,531)
Purchase of treasury stock	(129,032)	-
Net cash used in financing activities	(800,626)	(589,531)
Net (decrease) increase in cash	(1,035,874)	705,956
Cash, beginning of period	7,781,484	3,047,417
Cash, end of period	$6,745,610	$3,753,373
Supplemental disclosure of non-cash activities
Purchase of vested stock options	240,670	-
Supplemental disclosure of cash flow information
Interest paid	2,163	4
Income taxes paid	(3,252)	912

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Command Center, Inc. ("Command Center,” the “Company,” “we,” "us," or “our”) in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP for interim financial reporting and rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 29, 2017. The results of operations for the thirteen weeks ended March 30, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation: The consolidated financial statements include the accounts of Command Center and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, workers’ compensation risk pool deposits, and workers’ compensation claims liability. For additional information related to our workers' compensation risk pool deposits, see Note 9 – Commitments and Contingencies.

Reclassifications: Certain financial statement amounts have been reclassified to conform to the current period presentation. These reclassifications had no effect on net income or accumulated deficit as previously reported.

Concentrations: At March 30, 2018, 14.7% of accounts receivable were due from a single client. For the period ended March 30, 2018, 10.5% of our total revenue came from that same client.

Revenue recognition: Revenue is recognized at the time we satisfy our performance obligation. Because our clients receive and consume the benefits of our services simultaneously, our performance obligations are typically satisfied when our services are provided. Revenue is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities.

Below is a summary of our revenue disaggregated by industry (in thousands, except percentages):

	Thirteen weeks ended
	March 30, 2018		March 31, 2017
Industrial, manufacturing and warehousing	$8,628	38.4%	$7,256	32.5%
Construction	4,044	18.0%	4,114	18.4%
Transportation	3,749	16.7%	3,623	16.2%
Hospitality	3,748	16.7%	4,273	19.1%
Retail and other	2,298	10.2%	3,082	13.8%
Total	$22,467	100.0%	$22,348	100.0%

Recently adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition guidance under ASU 2014-09 that supersedes the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services.

The new standard became effective for us beginning December 30, 2017. We implemented the standard using the modified retrospective approach which recognized the cumulative effect of application on that date. As a result of adopting this new standard, we made an adjustment that increased Revenue on our Consolidated Statement of Operations and decreased Accumulated deficit on our Consolidated Balance Sheet by approximately $3,000. We have applied the guidance in this new standard to all contracts at the date of initial application.

Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize lease assets and lease liabilities for all leases with lease terms of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018 and requires modified retrospective application. Early adoption is permitted. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance for our 2018 annual impairment test and do not expect the adoption to have a material impact on our financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended March 30, 2018, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options except where their inclusion would be anti-dilutive. For the thirteen weeks ended March 30, 2018, there were 66,383 outstanding stock options that were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Total outstanding common stock equivalents at March 30, 2018 and March 31, 2017, were 254,995 and 197,208, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen weeks ended
	March 30, 2018	March 31, 2017
Weighted average number of common shares used in basic net income per common share	4,983,157	5,052,888
Dilutive effects of stock options	-	60,897
Weighted average number of common shares used in diluted net income per common share	4,983,157	5,113,785

NOTE 3 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed an account purchase agreement with our lender, Wells Fargo Bank, N.A, which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million on March 30, 2018 and December 29, 2017. When the receivable is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, we owed approximately $182,000 and $854,000 at March 30, 2018 and December 29, 2017, respectively. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At March 30, 2018, the effective interest rate was 4.38%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At March 30, 2018 and December 29, 2017, we were in compliance with this covenant.

As of March 30, 2018, we have a letter of credit with Wells Fargo for approximately $6.0 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. On April 11, 2018, this letter of credit was increased to approximately $6.2 million. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	March 30, 2018	December 29, 2017
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(405,642)	(351,556)
Goodwill and other intangible assets, net	$4,031,490	$4,085,576

Amortization expense for the thirteen weeks ended March 30, 2018 and March 31, 2017 was approximately $54,000 and $56,000, respectively.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company, or ACE, in all states in which we operate other than Washington and North Dakota. The ACE policy is a large deductible policy where we have primary responsibility for all claims. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this large deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $6.0 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within the particular state. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At March 30, 2018, we had cash collateral deposits of approximately $301,000, of which approximately $100,000 is included in current assets. With the addition of the $6.0 million letter of credit, our cash and non-cash collateral totaled approximately $6.3 million at March 30, 2018.

Workers’ compensation expense for our field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state government administered programs. Workers’ compensation expense for our temporary workers totaled approximately $1.0 million and $0.8 million for the quarter ended March 30, 2018 and March 31, 2017, respectively.

NOTE 6 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 stock options, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. On November 17, 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which the Compensation Committee is authorized to issue awards for up to 500,000 shares over the 10 year life of the plan. Pursuant to awards under these plans, there were 191,456 stock options vested at March 30, 2018 and December 29, 2017.

The following table summarizes our stock options outstanding at December 29, 2017 and changes during the period ended March 30, 2018:

	Number of shares under options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 29, 2017	254,995	$4.49	$2.68
Granted	-	-	-
Outstanding, March 30, 2018	254,995	4.49	2.68

The following table summarizes our non-vested stock options outstanding at December 29, 2017, and changes during the period ended March 30, 2018:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 29, 2017	63,539	$5.47	$2.86
Granted	-	-	-
Vested	-	-	-
Non-vested, March 30, 2018	63,539	5.47	2.86

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock of $5.70 at March 30, 2018:

	Number of Options	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (years)	Aggregate Intrinsic Value
Outstanding	254,995	$4.49	5.98	$785,298
Exercisable	191,456	4.17	5.04	423,125

The following table summarizes information about our stock options outstanding, and reflects weighted average contractual life at March 30, 2018:

	Outstanding options		Vested options
Range of exercise prices	Number of shares outstanding	Weighted average contractual life	Number of shares exercisable	Weighted average contractual life
$ 2.40 - 4.80	158,332	5.87	133,333	5.19
$ 4.81 - 8.76	96,663	6.17	58,123	4.70
	254,995	5.98	191,456	5.04

At March 30, 2018, there was unrecognized stock-based compensation expense totaling approximately $115,000 relating to non-vested options that will be recognized over the next 2.5 years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previously announced plan, which was put in place in April 2015. During the thirteen weeks ended March 30, 2018, we purchased 22,461 shares of common stock at an aggregate price of approximately $129,000 resulting in an average price of $5.74 per share. These shares were then retired. We have approximately $4.5 million remaining under the plan. The following table summarizes our common stock purchases during the thirteen weeks ended March 30, 2018.

	Total shares purchased during the thirteen weeks ended March 30, 2018	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
Period 1 (December 30, 2017 to January 26, 2018)	4,820	$5.75	585,892	$4,598,243
Period 2 (January 27, 2018 to February 23, 2018)	10,541	5.83	596,433	4,536,840
Period 3 (February 24, 2018 to March 30, 2018)	7,100	5.62	603,533	4,496,949
Total	22,461

NOTE 8 – INCOME TAX

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the period ended March 30, 2018 and March 31, 2017 differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and change in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

On December 22, 2017, Congress signed Public Law No 115-97, commonly referred to as the Tax Cut and Jobs Act of 2017. The passage of this legislation resulted in the U.S. federal corporate tax rate decreasing from 35% to 21% beginning in January 2018, the elimination of the corporate alternative minimum tax, the acceleration of depreciation for U.S. tax purposes, creating a new limitations on deductible interest expense, and changing the rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Freestone Insurance Company Liquidation: From July 2008 through April 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, or AMS, through a master policy with Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage through AMS.

From April 2012 through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, who changed its corporate name to Freestone Insurance Company. Under the terms of the policies we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount.

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

During the second quarter of 2015 and the first quarter of 2016, it became apparent that there was significant uncertainty related to the collectability of the $500,000 deposit with AMS provided related to our insurance coverage from July 2008 through April 2011. Because of this, we recorded a reserve of $250,000 in each of those quarters, fully reserving this deposit.

In conjunction with recent management, board, and audit committee changes, we have reviewed the estimated costs and potential benefits of pursuing priority claimant status in the liquidation proceeding and have altered our planned long-term strategy.  Given that Freestone has negative equity, the complexity of this matter, our experience to date, and the amount of time this matter has remained unresolved, we believe the continuation of our efforts to achieve priority status will not necessarily prove cost-effective.  While we will continue to seek priority status, we have determined that our stockholders will be best served by a more measured investment in the recovery effort.  While we are hopeful for a more positive outcome, we believe that without significant investment it is more likely than not that we will be treated in a similar manner as other creditors, resulting in our priority claim having no value. Based on court filings and other information made available to us, we estimate the ratio between Freestone’s liquid assets and liabilities to be approximately 20%.  We now believe this ratio applied to our deposit represents the best estimate of the high end of the range of our ultimate recovery. Accordingly, we have increased the reserve on this asset by approximately $1.5 million resulting in a net carrying amount of $260,000.

We believe that our recovery, if any, of the deposits placed with Freestone and it's affiliates will be the greater of: (i) the amount determined and allowed resulting from a tracing analysis of our collateral deposits; or (ii) the amount we would receive in distribution as a general unsecured claimant based on the amount of our collateral deposit. The Company and its counsel, in conjunction and coordination with counsel for other potentially aggrieved collateral depositors, are working diligently in order to maximize our recovery of collateral deposits previously made to Freestone and achieve the best possible outcome for our stockholders. Ultimately, the amount of the collateral deposit to be returned will be determined by the Chancery Court in Delaware, after hearing evidence and arguments from all engaged parties.

Management reviews these deposits at each balance sheet date and estimates the future range in loss related to this matter could be as high as $260,000, the net balance of the deposit.

Legal Proceedings: From time to time, we are involved in various legal proceedings. Except for the Freestone liquidation discussed above, we believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since March 30, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Form 10-Q may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of the Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

Overview

We are a staffing company operating primarily in the manual on-demand labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. All of our temporary staff, which we refer to as field team members, are employed by us. Most of our work assignments are short-term, and many are filled with little notice from our customers. In addition to short and longer term temporary work assignments, we sometimes recruit and place workers in temp-to-hire positions.

As of May 8, 2018, we owned and operated 67 on-demand labor branches across 23 states.

Results of Operations

The following tables reflects operating results for our first quarter of 2018 and 2017 (in thousands except percentages). Percentages reflect line item amounts as a percentage of revenue. The table serves as the basis for the narrative that follows.

	Thirteen weeks ended
	March 30, 2018		March 31, 2017
Revenue	$22,467	100.0%	$22,348	100.0%
Cost of staffing services	16,873	75.1%	16,610	74.3%
Gross profit	5,594	24.9%	5,738	25.7%
Selling, general and administrative expenses	7,214	32.1%	5,343	23.9%
Depreciation and amortization	93	0.4%	96	0.4%
Income from operations	(1,713)	(7.6)%	299	1.3%
Interest expense and other financing expense	2	0.0%	-	0.0%
Net income before income taxes	(1,715)	(7.6)%	299	1.3%
Provision for income taxes	(497)	(2.2)%	117	0.5%
Net income	$(1,218)	(5.4)%	$182	0.8%
Non-GAAP data
Adjusted EBITDA	$ 417	1.9%	$405	1.8%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, and certain non-recurring charges. We utilize adjusted EBITDA as a financial measure, as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our operational results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our stock and stock options. In addition, by excluding certain non-recurring charges adjusted EBITDA provides a basis for measuring financial performance without unusual nonrecurring charges. For all of these reasons, we believe that adjusted EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

However, because adjusted EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed assets. In addition, because adjusted EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt nor does it show trends in interest costs due to changes in our financing or changes in interest rates. Adjusted EBITDA, as defined by us, may not be comparable to adjusted EBITDA as reported by other companies that do not define adjusted EBITDA exactly as we define the term. Because we use adjusted EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with U.S. GAAP.

	March 30, 2018	March 31, 2017
Adjusted EBITDA	$ 417	$405
Interest expense	(2)	-
Depreciation and amortization	(93)	(96)
Provision for income taxes	496	(117)
Non-cash compensation	(26)	(10)
Other non-recurring expenses	(470)	-
Reserve for workers’ compensation risk pool deposit	(1,540)	-
Net (loss) income	$(1,218)	$182

Thirteen Weeks Ended March 30, 2018

Summary of operations: Revenue for the thirteen weeks ended March 30, 2018, was $22.5 million, an increase of approximately $119,000, or 0.5%, from $22.3 million for the thirteen weeks ended March 31, 2017. While we saw improved revenue in many branches, we experienced only modest revenue growth, as this increase was offset by some large national account project work we undertook in 2017 that was not repeated in 2018.

Cost of staffing services: Cost of staffing services increased to 75.1% of revenue in the thirteen weeks ended March 30, 2018 compared to 74.3% for the thirteen weeks ended March 31, 2017. This increase was due to relative increases in workers’ compensation costs, and field team member wages and related payroll taxes. These increases were offset by relative decreases in state unemployment expense, and per diem and other materials costs.

Selling, general and administrative expenses, or SG&A: SG&A for the thirteen weeks ended March 30, 2018, were approximately $7.2 million, an increase of approximately $1.9 million from $5.3 million for the thirteen weeks ended March 31, 2017. Relative to revenue, SG&A increased 8.2% to 32.1% for the thirteen weeks ended March 30, 2018, from 23.9% for the thirteen weeks ended March 31, 2017. This increase is primarily due to the impairment of our workers’ compensation deposit in receivership of approximately $1.5 million, which increased SG&A by 6.5%. Other increases in SG&A included an increase in payroll and payroll related taxes of approximately $456,000, or 1.9%, that was primarily due to the severance agreement we entered into with our former CEO, small equipment purchases that fell below our capitalization threshold, and an increase in insurance expense. These increases were offset by decreases in bad debt and the absence of a one-time OSHA fine in 2017. These decreases were offset by increases in small equipment purchases that fall below our capitalization threshold and an increase in insurance expense.

Included in SG&A were approximately $27,000 in professional and legal fees incurred related to the proxy contest initiated by Ephraim Fields.

Liquidity and Capital Resources

At March 30, 2018, our current assets exceeded our current liabilities by approximately $12.8 million. Included in current assets is cash of approximately $6.7 million and net accounts receivable of approximately $9.3 million. Included in current liabilities are accrued wages and benefits of approximately $2.1 million, and the current portion of our workers’ compensation claims liability of approximately $1.0 million.

Operating activities: Net cash used by operating activities totaled approximately $168,000 through the thirteen weeks ended March 30, 2018, compared to cash provided by operating activities of approximately $1.4 million through the thirteen weeks ended March 31, 2017. Operating activity in the first quarter of 2018 included a net loss of approximately $1.2 million, a decrease in accounts payable of approximately $325,000, a decrease in other current liabilities of approximately $283,000, and a decrease of prepaid workers’ compensation premiums of approximately $119,000. These uses of cash were offset by a decrease of approximately $1.5 million in our workers’ compensation risk pool deposit in receivership, an increase in accrued wages and benefits of approximately $389,000, and a decrease in accounts receivable of approximately $150,000. Operating activity in the first quarter of 2017 included a decrease of accounts receivable of approximately $801,000, a decrease in prepaid workers’ compensation premiums of approximately $465,000, an increase in other current liabilities of approximately $185,000, and a decrease in our deferred tax asset of approximately $117,000. These provisions were offset by a decrease in accounts payable of approximately $363,000 and a decrease in our workers’ compensation claims liability of approximately $130,000.

Investing activities: Net cash used in investing activities totaled approximately $67,000 for the thirteen weeks ended March 30, 2018, and totaled approximately $92,000 for the thirteen weeks ended March 31, 2017. These decreases in cash related to the purchase of capital equipment in both years.

Financing activities: Net cash used by financing activities totaled approximately $801,000 through the thirteen weeks ended March 30, 2018, and totaled approximately $590,000 through the thirteen weeks ended March 31, 2017. Financing activity in the first quarter of 2018 included a decrease in our account purchase agreement of approximately $672,000 and the purchase of treasury stock of approximately $129,000. Financing activity in 2017 related to a decrease in our account purchase agreement of approximately $590,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and the Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-Q. Based on that evaluation, our CEO and CFO concluded that, as of March 30, 2018, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the thirteen weeks ended March 30, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. Except for the Freestone Insurance Company liquidation proceedings as described in Note 9, we believe the outcomes of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our annual report on Form 10-K for the year ended December 29, 2017 filed with the Securities and Exchange Commission on March 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities since March 1, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously announced plan, which was put in place in April 2015. During the thirteen weeks ended March 30, 2018, we purchased 22,461 shares of common stock at an aggregate price of approximately $129,000 resulting in an average price of $5.74 per share. These shares were then retired. We have approximately $4.5 million remaining under the plan. The table below summarizes our common stock purchases during the thirteen weeks ended March 30, 2018.

	Total shares purchased during the thirteen weeks ended March 30, 2018	Average price per share	Total number of shares purchased as part of publicly announced plans	Approximate dollar value of shares that may be purchased under the plan
Period 1 (December 30, 2017 to January 26, 2018)	4,820	$5.75	585,892	$4,598,243
Period 2 (January 27, 2018 to February 23, 2018)	10,541	5.83	596,433	4,536,840
Period 3 (February 24, 2018 to March 30, 2018)	7,100	5.65	603,533	4,496,949
Total	22,461

Item 3. Default on Senior Securities

None.

Item 4. Mine Safety Disclosure

Not applicable.

Item 5. Other Information

Appointment of new Chief Executive Officer and Director

Our Board of Directors appointed Richard K. Coleman, Jr. as our new President and Chief Executive Officer and Director effective April 1, 2018. Richard K. Coleman, Jr., 61, has deep experience serving in senior executive positions and on various public company boards, and has gained extensive expertise in business development and operations. He is currently Chairman of Hudson Global Inc., a global talent solutions company, and has been a director of Hudson since May 2014. He was the Principal Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, from August 2017 to March 2018, and previously served as the company’s President and CEO from May 2013 to July 2017. He is also the founder and President of Rocky Mountain Venture Services, a firm that helps companies plan and launch new business ventures and restructuring initiatives.

Mr. Coleman has served in a variety of senior operational roles, including CEO of Vroom Technologies Inc., Chief Operating Officer of MetroNet Communications, and President of US West Long Distance. He also has held significant officer-level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications. He formerly served as a director of Ciber, Inc. from April 2014 to December 2017, a leading global information technology company; Crossroads Systems, Inc. from April 2013 to July 2017, a global provider of data archive solutions; NTS, Inc. from December 2012 to June 2014, a broadband services and telecommunications company; Aetrium Incorporated from January 2013 to April 2014, a recognized world leader in the global semiconductor industry; and On Track Innovations Ltd. From December 2012 to April 2014, one of the pioneers of cashless payment technology.

Mr. Coleman has served as an Adjunct Professor of Leadership and Management for Regis University, and is a guest lecturer on leadership and ethics for Denver University. Mr. Coleman holds a Master of Business Administration Degree from Golden Gate University and is a graduate of the United States Air Force Communications System Officer School. He holds a Bachelor of Science Degree from the United States Air Force Academy and has also completed leadership, technology, and marketing programs at Kansas University, UCLA, and Harvard Business School.

Effective April 1, 2018, we entered into an employment agreement with Mr. Coleman. The employment agreement terminates March 31, 2019, unless extended or terminated earlier. Mr. Coleman will receive an annual base salary of $325,000. He is eligible for a performance bonus of up to $100,000 as follows: $50,000 for completion of our annual meeting of stockholders in 2018, $25,000 for uplisting our common stock on Nasdaq, $10,000 upon filing of our annual report for fiscal year 2017 within the regular or extended filing period, $10,000 for proactive stockholder outreach to our top 15 stockholders within the first six months of his employment, and $5,000 for completing a stockholder letter within the first six months of his employment. Further, Mr. Coleman is eligible for a performance bonus in the event of a sale of Command Center in the amount of the greater of $200,000 or one-half percent of the amount paid for the equity of our Company at the closing of a sale transaction. Mr. Coleman is also eligible for a performance bonus relating to Command Center’s earnings shared by the entire executive team of in an amount of 15% of our 2018 adjusted EBITDA exceeding $3 million. Of the total team bonus amount determined by the Compensation Committee, Mr. Coleman will receive a share of 50%. The sale performance bonus will be offset by any bonus payment relating to the adjusted EBITDA.

On April 1, 2018, Mr. Coleman received 100,000 incentive stock options to purchase up to 100,000 shares of common stock pursuant to our equity incentive plan. The exercise price of the options was calculated using the fair market value of the common stock at the close of the market on the grant date. Of the 100,000 options awarded, 25,000 options vested immediately on the grant date and the remainder of the options will vest monthly over three years following the grant date. The options expire on the tenth anniversary of the grant date or sooner pursuant to the terms of our equity incentive plan.

We can terminate the employment agreement at any time for cause or without cause subject to 60 days’ notice. If the employment is terminated for cause or due to death or disability, we will pay to Mr. Coleman or his estate any unpaid base salary, accrued and unpaid performance bonuses, reimbursable expenses, and continue health care benefits at his expense, and in case of death or disability, the benefits provided by any applicable plan. Any unvested option and other equity awards will be forfeited, and vested equity awards will remain exercisable for 12 months. If the employment is terminated without cause, we will pay Mr. Coleman any unpaid base salary, accrued and unpaid performance bonuses, reimbursable expenses, health care benefits at his expense, as well as the greater of unpaid base salary remaining in the employment term or 60 days, full performance bonus for a sale of Command Center if such sale occurs during the employment term or within six months thereafter, and a pro-rated performance bonus related to adjusted EBITDA. Additionally, all unvested options and equity awards will vest and remain exercisable for 12 months. If the employment terminates due to non-renewal of his agreement, we will pay Mr. Coleman any unpaid base salary, accrued and unpaid performance bonuses, reimbursable expenses, health care benefits at his expense, a full performance bonus for a sale of Command Center if such sale occurs during the employment term or within six months thereafter, and a pro-rated performance bonus related to adjusted EBITDA. Any unvested options and other equity awards will be forfeited, and vested equity awards will remain exercisable for 12 months.

Severance agreement with former Chief Executive Officer

On March 28, 2018, we entered into a severance agreement with our former Chief Executive Officer Frederick Sandford. Previously, Mr. Sandford had tendered his notice of termination of his employment effective April 1, 2018. Pursuant to the severance agreement, we mutually agreed to terminate Mr. Sandford’s employment as of March 31, 2018, 11:59 p.m. In addition, Mr. Sandford agreed to resign as a member of our Board of Directors and from all other positions with Command Center, also effective at 11:59 p.m. on March 31, 2018. In return, we agreed to pay Mr. Sandford $275,000 in severance, an amount of approximately $398,000, or equal to 105% of the value of Mr. Sandford’s unexercised options, as the term "value" was defined in the severance agreement, whether vested or not, and $25,000 to cover his legal fees. All unexercised options were terminated and cancelled as a result. The severance agreement contains mutual release of claims and non-disparagement provisions.

Settlement Agreement with Mr. Ephraim Fields

On April 16, 2018, we entered into a settlement agreement with Ephraim Fields, Echo Lake Capital, Keith Rosenbloom, Lawrence F. Hagenbuch, Randall Bort, and Sean Gelston, or collectively, the Participants, to settle the proxy contest pertaining to the election of directors to our Board of Directors. The settlement agreement provides, among other things:

●
We agreed to appoint Lawrence F. Hagenbuch to the Board, effective April 16, 2018.
●
We agreed to nominate Lawrence F. Hagenbuch, Richard K. Coleman, Jr., Steven Bathgate, Steve Oman, R. Rimmy Malhotra, JD Smith, and Galen Vetter for election to the Board at the 2018 annual meeting, with each to serve a term of one year.
●
We agreed that if Lawrence F. Hagenbuch is unable to serve as a director of Command Center due to death or incapacity prior to our annual meeting, Ephraim Fields may nominate a replacement director candidate provided that any substitute is reasonably acceptable to us and meets our qualification standards.
●
We agreed to reimburse the Participants up to $100,000, in aggregate, for their actual out-of-pocket expenses incurred in connection with their nomination of director candidates and related matters.
●
The Participants agreed to vote by proxy and vote all shares of common stock owned by each Participant and its affiliates in favor of the election of directors nominated by the Board and not solicit proxies for any other nominees.
●
The Participants agreed to observe normal and customary standstill provisions during the period beginning on the date of the settlement agreement until the date of the earlier of either a breach of any commitments or obligations set forth in the settlement agreement that has not been cured within five business days after notice to us or the date that is 30 days prior to the first date that a stockholder may properly notify us that it intends to submit a stockholder proposal under Rule 14a-8 or nominate a candidate for election as director at the 2019 annual meeting. The standstill provisions provide, among other things, that the Participants will not during the standstill period:
●
Submit any stockholder proposal or any notice of nomination or other business for consideration at the 2018 annual meeting or nominate any candidate for election other than permitted by the settlement agreement;
●
Engage in any solicitation or become a “participant in a solicitation” in opposition to the recommendation or proposal of the Board or induce or attempt to induce another person in voting with common stock at the 2018 annual meeting;
●
Vote for any nominee or nominees for election to the Board at the 2018 annual meeting other than those nominated or supported by the Board;
●
Seek to call or to request the call of a special meeting of the stockholders or make a request for a list of our stockholders or for any of our books and records;
●
Seek to place a representative or other affiliate, associate or nominee on the Board or seek the removal of any member of the Board or a change in the size or composition of the Board;
●
Acquire or agree, offer, seek or propose to acquire ownership of any our assets or business or any rights or options to acquire any such assets or business from any person unless the Participants either obtain the consent of the Board, follow a process authorized by the Board, or following a public announcement of a transaction that requires a vote of the stockholders; and
●
Seek, propose or solicit, negotiate with, or provide any information to any person with respect to a merger, consolidation, acquisition of control or other similar transaction involving us, our subsidiaries, or our business whether or not any transaction involves a change of control unless the Participants either obtain the consent of the Board, follow a process authorized by the Board, or following a public announcement of a transaction that requires a vote of the stockholders.

Appointment of New Directors

On April 9, 2018, our Board of Directors appointed Mr. Galen Vetter as a director to fill a board vacancy created by the retirement of a director in January 2018. Additionally, the Board appointed Mr. Vetter to serve on the Audit Committee, which now consists of Messrs. R. Rimmy Malhotra, JD Smith, Steven Bathgate, Steven Oman and Galen Vetter. In designating Mr. Vetter as the financial matters expert and chairman of the Audit Committee, the Board found that he meets the requirements as the “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the Nasdaq Capital Market.

Galen Vetter, age 66, brings significant senior executive management and board experience to Command Center, along with accounting and financial expertise.  Mr. Vetter served as president of Rust Consulting, Inc. from December 2008 to May 2012, as global chief financial officer of Franklin Templeton Investment Funds from April 2004 to November 2008 and in numerous roles at McGladrey LLP from June 1973 to March 2004. Since January 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes Inc. Since 2013 he has served as a director of ATRM Holdings, Inc. and Alerus Financial, Inc. Mr. Vetter is a licensed certified public accountant (inactive). He is also a member of the National Association of Corporate Directors, including being Board Leadership Fellow certified. He received his Bachelor of Science degree from the University of Northern Iowa.  Mr. Vetter has had extensive exposure to analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under SEC guidelines.

In connection with the settlement agreement described above, effective April 16, 2018, the Board appointed Lawrence F. Hagenbuch to serve as director on the Board.

Lawrence Hagenbuch, age 51, brings to Command Center extensive operations and board experience, along with expertise in the creation of innovative marketing and planning strategies. Mr. Hagenbuch is currently Chief Operating Officer and Chief Financial Officer for J. Hilburn, Inc., a custom clothier for men. He has been with J. Hilburn since May 2010. Mr. Hagenbuch served on the board of directors and the audit and compensation committees of publicly traded Remy International from 2008 until the sale of that company in 2015. He currently serves on the board of directors of Arotech Corp., a Nasdaq-listed company. Previously, Mr. Hagenbuch has served in senior management positions for Suntx Capital Partners, Alix Partners, GE / GE Capital and American National Can. He began his professional career in the U.S. Navy. Mr. Hagenbuch earned an undergraduate degree in engineering from Vanderbilt University and an MBA from the Wharton School of the University of Pennsylvania. Mr. Hagenbuch serves as a founding board member of the veteran’s service charity, Soldiers Who Salsa.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form 8-K, as filed November 16, 2005.
3.3	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form S-1, as filed January 14, 2008.
3.4	Amended and Restated Bylaws, as of September 5, 2017. Incorporated by reference to Exhibit 3.2 to Form 8-K as filed on September 8, 2017.
4.1	Form of Common Stock Share Certificate. Incorporated by reference to Exhibit 4.5 to Form S-1 as filed January 14, 2008.
10.1	Command Center, Inc. 2016 Stock Incentive Plan. Included as Appendix B to Form DEF 14A as filed October 11, 2016, and incorporated herein by reference.
10.2	Account Purchase Agreement by and between Command Center, Inc. and Wells Fargo Bank, N.A., dated May 12, 2016. Incorporated by reference to Exhibit 10.1 to Form 10-Q as filed on May 15, 2017.
10.3	Employment Agreement between the Company and Richard K. Coleman, Jr. effective April 1, 2018. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 2, 2018.
10.4	Severance Agreement between Command Center, Inc. and Frederick Sandford dated March 28, 2018. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 3, 2018.
10.5
Settlement Agreement, dated April 16, 2018, among Command Center, Inc., Ephraim Fields, Echo Lake Capital, Keith Rosenbloom, Lawrence F. Hagenbuch, Randall Bort, and Sean Gelston. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 18, 2018.

31.1	Certification of Richard K. Coleman, Jr., Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Cory Smith, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1
Certification of Richard K. Coleman, Jr., Chief Executive Officer of Command Center, Inc., and Cory Smith, Chief Financial Officer of Command Center, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002.

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

Command Center, Inc.

May 9, 2018	By:	/s/ Richard K. Coleman, Jr.
Richard K. Coleman, Jr.
President and Chief Executive Officer

May 9, 2018	By:	/s/ Cory Smith
Cory Smith
Chief Financial Officer