Form 10-Q
period 2018-06-29
Command Center, Inc.
filed 2018-08-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 29, 2018

or

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

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer ☐ , a smaller reporting company ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at August 9, 2018: 4,878,592

Command Center, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Balance Sheets

	June 29, 2018	December 29, 2017
ASSETS	(unaudited)
Current assets
Cash	$5,759,456	$7,768,631
Restricted cash	57,868	12,853
Accounts receivable, net of allowance for doubtful accounts of $216,949 and $281,932, respectively	9,450,198	9,394,376
Prepaid expenses, deposits and other assets	739,692	740,280
Prepaid workers' compensation	481,465	167,597
Other receivables	239,852	-
Current portion of workers' compensation deposits	-	99,624
Total current assets	16,728,531	18,183,361
Property and equipment, net	363,467	372,145
Deferred tax asset	1,111,571	721,602
Workers' compensation risk pool deposit, less current portion	201,563	201,563
Workers' compensation risk pool deposit in receivership, net	260,000	1,800,000
Goodwill and other intangible assets, net	3,984,773	4,085,576
Total assets	$22,649,905	$25,364,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$290,396	$563,402
Account purchase agreement facility	-	853,562
Other current liabilities	533,310	898,809
Accrued wages and benefits	1,629,525	1,503,688
Current portion of workers' compensation claims liability	998,419	1,031,500
Total current liabilities	3,451,650	4,850,961
Workers' compensation claims liability, less current portion	1,001,208	917,497
Total liabilities	4,452,858	5,768,458
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,878,592 and 4,993,672 shares issued and outstanding, respectively	4,878	4,994
Additional paid-in capital	55,470,964	56,211,837
Accumulated deficit	(37,278,795)	(36,621,042)
Total stockholders' equity	18,197,047	19,595,789
Total liabilities and stockholders' equity	$22,649,905	$25,364,247

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Revenue	$24,175,985	$24,503,660	$46,643,383	$46,851,909
Cost of staffing services	17,898,665	18,010,803	34,771,996	34,620,818
Gross profit	6,277,320	6,492,857	11,871,387	12,231,091
Selling, general and administrative expenses	5,368,908	5,164,512	12,582,528	10,508,119
Depreciation and amortization	87,926	96,277	180,517	191,827
Income (loss) from operations	820,486	1,232,068	(891,658)	1,531,145
Interest expense and other financing expense	267	1,225	2,430	1,229
Net income (loss) before income taxes	820,219	1,230,843	(894,088)	1,529,916
Provision (benefit) for income taxes	256,972	495,947	(239,646)	612,568
Net income (loss)	$563,247	$734,896	$(654,442)	$917,348

Earnings (loss) per share:
Basic	$0.11	$0.15	$(0.13)	$0.18
Diluted	$0.11	$0.14	$(0.13)	$0.18

Weighted average shares outstanding:
Basic	4,924,245	5,025,676	4,953,701	5,025,532
Diluted	4,931,201	5,079,969	4,953,701	5,083,434

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Twenty-six weeks ended
	June 29, 2018	June 30, 2017
Cash flows from operating activities
Net (loss) income	$(654,442)	$917,348
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	180,517	191,827
Provision for bad debt	6,115	(542,112)
Stock based compensation	218,221	17,787
Reserve on workers' compensation risk pool deposit in receivership	1,540,000	-
Cumulative effect of accounting change	(3,311)	-
Deferred tax asset	(389,969)	612,568
Gain on disposition of property and equipment	(5,684)	-
Changes in operating assets and liabilities:
Accounts receivable	(61,936)	310,915
Prepaid expenses, deposits, and other assets	587	(98,440)
Prepaid workers' compensation	(313,868)	21,494
Accounts payable	(273,006)	(77,010)
Other current liabilities	(365,499)	735
Accrued wages and benefits	(114,833)	211,902
Workers' compensation risk pool deposits	99,624	6,932
Workers' compensation claims liability	50,629	(638,877)
Net cash (used in) provided by operating activities	(86,855)	935,069
Cash flows from investing activities
Purchase of property and equipment	(84,851)	(100,547)
Proceeds from the sale of property and equipment	19,500	-
Net cash used in investing activities	(65,351)	(100,547)
Cash flows from financing activities
Net change in account purchase agreement facility	(1,093,414)	222,683
Purchase of treasury stock	(718,540)	-
Net cash (used in) provided by financing activities	(1,811,954)	222,683
Net (decrease) increase in cash	(1,964,160)	1,057,205
Cash, beginning of period	7,781,484	3,047,417
Cash, end of period	$5,817,324	$4,104,622
Supplemental disclosure of non-cash activities
Purchase of vested stock options	240,670	-
Common stock issued for services	62,436	315
Supplemental disclosure of cash flow information
Interest paid	2,576	1,229
Income taxes paid	2,284	248,020
See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Command Center, Inc. ("Command Center,” the “Company,” “we,” "us," or “our”) in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial reporting and rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 29, 2017. The results of operations for the twenty-six weeks ended June 29, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Concentrations: At June 29, 2018, 10.4% of accounts receivable were due from a single client. For the period ended June 29, 2018, 7.9% of our total revenue came from that same client. At December 29, 2017, 11.8% of accounts receivable were due from a single customer. For the period ended December 29, 2017, 8.5% of our total revenue came from that same client.

Revenue recognition: Revenue is recognized at the time we satisfy our performance obligation. Because our clients receive and consume the benefits of our services simultaneously, our performance obligations are typically satisfied when our services are provided. Revenue is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities.

Below are a summaries of our revenue disaggregated by industry (in thousands, except percentages):

	Thirteen weeks ended
	June 29, 2018		June 30, 2017
Industrial, manufacturing and warehousing	$8,557	35.0%	$8,041	33.0%
Construction	4,442	18.0%	5,383	22.0%
Hospitality	4,046	17.0%	4,825	20.0%
Transportation	3,503	15.0%	3,332	13.0%
Retail and Other	3,628	15.0%	2,923	12.0%
Total	$24,176	100.0%	$24,504	100.0%

	Twenty-six weeks ended
	June 29, 2018		June 30, 2017
Industrial, manufacturing and warehousing	$17,185	36.0%	$15,295	33.0%
Construction	8,486	18.0%	9,498	20.0%
Hospitality	7,793	17.0%	9,098	19.0%
Transportation	7,252	16.0%	6,955	15.0%
Retail and Other	5,927	13.0%	6,006	13.0%
Total	$46,643	100.0%	$46,852	100.0%

Recently adopted accounting pronouncements: In May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition guidance under Accounting Standards Update, or ASU, 2014-09 that supersedes the existing revenue recognition guidance under U.S. GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services.

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

Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize a right-of-use asset and a corresponding lease liability on its balance sheet. Both the asset and liability will initially be measured at the present value of the future minimum lease payments. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. A modified retrospective approach is required. We plan on adopting the guidance on the effective date. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. We expect, upon adoption, nearly, if not all, of our leases will be recognized on our Consolidated Balance Sheet as operating lease liabilities and right-of-use assets. We do not expect the adoption of this standard to have a material impact on the pattern of lease related expenses currently recognized in our Consolidated Statements of Operations.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended June 29, 2018, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options except where their inclusion would be anti-dilutive. For the twenty-six weeks ended June 29, 2018, there were approximately 4,000 outstanding stock options that were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Total outstanding common stock equivalents at June 29, 2018 and June 30, 2017, were approximately 202,000 and 182,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Weighted average number of common shares used in basic net income (loss) per common share	4,924,245	5,025,676	4,953,701	5,025,532
Dilutive effects of stock options	6,956	54,293	-	57,902
Weighted average number of common shares used in diluted net income (loss) per common share	4,931,201	5,079,969	4,953,701	5,083,434

NOTE 3 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed an account purchase agreement with our lender, Wells Fargo Bank, N.A, which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum of $14.0 million. When the receivable is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, we owed approximately $854,000 at December 29, 2017, and at June 29, 2018 there was approximately $240,000 that was owed to us which is included in Other receivables on our Consolidated Balance Sheet. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At June 29, 2018, the effective interest rate was 4.50%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 29, 2018 and December 29, 2017, we were in compliance with this covenant. There was approximately $49,000 and $13,000 available to us under this agreement at June 29, 2018 and December 29, 2017, respectively.

As of June 29, 2018, we have a letter of credit with Wells Fargo for approximately $6.2 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	June 29, 2018	December 29, 2017
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(452,359)	(351,556)
Goodwill and other intangible assets, net	$3,984,773	$4,085,576

Amortization expense for the thirteen and twenty-six weeks ended June 29, 2018 was approximately $47,000 and $101,000, respectively. Amortization expense for the thirteen and twenty-six weeks ended June 30, 2017 was approximately $56,000 and $112,000, respectively.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company, or ACE, in all states in which we operate other than Washington and North Dakota. The ACE policy is a high deductible policy where we have primary responsibility for all claims. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of approximately $6.2 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within the particular state. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

As part of our high deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At June 29, 2018, our cash and non-cash collateral totaled approximately $6.4 million and consisted of cash deposits of approximately $202,000 and a letter of credit of approximately $6.2 million.

Workers’ compensation expense for our field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state government administered programs. Workers’ compensation expense for the thirteen and twenty-six weeks ended June 29, 2018 was approximately $869,000 and $1.9 million, respectively. Workers’ compensation expense for the thirteen and twenty-six weeks ended June 30, 2017 was approximately $787,000 and $1.6 million, respectively.

NOTE 6 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 equity awards, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. On November 17, 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which our Compensation Committee is authorized to issue awards for up to 500,000 shares of our common stock over the 10 year life of the plan. Pursuant to awards under these plans, there were approximately 72,000 and 191,000 stock options vested at June 29, 2018 and December 29, 2017, respectively.

The following table summarizes our stock options outstanding at December 29, 2017, and changes during the period ended June 29, 2018. The expired options were issued to our former CEO and subsequently cancelled pursuant to the severance agreement with him.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 29, 2017	254,995	$4.49	$2.68
Granted	117,500	5.67	3.15
Forfeited	(21,875)	6.15	3.31
Expired	(148,958)	3.21	2.28
Outstanding, June 29, 2018	201,662	5.94	3.18

The following table summarizes our non-vested stock options outstanding at December 29, 2017, and changes during the period ended June 29, 2018:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 29, 2017	63,539	$5.47	$2.86
Granted	117,500	5.67	3.15
Forfeited	(21,875)	6.15	3.31
Vested	(29,375)	5.67	3.15
Non-vested, June 29, 2018	129,789	5.49	2.98

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock of $5.70 at June 29, 2018:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	201,662	$5.94	8.70	$749,737
Exercisable	71,873	6.76	7.13	9,937

The following table summarizes information about our stock options outstanding, and reflects weighted average contractual life at June 29, 2018:

	Outstanding options		Vested options
Range of exercise prices	Number of shares underlying options	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average remaining contractual life (years)
$4.80-7.00	171,664	9.62	42,916	9.62
$7.01-8.76	29,998	3.44	28,957	3.44
	201,662	8.70	71,873	7.13

At June 29, 2018, there was unrecognized stock-based compensation expense totaling approximately $301,000 relating to non-vested options that will be recognized over the next 3.0 years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended June 29, 2018, we purchased approximately 104,000 shares of common stock at an aggregate cost of approximately $590,000 resulting in an average price of $5.69 per share. These shares were subsequently retired. We have approximately $3.9 million remaining under the plan. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended June 29, 2018.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plans	Approximate remaining dollar value of shares that may be purchased under the plan
Period 4 (March 31, 2018 to April 27, 2018)	34,310	$5.67	637,843	$4,302,380
Period 5 (April 28, 2018 to May 25, 2018)	26,382	5.77	664,225	4,150,262
Period 6 (May 26, 2018 to June 29, 2018)	42,900	5.66	707,125	3,907,442
Total	103,592	5.69

Subsequent to June 29, 2018 through August 10, 2018, we have repurchased approximately 63,000 additional shares at an aggregate cost of approximately $375,000.

NOTE 8 – INCOME TAX

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the interim periods differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and change in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known or as the tax environment changes.

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

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Freestone Insurance Company Liquidation: From July 2008 through April 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, or AMS, through a master policy with Freestone Insurance Company, or Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage through AMS.

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

In conjunction with recent management, board, and audit committee changes, we have reviewed the estimated costs and potential benefits of pursuing priority claimant status in the liquidation proceeding and have altered our planned long-term strategy.  Given that Freestone has negative equity, the complexity of this matter, our experience to date, and the amount of time this matter has remained unresolved, we believe the continuation of our efforts to achieve priority status will not necessarily prove cost-effective.  While we will continue to seek priority status, we have determined that our stockholders will be best served by a more measured investment in the recovery effort.  While we are hopeful for a more positive outcome, we believe that without significant investment it is more likely than not that we will be treated in a similar manner as other creditors, resulting in our priority claim having no value. Based on court filings and other information made available to us, we estimate the ratio between Freestone’s liquid assets and liabilities to be approximately 20%.  We now believe this ratio applied to our deposit represents the best estimate of the high end of the range of our ultimate recovery. Accordingly, we increased the reserve on this asset by approximately $1.5 million in the first quarter of 2018 resulting in a net carrying amount of $260,000.

We believe that our recovery, if any, of the deposits placed with Freestone and its affiliates will be the greater of: (i) the amount determined and allowed resulting from a tracing analysis of our collateral deposits; or (ii) the amount we would receive in distribution as a general unsecured claimant based on the amount of our collateral deposit. The Company and its counsel, in conjunction and coordination with counsel for other potentially aggrieved collateral depositors, are working diligently in order to maximize our recovery of collateral deposits previously made to Freestone and achieve the best possible outcome for our stockholders. Ultimately, the amount of the collateral deposit to be returned will be determined by the Chancery Court in Delaware, after hearing evidence and arguments from all engaged parties.

Management reviews these deposits at each balance sheet date and estimates the future range in loss related to this matter could be as high as $260,000, the net balance of the deposit.

Legal Proceedings: From time to time, we are involved in various legal proceedings. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 29, 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Form 10-Q may contain forward-looking statements. These statements relate to Command Center, Inc.’s (“Command Center”, the “Company”, “we”, “us” or “our”) expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 29, 2017. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

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

As of August 6, 2018, we owned and operated 67 on-demand labor branches across 22 states.

Results of Operations

The following tables reflect operating results for the thirteen and twenty-six week periods ended June 29, 2018, compared to the thirteen and twenty-six week periods ended June 30, 2017 (in thousands except percentages) and serves as the basis for the narrative that follows. Percentages reflect line item amounts as a percentage of revenue. The tables serve as the basis for the narrative that follows.

	Thirteen weeks ended
	June 29, 2018		June 30, 2017
Revenue	$24,176	100.0%	$24,504	100.0%
Cost of staffing services	17,899	74.0%	18,011	73.5%
Gross profit	6,277	26.0%	6,493	26.5%
Selling, general and administrative expenses	5,369	22.2%	5,165	21.1%
Depreciation and amortization	88	0.4%	96	0.4%
Income from operations	820	3.4%	1,232	5.0%
Interest expense and other financing expense	-	0.0%	1	0.0%
Net income before income taxes	820	3.4%	1,231	5.0%
Provision for income taxes	257	1.1%	496	2.0%
Net income	$563	2.3%	$735	3.0%
Non-GAAP data
EBITDA	$908	3.8%	$1,328	5.4%
Adjusted EBITDA	1,295	5.4%	1,336	5.5%

	Twenty-six weeks ended
	June 29, 2018		June 30, 2017
Revenue	$46,643	100.0%	$46,852	100.0%
Cost of staffing services	34,772	74.5%	34,621	73.9%
Gross profit	11,871	25.5%	12,231	26.1%
Selling, general and administrative expenses	12,582	27.0%	10,508	22.4%
Depreciation and amortization	181	0.4%	192	0.4%
Income (loss) from operations	(892)	(1.9)%	1,531	3.3%
Interest expense and other financing expense	2	0.0%	1	0.0%
Net income (loss) before income taxes	(894)	(1.9)%	1,530	3.3%
Provision (benefit) for income taxes	(240)	(0.5)%	613	1.3%
Net (loss) income	$(654)	(1.4)%	$917	2.0%
Non-GAAP data
EBITDA	$(711)	(1.5)%	$1,723	3.7%
Adjusted EBITDA	1,712	3.7%	1,741	3.7%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, and certain non-recurring charges. We utilize adjusted EBITDA as a financial measure, as management believes investors find it a useful tool to perform more meaningful comparisons of past, present and future operating results and as a means to evaluate our operational results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States, or U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that our branches cannot control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our stock and stock options. In addition, by excluding certain non-recurring charges adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges. For all of these reasons, we believe that adjusted EBITDA provides us and investors with information that is relevant and useful in evaluating our business.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 29, 2018	June 30, 2017	June 29, 2018	June 30, 2017
Net income (loss)	$563	$735	$(654)	$917
Interest expense	-	1	2	1
Provision (benefit) for income taxes	257	496	(240)	613
Depreciation and amortization	88	96	181	192
EBITDA	908	1,328	(711)	1,723
Non-cash compensation	192	8	218	18
Reserve for workers' compensation deposit		-	1,540	-
Proxy settlement	100	-	100	-
Executive severance	95	-	565	-
Adjusted EBITDA	$1,295	$1,336	$1,712	$1,741

Thirteen Weeks Ended June 29, 2018

Summary of operations: Revenue for the thirteen weeks ended June 29, 2018 was approximately $24.2 million, a decrease of approximately $328,000, or 1.3%, from $24.5 million for the thirteen weeks ended June 30, 2017. This decrease is due to higher than normal turnover in sales positions due to increased competition in the job market related to low unemployment rates.

Cost of staffing services: Cost of staffing services was 74.0% of revenue in the thirteen weeks ended June 29, 2018 compared to 73.5% for the thirteen weeks ended June 30, 2017. This increase was due to relative increases in workers’ compensation costs, and field team member wages and related payroll taxes. These increases were partially offset by relative decreases in state unemployment expense, per diem, and transportation costs.

Selling, general and administrative expenses, or SG&A: SG&A for the thirteen weeks ended June 29, 2018, was approximately $5.4 million, an increase of approximately $204,000 from $5.2 million for the thirteen weeks ended June 30, 2017. Relative to revenue, SG&A increased 1.1% to 22.2% for the thirteen weeks ended June 29, 2018, from 21.1% for the thirteen weeks ended June 30, 2017. This increase is primarily due to increased internal salaries and benefits, which includes severance of $95,000, and increased stock based compensation. These increases were offset partially by decreased contract labor costs and consulting, and a refund of our workers’ compensation risk pool deposit with AIG in excess of what was recorded of approximately $198,000. Also included in SG&A this quarter is a one-time $100,000 expense related to the settlement of the recent proxy contest.

Twenty-six Weeks Ended June 29, 2018

Summary of operations: Revenue for the twenty-six weeks ended June 29, 2018 was approximately $46.6 million, a decrease of approximately $209,000, or 0.4%, from $46.9 million for the twenty-six weeks ended June 30, 2017. This decrease is due to higher than normal turnover in sales positions due to increased competition in the job market related to low unemployment rates.

Cost of staffing services: Cost of staffing services was 74.5% of revenue in the twenty-six weeks ended June 29, 2018 compared to 73.9% for the twenty-six weeks ended June 30, 2017. This increase was due to relative increases in workers’ compensation costs, and field team member wages and related payroll taxes. These increases were partially offset by relative decreases in state unemployment expense, per diem, transportation, and other materials costs.

Selling, general and administrative expenses, or SG&A: SG&A for the twenty-six weeks ended June 29, 2018, was approximately $12.6 million, an increase of approximately $2.1 million from $10.5 million for the twenty-six weeks ended June 30, 2017. This increase is primarily due to the impairment of our workers’ compensation deposit in receivership of approximately $1.5 million. Also included in SG&A are non-recurring executive severance expenses of approximately $565,000, and a one-time $100,000 expense related to the settlement of the recent proxy contest. These non-recurring expenses combine to approximately $2.2 million, or 17.5% of total SG&A. Other increases in SG&A included an increase in payroll and payroll related taxes, which were more than offset by a reduction in contract labor.

Liquidity and Capital Resources

At June 29, 2018, our current assets exceeded our current liabilities by approximately $13.3 million. Included in current assets is cash of approximately $5.8 million and net accounts receivable of approximately $9.5 million. Included in current liabilities are accrued wages and benefits of approximately $1.6 million, and the current portion of our workers’ compensation claims liability of approximately $1.0 million.

Operating activities: Through the twenty-six weeks ended June 29, 2018, net cash used by operating activities totaled approximately $87,000 compared to cash provided by operating activities of approximately $935,000 through the twenty-six weeks ended June 30, 2017. Operating activity through the second quarter of 2018 included a net loss of approximately $654,000, an increase in our deferred tax asset of approximately $390,000, an increase in prepaid workers’ compensation of approximately $314,000, a decrease in accounts payable of approximately $273,000, and a decrease in other current liabilities of approximately $365,000. These uses of cash were partially offset by a decrease of approximately $1.5 million in our workers’ compensation risk pool deposit in receivership, and a decrease in workers’ compensation risk pool deposits of approximately $100,000. Operating activity through the second quarter of 2017 included net income of approximately $917,000, a decrease in our deferred tax asset of approximately $613,000, a decrease in accounts receivable of approximately $311,000, and an increase in accrued wages and benefits of approximately $212,000. These provisions were partially offset by our provision for bad debt of approximately $542,000 and a decrease in our workers’ compensation claims liability of approximately $639,000.

Investing activities: Through the twenty-six weeks ended June 29, 2018, net cash used in investing activities totaled approximately $65,000, compared to approximately $101,000 for the twenty-six weeks ended June 30, 2017. These decreases in cash primarily related to the purchase of capital equipment in both years. In 2018 this use of cash was offset by cash receipts of approximately $20,000 related to the sale of a vehicle.

Financing activities: Through the twenty-six weeks ended June 29, 2018, net cash used in financing activities totaled approximately $1.8 million compared to cash provided by financing activities of approximately $223,000 through the twenty-six weeks ended June 30, 2017. Financing activity through the second quarter of 2018 included a decrease in our account purchase agreement of approximately $1.1 million and the purchase of treasury stock of approximately $719,000. Financing activity in 2017 related to an increase in our account purchase agreement of approximately $223,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 29, 2018, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the interim period ended June 29, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal proceedings. Except for the Freestone Insurance Company liquidation proceedings as described in Note 9 to the Consolidated Financial Statements, we believe the outcomes of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations.

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 29, 2017 filed with the Securities and Exchange Commission on March 29, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the thirteen weeks ended June 29, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three year repurchase plan of our common stock. This plan replaces the previous plan, which was put in place in April 2015. As part of our stock repurchase program, we purchased approximately 104,000 shares of common stock at an aggregate cost of approximately $590,000 resulting in an average price of $5.69 per share. These shares were subsequently retired. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended June 29, 2018.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
Period 4 (March 31, 2018 to April 27, 2018)	34,310	$5.67	637,843	$4,302,380
Period 5 (April 28, 2018 to May 25, 2018)	26,382	5.77	664,225	4,150,262
Period 6 (May 26, 2018 to June 29, 2018)	42,900	5.66	707,125	3,907,442
Total	103,592	5.69

Subsequent to June 29, 2018 through August 2, 2018, we have repurchased approximately 50,000 additional shares at an aggregate cost of approximately $302,000.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

In July 2018, our Board of Directors named R. Rimmy Malhotra and JD Smith as co-chairmen of our Board, updated the membership of our Board committees, and disbanded the Executive Committee. The table below shows the current membership for each of our standing Board committees and our special Board committee:

Audit Committee	Compensation Committee	Nominating and Governance Committee	Strategic Alternatives Committee
Galen Vetter (Chair)	Steven Bathgate (Chair)	JD Smith (Chair)	R. Rimmy Malhotra (Chair)
Steven P. Oman	Larry Hagenbuch	Steven P. Oman	Steven Bathgate
Larry Hagenbuch	R. Rimmy Malhotra	Galen Vetter	JD Smith
Larry Hagenbuch

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Company and Richard K. Coleman, Jr. effective April 1, 2018. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 2, 2018.
10.2	Severance Agreement between Command Center, Inc. and Frederick Sandford dated March 28, 2018. Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on April 3, 2018.
10.3
Settlement Agreement, dated April 16, 2018, among Command Center, Inc., Ephraim Fields, Echo Lake Capital, Keith Rosenbloom, Lawrence F. Hagenbuch, Randall Bort, and Sean Gelston. Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on April 18, 2018.

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

Command Center, Inc.

/s/ Richard K. Coleman, Jr.	August 13, 2018
Richard K. Coleman, Jr	Date
President and Chief Executive Officer

/s/ Cory Smith	August 13, 2018
Cory Smith	Date
Chief Financial Officer