Form 10-Q
period 2018-09-28
Command Center, Inc.
filed 2018-11-06
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 28, 2018

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact name of registrant as specified in its charter)

Washington	91-2079472
(State of incorporation)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Blvd., Suite 250, Lakewood, CO	80235
(Address of Principal Executive Offices)	(Zip Code)

 Registrant's telephone number, including area code: (866) 464-5844

Indicate by check mark whether the Registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer ☐ , a smaller reporting company ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at November 5, 2018: 4,714,924

Command Center, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Balance Sheets

	September 28, 2018	December 29, 2017
ASSETS	(unaudited)
Current assets
Cash	$6,258,315	$7,768,631
Restricted cash	44,400	12,853
Accounts receivable, net of allowance for doubtful accounts	9,799,977	9,394,376
Prepaid expenses, deposits and other assets	415,535	740,280
Prepaid workers' compensation	299,665	167,597
Current portion of workers' compensation deposits	-	99,624
Total current assets	16,817,892	18,183,361
Property and equipment, net	383,375	372,145
Deferred tax asset	1,131,178	721,602
Workers' compensation risk pool deposit, less current portion	178,084	201,563
Workers' compensation risk pool deposit in receivership, net	260,000	1,800,000
Goodwill and other intangible assets, net	3,957,836	4,085,576
Total assets	$22,728,365	$25,364,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$490,823	$563,402
Account purchase agreement facility	211,570	853,562
Other current liabilities	562,309	898,809
Accrued wages and benefits	1,566,522	1,503,688
Current portion of workers' compensation claims liability	1,013,238	1,031,500
Total current liabilities	3,844,462	4,850,961
Workers' compensation claims liability, less current portion	1,001,208	917,497
Total liabilities	4,845,670	5,768,458
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,714,924 and 4,993,672 shares issued and outstanding, respectively	4,715	4,994
Additional paid-in capital	54,610,425	56,211,837
Accumulated deficit	(36,732,445)	(36,621,042)
Total stockholders' equity	17,882,695	19,595,789
Total liabilities and stockholders' equity	$22,728,365	$25,364,247

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Revenue	$26,309,035	$26,703,266	$72,952,418	$73,555,175
Cost of staffing services	19,855,146	19,513,757	54,627,143	54,134,575
Gross profit	6,453,889	7,189,509	18,325,275	19,420,600
Selling, general and administrative expenses	5,630,260	5,483,857	18,212,788	15,991,976
Depreciation and amortization	72,548	96,368	253,065	288,195
Income (loss) from operations	751,081	1,609,284	(140,578)	3,140,429
Interest (income) expense and other financing expense	(553)	6,263	1,876	7,492
Net income (loss) before income taxes	751,634	1,603,021	(142,454)	3,132,937
Provision (benefit) for income taxes	205,284	752,223	(34,362)	1,364,791
Net income (loss)	$546,350	$850,798	$(108,092)	$1,768,146

Earnings (loss) per share:
Basic	$0.11	$0.17	$(0.02)	$0.35
Diluted	$0.11	$0.17	$(0.02)	$0.35

Weighted average shares outstanding:
Basic	4,808,698	5,051,960	4,905,367	5,051,745
Diluted	4,812,908	5,108,104	4,905,367	5,108,539

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Thirty-nine weeks ended
	September 28, 2018	September 29, 2017
Cash flows from operating activities
Net (loss) income	$(108,092)	$1,768,146
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	253,065	288,195
Provision for bad debt	53,395	161,008
Stock based compensation	306,704	121,989
Reserve on workers' compensation risk pool deposit in receivership	1,540,000	-
Cumulative effect of accounting change	(3,311)	-
Deferred tax asset	(409,576)	1,008,089
Gain on disposition of property and equipment	(6,709)	-
Changes in operating assets and liabilities:
Accounts receivable	(458,996)	(840,468)
Prepaid expenses, deposits, and other assets	324,745	152,229
Prepaid workers' compensation	(132,068)	442,954
Other receivables	-	(63,529)
Accounts payable	(72,579)	(354,684)
Other current liabilities	(336,500)	254,735
Accrued wages and benefits	(177,836)	127,206
Workers' compensation risk pool deposits	123,103	12,153
Workers' compensation claims liability	65,449	(570,278)
Net cash provided by operating activities	960,794	2,507,745
Cash flows from investing activities
Purchase of property and equipment	(150,371)	(102,170)
Proceeds from the sale of property and equipment	20,525	-
Net cash used in investing activities	(129,846)	(102,170)
Cash flows from financing activities
Net change in account purchase agreement facility	(641,992)	682,962
Purchase of treasury stock	(1,667,725)	(54,976)
Net cash (used in) provided by financing activities	(2,309,717)	627,986
Net (decrease) increase in cash	(1,478,769)	3,033,561
Cash, beginning of period	7,781,484	3,047,417
Cash, end of period	$6,302,715	$6,080,978
Supplemental disclosure of non-cash activities
Purchase of vested stock options	240,670	-
Supplemental disclosure of cash flow information
Interest paid	2,615	7,492
Income taxes paid	(32,654)	65,837

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 29, 2017. The results of operations for the thirty-nine weeks ended September 28, 2018 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Consolidation: The consolidated financial statements include the accounts of Command Center and all of our wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates:  The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include the allowance for doubtful accounts, workers’ compensation risk pool deposits and related allowances, and workers’ compensation claims liability.

Concentrations: At September 28, 2018, 11.0% of accounts receivable were due from a single client. For the period ended September 28, 2018, 8.4% of our total revenue came from that same client. At December 29, 2017, 11.8% of accounts receivable were due from a single customer. For the period ended December 29, 2017, 8.5% of our total revenue came from that same client. At September 28, 2018, 33.9% of accounts payable were due to two vendors.

Revenue recognition: Revenue is recognized at the time we satisfy our performance obligation. Because our clients receive and consume the benefits of our services simultaneously, our performance obligations are typically satisfied when our services are provided. Revenue is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities.

Below are summaries of our revenue disaggregated by industry (in thousands, except percentages):

	Thirteen weeks ended
	September 28, 2018		September 29, 2017
Industrial, manufacturing and warehousing	$8,724	33.2%	$9,234	34.6%
Construction	5,703	21.7%	5,811	21.8%
Hospitality	4,491	17.1%	4,899	18.3%
Transportation	3,805	14.5%	3,624	13.6%
Retail and Other	3,586	13.5%	3,135	11.7%
Total	$26,309	100.0%	$26,703	100.0%

	Thirty-nine weeks ended
	September 28, 2018		September 29, 2017
Industrial, manufacturing and warehousing	$25,924	35.5%	$24,525	33.3%
Construction	14,173	19.5%	15,307	20.9%
Hospitality	12,284	16.8%	13,997	19.0%
Transportation	11,058	15.2%	10,578	14.4%
Retail and Other	9,514	13.0%	9,148	12.4%
Total	$72,952	100.0%	$73,555	100.0%

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

The new standard became effective for us beginning December 30, 2017. We implemented the standard using the modified retrospective approach which recognized the cumulative effect of application on that date. As a result of adopting this new standard, we made an adjustment that increased Revenue on our Consolidated Statement of Income and decreased Accumulated deficit on our Consolidated Balance Sheet by approximately $3,000. We have applied the guidance in this new standard to all contracts at the date of initial application.

Recent accounting pronouncements: In February 2016, the FASB issued ASU 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize a right-of-use asset and a corresponding lease liability on its balance sheet. Both the asset and liability will initially be measured at the present value of the future minimum lease payments. Consistent with current U.S. GAAP, the presentation of expenses and cash flows will depend primarily on the classification of the lease as either a finance or an operating lease. The new standard also requires additional quantitative and qualitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases in order to provide additional information about the nature of an organization’s leasing activities. This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018, with early adoption permitted. We plan to adopt the guidance on the effective date using the prospective approach. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures. We expect, upon adoption, nearly, if not all, of our leases will be recognized on our Consolidated Balance Sheet as operating lease liabilities and right-of-use assets. We do not expect the adoption of this standard to have a material impact on the pattern of lease related expenses currently recognized in our Consolidated Statements of Operations.

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

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended September 28, 2018, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. For the thirty-nine weeks ended September 28, 2018, there were approximately 4,000 outstanding stock options that were excluded from the diluted earnings per share calculation because their inclusion would have been anti-dilutive. Total outstanding common stock equivalents at September 28, 2018 and September 29, 2017, were approximately 175,000 and 255,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Weighted average number of common shares used in basic net income per common share	4,808,698	5,051,960	4,905,367	5,051,745
Dilutive effects of stock options	4,210	56,144	-	56,794
Weighted average number of common shares used in diluted net income per common share	4,812,908	5,108,104	4,905,367	5,108,539

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

Pursuant to this agreement, we owed approximately $212,000 and $854,000 at September 28, 2018 and December 29, 2017, respectively. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At September 28, 2018, the effective interest rate was 4.76%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other similar assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At September 28, 2018 and December 29, 2017, we were in compliance with this covenant. There was approximately $23,000 and $13,000 available to us under this agreement at September 28, 2018 and December 29, 2017, respectively.

As of September 28, 2018, we have a letter of credit with Wells Fargo for approximately $6.2 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes the goodwill and intangible asset balances:

	September 28, 2018	December 29, 2017
Goodwill	$3,777,568	$3,777,568
Intangible assets	659,564	659,564
Accumulated amortization	(479,296)	(351,556)
Goodwill and other intangible assets, net	$3,957,836	$4,085,576

Amortization expense for the thirteen and thirty-nine weeks ended September 28, 2018 was approximately $27,000 and $128,000, respectively. Amortization expense for the thirteen and thirty-nine weeks ended September 29, 2017 was approximately $56,000 and $167,000, respectively.

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company, or ACE, in all states in which we operate other than Washington and North Dakota. The ACE policy is a high deductible policy where we have primary responsibility for all claims. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of approximately $6.2 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within each particular state. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

As part of our high deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At September 28, 2018, our cash and non-cash collateral totaled approximately $6.4 million and consisted of cash deposits of approximately $178,000 and a letter of credit of approximately $6.2 million.

Workers’ compensation expense for our field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third-party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state administered programs. Workers’ compensation expense for the thirteen and thirty-nine weeks ended September 28, 2018 was approximately $1.4 million and $3.2 million, respectively. Workers’ compensation expense for the thirteen and thirty-nine weeks ended September 29, 2017 was approximately $900,000 and $2.4 million, respectively.

NOTE 6 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 equity awards, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. In November 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which our Compensation Committee is authorized to issue awards for up to 500,000 shares of our common stock over the 10 year life of the plan. Pursuant to awards under these plans, there were approximately 72,000 and 191,000 stock options vested at September 28, 2018 and December 29, 2017, respectively.

The following table summarizes our stock options outstanding at December 29, 2017, and changes during the period ended September 28, 2018. The majority of the expired options were issued to our former CEO and subsequently cancelled pursuant to the severance agreement with him.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 29, 2017	254,995	$4.49	$2.68
Granted	117,500	5.67	3.15
Forfeited	(42,187)	5.61	2.96
Expired	(155,728)	3.29	2.30
Outstanding, September 28, 2018	174,580	6.08	3.27

The following table summarizes our non-vested stock options outstanding at December 29, 2017, and changes during the period ended September 28, 2018:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 29, 2017	63,539	$5.47	$2.86
Granted	117,500	5.67	3.15
Forfeited	(42,186)	5.61	2.96
Vested	(36,145)	5.55	3.04
Non-vested, September 28, 2018	102,708	5.61	3.09

The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock of $5.67 at September 28, 2018:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	174,580	$6.08	8.37	$591,751
Exercisable	71,872	6.76	6.88	9,400

The following table summarizes information about our stock options outstanding, and reflects weighted average contractual life at September 28, 2018:

	Outstanding options		Vested options
Range of exercise prices	Number of shares underlying options	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average remaining contractual life (years)
$4.80 - 7.00	144,582	9.44	42,916	9.37
7.01 - 8.76	29,998	3.19	28,957	3.19
	174,580	8.70	71,872	7.13

In July 2018, our Board of Directors authorized a restricted stock grant of approximately 48,000 shares, valued at $300,000, to our six non-employee directors. These shares will vest in equal installments at each grant date anniversary over the next two years.

At September 28, 2018, there was unrecognized stock-based compensation expense totaling approximately $513,000 relating to non-vested options and restricted stock grants that will be recognized over the next 2.8 years.

NOTE 7 – STOCKHOLDERS’ EQUITY

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended September 28, 2018, we purchased approximately 164,000 shares of common stock at an aggregate cost of approximately $949,000 resulting in an average price of $5.80 per share. These shares were subsequently retired. We have approximately $3.0 million remaining under the plan. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended September 28, 2018.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
Period 7 (June 30, 2018 to July 27, 2018)	36,275	$6.03	743,400	$3,688,744
Period 8 (July 28, 2018 to August 24, 2018)	57,400	5.69	800,800	3,361,906
Period 9 (August 25, 2018 to September 28, 2018)	69,993	5.77	870,793	2,958,257
Total	163,668	5.80

Subsequent to September 28, 2018, through November 2, 2018, we have repurchased approximately 16,000 additional shares at an aggregate cost of approximately $88,000.

NOTE 8 – INCOME TAX

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the interim periods differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

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

From April 2012 through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, who changed its corporate name to Freestone Insurance Company. Under the terms of the policies, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting deposit to secure our obligation up to the deductible amount.

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

During the second quarter of 2015 and the first quarter of 2016, it became apparent that there was significant uncertainty related to the collectability of the $500,000 deposit with AMS related to our insurance coverage from July 2008 through April 2011. Because of this, we recorded a reserve of $250,000 in each of those quarters, fully reserving this deposit.

In conjunction with recent management, board, and audit committee changes, we have reviewed the estimated costs and potential benefits of pursuing priority claimant status in the liquidation proceeding and have altered our planned long-term strategy.  Given that Freestone has negative equity, the complexity of this matter, our experience to date, and the amount of time this matter has remained unresolved, we believe the continuation of our efforts to achieve priority status will not necessarily prove cost-effective.  While we will continue to seek priority status, we have determined that our stockholders will be best served by a more measured investment in the recovery effort.  While we are hopeful for a more positive outcome, we believe that without significant investment, it is more likely than not that we will be treated in a similar manner as other creditors, resulting in our priority claim having no value. Based on court filings and other information made available to us, we estimate the ratio between Freestone’s liquid assets and liabilities to be approximately 20%.  We now believe this ratio applied to our deposit represents the best estimate of the high end of the range of our ultimate recovery. Accordingly, we increased the reserve on this asset by approximately $1.5 million in the first quarter of 2018 resulting in a net carrying amount of $260,000.

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

Legal Proceedings: From time to time, we are involved in various legal proceedings. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 28, 2018.

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

Overview

We are a staffing company operating primarily in the manual on-demand labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. All of our temporary staff, which we refer to as field team members, are employed by us. Most of our work assignments are short-term, and many are filled with little notice from our customers. In addition to short and longer term temporary work assignments, we sometimes recruit and place workers into temp-to-hire positions.

As of November 5, 2018, we owned and operated 67 on-demand labor branches across 22 states.

Results of Operations

The following tables reflect operating results for the thirteen and thirty-nine week periods ended September 28, 2018, compared to the thirteen and thirty-nine week periods ended September 29, 2017 (in thousands except percentages). Percentages reflect line item amounts as a percentage of revenue. The tables serve as the basis for the narrative that follows.

	Thirteen weeks ended
	September 28, 2018		September 29, 2017
Revenue	$26,309	100.0%	$26,703	100.0%
Cost of staffing services	19,855	75.5%	19,514	73.1%
Gross profit	6,454	24.5%	7,189	26.9%
Selling, general and administrative expenses	5,630	21.4%	5,484	20.5%
Depreciation and amortization	73	0.2%	96	0.4%
Income from operations	751	2.9%	1,609	6.0%
Interest (income) expense and other financing expense	(0)	0.0%	6	0.0%
Net income before income taxes	751	2.9%	1,603	6.0%
Provision for income taxes	205	0.8%	752	2.8%
Net income	$546	2.1%	$851	3.2%
Non-GAAP data
EBITDA	$824	3.1%	$1,706	6.4%
Adjusted EBITDA	912	3.5%	1,809	6.8%

	Thirty-nine weeks ended
	September 28, 2018		September 29, 2017
Revenue	$72,952	100.0%	$73,555	100.0%
Cost of staffing services	54,627	74.9%	54,135	73.6%
Gross profit	18,325	25.1%	19,420	26.4%
Selling, general and administrative expenses	18,213	25.0%	15,992	21.7%
Depreciation and amortization	253	0.3%	288	0.4%
Income (loss) from operations	(141)	(0.2)%	3,140	4.3%
Interest expense and other financing expense	1	0.0%	7	0.0%
Net income (loss) before income taxes	(142)	(0.2)%	3,133	4.3%
Provision (benefit) for income taxes	(34)	(0.1)%	1,365	1.9%
Net income (loss)	$(108)	(0.1)%	$1,768	2.4%
Non-GAAP data
EBITDA	$112	0.2%	$3,428	4.7%
Adjusted EBITDA	2,625	3.6%	3,550	4.8%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, and certain non-recurring charges. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States, or U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our stock and stock option awards. In addition, by excluding certain non-recurring charges, adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Thirteen weeks ended		Thirty-nine weeks ended
	September 28, 2018	September 29, 2017	September 28, 2018	September 29, 2017
Net income (loss)	$546	$851	$(108)	$1,768
Interest (income) expense	(0)	6	1	7
Provision (benefit) for income taxes	205	752	(34)	1,365
Depreciation and amortization	73	96	253	288
EBITDA	824	1,705	112	3,428
Non-cash compensation	88	104	307	122
Reserve for workers' compensation deposit	-	-	1,540	-
Other non-recurring expense	-	-	665	-
Adjusted EBITDA	$912	$1,809	$2,624	$3,550

Thirteen Weeks Ended September 28, 2018

Summary of operations: Revenue for the thirteen weeks ended September 28, 2018 was approximately $26.3 million, a decrease of approximately $394,000, or 1.5%, from $26.7 million for the thirteen weeks ended September 29, 2017. This decrease is due to higher than normal turnover in sales positions due to increased competition in the labor market.

Cost of staffing services: Cost of staffing services was 75.5% of revenue in the thirteen weeks ended September 28, 2018 compared to 73.1% for the thirteen weeks ended September 29, 2017. This increase was primarily due to an increase in workers’ compensation claims payments during the third quarter of 2018 compared to the third quarter 2017. The increase in 2018 was also significantly impacted by changes in our workers’ compensation claims liability. Our third-party actuarial analysis resulted in a significant decrease in this liability in the third quarter of 2017, compared to a slight increase in 2018. Low unemployment rates in the job market also led to a slight increase in field team member wages and related payroll taxes. These increases were partially offset by a relative decrease in state unemployment expense.

Selling, general and administrative expenses, or SG&A: SG&A for the thirteen weeks ended September 28, 2018 was approximately $5.6 million, an increase of approximately $146,000 from $5.5 million for the thirteen weeks ended September 29, 2017. Relative to revenue, SG&A increased 0.9% to 21.4% for the thirteen weeks ended September 28, 2018, from 20.5% for the thirteen weeks ended September 29, 2017. This increase is primarily due to increased recruiting costs due to higher field team member turnover, increased internal salaries related to increases in pay rates to our hourly employees, and increased benefits expense for our internal employees. These increases were partially offset by a decrease in bad debt expense due to improved credit management practices, as well as lower contract labor costs.

Thirty-nine Weeks Ended September 28, 2018

Summary of operations: Revenue for the thirty-nine weeks ended September 28, 2018 was approximately $73.0 million, a decrease of approximately $603,000, or 0.8%, from $73.6 million for the thirty-nine weeks ended September 29, 2017. This decrease is due to higher than normal turnover in sales positions due to increased competition in the labor market.

Cost of staffing services: Cost of staffing services was 74.9% of revenue in the thirty-nine weeks ended September 28, 2018 compared to 73.6% for the thirty-nine weeks ended September 29, 2017. This increase was due to relative increases in workers’ compensation costs, and field team member wages and related payroll taxes. These increases were partially offset by relative decreases in state unemployment expense, per diem, transportation, and other materials costs.

Selling, general and administrative expenses, or SG&A: SG&A for the thirty-nine weeks ended September 28, 2018 was approximately $18.2 million, an increase of approximately $2.2 million from $16.0 million for the thirty-nine weeks ended September 29, 2017. This increase is primarily due to the impairment of our workers’ compensation deposit in receivership of approximately $1.5 million. Also included in SG&A are non-recurring executive severance expenses of approximately $565,000, and a one-time $100,000 expense related to the settlement of the recent proxy contest. These non-recurring expenses combine to approximately $2.2 million, or 12.1% of total SG&A. Other increases in SG&A included an increase in stock based compensation and an increase in payroll and payroll related taxes. These increases were partially offset by decreased bad debt expense and a refund of our workers’ compensation risk pool deposit in excess of what was recorded of approximately $198,000.

Liquidity and Capital Resources

Our primary source of cash and liquidity to fund our ongoing operations are derived from the revenue we generate from clients utilizing our services. The primary use of our cash and liquidity is the compensation paid to our field team members and internal staff, the payroll taxes associated with that compensation, and SG&A. At September 28, 2018, our current assets exceeded our current liabilities by approximately $13.0 million. Included in current assets is cash of approximately $6.3 million and net accounts receivable of approximately $9.8 million. Included in current liabilities are accrued wages and benefits of approximately $1.6 million, and the current portion of our workers’ compensation claims liability of approximately $1 million.

Operating activities: Through the thirty-nine weeks ended September 28, 2018, net cash provided by operating activities totaled approximately $961,000 compared to approximately $2.5 million through the thirty-nine weeks ended September 29, 2017. Operating activity through the third quarter of 2018 included a net loss of approximately $108,000, a decrease of approximately $1.5 million in our workers’ compensation risk pool deposit in receivership, and a decrease in prepaid expense, deposits, and other assets of approximately $325,000. These provisions were offset by an increase in accounts receivable of approximately $459,000, an increase in our deferred tax asset of approximately $410,000, a decrease in other current liabilities of approximately $337,000, and a decrease in accrued wages and benefits of approximately $178,000. Operating activity through the third quarter of 2017 included net income of $1.8 million, a decrease in our deferred tax asset of approximately $1.0 million, and a decrease in prepaid workers compensation of approximately $443,000. These provisions were partially offset by an increase in accounts receivable of approximately $840,000, a decrease in our workers’ compensation claims liability of approximately $570,000, and a decrease in accounts payable of approximately $355,000.

Investing activities: Through the thirty-nine weeks ended September 28, 2018, net cash used in investing activities totaled approximately $130,000, compared to approximately $102,000 for the thirty-nine weeks ended September 29, 2017. These decreases in cash primarily related to the purchase of capital equipment in both years. In 2018 this use of cash was offset by cash receipts of approximately $21,000, primarily related to the sale of a vehicle.

Financing activities: Through the thirty-nine weeks ended September 28, 2018, net cash used in financing activities totaled approximately $2.3 million, compared to cash provided by financing activities of approximately $628,000 through the thirty-nine weeks ended September 29, 2017. Financing activity through the third quarter of 2018 included a decrease in our account purchase agreement of approximately $642,000, and the purchase of treasury stock of approximately $1.7 million. Financing activity in 2017 related to an increase in our account purchase agreement of approximately $683,000, which was partially offset by the purchase of treasury stock of approximately $55,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 28, 2018, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during the interim period ended September 28, 2018, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the thirteen weeks ended September 28, 2018.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended September 28, 2018, we purchased approximately 164,000 shares of common stock at an aggregate cost of approximately $949,000 resulting in an average price of $5.80 per share. These shares were subsequently retired. We have approximately $3.0 million remaining under the plan. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended September 28, 2018.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
Period 7 (June 30, 2018 to July 27, 2018)	36,275	$6.03	743,400	$3,688,744
Period 8 (July 28, 2018 to August 24, 2018)	57,400	5.69	800,800	3,361,906
Period 9 (August 25, 2018 to September 28, 2018)	69,993	5.77	870,793	2,958,257
Total	163,668	5.80

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement between the Company and Brendan Simaytis, effective June 1, 2018. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on July 6, 2018.
10.2	Employment Agreement between the Company and Cory Smith, effective June 1, 2018. Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on July 6, 2018.
31.1	Certification of Richard K. Coleman, Jr., Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Cory Smith, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Command Center, Inc.

/s/Richard K. Coleman, Jr.	November 6, 2018
Richard K. Coleman, Jr.	Date
President and Chief Executive Officer

/s/Cory Smith	November 6, 2018
Cory Smith	Date
Chief Financial Officer