Form 10-K
period 2018-12-28
Command Center, Inc.
filed 2019-04-09
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2018

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

Registrant’s Telephone Number, including Area Code: (866) 464-5844

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer ☐ , accelerated filer ☐ , non-accelerated filer ☐ , smaller reporting company  ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐·No☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was last sold, as of the last business day of the second fiscal quarter, June 29, 2018, was approximately $16,500,000.

As of April 9, 2019, there were 4,629,331 common shares of the registrant’s common stock outstanding.

The following document is incorporated by reference into Parts I, II, III, and IV of this report:  None.

Command Center, Inc.
2018 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (this "Form 10-K") may contain forward-looking statements. These statements relate to our expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. In addition to other factors discussed in this Form 10-K, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of this Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this Form 10-K, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

PART I

Item 1. Business

Introduction and General Background

Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a staffing company, operating primarily in the manual on-demand labor segment of the staffing industry. In 2018, we employed approximately 32,000 employees and provided services to approximately 3,600 customers, primarily in the industrial/manufacturing/warehousing, construction, hospitality, transportation, and retail industries. Our customers range in size from small businesses to large corporate enterprises. All of our temporary staff, whom we refer to as "field team members," are employed by us. Most of our work assignments are short-term, and many are filled on little advanced notice from our customers. In addition to short and longer-term temporary work assignments, we sometimes recruit and place workers in temp-to-hire positions.

As of April 9, 2019, we owned and operated 67 on-demand labor locations, or branches, across 22 states. We currently operate as Command Center, Inc., and we are also known in some locations as Command Labor. All financial information is consolidated and reported in our consolidated financial statements. Our corporate headquarters is located in Lakewood, Colorado.

In prior years we were organized as Command Staffing, LLC. We were organized as a limited liability company in December 2002 and commenced operations in 2003 as a franchisor of on-demand labor businesses. In November 2005, Temporary Financial Services, Inc., a public company, acquired the assets of Command Staffing, LLC and Harborview Software, Inc., an affiliated company that owned the software used in the operation of our on-demand labor branches. The transaction was accounted for as if Command Staffing, LLC was the accounting acquirer, and our name changed to Command Center, Inc.

Industry Overview

The on-demand labor industry has developed based on the business need for flexible staffing solutions. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing business requirements. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers customers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruiting and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger pool of potential employees.

The on-demand labor industry continues to develop specialized market segments that reflect the diverse needs of the businesses it serves. Technical skills, prior work history, duration of assignment, and drug and background check requirements vary among industries and customers. We operate primarily within the short-term, semi-skilled and unskilled segments of the on-demand labor industry. We endeavor to customize our services according to the unique opportunities and assets presented by each of our branches, while leveraging our overall size when possible. This approach reduces our overhead costs, improves economies of scale, establishes procedural uniformity and internal controls, and creates a predictable internal environment for our field team members.

Business

Strategic Growth Opportunities:  We continue to improve our network of on-demand labor branches. We supply a quality workforce and we strive to consistently match the right field team members to the right jobs. We have 67 locally-managed branches throughout the United States that serve as trusted partners to businesses and job seekers alike. Customers, representing a variety of industries, trust us to learn their business and to plan ahead to address their dynamic staffing needs. Job seekers trust us to understand their complete employment picture and place them in on-demand, temporary, temp-to-hire, or permanent placement positions where they can grow, thrive, and provide immediate value. The total number of branches open and operating increased from 66 at the end of fiscal year 2017 to 67 at the end of fiscal year 2018. In 2019, we plan to continue our strategy of carefully balancing branch expansion against return on investment at existing locations. In doing so, we expect to concentrate our revenue growth efforts primarily on sales growth within our existing branch structure, while possibly opening new branches in areas that present exceptional opportunities, and looking for acquisitions that will expand our existing operational footprint. In all of our growth opportunities, we continue to emphasize the fundamentals of our business: sell to quality accounts, increase margins where possible, and provide exceptional customer service.

On-demand Labor Branch Operations:  In 2018, we continued to focus on the basics of our business: service consistency and excellence, margin improvement, cost containment, sales effectiveness, and company culture. We concentrated on these measures to improve profitability and solidify the groundwork for future growth.

Our branches are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services that are important to our field team members. We have developed a branch demographic model to identify and qualify potential future locations.

Our operations are managed by in-branch personnel, area managers, and corporate management. Where appropriate, business development specialists are employed to help drive business to our branches. Our compensation plans for branch personnel, area managers, and other sales personnel are designed to secure and retain the qualified individuals needed to meet our business, financial, and growth objectives. Our personnel practices are designed to attract, screen, hire, train, support, and retain qualified personnel at all levels of our organization. We propagate best practices from our higher performing branches across all operating groups to produce consistent execution and improvements in company-wide performance.

Our Temporary Staff, or Field Team Members:  Field team members are our product and our key asset. Our success is highly dependent on our ability to attract, motivate, and reward our field team members. We have invested in numerous programs designed to create a long-term relationship with top-performing field team members. These programs include health insurance, bonus programs, safety rewards, longevity programs, and training programs.

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

Our Customers:  In 2018, we serviced approximately 3,600 customers across a variety of industries. Our 10 largest customers accounted for approximately 25% of our revenue in 2018. Additionally, at December 28, 2018, 12.9% of total accounts receivable was due from a single customer. The top industries we served were industrial/manufacturing/warehousing, construction, hospitality, transportation, and retail. In 2017, we serviced approximately 3,200 customers in these same industries and our 10 largest customers accounted for approximately 23% of our revenue.

Our Marketing Strategy:  We have adapted our sales process to respond to our customers’ needs and significant time constraints. Our customers are focused on their own business requirements and rely on us to respond quickly and effectively with smart solutions to their current challenges. Our unique sales process starts by learning about customers and facilitating conversations where we offer support and contribute to a growing relationship. Together, we create an action plan that draws on our core competencies and solves our customers’ needs. Once we have resolved one need, we consistently strive to meet additional needs as presented. Many of our existing customers are served by multiple branches, across multiple cities, and in many cases, across multiple states. We have tailored programs to specifically address the needs of these national accounts and plan to continue our efforts to expand our national accounts relationships in the years ahead.

Our Workers’ Compensation Coverage:  In accordance with state laws, we provide our workforce with workers’ compensation insurance. Currently, we are covered under a large deductible policy with ACE American Insurance Company, or ACE, where we have primary responsibility for claims under the policy. Under our current policy, which has been in place since April 1, 2014, we are responsible for covered losses and expenses up to $500,000 per incident. Amounts in excess of $500,000 are the responsibility of ACE. From April 1, 2012 through March 31, 2014, we were covered under a large deductible policy issued by Dallas National Insurance, who changed their name to Freestone Insurance Company, or Freestone, in 2014. Under this prior policy, we are responsible for covered losses and expenses up to $350,000 per incident. Amounts in excess of $350,000 were the responsibility of Freestone; however, due to the current insolvency and liquidation of Freestone (as set forth in more detail in the below Risk Factors), any payments required to be made above this amount, if any, will likely be paid by a state guaranty fund in the jurisdiction where the injury occurred.

For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state-administered programs. Our liability associated with claims in these states is limited to our premium payments.

Our Safety Program:  To protect our workforce and help control workers’ compensation insurance rates, we maintain several company-wide safety programs designed to increase safety awareness. We provide safety training through videos, safety testing, and basic and remedial instruction. Branch managers conduct periodic job site safety inspections on new and existing jobs to ensure that our field team members are working in a safe environment. We encourage safe work behavior through an incentive program that rewards our field team members for working accident free by allowing them to purchase safety and other items by using earned points. We also encourage our field team members to report unsafe working conditions. Branch managers also learn risk management and proper safety protocols when attending training sessions at our corporate office or elsewhere. We regularly evaluate the risk profile of the work we undertake on an ongoing basis and sometimes restrict classes of work in order to manage risk appropriately.

Our Seasonality:  Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by field team members are outdoors and generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter. Seasonal fluctuations are typically less in the more temperate parts of the United States, where many of our branches are located. Fluctuations in seasonal business affect financial performance from period to period. Severe weather in any of our locations for prolonged periods has the potential to impair our business within these geographies, given the outdoor nature of many of our assignments.

Our Competition:  The manual labor sector of the on-demand labor industry in which we operate is largely fragmented and highly competitive, with low barriers to entry. Our competitors range in size from small, local or regional operators with five or fewer locations to large, multi-national operations with hundreds of locations.

The primary competitive factors in our market segment include price, the ability to timely provide the requested workers, and overall quality of service. Secondary factors include worker quality and performance, efficiency, the ability to meet the business-to-business vendor requirements, name recognition, established reputation, and customer relationships. While barriers to entry are low, businesses operating in this sector of the on-demand labor industry do require access to significant working capital, particularly in the spring and summer when seasonal staffing requirements are highest. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers. In addition, increasing government regulation is also a barrier to entry as many smaller firms cannot profitably comply with the administrative burden of the new regulations.

Our Trademarks and Trade Names:  We have registered “Command,” “Command Center,” “Command Staffing,” “Command Labor,” “Real Jobs for Real People,” “Bakken Staffing,” and “Exceeding Expectations Every Time,” as service marks with the U.S. Patent and Trademark Office.

Our Intellectual Property:  We have proprietary software systems in place to handle most aspects of our operations, including field team member dispatch activities, invoicing, accounts receivable, and payroll. Our software systems also provide internal control over our operations, and allow us to produce internal management reports necessary to track the financial performance of individual branches. We refine our systems and processes based on the feedback we receive from management and others within the Company in order to adequately track and manage individual branches. Our proprietary software systems are not patented and are not licensed to, or used by, any other organization. We have invested in off-site back-up and storage systems that we believe provide reasonable protections for our electronic information systems against breakdowns as well as other disruptions and other unauthorized intrusions.

Our Real Property:  We lease the real property for our corporate office and of all of our branch locations. All of these properties are leased at market rates that vary depending on location. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions. We believe that our corporate office and each of the branch locations are adequate for our current needs.

Our Employees:  We currently employ a staff of approximately 30 at our corporate headquarters in Lakewood, Colorado, of which approximately 30 are full-time employees. The number of employees at our corporate headquarters is not expected to significantly increase over the next year. We also employ approximately 200 field operations staff in our various branches, of which approximately 180 are full-time employees. During 2018, we employed approximately 32,000 field team members. We are the employer of record for our field team members, and as such, are responsible for collecting withholding taxes and for paying employer contributions for social security, unemployment tax, workers’ compensation, other insurance programs, and all other governmental requirements imposed on employers, including any imposed by state and local governments or regulatory agencies. In addition to completing Form I-9 required by the Department of Homeland Security, we also verify the identity and work eligibility of each new employee through the federal E-Verify system.

Environmental Concerns:  Because we are a service business, federal, state, or local laws that regulate the discharge of materials into the environment do not impact our business.

Available Information: We make the following items available, free of charge, through the investor section of our website: annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports. These reports are available as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Charters adopted by the Audit, Compensation, and Nominating and Governance Committees of our Board of Directors, as well as our Corporate Governance Guidelines, Standards of Ethics and Business Conduct, and Policy on Roles and Responsibilities of the Chairperson of the Board are also available through the investor section of our website. Our website address is: www.commandonline.com. The information contained on our website, or on other websites linked to our website, is not part of this Form 10-K.

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

Hire Quest Merger Agreement:  On April 7, 2019, the Company, CCNI One, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), Command Florida, LLC, a wholly-owned subsidiary of the Company (“Merger Sub 2”), and Hire Quest Holdings, LLC (“Hire Quest”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Hire Quest by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into Hire Quest (the “First Merger”), with Hire Quest being the surviving entity (the “First Surviving Company”), and (ii) immediately following the First Merger, the First Surviving Company will be merged with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub 2 being the surviving entity (the “Surviving Company”). Upon completion of the Merger and subject to shareholder approval, the Company will change its name to HireQuest, Inc. In addition, the Merger Agreement contemplates that the Company will commence a self-tender offer to purchase up to 1,500,000 shares of its common stock at share price of $6.00 per share (the “Offer”).

Hire Quest is a trusted name in temporary staffing. Hire Quest provides the back-office support team for Trojan Labor and Acrux Staffing franchised branch locations across the United States. Trojan Labor provides temporary staffing services which includes general labor, industrial, and construction personnel.  Acrux Staffing provides temporary staffing services which includes skilled, semi-skilled and general labor industrial personnel, as well as clerical and secretarial personnel.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company and the members of Hire Quest, if the Merger is completed, all of the ownership interests in Hire Quest will be converted into the right to receive an aggregate number of shares of the Company’s common stock representing 68% of the shares of the Company’s common stock outstanding immediately after the effective time of the Merger but prior to giving effect to the purchase of the Company’s common stock pursuant to the Offer.  The Merger Agreement requires Hire Quest’s net tangible assets at closing to be at least $14 million.

The Company and Hire Quest have made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, each of the Company and Hire Quest is required, among other things, to conduct its business in the ordinary course in all material respects during the interim period between the execution of the Merger Agreement and the closing of the Merger. The Company is required to seek shareholder approval of (i) the amendment of the Company’s articles of incorporation to increase the authorized shares of Company’s common stock and to change the name of the Company to “HireQuest, Inc.”, (ii) the issuance of shares of common stock pursuant to the Merger Agreement and the related change of control of the Company pursuant to Nasdaq listing rules, and (iii) the conversion of the Company from a Washington corporation to a Delaware corporation. The Company will call and hold a shareholders meeting seeking to obtain such approvals. The Company will distribute proxy statements to shareholders of record containing additional details regarding the Merger.

ITEM 1A. RISK FACTORS

Our common stock value and our business, results of operations, cash flows and financial condition are subject to various risks, including, but not limited to those set forth below. If any of the following risks actually occur, our common stock, business, results of operations, cash flows and financial condition could be materially adversely affected. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock. These risk factors should be carefully considered together with the other information in this Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

We are vulnerable to fluctuations in the general economy. The staffing needs of our customers vary greatly with the overall condition of the economy. Even though the economy is currently experiencing a period of growth, there is a risk that conditions will change, and that the future economic climate will become more volatile, or uncertain. This could have a material adverse effect on our business and operating results. During periods of weak economic growth or economic contraction, the demand for staffing services typically declines. When demand drops, our business is typically impacted unfavorably as we experience a decrease of our revenue but our selling and administrative expense base may not decline as quickly as revenues. In periods of decline, we can only reduce selling and administrative expenses to a certain level without negatively impacting the long-term potential of our branch network and brands. Additionally, during economic downturns companies may slow the rate at which they pay their vendors, or they may become unable to pay their obligations. If our customers become unable to pay amounts owed to us, or pay us more slowly, then our cash flow and profitability may suffer. Deterioration of general economic conditions could have an adverse material effect on our business, financial condition, and results of operations.

We are vulnerable to downturns in regional and local economies. As of  April 9, 2019, we own and operate 67 branches across 22 states. As such, we are subject to regional and local economic conditions in many markets. Additionally, our new branches are sometimes placed in metropolitan areas where we have one or more existing branches, increasing our exposure to future economic weakness in those local areas. Deterioration in regional and local economic conditions in the areas in which we operate could have a material adverse impact on our business, financial condition and results of operations.

We rely on a number of key customers and if we lose any one of these customers, our revenues may decline. Although we have a significant number of customers in each of the geographic markets that we operate in, we rely on certain key customers for a significant portion of our revenues. In 2018, our 10 largest customers accounted for approximately 25% of our revenue. In 2017, our 10 largest customers accounted for approximately 23% of our revenue. In the future, a small number of customers may represent a significant portion of our total revenues in any given period. These customers may not consistently use our services at a particular rate over any subsequent period. The loss of any of these customers could adversely affect our revenues and profitability.

We are vulnerable to seasonal fluctuations with lower demand in the fall and winter months. Revenues generated from branches in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating branches in highly seasonal markets involves higher risks. Our individual branch revenue can fluctuate significantly on both a quarter over quarter and year over year basis, depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of customers and industries we service at both the branch and the company level. This will reduce the potential negative impact of an economic downturn in any one industry or region. To the extent that we consider opening new branches, we intend to select branch locations with a view to maximizing total long-term return on our investment in branches, personnel, marketing, and other fixed and sunk costs. However, there can be no assurance that our profitability will not be adversely affected by low returns on investment in certain highly-seasonal markets. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months.

The market for our common stock is limited and our stockholders may have difficulty reselling their shares when desired or at attractive market prices. Our stock price and our listing may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Our Company stock trades on the NASDAQ stock exchange. Our common stock has continued to trade in low volumes and at low prices. On December 7, 2017, we effected a 1-for-12 reverse stock split of our common and preferred stock which also affected our trading volume. Some investors view low-priced stocks as unduly speculative and therefore not appropriate candidates for investment. Many brokerage firms and institutional investors have internal policies prohibiting the purchase or maintenance of positions in low-priced stocks.

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

Loss of key management personnel could negatively affect our business. We have a small management team and we are highly dependent on principal members of our management team to operate our business. The loss of any key employee, or the loss of one of our executives, could have a material adverse effect on our business.  While any key executive and management changes are carefully considered to ensure business continuity and performance, there is no way to estimate the potential impact of such changes. On April 1, 2018, our previous CEO of five-years was replaced by our current CEO.  Following the replacement of key personnel, including our CEO, it may take new employees substantial time and efforts to develop important expertise and knowledge. Our future performance depends on our continued ability to identify, recruit, motivate, and retain key management personnel at all levels. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

If we lose members of our Board of Directors, our ability to manage our business could be impaired. We have a highly talented board of directors and there are periodic changes to the board for a variety of business and personal reasons, including to ensure an optimal mix of experience and expertise. In January 2018, two members of our Board of Directors resigned, one of which was the chairman. While we were able to appoint replacement board members, it may take these new board members substantial time and efforts to regain the previous directors’ expertise and knowledge. Our future performance also depends on our continued ability to identify, recruit, motivate, and retain board members. The failure to attract and retain board members could have a material adverse effect on our business, financial condition, and results of operations.

Difficulty in attracting, developing, and retaining qualified branch personnel could negatively affect our business. We rely significantly on the performance and productivity of our branch managers and business development specialists to help drive new business. Each branch manager has primary responsibility for managing the operations of the individual branch, including recruiting workers, daily dispatch of personnel, collection of accounts receivable, and overall customer service. To combat a typically high turnover rate for branch managers in the on-demand labor industry, we continue to develop and refine our training and compensation plans to encourage employee retention. There is no assurance that our training and compensation plans will reduce turnover in this position.

Loss of key personnel could negatively affect our business. The loss of any key executive or manager could have a material adverse effect on our business. Our future performance also depends on our ability to identify, recruit, motivate, and retain key management personnel. The failure to attract and retain key management personnel could have a material adverse effect on our business, financial condition, and results of operations.

Unavailability of a reliable pool of field team members may negatively impact our business. On-demand labor companies must continually attract reliable temporary workers to meet customer needs. We compete for such workers with other temporary labor businesses, as well as with actual and potential customers, some of which seek to fill positions directly with regular or field team members. In addition, our customers sometimes hire our field team members into permanent positions. From time to time, during peak periods and/or in certain geographic regions, we may experience shortages of available temporary workers.

We are dependent upon the continued availability of workers' compensation insurance. We maintain workers' compensation insurance as required by state laws. Few insurance carriers provide workers' compensation coverage for staffing companies in the manual labor market, and the insurance market may tighten even further in the future. We cannot be certain that we will be able to obtain adequate levels of insurance with acceptable terms, coverages, deductibles and collateral requirements. In all of the states in which we operate, we cannot engage in business without workers' compensation insurance. In order to obtain coverage, we are required to post collateral with the carrier in the form of cash or a letter of credit from our lender. The carrier can retain this collateral for extended periods of time, and increase the amount of such collateral.

Increased workers’ compensation insurance premiums could negatively affect operating results.  Workers’ compensation expenses and the related liability accrual are based on our actual claims experience. Currently, as we have throughout most of our corporate history, we maintain a high deductible workers’ compensation insurance policy. Our current workers’ compensation policy has a deductible limit of $500,000 per incident, and our workers’ compensation policy immediately prior to April 2014 has a deductible limit of $350,000 per incident. For the years prior to April 2011, our policy has a deductible limit of $250,000 per person. As a result, we are substantially self-insured. Our management training and safety programs aim to minimize both the frequency and severity of workers’ compensation insurance claims, but a large number of claims, or a small number of significant claims, could require substantial payments. We can provide no assurance that we will be able to successfully limit the frequency and severity of our workers’ compensation claims, or that our insurance premiums and costs will not increase substantially. Higher costs for workers’ compensation coverage, if incurred, will have a material adverse effect on our business, financial condition, and results of operations.

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

We may not be able to recover collateral deposits we have placed with our workers’ compensation insurance carrier. Historically our workers’ compensation insurance carriers have required collateral deposits to secure our payment of claims up to the amount of our policy deductible. For the two-year period ending March 31, 2014, Dallas National Insurance, now known as Freestone Insurance Company, or Freestone, provided our workers’ compensation insurance coverage under a high deductible ($350,000 per incident) policy. Under the terms of the policy, we were required to provide cash collateral of $1.8 million as security for payment of claims up to the policy deductible. In April 2014, the Insurance Commissioner of the State of Delaware placed Freestone in receivership due to concerns about Freestone’s financial condition. In August 2014, the receivership was converted into a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver for return of our collateral deposits, one filed as a priority claim and one as a general claim. Based on available information, the company determined it is more likely than not that our priority claim will be treated in a similar manner as other creditors, resulting in the priority claim having little to no value. Accordingly, the reserve on this asset was reduced in 2018 by approximately $1.5 million, resulting in a net carrying amount of $260,000. In the event the company receives substantially less than our reasonably estimated amount, there may be a material negative effect on our financial statements.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations. We are required to prepare our financial statements in accordance with generally accepted accounting principles in the United States, or U.S. GAAP, which is periodically revised and/or expanded. From time to time, we are required to adopt new or revised accounting standards issued by recognized authoritative bodies, including the Financial Accounting Standards Board, or the FASB, and the SEC. It is possible that we may be required to adopt future accounting standards which may require additional changes to the current accounting treatment that we apply to our financial statements and may also require us to make significant changes to our reporting systems. Such changes could result in a material adverse impact on our business, results of operations, and financial condition.

The delay between the time we pay our temporary workers and other creditors and the time we collect from our customers requires debt refinancing to provide working capital. Field team members are typically paid on the same day the services are performed, while customers are generally billed on a weekly basis with seven-day payment terms. We currently have an account purchase agreement with Wells Fargo Bank, N.A., which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The term of the agreement is through April 7, 2020. The cancelation of the account purchase agreement would have a material adverse effect on our liquidity, cash flows, and results of operations.

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

Limitations in our receivables financing agreements negatively impact our liquidity. Under our account purchase agreement with Wells Fargo Bank, our borrowing base is limited to the lesser of: (1) 90% of acceptable accounts as defined in the agreement, or (2) $14.0 million. Our collateral requirements with our workers' compensation insurance carrier are secured by a $6.2 million letter of credit from our lender. The amount of the letter of credit results in a reduction to our borrowing base, currently reducing funds otherwise available to us by $6.2 million. This limitation on our liquidity may result in our inability to expand or to sustain our operations, which could result in a material adverse impact on our business.

Increased employee expenses could adversely affect our operations. We are required to comply with all applicable federal, state, and local laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health laws, wage and hour requirements, employment insurance, and equal opportunity employment laws. Costs and expenses related to these requirements are a significant operating expense and may increase as a result of changes in such laws or regulations requiring employers to provide specified employee benefits (such as health insurance), increases in the minimum wage or the level of existing benefits, or the lengthening of periods for which unemployment benefits are available. We cannot assure that we will be able to increase fees charged to our customers to offset any increased costs and expenses, and higher costs may have a material adverse effect on our business, financial condition, and results of operations.

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

Our directors, officers and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions. As of  April 9, 2019, our directors, officers and current stockholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 38% of our outstanding common stock. As a result, these stockholders acting together, may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of mergers, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

We will likely be party, from time to time, to various legal proceedings, lawsuits, and other claims arising in the ordinary course of our business. In the ordinary course of business, we are subject to a variety of legal proceedings, lawsuits and claims. We anticipate that disputes may arise in the future relating to contract, employment, labor relations, and other matters that could result in litigation or arbitration. These proceedings could divert the attention of our management team and result in costly or unfavorable outcomes. Any such litigation could result in substantial expense and reduced profits, harm our reputation, create inability to obtain certain insurance, and have a materially adverse impact on our business and financial condition. Also see Item 3 “Legal Proceedings”.

Our customer contracts contain termination provisions that could decrease our future revenues and earnings. Most of our customer contracts are either day-to-day or can be terminated by the customer on short or no notice without penalty. Our customers are, therefore, not contractually obligated to continue to do business with us in the future. This creates uncertainty with respect to the revenues and earnings we may recognize with respect to our customer contracts.

We have a history of net losses. Although we have recorded a net profit in several of our most recent fiscal years, as of December 28, 2018, we have an accumulated deficit of approximately $36 million. We have incurred net losses in many of our fiscal years since inception. We may incur additional operating losses. We make no assurance that our revenue will increase or that we will be profitable in any future period.

If our goodwill is impaired, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by U.S. GAAP. In June 2016, we purchased substantially all of the assets of Hanwood Arkansas, LLC, an Arkansas limited liability company, and Hanwood Oklahoma, LLC, an Oklahoma limited liability company. Together these companies operated as Hancock Staffing, or Hancock, from branches located in Little Rock, Arkansas and Oklahoma City, Oklahoma. In connection with our 2016 acquisition of Hancock, we identified and recognized $1.3 million in goodwill that we added to the carrying amount of $2.5 million from the acquisition of Disaster Recovery Services after the write-off. The resulting carrying amount of $3.8 million could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted, or a permanent change to our market capitalization. In the future, we may need to further reduce the carrying amount of goodwill by taking an additional non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. DESCRIPTION OF PROPERTIES

We presently lease office space for our corporate headquarters in Lakewood, Colorado. We also lease the property for all of our current branch locations. All of these branches are leased at market rates that vary in amount, depending on location. Most of our branch leases have terms that extend over three to five years. The majority of our leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. For additional information related to our operating leases see Note 9 – Commitments and Contingencies in our notes to the consolidated financial statements.

ITEM 3. LEGAL PROCEEDINGS

Freestone Insurance Company Liquidation: From April 2012 through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, which changed its corporate name to Freestone Insurance Company in 2013 (Dallas National Insurance and Freestone Insurance Company are collectively referred to as “Freestone”). Under the terms of these insurance policies, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount on claims occurring within the respective policy years.

From July 2008 through March 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through its master workers’ compensation policy with Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage provided to the company through AMS Staff Leasing II and its policy with Freestone.

In April 2014, the Insurance Commissioner of the State of Delaware placed Freestone in receivership due to concerns about its financial condition. In August 2014, the receivership was converted to a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver demonstrating our claimed right to return of the company’s collateral deposits. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. If it is ultimately determined by the court that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

During the second quarter of 2015 and the first quarter of 2016, after evaluating information known at each point in time regarding the Freestone receivership, it became apparent there was significant uncertainty related to the collectability of the $500,000 deposit previously placed under the AMS Staff Leasing II agreement related to our insurance coverage from July 2008 through March 2011. Because of this, we recorded a reserve of $250,000 in each of those quarters, thereby fully reserving this deposit.

In late May 2017, the Receiver filed a petition with the court, proposing a plan as to how the Receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the Receiver acknowledged receiving only $500,000 of our collateral. Of the $500,000 acknowledged, the Receiver proposed to return only approximately $6,000 to us. In response to additional information provided to and sought from the Receiver by us and by others, the Receiver has withdrawn the initial petition, acknowledging possible inaccuracies.

As part of our review of first quarter 2018 financial results, the company’s management and board of directors reviewed the likelihood of collecting the remaining $1.8 million of collateral paid to Freestone for policy years beginning in April of 2012 and continuing through March of 2014. Based on court filings and other available information, it was determined that it is more likely than not that our priority claim will be treated in a similar manner as other creditors, resulting in the priority claim having little to no value. We believe that our recovery, if any, of the deposits placed with Freestone and its affiliates will be the greater of: (i) the amount determined and allowed resulting from a tracing analysis of our collateral deposits; or (ii) the amount we would receive in distribution as a general unsecured claimant based on the amount of our collateral deposit.

Therefore, we reasonably estimate the high end of the amount the company might possibly recover through the receivership process is approximately 20% of the $1.8 million deposit amount. Accordingly, for the first quarter of 2018, the reserve on this asset was reduced by approximately $1.5 million, resulting in a net carrying amount of $260,000. This amount is consistent with our current evaluation of the Freestone receivership matter.

In July 2018, the Receiver filed with the Delaware Court of Chancery the Second Accounting setting forth Freestone’s estimated assets and liabilities for the period January 1, 2016, through December 31, 2016. The Second Accounting does not clarify the issues with respect to collateral claims, priorities or return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.8 million as of December 31, 2016, and estimated liabilities of $252.0 million.

Presently, the Receiver has not put forth an amended or new petition regarding its position as to precisely how cash collateral claimants should be treated. Therefore, our stated reasonable estimate is the best guidance we can offer as to the ultimate outcome of this matter. In the event the Company receives substantially less than our reasonably estimated amount, there may be a material negative effect on our financial statements.

Other than the Freestone litigation described above, on occasion, we may be involved in legal matters arising in the ordinary course of our business. While management believes that such matters are currently insignificant, matters arising in the ordinary course of business for which we are, or could become involved in litigation, may have a material adverse effect on our business, financial condition or results of operations in the future.

ITEM 4. MINE SAFETY DISCLOSURE

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Reverse Stock Split

In December 2017, we filed an amendment to our Articles of Incorporation and effected a 1-for-12 reverse stock split of our common and preferred stock, effective as of the close of business on December 7, 2017, whereby 60,615,549 shares of our common stock were exchanged for 5,051,542 newly issued common shares. Under the terms of the reverse stock split, fractional shares issuable to stockholders were cashed out, resulting in a reverse split slightly more than 1-for-12 in the aggregate. All stock prices, per share amounts, and number of shares in this Form 10-K have been retroactively adjusted to reflect the 1-for-12 reverse stock split, resulting in the transfer of approximately $56,000 from common stock to additional paid in capital at December 29, 2017 and December 30, 2016.

Market Information

Our common stock is listed on the NASDAQ Stock Exchange under the symbol “CCNI.” The following table shows the high and low sales prices for the common stock for the quarterly period indicated for the last two fiscal years:

	High	Low
Fourth Quarter, 2018	$5.91	$3.55
Third Quarter, 2018	6.30	5.14
Second Quarter, 2018	6.40	5.35
First Quarter, 2018	6.49	5.32
Fourth Quarter, 2017	6.12	4.80
Third Quarter, 2017	5.40	3.72
Second Quarter, 2017	4.44	3.96
First Quarter, 2017	5.04	4.20

Holders of the Corporation’s Capital Stock

At April 9, 2019, we had approximately 205 stockholders of record. This figure does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

No cash dividends have been declared on our common stock to date and, at present, we do not anticipate paying a cash dividend on our common stock in the foreseeable future.

Equity Compensation Plan Information

Pursuant to Item 201(d) of Regulation S-K, “Securities Authorized for Issuance Under Equity Compensation Plans,” we are providing the following information summarizing information about our equity compensation plans as of December 28, 2018. All share numbers have been updated for the 1-for-12 reverse stock split of the Company’s common stock effective as of December 7, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price of outstanding options, warrants, and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	160,831	$5.86	296,530

Our Command Center, Inc. 2016 Employee Stock Incentive Plan was adopted by our Board of Directors on September 29, 2016 and approved by our stockholders at the 2016 Annual Meeting of Stockholders on November 17, 2016. We have previously provided the material terms of such plan.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust, located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Issuer Purchases of Equity Securities

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously implemented plan, which was put in place in April 2015. During 2018 we purchased approximately 324,000 shares of common stock at an aggregate price of approximately $1.8 million resulting in an average price of $5.65 per share under the plan. These shares were then retired. During 2017 we purchased approximately 69,000 shares of common stock at an aggregate price of approximately $374,000 resulting in an average price of $5.45 per share under the plan. These shares were then retired. We have approximately $2.8 million remaining under the repurchase plan as of December 28, 2018. For additional information related to our stock repurchase see Note 6 – Stockholders’ Equity in our notes to the consolidated financial statements. The table below summarizes our common stock purchased during the fourth quarter of 2018.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
September 29, 2018 to October 26, 2018	12,642	$5.51	883,435	$2,888,566
October 27, 2018 to November 23, 2018	14,153	4.40	897,588	2,826,254
November 24, 2018 to December 28, 2018	7,258	4.05	904,846	2,796,828
Total	34,053

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined by Rule 12b-2 of the Exchange Act and in Item 10(f)(1) of Regulation S-K, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following discussion reviews significant factors with respect to our financial condition at December 28, 2018, and results of operations for the fiscal years ended December 28, 2018 and December 29, 2017. This discussion should be read in conjunction with the consolidated financial statements, notes, tables, and selected financial data presented elsewhere in this Form 10-K.

Our discussion and analysis contains forward-looking statements that are provided to assist in the understanding of anticipated future financial performance. However, such performance involves risks and uncertainties that may cause actual results to differ materially from those discussed in such forward-looking statements. A cautionary statement regarding forward-looking statements is set forth under the caption “Special Note Regarding Forward-Looking Statements” immediately prior to Item 1 of this Form 10-K. This discussion and analysis should be considered in light of such cautionary statements and the risk factors disclosed elsewhere in this Form 10-K.

The following table reflects operating results from 2018 and 2017 (in thousands, except per share amounts and percentages). Percentages indicate line items as a percentage of total revenue. The table serves as the basis for the narrative discussion that follows.

	Fifty-two weeks ended
	December 28, 2018		December 29, 2017
Revenue	$97,389	100.0%	$98,072	100.0%
Cost of staffing services	72,450	74.4%	72,642	74.1%
Gross profit	24,939	25.6%	25,430	25.9%
Selling, general and administrative expenses	23,434	24.1%	21,347	21.8%
Depreciation and amortization	324	0.3%	386	0.4%
Income from operations	1,181	1.2%	3,697	3.8%
Interest expense and other financing expense	2	0.0%	12	0.0%
Net income before income taxes	1,179	1.2%	3,685	3.8%
Provision for income taxes	205	0.2%	2,006	2.0%
Net income	$974	1.0%	$1,679	1.7%
Non-GAAP data
Adjusted EBITDA	$4,074	4.2%	$4,240	4.3%

Because we use adjusted EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Fifty-two weeks ended
	December 28, 2018	December 29, 2017
Net income	$974	$1,679
Interest expense	2	12
Provision for income taxes	205	2,006
Depreciation and amortization	324	386
Non-cash compensation	395	157
Reserve for workers' compensation deposit	1,540	-
Other non-recurring expense	634	-
Adjusted EBITDA	$4,074	$4,240

Earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, and certain nonrecurring charges. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States, or U.S. GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

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

Results of Operations

Fifty-two weeks ended December 28, 2018

Summary of Operations: Revenue was $97.4 million in 2018, compared to $98.1 million in 2017, a decrease of approximately $683,000, or 0.7%. This decrease is primarily related to lower revenue in the second and third quarter of 2018 due to higher than normal turnover in sales positions and some seasonality in the periods.

Our branches serve a wide variety of customers and industries across 22 states. Our individual branch revenue can fluctuate significantly on both a quarter-over-quarter and year-over-year basis depending on the local economic conditions and need for temporary labor services in the local economy. One of our goals is to increase the diversity of customers and industries we service at both the branch and the company level. We believe this will reduce the potential negative impact of an economic downturn in any one industry or region.

Cost of Staffing Services:  Cost of staffing services was 74.4% of revenue in 2018, compared to 74.1% in 2017, an increase of 0.3%. This relative increase was due to higher compensation paid to our field team members related to competitive forces in a tightening labor market, as well as increases in minimum wages in some states in which we operate. We also saw a relative increase in workers’ compensation insurance costs, which can fluctuate as a result of changes to the mix of work performed during the year, changes in our claims history and ongoing claims management, and changes in actuarial assumptions. These increases were partially offset by a relative decrease in our state unemployment insurance costs as we have continued to actively manage this part of our business.

Selling, General and Administrative Expenses, or SG&A:  SG&A was approximately $23.4 million in 2018, compared to $21.3 million in 2017, an increase of approximately $2.1 million. This increase is due to several non-recurring charges that occurred in 2018. These non-recurring charges include a $1.5 million impairment of our workers’ compensation deposit in receivership, executive severance of approximately $565,000, a one-time $100,000 expense related to the settlement of the 2018 proxy contest, and other legal and professional fees of approximately $167,000. These non-recurring expenses total approximately $2.4 million, or 10% of our SG&A. Other increases in SG&A included an increase in recruiting costs, employee medical benefits, stock based compensation, and payroll and payroll related taxes. These other increases were offset by decreases in bad debt expense, and a refund of our workers’ compensation risk pool deposit in excess of what was recorded of approximately $198,000.

Liquidity and Capital Resources

We believe that our cash flow from operations, working capital balances at December 28, 2018, and access to our account purchase agreement, will be sufficient to fund anticipated operations through March 2020.

At December 28, 2018, our current assets exceeded our current liabilities by approximately $14.0 million. Included in current assets is cash of approximately $8.0 million, and trade accounts receivable of approximately $9.0 million. Included in current liabilities are accrued wages and benefits of approximately $1.2 million, and the current portion of workers’ compensation claims liability of approximately $1.0 million.

Our current financing agreement is an account purchase agreement with Wells Fargo Bank, N.A., which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million at December 28, 2018. When the receivable is collected, the remaining 10% is paid to us, less applicable fees and interest. The liability related to this account purchase agreement facility was approximately $399,000 and $854,000 at December 28, 2018 and at December 29, 2017, respectively. The term of the agreement is through April 7, 2020 and bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At December 28, 2018 the effective interest rate was 5.02%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, investment property, deposit accounts, and other such assets. We also have an outstanding letter of credit under this agreement in the amount of $6.2 million which reduces the amount of funds otherwise made available to us under this agreement. As of December 28, 2018 we had approximately $2,000 of availability on this facility.

Operating Activities:  Net cash provided by operating activities totaled approximately $2.6 million in 2018, compared to $4.7 million in 2017. Operating activity in 2018 included net income of approximately $1.0 million, an increase in the reserve on our workers’ compensation risk pool deposit in receivership of approximately $1.5 million, a decrease of approximately $359,000 in prepaid expense, deposits, and other assets, and a decrease in accounts receivable of approximately $282,000. These were offset by a decrease of approximately $526,000 in accrued wages and benefits and a decrease of approximately $343,000 in accounts payable. Operating activity in 2017 included net income of approximately $1.7 million, a decrease of approximately $1.7 million in our deferred tax asset, a decrease of approximately $683,000 in accounts receivable, an increase of approximately $503,000 in other current liabilities, and a decrease of approximately $578,000 in prepaid workers’ compensation. These were offset by a decrease of approximately $758,000 in our workers’ compensation claims liability and a decrease of approximately $199,000 in accounts payable.

Investing Activities:  Net cash used in investing activities totaled approximately $117,000 in 2018, compared to approximately $104,000 in 2017. Investing activity in both years related primarily to the purchase of equipment.

Financing Activities:  Net cash used in financing activities totaled approximately $2.3 million in 2018, compared to net cash provided by financing activities of approximately $90,000 in 2017. Financing activities in 2018 included $1.8 million used to purchase treasury stock and net cash used to decrease our account purchase facility of approximately $455,000. Financing activity in 2017 included net cash provided by our account purchase facility of approximately $465,000 and $375,000 used to purchase treasury stock.

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

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed monthly, and past due balances are written-off when it is probable that the receivable will not be collected. Our allowance for doubtful accounts was approximately $113,000 and $282,000 at December 28, 2018 and December 29, 2017, respectively.

Goodwill and Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill is measured for impairment at least annually and whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, an entity compares the carrying amount of a reporting unit to its fair value. If the carrying amount of a reporting unit exceeds its fair value, an entity is required to recognize an impairment charge to goodwill equal to that difference, up to the carrying value of goodwill. We assess goodwill for impairment on an annual basis as of the last day of our fiscal year.

Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at lease annually and whenever events and circumstances arise that indicate impairment may exist.

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

Share-Based Compensation:  Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized straight-line over the service period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model for stock options and the quoted market price for stock awards.

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

To the Stockholders and Board of Directors of
Command Center, Inc.
Lakewood, Colorado

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Command Center, Inc. (the “Company”) as of December 28, 2018, the related consolidated statement of income, stockholders' equity, and cash flows for the fifty-two weeks ended December 28, 2018 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 28, 2018, and the results of its operations and its cash flows for the fifty-two weeks ended December 28, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Denver, Colorado
April 9, 2019

Report of Independent Public Accounting Firm

To the Shareholders and Board of Directors of
Command Center, Inc.
Lakewood, Colorado

OPINION ON THE CONSOLIDATED FINANCIAL STATEMENTS

We have audited the accompanying consolidated balance sheet of Command Center, Inc. (the “Company”) as of December 29, 2017, and the related consolidated statement of income, stockholders’ equity, and cash flows, for the fifty-two weeks ended December 29, 2017, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 29, 2017, and the results of its operations and its cash flows for the fifty-two weeks ended December 29, 2017, in conformity with accounting principles generally accepted in the United States of America.

BASIS FOR OPINION

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

/s/ EKS&H LLLP

March 29, 2018
Denver, Colorado

Command Center, Inc.
Consolidated Balance Sheets

	December 28, 2018	December 29, 2017
ASSETS
Current assets
Cash	$7,934,287	$7,768,631
Restricted cash	69,423	12,853
Accounts receivable, net of allowance for doubtful accounts	9,041,361	9,394,376
Prepaid expenses, deposits, and other assets	380,930	740,280
Prepaid workers' compensation	212,197	167,597
Current portion of workers' compensation deposits	-	99,624
Total current assets	17,638,198	18,183,361
Property and equipment, net	329,255	372,145
Deferred taxes	1,079,908	721,602
Workers' compensation risk pool deposit, less current portion, net	193,984	201,563
Workers' compensation risk pool deposit in receivership, net	260,000	1,800,000
Goodwill and other intangible assets, net	3,930,900	4,085,576
Total assets	$23,432,245	$25,364,247
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$219,945	$563,402
Account purchase agreement facility	398,894	853,562
Other current liabilities	821,142	898,809
Accrued wages and benefits	1,218,699	1,503,688
Current portion of workers' compensation claims liability	1,003,643	1,031,500
Total current liabilities	3,662,323	4,850,961
Workers' compensation claims liability, less current portion	878,455	917,497
Total liabilities	4,504,778	5,768,458
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,680,871 and 4,993,672 shares issued and outstanding, respectively	4,681	4,994
Additional paid-in capital	54,536,852	56,211,837
Accumulated deficit	(35,650,066)	(36,621,042)
Total stockholders' equity	18,891,467	19,595,789
Total liabilities and stockholders' equity	$23,432,245	$25,364,247

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Income

	Fifty-two weeks ended
	December 28, 2018	December 29, 2017
Revenue	$97,388,820	$98,072,198
Cost of staffing services	72,450,295	72,641,609
Gross profit	24,938,525	25,430,589
Selling, general and administrative expenses	23,433,198	21,347,681
Depreciation and amortization	323,852	386,413
Income from operations	1,181,475	3,696,495
Interest expense and other financing expense	2,116	11,619
Net income before income taxes	1,179,359	3,684,876
Provision for income taxes	205,072	2,005,528
Net income	$974,287	$1,679,348

Earnings per share:
Basic	$0.20	$0.33
Diluted	$0.20	$0.33

Weighted average shares outstanding:
Basic	4,853,000	5,043,254
Diluted	4,855,019	5,105,006

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Additional		Total
			paid-in	Accumulated	stockholders'
	Shares	Par value	capital	deficit	equity
Balance at December 30, 2016	5,052,888	$5,053	$56,430,206	$(38,300,390)	$18,134,869
Common stock issued for services	9,583	10	49,690	-	49,700
Stock-based compensation	-	-	107,090	-	107,090
Common stock purchased and retired	(68,799)	(69)	(375,149)	-	(375,218)
Net income for the year	-	-	-	1,679,348	1,679,348
Balance at December 29, 2017	4,993,672	4,994	56,211,837	(36,621,042)	19,595,789
Common stock issued for services	10,973	11	62,425	-	62,436
Stock-based compensation	-	-	332,089	-	332,089
Common stock purchased and retired	(323,774)	(324)	(1,828,829)	-	(1,829,153)
Cumulative effect of accounting change	-	-	-	(3,311)	(3,311)
Effective repurchase of stock options			(240,670)	-	(240,670)
Net income for the year	-	-	-	974,287	974,287
Balance at December 28, 2018	4,680,871	$4,681	$54,536,852	$(35,650,066)	$18,891,467

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flow

	Fifty-two weeks ended
	December 28, 2018	December 29, 2017
Cash flows from operating activities
Net income	$974,287	$1,679,348
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	323,852	386,413
Provision for bad debt	71,278	209,805
Stock based compensation	332,089	156,790
Deferred taxes	(358,306)	1,666,043
Reserve on workers' compensation risk pool deposit in receivership	1,540,000	-
Cumulative effect of accounting change	(3,311)	-
Common stock issued for services	62,436	-
Gain on disposition of property and equipment	(9,383)	-
Changes in operating assets and liabilities:
Accounts receivable	281,737	683,273
Prepaid expenses, deposits, and other assets	359,350	(106,665)
Prepaid workers' compensation	(44,600)	578,100
Accounts payable	(343,457)	(198,875)
Other current liabilities	(77,667)	502,883
Accrued wages and benefits	(525,659)	(63,897)
Workers' compensation risk pool deposits	107,203	12,153
Workers' compensation claims liability	(66,899)	(757,703)
Net cash provided by operating activities	2,622,950	4,747,668
Cash flows from investing activities
Purchase of property and equipment	(158,578)	(103,665)
Proceeds from the sale of property and equipment	41,675	-
Net cash used in investing activities	(116,903)	(103,665)
Cash flows from financing activities
Net change in account purchase agreement facility	(454,668)	465,282
Purchase of treasury stock	(1,829,153)	(375,218)
Net cash (used in) provided by financing activities	(2,283,821)	90,064
Net increase in cash	222,226	4,734,067
Cash and restricted cash, beginning of period	7,781,484	3,047,417
Cash and restricted cash, end of period	$8,003,710	$7,781,484
Supplemental disclosure of non-cash activities
Effective purchase of vested stock options	240,670	-
Supplemental disclosure of cash flow information
Interest paid	3,503	11,620
Income taxes paid	18,227	522,525
Reconciliation of cash and cash equivalents
Cash	$7,934,287	$7,768,631
Restricted cash	69,423	12,853
Total cash and restricted cash	$8,003,710	$7,781,484

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business:  Command Center, Inc. ("Command Center,” the “Company,” “CCI,” “we,” "us," or “our”) is a leading provider of on-demand labor in the staffing industry. Our customers are primarily small to mid-sized businesses in the industrial/manufacturing/warehousing, construction, hospitality, transportation, and retail industries. At December 28, 2018 we operated 67 branches in 22 states. Our corporate headquarter is in Lakewood, Colorado.

Basis of Presentation:  The consolidated financial statements include the accounts of Command Center and all wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP.

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

Revenue Recognition:  On December 30, 2017, we adopted new revenue recognition guidance using the modified retrospective method for all open contracts and related amendments. Results for reporting periods beginning after December 30, 2017 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

We account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Our primary source of revenue is from providing temporary contract labor to our customers. Revenue is recognized at the time we satisfy our performance obligation. Our contracts have a single performance obligation, which is the transfer of services. Because our customers receive and consume the benefits of our services simultaneously, our performance obligations are typically satisfied when our services are provided. Revenue is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities. Our customers are invoiced every week and we do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms with our customers, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

Below is a summary our revenue disaggregated by industry (in thousands, except percentages):

	Fifty-two weeks ended
	December 28, 2018		December 29, 2017
Industrial, manufacturing and warehousing	$34,207,786	35.1%	$33,495,618	34.2%
Construction	18,462,347	19.0%	19,988,048	20.4%
Hospitality	16,480,095	16.9%	18,304,637	18.7%
Transportation	15,322,125	15.7%	14,046,085	14.3%
Retail and Other	12,916,467	13.3%	12,237,810	12.4%
Total	$97,388,820	100.0%	$98,072,198	100.0%

Cost of Staffing Services:  Cost of services includes the wages of field team members, related payroll taxes, workers’ compensation expenses, and other direct costs of services. We do not include branch level costs in this calculation such as rent, branch manager salary, or other branch level operating expenses.

Restricted Cash:  We maintain a cash balance that is held on deposit as a requirement of our workers’ compensation insurance provider.

Accounts Receivable and Allowance for Doubtful Accounts:  Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed each period and past due balances are written-off when it is probable that the receivable will not be collected. Our allowance for doubtful accounts was approximately $113,000 and $282,000, at December 28, 2018 and December 29, 2017, respectively.

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

Goodwill and Intangible Assets:  Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business acquisitions and combinations. Goodwill is measured for impairment at least annually and whenever events and circumstances arise that indicate impairment may exist, such as a significant adverse change in the business climate. In assessing the value of goodwill, an entity compares the carrying amount of a reporting unit to its fair value. If the carrying amount of a reporting unit exceeds its fair value, an entity is required to recognize an impairment charge to goodwill equal to that difference, up to the carrying value of goodwill. We assess goodwill for impairment on an annual basis as of the last day of our fiscal year.

Intangible assets with definite lives are amortized over the estimated useful lives and are reviewed for impairment at lease annually and whenever events and circumstances arise that indicate impairment may exist.

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

Earnings per Share:  Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock warrants, and/or stock options. We had common stock equivalents outstanding to purchase 160,831 and 254,995 shares of common stock at December 28, 2018 and December 29, 2017, respectively. If we incur losses in the periods presented, or if conversion into common shares is anti-dilutive, basic and dilutive earnings per share are equal.

Diluted common shares outstanding were calculated using the Treasury Stock Method and are as follows:

	December 28, 2018	December 29, 2017
Weighted average number of common shares used in basic net income per common share	4,853,000	5,043,254
Dilutive effects of stock options	2,019	61,752
Weighted average number of common shares used in diluted net income per common share	4,855,019	5,105,006

Share-Based Compensation:  Periodically, we issue common shares or options to purchase our common shares to our officers, directors, employees, or other parties. Compensation expense for these equity awards are recognized straight-line over the service period, based on the fair value on the grant date. We recognize compensation expense for only the portion of options that are expected to vest, rather than record forfeitures when they occur. If the actual number of forfeitures differs from those estimated by management, additional adjustments to compensation expense may be required in the future periods. We determine the fair value of equity awards using the Black-Scholes valuation model for stock options and the quoted market price for stock awards.

Advertising Costs:  Advertising costs consist primarily of print and other promotional activities. We expense advertisements as incurred and totaled approximately $32,000 and $33,000 during the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

Concentrations:  At December 28, 2018, 27.4% of total accounts payable were due to two vendors and 12.9% of total accounts receivable was due from a single customer. At December 29, 2017, 44.8% of total accounts payable were due to two vendors and 11.8% of total accounts receivable was due from a single customer.

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

Fair Value of Financial Instruments:  We carry financial instruments on the consolidated balance sheet at the fair value of the instruments as of the consolidated balance sheet date. At the end of each period, management assesses the fair value of each instrument and adjusts the carrying value to reflect its assessment. At December 28, 2018 and December 29, 2017, the carrying values of our account purchse agreement, accounts receivable, and accounts payable approximated their fair values due to relatively short maturities.

Recent Accounting Pronouncements:  In February 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-02 amending the existing accounting standards for lease accounting and requiring lessees to recognize a right-of-use asset and a corresponding lease liabilities for all leases with a term of more than 12 months, including those classified as operating leases. Both the asset and liability will initially be measured at the present value of the future minimum lease payments, with the asset being subject to adjustments such as initial direct costs.  This ASU is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2018. During the third quarter of 2018, the FASB issued updated guidance that provides companies with the option to apply a practical expedient that allows adoption of the provisions of the new lease accounting guidance prospectively, with a cumulative-effect adjustment recorded to retained earnings upon the date of adoption. We have elected to adopt the standard using the practical expedient provided in the third quarter and adopt the guidance prospectively on the effective date. As a result of adopting this standard, we expect to recognize a right -of-use asset and lease liability of approximately $2.1 million. We do not expect the adoption of this standard to have a material impact on expense recognition.

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

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The new guidance simplifies the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. Instead, companies will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. Additionally, an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance during our fiscal year 2018.

Other accounting standards that have been issued by the Financial Accounting Standards Board or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows. For the period ended December 28, 2018, the adoption of other accounting standards had no material impact on our financial positions, results of operations, or cash flows.

NOTE 2 – PROPERTY AND EQUIPMENT

The following table summarizes the book value of our assets and accumulated depreciation and amortization:

	December 28, 2018	December 29, 2017
Leasehold improvements	$289,576	$268,586
Vehicles and machinery	73,955	100,467
Furniture and fixtures	127,992	127,992
Computer hardware and licensed software	634,117	502,309
Accumulated depreciation and amortization	(796,385)	(627,209)
Total property and equipment, net	$329,255	$372,145

Depreciation and amortization expense related to property and equipment totaled approximately $169,000 and $165,000 during the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

NOTE 3 – GOODWILL AND INTANGIBLE ASSETS

At least annually, or whenever events or circumstances arise indicating an impairment may exist, we review goodwill for impairment. We are a single reporting unit consisting of purchased on-demand labor branches, thus the analysis is conducted for the Company as a whole. Our goodwill represents the consideration given for acquisitions in excess of the fair value of identifiable assets received. No provision has been made for an impairment loss as of December 28, 2018 or December 29, 2017.

The following table reflects our purchased goodwill and finite-lived intangible assets.

	December 28, 2018			December 29, 2017
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Goodwill	$3,777,568	$-	$3,777,568	$3,777,568	$-	$3,777,568
Finite-lived intangible assets:
Customer relationships	430,984	(277,652)	153,332	430,984	(170,597)	260,387
Non-compete agreements	228,580	(228,580)	-	228,580	(180,959)	47,621
Total finite-lived intangible assets	659,564	(506,232)	153,332	659,564	(351,556)	308,008

Total goodwill and intangible assets	$4,437,132	$(506,232)	$3,930,900	$4,437,132	$(351,556)	$4,085,576

Amortization expense related to intangible assets totaled approximately $155,000 and $221,000 during the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

The following table reflects estimated future amortization expenses of intangible assets with definite lives as of December 28, 2018:

Year	Obligation
2019	$107,746
2020	44,894
Thereafter	-
Total	$152,640

NOTE 4 – ACCOUNT PURCHASE AGREEMENT & LINE OF CREDIT FACILITY

In May 2016, we signed an account purchase agreement with our lender, Wells Fargo Bank, N.A., which allows us to sell eligible accounts receivable for 90% of the invoiced amount on a full recourse basis up to the facility maximum, or $14.0 million on December 28, 2018 and December 29, 2017. When the receivable is paid by our customers, the remaining 10% is paid to us, less applicable fees and interest. Eligible accounts receivable are generally defined to include accounts that are not more than ninety days past due.

Pursuant to this agreement, we owed approximately $399,000 and $854,000 at December 28, 2018 and December 29, 2017, respectively. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At December 28, 2018 the effective interest rate was 5.02%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in our all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other such assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At December 28, 2018 and December 29, 2017 we were in compliance with this covenant.

As of December 28, 2018, we have a letter of credit with Wells Fargo for approximately $6.2 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

NOTE 5 – WORKERS’ COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company, or ACE, in all states in which we operate other than Washington and North Dakota. The ACE policy is a large deductible policy where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under this large deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of $6.2 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state government administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within the particular state. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

From April 2012 to March 2014, our workers’ compensation coverage was obtained through Dallas National Insurance in all states in which we operate, other than Washington and North Dakota. During this time period, Dallas National changed its corporate name to Freestone Insurance Company, or Freestone. The Freestone coverage was a large deductible policy where we have primary responsibility for claims under the policy. Freestone provided insurance for covered losses and expenses in excess of $350,000 per incident. Per our contractual agreements with Freestone, we made payments of $1.8 million as a non-depleting deposit as collateral for our self-insured claims. See Note 9 – Commitments and Contingencies, for additional information on cash collateral provided to Freestone and the likelihood of its return to the company.

From April 2011 to March 2012, our workers’ compensation coverage was obtained through Zurich American Insurance Company, or Zurich, in all states in which we operate, other than Washington and North Dakota. The policy with Zurich was a guaranteed cost plan under which all claims are paid by Zurich. Zurich provided workers’ compensation coverage in all states in which we operate other than Washington and North Dakota.

Prior to Zurich, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, or AMS, through its master workers’ compensation policy with Freestone.  The AMS agreement provided coverage in all states in which we operate, excluding Washington and North Dakota. The AMS coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AMS agreement, we made payments into a risk pool fund to cover claims within our self-insured layer. Per our contractual agreements for this coverage, we were originally required to maintain two deposits, one in the amount of $500,000 and one in the amount of $215,000. At December 28, 2018, our deposits with AMS were approximately $483,000 and $192,000, respectively, and at December 29, 2017, our deposits with AMS were approximately $483,000 and $215,000, respectively.

Prior to AMS, our workers’ compensation carrier was American International Group, Inc., or AIG, in all states in which we operate, other than Washington and North Dakota. The AIG coverage was a large deductible policy where we have primary responsibility for claims under the policy. Under the AIG policies, we made payments into a risk pool fund to cover claims within our self-insured layer. At December 29, 2017, our risk pool deposit with AIG was approximately $100,000 and was fully refunded in May, 2018.

As part of our large deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At December 28, 2018, we had net cash collateral deposits of approximately $194,000. With the addition of the $6.2 million letter of credit, our cash and non-cash collateral totaled approximately $6.4 million at December 28, 2018.

Workers’ compensation expense for field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state government administered programs. Workers’ compensation expense for our temporary workers totaled approximately $3.8 million and $3.7 million for the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

The following reflects the changes in our workers’ compensation deposits and our workers’ compensation claims liability during the fiscal years ended December 28, 2018 and December 29, 2017:

	December 28, 2018	December 29, 2017
Workers’ Compensation Deposits
Workers’ compensation deposits available at the beginning of the period	$301,187	$313,340
Deposits refunded	(107,203)	-
Deposits applied to payment of claims during the period	-	(12,153)
Deposits available for future claims at the end of the period	$193,984	$301,187

Workers’ Compensation Claims Liability
Estimated future claims liabilities at the beginning of the period	$1,948,997	$2,706,701
Claims paid during the period	(1,850,913)	(2,246,367)
Additional future claims liabilities recorded during the period	1,784,014	1,488,663
Estimated future claims liabilities at the end of the period	$1,882,098	$1,948,997

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

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock:  In 2018, we issued approximately 11,000 shares of common stock valued at approximately $62,000 for services, and in 2017 we issued approximately 10,000 shares of common stock valued at approximately $50,000 for services.

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaces the previously announced plan, which was put in place in April 2015. During 2018, we repurchased approximately 324,000 shares of our common stock at an aggregate price of approximately $1.8 million, resulting in an average price of $5.65 per share. During 2017 we repurchased approximately 69,000 shares of our common stock at an aggregate price of approximately $374,000, resulting in an average price of $5.45 per share. These shares were then retired. As of December 28, 2018, we had approximately $2.8 million remaining under the plan. We have no obligation to repurchase our shares. The table below summarizes our common stock purchased during 2018:

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
December 30, 2017 to January 26, 2018	4,820	$5.75	585,892	$4,598,243
January 27, 2018 to February 23, 2018	10,541	5.83	596,433	4,536,840
February 24, 2018 to March 30, 2018	7,100	5.62	603,533	4,496,949
March 31, 2018 to April 27, 2018	34,310	5.67	637,843	4,302,379
April 28, 2018 to May 25, 2018	26,382	5.77	664,225	4,150,262
May 26, 2018 to June 29, 2018	42,900	5.66	707,125	3,907,442
June 30, 2018 to July 27, 2018	36,275	6.03	743,400	3,688,744
July 28, 2018 to August 24, 2018	57,400	5.69	800,800	3,361,906
August 25, 2018 to September 28, 2018	69,993	5.77	870,793	2,958,257
September 29, 2018 to October 26, 2018	12,642	5.51	883,435	2,888,566
October 27, 2018 to November 23, 2018	14,153	4.40	897,588	2,826,254
November 24, 2018 to December 28, 2018	7,258	4.05	904,846	2,796,828
Total	323,774

NOTE 7 – STOCK-BASED COMPENSATION

Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 shares of our common stock, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. On November 17, 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan, under which our Compensation Committee is authorized to issue awards for up 500,000 shares over the 10-year life of the plan. Pursuant to awards under these plans, there were approximately 76,000 and 191,000 options vested at December 28, 2018 and December 29, 2017, respectively.

In July 2018, our Board of Directors authorized a restricted stock grant of approximately 48,000 shares, valued at $300,000, to our six non-employee directors. These shares vest in equal installments at each grant date anniversary over the following two years.

During 2018, we granted 117,500 stock options to certain members of our board and an officer of the Company. During 2017, we granted approximately 75,000 stock options to certain officers and an employee of the Company. The options were granted with an exercise price equal to the fair market value on the date of grant, ten year life and vesting over three years from the date of grant. The fair value of each option award is estimated on the date of grant using the Black-Scholes pricing model and expensed over the vesting period. Expected volatility is based on historical annualized volatility of our stock. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate is based upon the U.S. Treasury yield curve in effect at the time of grant. Currently we do not foresee the payment of dividends in the near term. The assumptions used to calculate the fair value are as follows:

	2018	2017
Expected term (years)	5.8	5.8
Expected volatility	59.4% - 59.8%	61.5%
Dividend yield	0.0%	0.0%
Risk-free rate	2.1% - 2.4%	1.1%

The following table summarizes our stock options outstanding at December 30, 2016, and changes during the fiscal years ended December 28, 2018 and December 29, 2017. The majority of the expired options in 2018 were issued to our former CEO and subsequently cancelled pursuant to the severance agreement with him.

	Number of shares under options	Weighted average exercise price per share	Weighted average grand date fair value
Outstanding, December 30, 2016	208,166	$4.40	2.87
Granted	74,997	5.13	2.65
Forfeited	(834)	8.04	4.53
Expired	(27,334)	5.32	3.96
Outstanding, December 29, 2017	254,995	4.49	6.48
Granted	117,500	5.67	3.15
Forfeited	(42,187)	5.61	2.96
Expired	(169,477)	3.74	2.47
Outstanding, December 28, 2018	160,831	5.86	3.18

The following table reflects a summary of our non-vested stock options outstanding at December 30, 2016 and changes during the fiscal years ended December 28, 2018 and December 29, 2017:

	Number of options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 30, 2016	53,126	$4.81	$2.98
Granted	74,997	4.49	5.68
Vested	(63,750)	5.47	2.86
Forfeited	(834)	8.04	4.53
Non-vested, December 29, 2017	63,539	5.47	2.86
Granted	117,500	5.67	3.15
Vested	(54,329)	5.65	3.11
Forfeited	(42,187)	5.61	2.96
Non-vested, December 28, 2018	84,523	5.56	3.05

The following table summarizes information about our stock options outstanding on, and reflects the intrinsic value recalculated based on the closing price of our common stock of $3.77 at, December 28, 2018:

	Number of options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	160,831	$5.86	8.6	$318,652
Exercisable	76,308	6.18	7.8	-

 The following table summarized information about our stock options outstanding, and reflects the weighted average contractual life at December 28, 2018:

	Outstanding options		Vested options
Range of exercise prices	Number of shares outstanding	Weighted average contractual life	Number of shares exercisable	Weighted average contractual life
$4.80 - 7.00 Range	144,582	9.2	60,059	9.2
$7.01 - 8.76 Range	16,249	2.9	16,249	2.9

Share-based compensation expense relating to the issuance of stock options totaled approximately $332,000 and $157,000 during the fiscal years ended December 28, 2018 and December 29, 2017, respectively. Share-based compensation expense relating to the issuance of stock grants totaled approximately $62,000 during the fiscal year ended December 28, 2018. As of December 28, 2018, there was unrecognized share-based compensation expense totaling approximately $425,000 relating to non-vested options and restricted stock grants that will be recognized over the next 2.5 years.

NOTE 8 – INCOME TAX

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act, or the Tax Act. The Tax Act made broad and complex changes to the U.S. tax code that affected our fiscal years ended December 29, 2017 and December 28, 2018, including, but not limited to, (1) reducing the U.S. federal corporate tax rate to 21%; (2) eliminating the corporate alternative minimum tax, or AMT, and changing how existing AMT credits can be realized; (3) creating the base erosion anti-abuse tax, or BEAT, a new minimum tax; (4) creating a new limitation on deductible interest expense; (5) changing rules related to uses and limitations of net operating loss carryforwards created in tax years beginning after December 31, 2017; (6) bonus depreciation that will allow for full expensing of qualified property; and (7) imposing limitations on the deductibility of certain executive compensation. In connection with our initial analysis of the impact of the Tax Act, we recorded an additional tax expense of approximately $349,000 in the fourth quarter of 2017. This expense is primarily due to remeasurement of our net deferred tax assets at the enacted rate of 21% compared to the previous rate of 34%.

The provision for deferred income taxes is comprised of the following:

	December 28, 2018	December 29, 2017
Current:
Federal	$473,964	$126,487
State	89,414	212,998
Deferred:
Federal	(211,514)	1,586,296
State	(146,792)	79,747
Provision for income taxes	$205,072	$2,005,528

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 28, 2018	December 29, 2017
Deferred Tax Assets and Liabilities
Workers' compensation claims liability	$469,040	$481,299
Depreciation/amortization	59,260	42,227
Bad debt reserve	28,037	69,622
Deferred Rent	17,610	21,235
Accrued vacation	36,202	49,030
Impairment of workers' comp deposit	383,786	-
Stock based compensation	35,700	-
State net operating loss carryforward	45,805	-
Other	4,468	-
AMT Credit	-	58,189
Total deferred tax asset	$1,079,908	$721,602

Management estimates that our combined federal and state tax rates was approximately 17.8% for 2018, net of federal benefit on state income taxes. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 28, 2018		December 29, 2017
Income tax expense based on statutory rate	$247,665	21.0%	$1,252,858	34.0%
Permanent differences	11,633	1.0%	46,939	1.3%
State income taxes expense net of federal taxes	(45,329)	-3.8%	220,326	6.0%
Remeasurement of net deferred tax asset at 21%	-	0.0%	349,240	9.5%
Stock based compensation	-	0.0%	36,411	1.0%
Other	(8,897)	-0.8%	99,754	2.7%
Total taxes on income	$205,072	17.4%	$2,005,528	54.5%

We have analyzed our filing positions in all jurisdictions where we are required to file income tax returns and found no positions that would require a liability for unrecognized income tax benefits to be recognized. We include interest and penalties as interest expense on the consolidated financial statements.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Freestone Insurance Company Liquidation: From April 2012 through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, which changed its corporate name to Freestone Insurance Company in 2013 (Dallas National Insurance and Freestone Insurance Company are collectively referred to as “Freestone”). Under the terms of these insurance policies, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting fund to secure our payment up to the deductible amount on claims occurring within the respective policy years.

From July 2008 through March 2011, our workers’ compensation coverage was provided under an agreement with AMS Staff Leasing II, through its master workers’ compensation policy with Freestone. During this time period, we deposited approximately $500,000 with an affiliate of Freestone for collateral related to the coverage provided to the company through AMS Staff Leasing II and its policy with Freestone.

In April 2014, the Insurance Commissioner of the State of Delaware placed Freestone in receivership due to concerns about its financial condition. In August 2014, the receivership was converted to a liquidation proceeding. In late 2015, we filed timely proofs of claim with the Receiver demonstrating our claimed right to return of the company’s collateral deposits. One proof of claim is filed as a priority claim seeking return of the full amount of our collateral deposits. The other proof of claim is a general claim covering non-collateral items. If it is ultimately determined by the court that our claim is not a priority claim, or if there are insufficient assets in the liquidation to satisfy the priority claims, we may not receive any or all of our collateral.

During the second quarter of 2015 and the first quarter of 2016, after evaluating information known at each point in time regarding the Freestone receivership, it became apparent there was significant uncertainty related to the collectability of the $500,000 deposit previously placed under the AMS Staff Leasing II agreement related to our insurance coverage from July 2008 through March 2011. Because of this, we recorded a reserve of $250,000 in each of those quarters, thereby fully reserving this deposit.

In late May 2017, the Receiver filed a petition with the court, proposing a plan as to how the Receiver would identify and pay collateral to all insureds that paid cash collateral to Freestone. In the petition, the Receiver acknowledged receiving only $500,000 of our collateral. Of the $500,000 acknowledged, the Receiver proposed to return only approximately $6,000 to us. In response to additional information provided to and sought from the Receiver by us and by others, the Receiver has withdrawn the initial petition, acknowledging possible inaccuracies.

As part of our review of first quarter 2018 financial results, the company’s management and board of directors reviewed the likelihood of collecting the remaining $1.8 million of collateral paid to Freestone for policy years beginning in April of 2012 and continuing through March of 2014. Based on court filings and other available information, it was determined that it is more likely than not that our priority claim will be treated in a similar manner as other creditors, resulting in the priority claim having little to no value. We believe that our recovery, if any, of the deposits placed with Freestone and its affiliates will be the greater of: (i) the amount determined and allowed resulting from a tracing analysis of our collateral deposits; or (ii) the amount we would receive in distribution as a general unsecured claimant based on the amount of our collateral deposit.

Therefore, we reasonably estimate the high end of the amount the company might possibly recover through the receivership process is approximately 20% of the $1.8 million deposit amount. Accordingly, for the first quarter of 2018, the reserve on this asset was reduced by approximately $1.5 million, resulting in a net carrying amount of $260,000. This amount is consistent with our current evaluation of the Freestone receivership matter.

In July 2018, the Receiver filed with the Delaware Court of Chancery the Second Accounting setting forth Freestone’s estimated assets and liabilities for the period January 1, 2016, through December 31, 2016. The Second Accounting does not clarify the issues with respect to collateral claims, priorities or return of collateral. In the accounting, the Receiver reports total assets consisting of cash and cash equivalents of $87.8 million as of December 31, 2016, and estimated liabilities of $252,000,000.

Presently, the Receiver has not put forth an amended or new petition regarding its position as to precisely how cash collateral claimants should be treated. Therefore, our stated reasonable estimate is the best guidance we can offer as to the ultimate outcome of this matter. In the event the company receives substantially less than our reasonably estimated amount, there may be a material negative effect on our financial statements.

Operating leases:  We presently lease office space for our corporate headquarters in Lakewood, Colorado. We own all of the office furniture and equipment used in our corporate headquarters. We also lease the facilities for all of our branch locations. All of these facilities are leased at market rates that vary in amount depending on location. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions. Most of our branch leases have terms that extend over three to five years. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Other leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies. Below are the minimum lease obligations as of December 28, 2018:

Year	Obligation
2019	$1,116,737
2020	778,512
2021	295,769
2022	106,265
2023	24,038
Thereafter	-
Total	$2,321,321

Lease expense totaled approximately $1.5 million and $1.4 million for the fiscal years ended December 28, 2018 and December 29, 2017, respectively.

Legal Proceedings: From time to time we are involved in various legal proceedings. We believe that the outcome of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings since December 28, 2018. Legal costs related to contingencies are expensed as incurred.

NOTE 10 – SUBSEQUENT EVENTS

Hire Quest Merger Agreement:  On April 7, 2019, the Company, CCNI One, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), Command Florida, LLC, a wholly-owned subsidiary of the Company (“Merger Sub 2”), and Hire Quest Holdings, LLC (“Hire Quest”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Hire Quest by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into Hire Quest (the “First Merger”), with Hire Quest being the surviving entity (the “First Surviving Company”), and (ii) immediately following the First Merger, the First Surviving Company will be merged with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub 2 being the surviving entity (the “Surviving Company”). Upon completion of the Merger and subject to shareholder approval, the Company will change its name to HireQuest, Inc. In addition, the Merger Agreement contemplates that the Company will commence a self-tender offer to purchase up to 1,500,000 shares of its common stock at share price of $6.00 per share (the “Offer”).

Hire Quest is a trusted name in temporary staffing. Hire Quest provides the back-office support team for Trojan Labor and Acrux Staffing franchised branch locations across the United States. Trojan Labor provides temporary staffing services which includes general labor, industrial, and construction personnel.  Acrux Staffing provides temporary staffing services which includes skilled, semi-skilled and general labor industrial personnel, as well as clerical and secretarial personnel.

Subject to the terms and conditions of the Merger Agreement, which has been approved by the Board of Directors of the Company and the members of Hire Quest, if the Merger is completed, all of the ownership interests in Hire Quest will be converted into the right to receive an aggregate number of shares of the Company’s common stock representing 68% of the shares of the Company’s common stock outstanding immediately after the effective time of the Merger but prior to giving effect to the purchase of the Company’s common stock pursuant to the Offer.  The Merger Agreement requires Hire Quest’s net tangible assets at closing to be at least $14 million.

The Company and Hire Quest have made customary representations, warranties and covenants in the Merger Agreement. Subject to certain exceptions, each of the Company and Hire Quest is required, among other things, to conduct its business in the ordinary course in all material respects during the interim period between the execution of the Merger Agreement and the closing of the Merger. The Company is required to seek shareholder approval of (i) the amendment of the Company’s articles of incorporation to increase the authorized shares of Company’s common stock and to change the name of the Company to “HireQuest, Inc.”, (ii) the issuance of shares of common stock pursuant to the Merger Agreement and the related change of control of the Company pursuant to Nasdaq listing rules, and (iii) the conversion of the Company from a Washington corporation to a Delaware corporation. The Company will call and hold a shareholders meeting seeking to obtain such approvals. The Company will distribute proxy statements to shareholders of record containing additional details regarding the Merger.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective October 1, 2018, our independent registered public accounting firm EKS&H LLLP, or EKS&H, combined with Plante Moran PLLC, or Plante Moran. As a result of this transaction, on October 1, 2018, EKS&H resigned as our independent registered public accounting firm. Concurrent with their resignation, our audit committee approved the engagement of Plante Moran as our new independent registered public accounting firm.

EKS&H’s report on our consolidated financial statements as of and for the fiscal year ended December 29, 2017 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles. During our most recent fiscal year ended December 28, 2018, and through October 1, 2018, we have not had any disagreement with EKS&H on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreement, if not resolved to EKS&H’s satisfaction, would have caused EKS&H to make reference to the subject matter of the disagreement in their report on our consolidated financial statements. In addition, during our most recent fiscal year ended December 28, 2018, and through October 1, 2018, there were no “reportable events” as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

We have not consulted Plante Moran on any matter relating to either (i) the application of accounting principles to a specific transaction, either completed or contemplated, or the type of audit opinion that might be rendered on our financial statements or (ii) any matter that was the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a "reportable event" (as that term is defined in Item 304(a)(1)(v) of Regulation S-K) for the fiscal year ended December 29, 2017.

We provided EKS&H and Plante Moran each with a copy of this disclosure prior to its filing with the Securities and Exchange Commission, and requested that EKS&H and Plante Moran review this disclosure for accuracy and completeness.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer, or CEO, and our Chief Financial Officer, or CFO, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-K. Based on that evaluation, our CEO and CFO concluded that, as of December 28, 2018, our disclosure controls and procedures were effective.

(b) Management's report on internal control over financial reporting. Our management, including our CEO and CFO, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of December 28, 2018.

(c) Changes in internal controls over financial reporting. There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Richard K. Coleman, Jr	Chief Executive Officer, President, and Director
Cory Smith	Chief Financial Officer
Brendan Simaytis	Executive Vice President, Secretary, and General Counsel
JD Smith	Co-chairman of the Board
R. Rimmy Malhotra	Co-chairman of the Board
Steven Bathgate	Director
Steven P. Oman	Director
Galen Vetter	Director
Lawrence F. Hagenbuch	Director

Richard K. Coleman, Jr., age 62, was appointed as our President, Chief Executive Officer, and a Director on April 1, 2018. Mr. Coleman has deep experience serving in senior executive positions and on various public company boards, and has gained extensive expertise in business development and operations. He is also currently Chairman of Hudson Global Inc., a global talent solutions company, and has been a director of Hudson since May 2014. Previously, Mr. Coleman served as Principal Executive Officer of Crossroads Systems, Inc., a global provider of data archive solutions, from August 2017 to March 2018, and as the company’s President and CEO from May 2013 to July 2017. Mr. Coleman has served in a variety of senior operational roles, including CEO of Vroom Technologies, Inc., Chief Operating Officer of MetroNet Communications, and President of US West Long Distance. He also has held significant officer-level positions with Frontier Communications, Centex Telemanagement, and Sprint Communications. He formerly served as a director of: Ciber, Inc. from April 2014 to December 2017, a leading global information technology company; Crossroads Systems, Inc. from April 2013 to July 2017, a global provider of data archive solutions; NTS, Inc. from December 2012 to June 2014, a broadband services and telecommunications company; Aetrium Incorporated from January 2013 to April 2014, a recognized world leader in the global semiconductor industry; and On Track Innovations Ltd. from December 2012 to April 2014, one of the pioneers of cashless payment technology. Mr. Coleman has served as an Adjunct Professor of Leadership and Management for Regis University, and is a guest lecturer on leadership and ethics for Denver University. Mr. Coleman has a Master of Business Administration degree from Golden Gate University and is a graduate of the United States Air Force Communications System Officer School. He has a Bachelor of Science degree from the United States Air Force Academy and has also completed leadership, technology, and marketing programs at Kansas University, UCLA, and Harvard Business School.

Cory Smith, age 43, was appointed as our Chief Financial Officer on July 31, 2017. Mr. Smith was previously employed by Command Center from 2010 through 2015, serving as our Controller during the final two years of his tenure.  Before rejoining Command Center, he was employed by Southeast Staffing beginning in 2015, where he served as the Vice President of Finance. From 2005 to 2010, Mr. Smith worked as a Certified Public Accountant, primarily performing attestation work. Mr. Smith graduated cum laude from Lewis-Clark State College with a Bachelor of Science in Business Administration.

Brendan Simaytis, age 45, was appointed Executive Vice President and General Counsel on July 1, 2018, and also serves as the Company’s Secretary. He has been employed with the company since 2011, primarily as a corporate attorney.  Beginning in May of 2017, he served as Corporate Secretary and Associate General Counsel.  During the course of his employment, Mr. Simaytis has become versed in all aspects of the Company’s business and operations, and he has involvement and oversight of various functions within the Company.  Before joining Command Center, he worked litigating personal injury, property and contractual claims in Missouri and Illinois on behalf of large and small corporate clients while at Williams Venker & Sanders, LLC, a civil litigation law firm in St. Louis, Missouri.  He then worked in private practice in Coeur d’Alene, Idaho, representing both businesses and individuals in a variety of matters.  Mr. Simaytis graduated with a Bachelor of Arts from Northern Illinois University and a Juris Doctor from Western Michigan University Cooley Law School.  He is admitted to practice in Missouri, Illinois and Idaho.

JD Smith, age 48, has been a member of our Board of Directors since December 10, 2012. Mr. Smith has worked in real estate investment, construction and development since 1982. Currently, Mr. Smith is the owner of Real Estate Investment Consultants, LLC, a turnkey investment service firm serving all sectors of real estate and investment and development businesses. He also serves as chairman of the Board of Directors of iCore Connect, Inc., a publicly-held New York-based company and provider of comprehensive healthcare communications solutions. From 2008 until 2012 he was Director of Development for CP Financial, a venture capital firm based in Scottsdale, Arizona. From 1993 until 2008 he developed over two dozen projects in the Phoenix Metro Area, acting through his companies JD Investments, Inc., The High Sonoran Group, Inc., and JD Smith Development, LLC. In 1990 he formed his first operating company to buy and maintain residential rental properties and obtained his real estate license. In 1993 he graduated from Arizona State University with a Bachelor’s of Science degree in Real Estate.

R. Rimmy Malhotra, age 43, was appointed to our Board of Directors on April 6, 2016. From 2013 to the present, Mr. Malhotra has served as the Managing Member and Portfolio Manager for the Nicoya Fund LP, a private investment partnership. Previously, from 2008 to 2013 he served as portfolio manager of the Gratio Values Fund, a mutual fund registered under the Investment Act of 1940. Prior to this, he was an Investment Analyst at a New York based hedge fund. He earned an MBA in Finance from The Wharton School and a Master’s degree in International Relations from the University of Pennsylvania where he was a Lauder Fellow. Mr. Malhotra holds undergraduate degrees in Computer Science and Economics from Johns Hopkins University.

Steven Bathgate, age 64, has over 35 years of security industry experience, particularly with microcap companies. He was appointed to our Board of Directors in 2016. In 1995 he founded GVC Capital LLC and he is the Senior Managing Partner of that firm. GVC Capital is an investment banking firm located in Denver, Colorado, focusing primarily on providing comprehensive investment banking services to undervalued microcap companies. Prior to founding GVC Capital, Mr. Bathgate was CEO of securities firm Cohig & Associates in Denver from 1985 to 1995 and was previously Managing Partner, Equity Trading, at Wall Street West. He was previously a director for Global Healthcare REIT and Bluebook International, Inc. Mr. Bathgate received a Bachelor of Science in Finance from the University of Colorado, Leeds School of Business.

Steven P. Oman, age 70, has been a member of our Board of Directors since March 16, 2018. Mr. Oman is currently a partner in the law firm Provident Law, PLLC, located in Scottsdale, Arizona, and has held this position since June of 2015. Mr. Oman has been a practicing attorney for over 43 years, primarily in areas of business, real estate and estate planning. Prior to his work at Provident Law, he was a sole practitioner for many years in Scottsdale, Arizona, for the Law Office of Steven P. Oman. Mr. Oman has also served as a director and officer of other publicly-held companies, including Alanco Technologies, Inc., and Photocomm, Inc., providing various services and products over the years, including satellite-based technology, photovoltaics and oil industry water disposal facilities. Mr. Oman received his Bachelor of Mechanical Engineering degree in 1970 from the University of Minnesota, Institute of Technology, and his J.D. from William Mitchell College of Law, St. Paul, Minnesota in 1975. Mr. Oman is a member of the State Bar of Arizona and the Maricopa County Bar Association.

Galen Vetter, age 67, was appointed to our Board of Directors in April 2018. He brings significant senior executive management and board experience to Command Center, along with accounting and financial expertise. Mr. Vetter served as president of Rust Consulting, Inc. from December 2008 to May 2012, as global chief financial officer of Franklin Templeton Investment Funds from April 2004 to November 2008 and in numerous roles at RSM LLP from June 1973 to March 2004. Since January 2009 Mr. Vetter has served as a member on the Advisory Board of Directors of Land O’Lakes, Inc. Since 2013 he has served as a director of Alerus Financial, Inc.  Mr. Vetter is a licensed certified public accountant (inactive). He received his Bachelor of Science degree from the University of Northern Iowa.  Mr. Vetter has had extensive exposure to the analysis of financial statements and financial reporting matters and qualifies as an “audit committee financial expert” under SEC guidelines.

Lawrence F. Hagenbuch, age 52, was appointed to our Board of Directors in April 2018. He brings extensive operations and board experience to Command Center, along with expertise in the creation of innovative marketing and planning strategies. Mr. Hagenbuch is currently a Managing Director with Huron Consulting. Mr. Hagenbuch served on the board of directors and the audit and compensation committees of the publicly traded firm Remy International from 2008 until the sale of the company in 2015. He currently serves on the board of directors of the publicly traded company Arotech. Mr. Hagenbuch has served in senior management positions at J. Hilburn, Alix Partners, GE / GE capital, and American National Can. Mr. Hagenbuch began his professional career in the United States Navy. Mr. Hagenbuch earned an undergraduate degree in engineering from Vanderbilt University on a full Navy ROTC scholarship. He later earned an MBA from the Wharton School of the University of Pennsylvania. Mr. Hagenbuch currently serves as a founding board member of the veteran’s service charity, Soldiers Who Salsa.

Corporate Governance Policies and Code of Ethics

We have adopted a Standard of Ethics and Business Conduct, Corporate Governance Guidelines, and a Policy on Roles and Responsibilities of the Chairman of the Board. Those policies are available on our website at www.commandonline.com and in print to any stockholder upon request at no charge. Requests should be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth Blvd., Suite 250, Lakewood, CO 80235.

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

Committees of the Board of Directors

Our Board of Directors established three standing committees and a special committee to facilitate and assist the Board in the execution of its responsibilities. The committees are the Audit Committee, the Compensation Committee, the Nominating and Governance Committee, and the Strategic Alternatives Committee. The composition and function of each of our committees complies with the rules of the SEC that are currently applicable to us and we intend to comply with additional exchange listing requirements to the extent that they become applicable to us in the future. The Board has also adopted charters for the Audit Committee, Compensation Committee and Nominating and Governance Committee. Charters for these committees are available on our website at www.commandonline.com. The charter of each committee is also available in print to any stockholder upon request at no charge. The table below shows current membership for each of the standing Board committees and the special Board committee.

Audit Committee	Compensation Committee	Nominating and Governance Committee	Strategic Alternatives Committee
Galen Vetter (Chair)	Lawrence F. Hagenbuch (Chair)	JD Smith (Chair)	R. Rimmy Malhotra (Chair)
Lawrence F. Hagenbuch	R. Rimmy Malhotra	Steven P. Oman	Steven Bathgate
Steven P. Oman	Steven Bathgate	Galen Vetter	JD Smith
Lawrence F. Hagenbuch

Audit Committee:  Galen Vetter (Chairman), Lawrence F. Hagenbuch, and Steven P. Oman currently serve on the Audit Committee. The Audit Committee met on four occasions in 2018 and reviewed our quarterly filings and our annual filing and audit. Additional discussions among committee members outside of meetings were held to discuss the audit process and the preparation and review the consolidated financial statements.

Our Board of Directors has determined that Galen Vetter qualifies as an “audit committee financial expert” as defined under the Securities Exchange Act of 1934 and the applicable rules of the NASDAQ Capital Market. All the members of the Audit Committee are financially literate pursuant to the NASDAQ Listing Rules. Each of the members of the Audit Committee met and meets the independence standards for independent directors under the NASDAQ Listing Rules.

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

Compensation Committee:  Lawrence F. Hagenbuch (Chairman), R. Rimmy Malhotra, and Steven Bathgate currently serve on the Compensation Committee. The Compensation Committee met on six occasions in 2018. The Compensation Committee is comprised of three non-employee directors. Each of the members of the Compensation Committee met and meets the independence standards for independent directors under the NASDAQ Listing Rules.

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

The Committee has the authority to engage its own independent advisors to assist in carrying out its responsibilities. No such advisors are currently engaged. The Compensation Committee did not use an advisor to assist it in determining executive compensation for our 2018 fiscal year.  Executive management of the Company is actively involved in determining appropriate compensation and making recommendations to the Compensation Committee for its consideration.

Nominating and Governance Committee:  JD Smith (Chairman), Steven P. Oman, and Galen Vetter currently serve on the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee met on three occasions in 2018. Each of the members of the Nominating and Governance Committee met and meets the independence standards for independent directors under the NASDAQ Listing Rules.

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
b)
establishing procedures for identifying and evaluating director candidates including nominees recommended by stockholders;
c)
identifying individuals qualified to become Board members;
d)
recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees; and
e)
overseeing the evaluation of the effectiveness of the organization of the Board, including its committees, and the Board’s performance.

Special Committee: In February 2017, our Board established the Strategic Alternatives Committee as a special committee. R. Rimmy Malhotra (Chairman), Steven Bathgate, JD Smith, and Lawrence F. Hagenbuch currently serve on the Committee. The Committee is empowered to identify and evaluate strategic opportunities available to the Company. The Committee has engaged the services of an investment banking firm to assist the Committee in fulfilling this assignment. Each of the members of the Strategic Alternatives Committee met and meets the independence standards for independent directors under the NASDAQ Listing Rules.

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

Stockholder nominations must be made in accordance with the procedures outlined in, and must include the information required by, our Bylaws and must be addressed to: Secretary, Command Center, Inc., 3609 S. Wadsworth Blvd., Suite 250, Lakewood, CO 80235. Stockholders can obtain a copy of our Bylaws by writing to the Secretary at this address.

Stockholder Communications with the Board of Directors

If a stockholder wishes to communicate with the Board of Directors, he or she may send any communication in writing to: Secretary, Command Center, Inc., 3609 S. Wadsworth Blvd., Suite 250, Lakewood, CO 80235. The stockholder should include his or her name and address in the written communication and indicate whether he or she is a stockholder of Command Center. The Secretary will review any communication received from a stockholder, and all material communications from stockholders will be forwarded to the appropriate director or directors or Committee of the Board of Directors based on the subject matter.

 Director Compensation

The following table summarizes the cash, equity awards, and all other compensation earned by each of our non-employee directors during the fiscal year ended December 28, 2018. Directors who are also officers are included in the Summary Executive Compensation Table below.

Name	Fees earned or paid in cash	Share awards (1)	Option awards (2)	Total
JD Smith	$39,445	$64,225	$-	$103,670
R. Rimmy Malhotra	38,720	64,225	26,730	129,675
Steven Bathgate	32,316	64,225	26,730	123,271
Steven P. Oman	23,683	52,373	-	76,055
Galen Vetter	24,672	51,582	-	76,254
Lawrence F. Hagenbuch	21,504	51,582	-	73,086
John Schneller (3)	17,321	14,225	-	31,546
Richard Finlay (4)	11,364	-	-	11,364
John Stewart (5)	11,537	-	-	11,537
Total	$220,562	$362,436	$53,460	$636,459

1)
This column represents the grant date fair value of shares awarded to each non-employee director in 2018 in accordance with U.S. GAAP. The amounts were calculated using the closing price of our stock on the grant date.
2)
This column represents the grant date fair value of options awarded to each non-employee director in 2018 in accordance with U.S. GAAP.
3)
Served as director until July 12, 2018.
4)
Served as director until January 22, 2018.
5)
Served as director and Chairman of the Board until January 16, 2018.

Narrative to Director Compensation Table

The Compensation Committee recommends and the Board of Directors determines the compensation for our directors, based on industry standards and our financial situation. During 2018, we paid each of our independent directors a base amount of $25,000 as an annual retainer, paid on a quarterly basis, and granted each independent director 8,026 restricted shares of our common stock which vest in equal installments at each grant date anniversary over the next two years. In addition, each Co-Chairman of the Board receives an additional $5,000 annual retainer, the Chairman of the Audit Committee receives an additional $6,500 annual retainer, and each Chairman of the Compensation Committee and the Nominating and Governance Committee receives an additional $5,000 annual retainer. Non-chairman members of the Audit committee receive an additional $3,500 annual retainer, and non-chairman members of all other committees receive an additional $2,500 annual retainer.

Attendance at Meetings

During 2018, our Board of Directors held fifteen meetings and acted by unanimous written consent on seven occasions. During 2017, our Board of Directors held twelve meetings and acted by unanimous written consent on four occasions. Each member attended at least 75% of the meetings of the Board and committees on which he or she served during his or her term of office. Directors are expected to attend the Company’s meetings of stockholders, absent unusual circumstances. Last year’s annual meeting of stockholders was attended by all of our directors.

 Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934, as amended, requires our officers, directors, and beneficial owners of more than 10% any of our equity securities to timely file certain reports regarding ownership of and transactions in our securities with the Securities and Exchange Commission. Copies of the required filings must also be furnished to us. We became subject to the requirements of Section 16(a) on February 8, 2008. Section 16(a) compliance was required during the fiscal year ended December 28, 2018. Based solely on a review of Forms 3, 4 and 5 and amendments thereto furnished to us pursuant to Rule 16a-3(e) under the Exchange Act during 2018, we believe that, during 2018, the filing requirements under Section 16(a) of the Exchange Act were satisfied.

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

Summary Compensation Table

The following tables provide a summary of information about compensation expensed or accrued by us during the fiscal years ended December 28, 2018, and December 29, 2017 for (a) our Chief Executive Officer, (b) our former Chief Executive Officer, (c) our Chief Financial Officer, (d) our Executive Vice President and General Counsel, and (e) our former Executive Vice President and General Counsel; collectively, the Named Executive Officers or NEOs. Columns required by SEC rules are omitted where there is no amount to report.

Name and Principal Position	Year	Salary	Bonus	Option awards (6)	All other compensation	Total
Richard K. Coleman, Jr. (1)	2018	$243,750	$100,000	$316,335	297(7)	$660,382
President, Chief Executive Officer, and Director
Cory Smith (2)	2018	172,500	23,763	-	27,728(8)	223,991
Chief Financial Officer	2017	63,462	-	12,450	-	75,912
Brendan Simaytis (3)	2018	196,250	35,644	-	90(7)	231,984
Executive Vice President and General Counsel	2017	176,077	40,000	62,941	-	279,018
Frederick Sandford (4)	2018	68,750	-	-	697,664(9)	766,414
Former Chief Executive Officer and Director	2017	275,000	-	62,251	-	337,251
Ronald Junck (5)	2018	171,363	59,407	-	20,155(10)	250,925
Former Executive Vice President and General Counsel	2017	206,538	-	75,391	-	281,929

1)
Mr. Coleman was appointed Chief Executive Officer on April 1, 2018.
2)
Mr. Smith was appointed Chief Financial Officer on July 22, 2017.
3)
Mr. Simaytis was appointed Executive Vice President and General Counsel on July 1, 2018.
4)
Mr. Sandford’s tenure as an officer ended on March 31, 2018.
5)
Mr. Junck’s tenure as an officer ended on May 25, 2018.
6)
Refer to Note 7 – Stock-based Compensation in the Notes to the Consolidated Financial Statements for assumptions used to determine option value.
7)
Other compensation is for Company sponsored life insurance.
8)
Mr. Smith’s other compensation is for reimbursable relocation expenses and Company sponsored life insurance.
9)
Mr. Sandford’s other compensation is for severance and Company sponsored life insurance.
10)
Mr. Junck's other compensation is for consulting fees and Company sponsored life insurance.

Narrative to Summary Compensation Table

Summary of Executive Employment Agreements:  On March 31, 2019 we entered into an Executive Employment Agreement with Richard K. Coleman, Jr., the Company's Chief Executive Officer, effective as of April 1, 2019. This agreement provides for Mr. Coleman to continue serving as our Chief Executive Officer during an initial six month term and to receive an annual base salary of $325,000. Mr. Coleman will be eligible for a performance bonus during the initial term, and a lump sum payment equal to $200,000 at the closing of a change of control transaction, under certain conditions.

On June 29, 2018, we entered into an Executive Employment Agreement with Cory Smith, the Company’s Chief Financial Officer, effective as of July 1, 2018. This agreement provides for Mr. Smith to continue serving as the Company’s Chief Financial Officer during an initial one-year term and to receive an annual base salary of $180,000. Mr. Smith will also be eligible for an performance bonus during the initial term, and a lump sum payment of $50,000 in the event of a change of control, as defined by the agreement, during the term or within six months following the term. If Mr. Smith’s employment is terminated by us without cause within 12 months following a change of control, Mr. Smith will be entitled to receive his base salary for the greater of six months or the time remaining in the current term of the agreement.

On June 29, 2018, we entered into an Executive Employment Agreement with Brendan Simaytis, the Company’s Executive Vice President and General Counsel, effective as of July 1, 2018. This agreement provides for Mr. Simaytis to continue serving as the Company’s Executive Vice President and General Counsel during an initial one-year term and to receive an annual base salary of $200,000. Mr. Simaytis will also be eligible for an performance bonus during the initial term, and a lump sum payment of $50,000 in the event of a change of control, as defined by the agreement, during the term or within six months following the term. If Mr. Simaytis’s employment is terminated by us without cause within 12 months following a change of control, Mr. Simaytis will be entitled to receive his base salary for the greater of six months or the time remaining in the current term of the agreement.

On March 28, 2018, we entered into a severance agreement with our former Chief Executive Officer Frederick Sandford. Pursuant to this severance agreement, we mutually agreed to terminate Mr. Sandford’s employment as of March 31, 2018, 11:59 p.m. In addition, Mr. Sandford agreed to resign as a member of our Board of Directors and from all other positions with Command Center, also effective at 11:59 p.m. on March 31, 2018. In return, we agreed to pay Mr. Sandford $275,000 severance, an amount equal to 105% of the value of Mr. Sandford’s unexercised options whether vested or not, and $25,000 to cover his legal fees. All unexercised options were terminated and cancelled as a result.

On May 25, 2018, we entered into a severance agreement and a consulting agreement with our former Vice President and General counsel Ronald L. Junck. Pursuant to the severance agreement, we will pay Mr. Junck severance in the amount of $75,000 over the course of four months in regular installments, pay all accrued but unused vacation time, and his participation in the Company’s health insurance plans will continue through May 31, 2018. Pursuant to the consulting agreement, Mr. Junck will provide consulting services to the Company commencing June 1, 2018, and continuing through July 31, 2018, for a $10,000 monthly fee.

All our executive officers receive expense reimbursement for business travel and participation in employee benefits programs made available during the term of employment.

Summary of the Executive Bonus Program

The 2018 plan was established by our Compensation Committee, in conjunction with our Board of Directors and input from management, through our current executive employments agreements. The plan sets out a goal and incentives for management upon achievement of which management will be awarded cash. This goal represents our business focus for the 2018 fiscal year and strives to align our business focus with the interests of our stockholders.

The plan provides for a bonus pool to be created in an amount equal to 15% of our 2018 adjusted EBITDA exceeding $3 million. This pool will be distributed to members of our executive management, with 50% of the pool going to our Chief Executive Officer, Richard K. Coleman, Jr., 25% going to our Chief Financial Officer, Cory Smith, and 25% going to our Executive Vice President and General Counsel, Brendan Simaytis.

Outstanding Equity Awards at Fiscal Year-End

The following table shows grants of options outstanding on December 28, 2018, the last day of our last completed fiscal year, to each of the NEOs named in the Summary Compensation Table.

Name	Grant date	Number of securities underlying unexercised options exercisable	Number of securities underlying unexercised options unexercisable	Option exercise price	Option expiration date
Richard K. Coleman, Jr.	4/1/2018	42,143	57,857	$5.70 (1)	3/31/2028
Cory Smith	9/29/2017	2,083	2,083	5.40 (2)	9/28/2027
Brendan Simaytis	9/22/2017	8,333	8,333	4.80 (2)	9/21/2027
	9/29/2017	3,125	3,125	5.40 (2)	9/28/2027

1)
These options vest 25% at the date of grant with the remaining 75% vesting in equal, monthly increments of the first day of each of the following 35 months.
2)
These options vest in four equal installments, 25% at the date of grant, and 25% at each grant date anniversary over the following three years.

Payments upon Termination and Change in Control

The following is a summary setting forth potential severance payments and benefits provided for our current NEOs valued as of December 28, 2018.

Richard K. Coleman, Jr., President and Chief Executive Officer	Involuntary Termination without Cause (1)	Termination for Change in Control	Death	Disability
Base Salary	$231,250	$-	$-	$-
Bonus (2)	80,539	200,000	-	-
Total	$311,789	$200,000	$-	$-

1)
Includes base salary through the end of the current term.
2)
Includes 2018 performance bonus and change in control bonus. The change in control bonus is an amount equal to $200,000 reduced by any payment made pursuant to the 2018 performance bonus.

Cory Smith, Chief Financial Officer	Involuntary Termination without Cause (1)	Termination for Change in Control (1)	Death (1)	Disability (1)
Base Salary	$90,000	$90,000	$90,000	$90,000
Bonus (2)	40,270	90,270	-	-
Total	$130,270	$180,270	$90,000	$90,000

1)
Includes base salary through the end of the current term, or 6 months.
2)
Includes 2018 performance bonus and change in control bonus.

Brendan Simaytis, Executive Vice President and General Counsel	Involuntary Termination without Cause (1)	Termination for Change in Control (1)	Death (1)	Disability (1)
Base Salary	$100,000	$100,000	$100,000	$100,000
Bonus (2)	40,270	90,270	-	-
Total	$140,270	$190,270	$100,000	$100,000

1)
 Includes base salary through the end of the current term, or 6 months.
2)
Includes 2018 performance bonus and change in control bonus.

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

Payments Made Upon Involuntary Termination Without Cause: In the case of Mr. Coleman, he will continue to receive his base salary for the remainder of the then-current term. In the case of Mr. Smith and Mr. Simaytis, each will continue to receive their base salary through the end of the current term or six months, whichever is longer.

Payments Made Upon a Change in Control: Some NEO’s employment agreement contains change in control provisions. The benefits, in addition to the items listed under the heading “Payments Made Upon Any Termination” above include the vesting of all outstanding stock options.

In the case of Mr. Smith and Mr. Simaytis, each will continue to receive their base salary through the end of the current term or six months, whichever is longer.

Payments Made Upon Death or Permanent Disability: In the event of the death or permanent disability of an NEO, the executive or personal representative or estate, as applicable, would receive, in addition to the items listed under the heading “Payments Made Upon Any Termination” above the vesting of all outstanding stock options.

In the case of Mr. Smith and Mr. Simaytis, each will continue to receive their base salary through the end of the current term or six months, whichever is longer.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information regarding (a) the ownership of any non-management person known to us to own more than five percent of any class of our voting common stock, and (b) the number and percentage of our shares of common stock held by each director, each of the named executive officers and directors and officers as a group. Percentages of ownership have been calculated based upon 4,680,871 shares of common stock issued and outstanding as of December 28, 2018.

Security Ownership of Non-Management Owners

Name and address of Beneficial Owner	Title of class	Amount and nature of beneficial ownership (1)	Percent of class
Jerry Smith (2)	Common Stock	479,725	10.2%
Barbara Rydesky (3)	Common Stock	555,253	11.9%
Ephraim Fields (4)	Common Stock	340,782	7.3%

1)
Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entity(s) controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of  April 9, 2019.
2)
The number of shares comprising Mr. Smith’s beneficial ownership is based upon the written representations of his legal counsel. Mr. Smith’s address is: care of Command Center, Inc., 3609 S Wadsworth Blvd., Suite 250 Lakewood, CO 80235.
3)
The number of shares comprising Mrs. Rydesky’s beneficial ownership is based upon the written representations of Barbara Rydesky. Mrs. Rydesky’s address is: 3238 Pine Lake Road, Orchard Lake, MI 48234.
4)
The number of shares comprising Mr. Fields' beneficial ownership, over which Mr. Fields has sole voting and sole dipositive power, is based upon the Schedule 13G/A filed by Ephraim Fields on February 11, 2019. Mr. Fields' address is: care of Echo Lake Capital, 501 Madison Avenue, Floor 12A, New York, NY 10022.

Security Ownership of Management

Name and address of Beneficial Owner (1)	Title of class	Amount and nature of beneficial ownership (2)	Percent of class
Richard K. Coleman, Jr. (3)	Common Stock	55,000	1.2%
Brendan Simaytis (4)	Common Stock	17,958	*
Cory Smith (5)	Common Stock	3,333	*
JD Smith (6)	Common Stock	42,274	*
Steven P. Oman (7)	Common Stock	8,442	*
R. Rimmy Malhotra (8)	Common Stock	140,510	3.0%
Steven Bathgate (9)	Common Stock	114,445	2.4%
Galen Vetter (10)	Common Stock	10,581	*
Lawrence F. Hagenbuch (11)	Common Stock	2,278	*
All Officers and Directors as a group (nine persons)	Common Stock	394,821	8.4%
Ron Junck (12)	Common Stock	121,685	2.6%
Frederick Sandford (13)	Common Stock	16,250	*

* Indicates ownership of less than 1.0%

1)
The address of the NEOs and Directors is:  care of Command Center, Inc., 3609 S Wadsworth Blvd, Suite 250 Lakewood, CO 80235.
2)
Beneficial ownership is calculated in accordance with Rule 13d-3(d)(1) of the Exchange Act, and includes shares held outright, shares held by entities controlled by NEOs and/or Directors, and shares issuable upon exercise of options or warrants which are exercisable on or within 60 days of  April 9, 2019.
3)
Options to purchase shares.
4)
Includes 6,500 shares held outright and options to purchase 11,458 shares.
5)
Includes 1,250 shares held outright and options to purchase 2,083 shares.
6)
Includes 30,191 shares held outright and options to purchase 12,083 shares.
7)
Shares held outright.
8)
Includes 12,191 shares held outright, 123,944 shares held indirectly through the Nicoya Fund, and options to purchase 4,375 shares. The shares held by the Nicoya Fund are directly owned by the Nicoya Fund LLC, a Delaware limited liability company. This reporting person is the managing member and a co-owner of Nicoya Capital LLC, which is the managing member and owner of the Nicoya Fund.
9)
Includes 27,155 shares held outright, 82,915 shares held indirectly, including 66,666 by Mr. Bathgate’s spouse, 7,916 by the Bathgate Family Partnership and 8,333 by Viva Co., LLC, and options to purchase 4,375 shares.
10)
Includes 8,303 shares held outright and 2,278 shares held indirectly by Vetter Community Resources, LLC.
11)
Shares held outright.
12)
Includes 112,762 shares held outright, and 8,923 shares held indirectly through Inland Empire Temporary Staffing Services LLC of which Mr. Junck is a member.
13)
Shares held outright.

Equity Compensation Plans

At the annual meeting of stockholders held on November 17, 2016, the stockholders approved the adoption of the Command Center, Inc. 2016 Stock Incentive Plan (the "2016 Plan"). The 2008 Stock Incentive Plan expired in January 2016, except as to awards that remain outstanding under such plan.

Securities Authorized for Issuance Under Equity Compensation Plans.

As of December 28, 2018, we had one equity compensation plan, namely the 2016 Plan, approved by the stockholders on November 17, 2016. Pursuant to the 2016 Plan, the Compensation Committee is authorized to issue awards for up to 500,000 common shares over the 10-year life of the 2016 Plan. Currently, there have been approximately 192,000 options and approximately 11,000 common shares granted under the 2019 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There were no related party transactions during 2018 or 2017.

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

Director Independence

Our Board of Directors affirmatively determines the independence of each director and nominee for election as a director in accordance with certain criteria, which include all elements of independence set forth in the related Securities and Exchange Commission Rules and Regulations and the NASDAQ Listing Rules. As part of the Board Committee meetings, and as they feel necessary or appropriate at full Board meetings, the independent directors routinely meet in executive session without management or any non-independent directors present.

Based on these standards and information provided by our Board of Directors and officers, our Board of Directors determined that Steven Bathgate, R. Rimmy Malhotra, JD Smith, Steven P. Oman, Galen Vetter, and Lawrence F. Hagenbuch, all non-employee directors, are independent and have no material relationship with the Company, except as directors and as stockholders of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Board of Directors selected Plante & Moran, PLLC ("Plante Moran") as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended December 28, 2018. The Board of Directors selected EKS&H LLLP ("EKS&H") as the independent registered public accounting firm to examine our consolidated financial statements for the fiscal year ended December 29, 2017.

The following table summarizes the fees that Plante Moran and EKS&H charged us for the listed services during 2018 and 2017:

Type of fee	2018	2017
Audit fee (1)	$110,245	$56,611
Audit related fees (2)	-	-
Tax fees (3)	-	-
All other fees (4)	-	-
	$110,245	$56,611

1)
Audit fees consist of fees billed for professional services provided in connection with the audit of the Company’s consolidated financial statements and reviews of our quarterly consolidated financial statements.
2)
Audit related fees consist of assurance and related services that include, but are not limited to, internal control reviews, attest services not required by statute or regulation and consultation concerning financial accounting and reporting standards, and not reported under “Audit fees.”
3)
Tax fees consist of the aggregate fees billed for professional services for tax compliance, tax advice, and tax planning. These services include preparation of federal income tax returns.
4)
All other fees consist of fees billed for products and services other than the services reported above.

Our Audit Committee reviewed the audit and tax services rendered by Plante Moran and concluded that such services were compatible with maintaining the auditors’ independence. All audit, non-audit, tax services, and other services performed by our independent accountants are pre-approved by our Audit Committee to assure that such services do not impair the auditors’ independence from us. We do not use Plante Moran for financial information system design and implementation. These services, which include designing or implementing a system that aggregates source data underlying the financial statements, or generates information that is significant to our financial statements, are provided internally. We do not engage Plante Moran to provide compliance outsourcing services.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as part of this Form 10-K or incorporated by reference:

1)
Our consolidated financial statements can be found in Item 8 of this Form 10-K.
2)
Consolidated Financial Statement Schedules (omitted because they are either not required, are not applicable, or the required information is disclosed in the notes to the consolidated financial statements or related notes).
3)
The following exhibits are filed with this Annual Report on Form 10-K or incorporated by reference:

Exhibit No.	Description
3.1	Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to Form SB-2, as filed May 7, 2001.
3.2	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.2 to Form 8-K, as filed November 16, 2005.
3.3	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.3 to Form S-1, as filed January 14, 2008.
3.4	Amended and Restated Bylaws, as of September 5, 2017. Incorporated by reference to Exhibit 3.4 to Form 8-K as filed on September 8, 2017.
3.5	Amendment to the Articles of Incorporation. Incorporated by reference to Exhibit 3.5 to Form 8-K, as filed December 7, 2017.
4.1	Form of Common Stock Share Certificate. Incorporated by reference to Exhibit 4.1 to Form S-1 as filed January 14, 2008.
10.1	Executive Employment Agreement with Richard K. Coleman, Jr. Incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 2, 2018.
10.2	Executive Employment Agreement with Cory Smith. Incorporated by reference to Exhibit 10.2 to Form 8-K as filed on July 6, 2018.
10.3	Executive Employment Agreement with Brendan Simaytis. Incorporated by reference to Exhibit 10.3 to Form 8-K as filed on July 6, 2018.
10.4	Command Center, Inc. 2016 Stock Incentive Plan. Incorporated by reference to Exhibit 10.4 included as Appendix B to Form DEF 14A as filed October 11, 2016.
10.5	Account Purchase Agreement by and between Command Center, Inc. and Wells Fargo Bank, N.A., dated May 12, 2016. Incorporated by reference to Exhibit 10.5 to Form 10-Q as filed on May 15, 2017.
10.6	Executive Severance Agreement with Frederick Sandford dated March 28, 2018. Incorporated by reference to Exhibit 10.6 to Form 8-K as filed on April 3, 2018.
10.7	Executive Severance Agreement with Ronald L. Junck dated May 25, 2018. Incorporated by reference to Exhibit 10.7 to Form 8-K as filed on June 1, 2018.
10.8
Settlement agreement with Ephraim Fields, Echo Lake Capital, Keith Rosenbloom, Lawrence F. Hagenbuch, Randall Bort, and Sean Gelston dated April 16, 2018. Incorporated by reference to Exhibit 10.8 to Form 8-K as filed on April 18, 2018.

10.9	Executive Employment Agreement with Richard K. Coleman, Jr. Incorporated by reference to Exhibit 10.9 to Form 8-K as filed on April 4, 2019.
14.1	Standard of Ethics and Business Conduct. Incorporated by reference to Exhibit 14.1 to Form 10-K as filed on April 11, 2017.
21.1	List of Subsidiaries (filed herewith).
23.1	Consent of Plante Moran (filed herewith).
23.2	Consent of EKS&H (filed herewith).
31.1	Certification of Chief Executive Officer-Section 302 Certification (filed herewith).
31.2	Certification of Chief Financial Officer-Section 302 Certification (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMAND CENTER, INC.

/s/ Richard K. Coleman, Jr.	Richard K. Coleman, Jr.	April 9, 2019
Signature	Printed Name	Date
President, Chief Executive Officer, Director

/s/ Cory Smith	Cory Smith	April 9, 2019
Signature	Printed Name	Date
Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Richard K. Coleman, Jr. and Cory Smith, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JD Smith	JD Smith	April 9, 2019
Signature	Printed Name	Date
Director

/s/ R. Rimmy Malhotra	R. Rimmy Malhotra	April 9, 2019
Signature	Printed Name	Date
Director

/s/ Steven Bathgate	Steven Bathgate	April 9, 2019
Signature	Printed Name	Date
Director

/s/ Seven P. Oman	Steven P. Oman	April 9, 2019
Signature	Printed Name	Date
Director

/s/ Galen Vetter	Galen Vetter	April 9, 2019
Signature	Printed Name	Date
Director

/s/ Lawrence F. Hagenbuch	Lawrence F. Hagenbuch	April 9, 2019
Signature	Printed Name	Date
Director