Form 10-Q
period 2019-03-29
Command Center, Inc.
filed 2019-05-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 29, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
Commission file number: 000-53088

COMMAND CENTER, INC.
(Exact name of registrant as specified in its charter)

Washington	91-2079472
(State of incorporation)	(I.R.S. Employer Identification No.)

3609 S. Wadsworth Blvd., Ste. 250, Lakewood, CO	80235
(Address of Principal Executive Offices)	(Zip Code)

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

Number of shares of issuer's common stock outstanding at May 10, 2019: 4,629,331

Command Center, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Balance Sheets

	March 29, 2019	December 28, 2018
ASSETS	(unaudited)
Current assets
Cash	$7,338,186	$7,934,287
Restricted cash	139,859	69,423
Accounts receivable, net of allowance for doubtful accounts	9,063,215	9,041,361
Prepaid expenses, deposits, and other assets	460,953	380,930
Prepaid workers' compensation	313,814	212,197
Total current assets	17,316,027	17,638,198
Property and equipment, net	288,375	329,255
Right-of-use assets	1,795,451	-
Deferred tax asset	1,321,644	1,079,908
Workers' compensation risk pool deposit, net	191,521	193,984
Workers' compensation risk pool deposit in receivership, net	260,000	260,000
Goodwill and other intangible assets, net	3,903,963	3,930,900
Total assets	$25,076,981	$23,432,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$904,981	$219,945
Account purchase agreement facility	-	398,894
Other current liabilities	788,831	821,142
Accrued wages and benefits	1,583,534	1,218,699
Current portion of lease liabilities	930,874	-
Current portion of workers' compensation claims liability	1,003,643	1,003,643
Total current liabilities	5,211,863	3,662,323
Lease liabilities, less current portion	915,203	-
Workers' compensation claims liability, less current portion	912,754	878,455
Total liabilities	7,039,821	4,540,778
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,633,120 and 4,680,871 shares issued and outstanding, respectively	4,633	4,681
Additional paid-in capital	54,426,617	54,536,852
Accumulated deficit	(36,394,089)	(35,650,066)
Total stockholders' equity	18,037,161	18,891,467
Total liabilities and stockholders' equity	$25,076,981	$23,432,245

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended
	March 29, 2019	March 30, 2018
Revenue	$21,754,898	$22,467,398
Cost of staffing services	16,122,635	16,873,331
Gross profit	5,632,263	5,594,067
Selling, general and administrative expenses	6,550,012	7,213,620
Depreciation and amortization	67,817	92,591
Loss from operations	(985,566)	(1,712,144)
Interest expense and other financing expense	80	2,163
Net loss before income taxes	(985,646)	(1,714,307)
Provision for income taxes	(241,623)	(496,618)
Net loss	$(744,023)	$(1,217,689)

Loss per share:
Basic	$(0.16)	$(0.24)
Diluted	$(0.16)	$(0.24)

Weighted average shares outstanding:
Basic	4,662,275	4,983,157
Diluted	4,662,275	4,983,157

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 29, 2017	4,993,672	4,994	56,211,837	(36,621,042)	19,595,789
Stock-based compensation	-	-	26,593	-	26,593
Common stock purchased and retired	(22,461)	(23)	(129,010)	-	(129,033)
Cumulative effect of accounting change	-	-	-	(3,311)	(3,311)
Effective repurchase of stock options			(240,670)	-	(240,670)
Net income for the year	-	-	-	(1,217,689)	(1,217,689)
Balance at March 30, 2018	4,971,211	$4,971	$55,868,750	$(37,842,042)	$18,031,679

Balance at December 28, 2018	4,680,871	4,681	54,536,852	(35,650,066)	18,891,467
Stock-based compensation	-	-	87,726	-	87,726
Common stock purchased and retired	(47,751)	(48)	(197,961)	-	(198,009)
Net loss for the period	-	-	-	(744,023)	(744,023)
Balance at March 29, 2019	4,633,120	$4,633	$54,426,617	$(36,394,089)	$18,037,161

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows

	Thirteen weeks ended
	March 29, 2019	March 30, 2018
Cash flows from operating activities
Net loss	$(744,023)	$(1,217,689)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	67,817	92,591
Provision for bad debt	45,524	(10,995)
Stock based compensation	87,726	26,593
Deferred taxes	(241,736)	(496,618)
Reserve on workers' compensation risk pool deposit in receivership	-	1,540,000
Cumulative effect of accounting change	-	(3,311)
Changes in operating assets and liabilities:
Accounts receivable	(67,378)	150,046
Prepaid expenses, deposits, and other assets	133,053	90,372
Prepaid workers' compensation	(101,617)	(119,422)
Accounts payable	685,036	(324,831)
Other current liabilities	(32,311)	(283,310)
Accrued wages and benefits	364,835	388,523
Operating lease liability and righ-of-use assets	50,626	-
Workers' compensation risk pool deposits	2,463	-
Workers' compensation claims liability	34,299	-
Net cash provided by (used in) operating activities	284,314	(168,051)
Cash flows from investing activities
Purchase of property and equipment	-	(67,197)
Net cash used in investing activities	-	(67,197)
Cash flows from financing activities
Net change in account purchase agreement facility	(611,970)	(671,594)
Purchase of common stock	(198,009)	(129,032)
Net cash used in financing activities	(809,979)	(800,626)
Net decrease in cash	(525,665)	(1,035,874)
Cash and restricted cash, beginning of period	8,003,710	7,781,484
Cash and restricted cash, end of period	$7,478,045	$6,745,610
Supplemental disclosure of non-cash activities
Purchase of vested stock options	-	240,670
Supplemental disclosure of cash flow information
Interest paid	307	2,163
Income taxes paid	(604)	(3,252)
Reconciliation of cash and cash equivalents
Cash	$7,338,186	$6,708,742
Restricted cash	139,859	36,868
Total cash and restricted cash	$7,478,045	$6,745,610

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the year ended December 28, 2018. The results of operations for the thirteen weeks ended March 29, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

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

Concentrations: At March 29, 2019, 17.3% of accounts receivable was due from a single customer and 69.8% of total accounts payable were due to three vendors. At December 28, 2018, 12.9% of total accounts receivable was due from a single customer and 27.4% of total accounts payable were due to two vendors.

Revenue recognition: We account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Our primary source of revenue is from providing temporary contract labor to our customers. Revenue is recognized at the time we satisfy our performance obligation. Our contracts have a single performance obligation, which is the transfer of services. Because our customers receive and consume the benefits of our services simultaneously, our performance obligations are typically satisfied when our services are provided. Revenue is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities. Our customers are invoiced every week and we do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms with our customers, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

Below are summaries of our revenue disaggregated by industry (in thousands, except percentages):

	Thirteen weeks ended
	March 29, 2019		March 30, 2018
Industrial, manufacturing and warehousing	$6,596	30.3%	$8,628	38.4%
Transportation	4,688	21.6%	3,749	16.7%
Construction	4,002	18.4%	4,044	18.0%
Hospitality	3,634	16.7%	3,748	16.7%
Retail and Other	2,835	13.0%	2,298	10.2%
Total	$21,755	100.0%	$22,467	100.0%

Leases: We presently lease facilities for our corporate headquarters and all of our branch locations. We have the right to direct, and obtain substantially all of the economic benefit, from the use of these facilities. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. Most of our branch leases have terms that extend over three to five years. Generally, these leases do not have an option to extend the term. In the instances where there is an option to extend, we assumed we would not exercise that option, and accordingly, did not recognize the option as part of our right-of-use asset or lease liability. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice. Some of our leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.

Operating leases are included in right-of-use assets and lease current and long-term liabilities. Lease expense for operating leases is recognized on a straight-line basis over the lease term, and is included in selling, general and administrative expense. Some of our leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent. The variable portion of these lease payments is not included in our right-of-use assets or lease liabilities. These variable payments are expensed when the obligation for those payments is incurred and are included in lease expense in selling, general and administrative expense.

Lease right-of-use assets and lease liabilities are measured using the present value of future minimum lease payments over the lease term at the lease commencement cate. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. We use our incremental borrowing rates based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what we would be required to pay for a collateralized loan over a similar term.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed each period and past due balances are written-off when it is probable that the receivable will not be collected. Our allowance for doubtful accounts was approximately $137,000 and $113,000, at March 29, 2019 and December 28, 2018, respectively.

Recently adopted accounting pronouncements:  In February 2016, the FASB issued guidance on lease accounting. The new guidance continues to classify leases as either finance or operating, but results in the lessee recognizing most operating leases on the balance sheet as right-of-use assets and lease liabilities. This guidance was effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB amended the standard to provide transition relief for comparative reporting, allowing companies to adopt the provisions of the new standard using a modified retrospective transition method on the adoption date, with a cumulative-effect adjustment to retained earnings recorded on the date of adoption. We have elected to adopt the standard using the transition relief provided in the July amendment. In preparation for adoption of the standard, we have implemented internal controls to enable the preparation of financial information.

We have elected the three practical expedients allowed for implementation of the new standard, but have not utilized the hindsight practical expedient. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; 3) initial direct costs for any existing leases.

As a result of adopting this guidance, we recognized a right-of-use asset, and corresponding lease liability, of approximately $2.1 million as of the first day of our fiscal first quarter of 2019. The adoption of this guidance did not have a material impact on expense recognition. The difference between the right-of-use assets and lease liabilities relates to the deferred rent liability balance as of the end of fiscal 2018 associated with the leases capitalized. The deferred rent liability, which was the difference between the straight-line lease expense and cash paid, reduced the right-of-use asset upon adoption.

In January 2017, the FASB issued guidance to simplify the subsequent measurement of goodwill by eliminating the requirement to perform a Step 2 impairment test to compute the implied fair value of goodwill. As a result, entities will only compare the fair value of a reporting unit to its carrying value (Step 1) and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized may not exceed the total amount of goodwill allocated to that reporting unit. This amended guidance is effective for fiscal years and interim periods beginning after December 15, 2019, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We early adopted this guidance for our fiscal 2018 annual impairment test. The adoption of the new standard did not have any impact to our consolidated financial statements.

Recently issued accounting pronouncements:  In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Total outstanding common stock equivalents at March 29, 2019 and March 30, 2018, were approximately 161,000 and 255,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen weeks ended
	March 29, 2019	March 30, 2018
Weighted average number of common shares used in basic net income per common share	4,662,275	4,983,157
Dilutive effects of stock options	-	-
Weighted average number of common shares used in diluted net income per common share	4,662,275	4,983,157

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

Pursuant to this agreement, we owed approximately $399,000 at December 28, 2018, and at March 29, 2019, there was approximately $213,000 that was owed to us, which is included in Prepaid expense, deposits, and other current assets on our Consolidated Balance Sheet. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At March 29, 2019, the effective interest rate was 5.00%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other similar assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At March 29, 2019 and December 28, 2018, we were in compliance with this covenant. There was approximately $69,000 and $2,000 available to us under this agreement at March 29, 2019 and December 28, 2018, respectively.

At March 29, 2019, we have a letter of credit with Wells Fargo for approximately $6.2 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes our purchased goodwill and finite-lived intangible asset balances:

	March 29, 2019			December 28, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Goodwill	$3,777,568	$-	$3,777,568	$3,777,568	$-	$3,777,568
Finite-lived intangible assets:
Customer relationships	430,984	(304,589)	126,395	430,984	(277,652)	153,332
Total finite-lived intangible assets	430,984	(304,589)	126,395	430,984	(277,652)	153,332

Total goodwill and intangible assets	$4,208,552	$(304,589)	$3,903,963	$4,208,552	$(277,652)	$3,930,900

Amortization expense related to intangible assets for the thirteen weeks ended March 29, 2019 and March 30, 2018 was approximately $27,000 and $54,000, respectively.

The following table reflects future estimated amortization expense of intangible assets with definite lives as of March 29, 2019.

Year	Obligation
2019	$80,810
2020	45,585
Thereafter	-
Total	$126,395

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

As part of our high deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At March 29, 2019, our cash and non-cash collateral totaled approximately $6.4 million and consisted of cash deposits of approximately $192,000 and a letter of credit of approximately $6.2 million.

Workers’ compensation expense for our field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third-party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state administered programs. Workers’ compensation expense for the thirteen weeks ended March 29, 2019 and March 30, 2018 was approximately $701,000 and $993,000, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock: In 2018, we issued approximately 11,000 shares of common stock valued at approximately $62,000 for services.

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended March 29, 2019, we purchased approximately 48,000 shares of common stock at an aggregate cost of approximately $198,000 resulting in an average price of $4.15 per share. These shares were subsequently retired. In April, 2019 we suspended purchases under this plan. As of March 29, 2019, we have approximately $2.6 million remaining under the plan. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended March 29, 2019.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
December 29, 2018 to January 25, 2019	6,929	$4.42	911,775	$2,766,222
January 26, 2019 to February 22, 2019	15,470	4.14	927,245	2,702,229
February 23, 2019 to March 29, 2019	25,352	4.08	952,597	2,598,819
Total	47,751	4.15

In April, 2019 we suspended purchases under this plan and we are not currently repurchasing our common stock. Subsequent to March 29, 2019, through April 5, 2019, we have repurchased approximately 4,000 additional shares at an aggregate cost of approximately $15,000 resulting in an average price of $3.97 per share.

Tender Offer:  The Merger Agreement with Hire Quest contemplates that we will commence a self-tender offer to purchase up to 1,500,000 shares of our common stock at a price of $6.00 per share. See Note 10 – Subsequent Events for a more complete description.

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 equity awards, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. In November 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which our Compensation Committee is authorized to issue awards for up to 500,000 shares of our common stock over the 10 year life of the plan. Pursuant to awards under these plans, there were approximately 83,000 and 76,000 stock options vested at March 29, 2019 and December 28, 2018, respectively.

The following table summarizes our stock options outstanding at December 28, 2018, and changes during the period ended March 29, 2019.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 28, 2018	160,831	$5.86	$3.18
Granted	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, March 29, 2019	160,831	5.86	3.18

The following table summarizes our non-vested stock options outstanding at December 28, 2018, and changes during the period ended March 29, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 28, 2018	84,523	$5.56	$3.05
Granted	-	-	-
Forfeited	-	-	-
Vested	(6,428)	5.70	3.16
Non-vested, March 29, 2019	78,095	5.55	3.04

 The following table summarizes information about our stock options outstanding, and reflects the intrinsic value recalculated based on the closing price of our common stock of $3.93 at March 29, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	160,831	$5.86	8.3	$306,912
Exercisable	82,736	6.14	7.7	-

The following table summarizes information about our stock options outstanding, and reflects weighted average contractual life at March 29, 2019:

	Outstanding options		Vested options
Range of exercise prices	Number of shares underlying options	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average remaining contractual life (years)
$4.80 - 7.00	144,582	8.9	66,487	8.9
$7.01 - 8.76	16,249	2.7	16,249	2.7

In July 2018, our Board of Directors authorized a restricted stock grant of approximately 48,000 shares, valued at $300,000, to our six non-employee directors. These shares will vest in equal installments at each grant date anniversary over the next two years.

At March 29, 2019, there was unrecognized stock-based compensation expense totaling approximately $337,000 relating to non-vested options and restricted stock grants that will be recognized over the next 2.8 years. Certain non-vested stock options restricted stock grants will vest upon completion of the Hire Quest Merger Agreement which would result in the recognition all remaining, unrecognized stock-based compensation expense for these common stock equivalents.

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

Leases: We presently lease facilities for our corporate headquarters and all of our branch locations. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions. Most of our branch leases have terms that extend over three to five years. Generally, these leases do not have an option to extend the term. In the instances where there is an option to extend, we assumed we would not exercise that option, and accordingly, did not recognize the option as part of our right-of-use asset or lease liability.

We determined the discount rate used to calculate the present value of future minimum lease payments based on our incremental borrowing rate and consistent with financing terms currently in place with financial institutions. The weighted average discount rate on our operating leases is 5.0%. The weighted average remaining lease term on our operating leases is 1.5 years.

Below is a table of our future minimum operating lease commitments for the remainder of the current year and for the next five years, and a reconciliation to the lease liability recognized on our consolidated balance sheet. Amount necessary to reduce our minimum lease payments to present value were calculated using our incremental borrowing rate.

Remainder of 2019	$788,054
2020	754,100
2021	279,153
2022	104,736
2023	23,187
Total undiscounted future minimum lease payments	1,949,230
Less: Imputed interest	(103,153)
Present value of lease liabilities	$1,846,077

Lease expense for the thirteen weeks ended March 29, 2019 and March 30, 2018 was approximately $366,000 and $380,000, respectively

Legal Proceedings: From time to time, we are involved in various legal proceedings. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 29, 2019.

NOTE 10 – SUBSEQUENT EVENTS

Hire Quest Merger Agreement: On April 7, 2019, the Company, CCNI One, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), Command Florida, LLC, a wholly-owned subsidiary of the Company (“Merger Sub 2”), and Hire Quest Holdings, LLC (“Hire Quest”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), providing for the acquisition of Hire Quest by the Company. The Merger Agreement provides that, upon the terms and subject to the conditions set forth in the Merger Agreement, (i) Merger Sub 1 will be merged with and into Hire Quest (the “First Merger”), with Hire Quest being the surviving entity (the “First Surviving Company”), and (ii) immediately following the First Merger, the First Surviving Company will be merged with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub 2 being the surviving entity (the “Surviving Company”). Upon completion of the Merger and subject to shareholder approval, the Company will change its name to HireQuest, Inc. In addition, the Merger Agreement contemplates that the Company will commence a self-tender offer to purchase up to 1,500,000 shares of its common stock at a price of $6.00 per share (the “Offer”).

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Form 10-Q may contain forward-looking statements. These statements relate to Command Center, Inc.’s (“Command Center”, the “Company”, “we”, “us” or “our”) expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

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

As of May 7, 2019, we owned and operated 67 on-demand labor branches across 22 states.

Results of Operations

The following tables reflect operating results for the thirteen week period ended March 29, 2019, compared to the thirteen week period ended March 30, 2018 (in thousands except percentages). Percentages reflect line item amounts as a percentage of revenue. The tables serve as the basis for the narrative that follows.

	Thirteen weeks ended
	March 29, 2019		March 30, 2018
Revenue	$21,755	100.0%	$22,467	100.0%
Cost of staffing services	16,123	74.1%	16,873	75.1%
Gross profit	5,632	25.9%	5,594	24.9%
Selling, general and administrative expenses	6,550	30.1%	7,214	32.1%
Depreciation and amortization	68	0.3%	93	0.4%
Loss from operations	(986)	(4.5)%	(1,713)	(7.6)%
Interest expense and other financing expense	-	0.0%	2	0.0%
Net loss before income taxes	(986)	(4.5)%	(1,715)	(7.6)%
Provision for income taxes	(242)	(1.1)%	(497)	(2.2)%
Net loss	$(744)	(3.4)%	$(1,218)	(5.4)%
Non-GAAP data
Adjusted EBITDA	(118)	(0.5)%	417	1.9%

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

	Thirteen weeks ended
	March 29, 2019	March 30, 2018
Net loss	$(744)	$(1,218)
Interest expense	-	2
Provision for income taxes	(242)	(496)
Depreciation and amortization	68	93
Non-cash compensation	88	26
Other non-recurring expense	712	2,010
Adjusted EBITDA	$(118)	$417

Thirteen Weeks Ended March 29, 2019

Summary of operations: Revenue for the thirteen weeks ended March 29, 2019 was approximately $21.8 million, a decrease of approximately $713,000, or 3.2%, from $22.5 million for the thirteen weeks ended March 30, 2018. This decrease is due to the loss of a large customer, poor weather in parts of the country, the loss of key salespeople, and a higher concentration of lower margin business.

Cost of staffing services: Cost of staffing services was 74.1% of revenue in the thirteen weeks ended March 29, 2019 compared to 75.1% for the thirteen weeks ended March 30, 2018. This decrease was primarily due to a decrease in workers’ compensation costs. We also benefited from lower unemployment costs, which was offset by higher field team member wages and related payroll taxes as unemployment rates remain low and continue to put upward pressure on wages.

Selling, general and administrative expenses, or SG&A: SG&A for the thirteen weeks ended March 29, 2019 was approximately $6.6 million, a decrease of approximately $664,000 from $7.2 million for the thirteen weeks ended March 30, 2018. This decrease is primarily due the impairment of our workers’ compensation deposit in receivership of approximately $1.5 million that we incurred last year. Excluding this expense from 2018, SG&A increased by approximately $876,000. This increase was primarily due to higher legal and professional fees related to the recently announced agreement and plan of merger with Hire Quest. We also had less significant cost increases related to recruiting, stock-based compensation, bank fees, and bad debt, which were partially offset by lower IT related costs.

Liquidity and Capital Resources

Our primary source of cash and liquidity to fund our ongoing operations are derived from the revenue we generate from customers utilizing our services. The primary use of our cash and liquidity is the compensation paid to our field team members and internal staff, the payroll taxes associated with that compensation, and SG&A. At March 29, 2019, our current assets exceeded our current liabilities by approximately $12.1 million. Included in current assets is cash of approximately $7.5 million and net accounts receivable of approximately $9.1 million. Included in current liabilities are accrued wages and benefits of approximately $1.6 million, and the current portion of our workers’ compensation claims liability of approximately $1.0 million.

Operating activities: Through the thirteen weeks ended March 29, 2019, net cash provided by operating activities totaled approximately $284,000 compared to net cash used in operating activities of approximately $168,000 through the thirteen weeks ended March 30, 2018. Operating activity through the first quarter of 2019 included a net loss of approximately $744,000, an increase in deferred taxes of approximately $242,000, and an increase in prepaid workers’ compensation of approximately $102,000. These uses were offset by an increase in accounts payable of approximately $685,000, an increase in accrued wages and benefits of approximately $365,000, and a decrease in prepaid expenses and other assets of approximately $133,000. Operating activity in the first quarter of 2018 included a net loss of approximately $1.2 million, a decrease in accounts payable of approximately $325,000, a decrease in other current liabilities of approximately $283,000, and a decrease of prepaid workers’ compensation premiums of approximately $119,000. These uses of cash were offset by a decrease of approximately $1.5 million in our workers’ compensation risk pool deposit in receivership, an increase in accrued wages and benefits of approximately $389,000, and a decrease in accounts receivable of approximately $150,000.

Investing activities: Through the thirteen weeks ended March 29, 2019, there was no cash flow related to investing activities, compared to net cash used in investing activities of approximately $67,000 through the thirteen weeks ended March 30, 2018. The use in 2018 was related to the purchse of equipment.

Financing activities: Through the thirteen weeks ended March 29, 2019, net cash used in financing activities totaled approximately $810,000, compared to approximately $801,000 through the thirteen weeks ended March 30, 2018. Financing activity through the first quarter of 2019 included a decrease in our account purchase agreement of approximately $612,000, and the purchase of treasury stock of approximately $198,000. Financing activity in 2018 related to a decrease in our account purchase agreement of approximately $672,000, and the purchase of treasury stock of approximately $129,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 29, 2019, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. Beginning December 29, 2018, we adopted FASB issued guidance on lease accounting. Accordingly, we implemented changes to our processes related to leases and the related control activities. These changes included the development of new procedures based on the requirements provided in the new standard, new training, ongoing contract review, and the gathering of information required for expanded disclosure. There have not been any other changes in our internal control over financial reporting during the interim period ended March 29, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2018 filed with the Securities and Exchange Commission on April 9, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the thirteen weeks ended March 29, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended March 29, 2019, we purchased approximately 48,000 shares of common stock at an aggregate cost of approximately $198,000 resulting in an average price of $4.15 per share. These shares were subsequently retired. As of March 29, 2019, we have approximately $2.6 million remaining under the plan. The following table summarizes in more detail our common stock purchased during the thirteen weeks ended March 29, 2019.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
December 29, 2018 to January 25, 2019	6,929	$4.42	911,775	$2,766,222
January 26, 2019 to February 22, 2019	15,470	4.14	927,245	2,702,229
February 23, 2019 to March 29, 2019	25,352	4.08	952,597	2,598,819
Total	47,751	4.15

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

Item 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement with Richard K. Coleman, Jr. incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 4, 2019.
10.2	Agreement and Plan of Merger with Hire Quest Holdings, LLC incorporated by reference to Exhibit 10.2 to Form 8-K as filed on April 9, 2019.
31.1	Certification of Richard K. Coleman, Jr., Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Cory Smith, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Command Center, Inc.

/s/ Richard K. Coleman, Jr.	May 13, 2019
Richard K. Coleman, Jr	Date
President and Chief Executive Officer

/s/ Cory Smith	May 13, 2019
Cory Smith	Date
Chief Financial Officer