Form 10-Q/A
period 2019-03-29
Command Center, Inc.
filed 2019-05-13
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended March 29, 2019 as filed with the Securities and Exchange Commission on May 13, 2019 is to furnish Exhibits 101 to the Form 10-Q.

No changes have been made to the Quarterly Report other than the furnishing of Exhibit 101.INS, 101.SCH, 101.CAL, 101.DEF, 101.LAB and 101.PRE described above. This Amendment No. 1 to Form 10-Q does not reflect subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the Form 10-Q, as amended.

Command Center, Inc.

Table of Contents

PART II. OTHER INFORMATION
Item 6.	Exhibits	3
	Signatures	4

Item 6. Exhibits

Exhibit No.	Description
10.1	Executive Employment Agreement with Richard K. Coleman, Jr. incorporated by reference to Exhibit 10.1 to Form 8-K as filed on April 4, 2019.
10.2	Agreement and Plan of Merger with Hire Quest Holdings, LLC incorporated by reference to Exhibit 10.2 to Form 8-K as filed on April 9, 2019.
31.1	Certification of Richard K. Coleman, Jr., Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Cory Smith, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

4