Form 10-Q
period 2019-06-28
Command Center, Inc.
filed 2019-08-12
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 28, 2019

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer ☐ , a smaller reporting company ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at August 9, 2019: 13,071,846

Command Center, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Command Center, Inc.
Consolidated Balance Sheets

	June 28, 2019	December 28, 2018
ASSETS	(unaudited)
Current assets
Cash	$6,909,551	$7,934,287
Restricted cash	105,700	69,423
Accounts receivable, net of allowance for doubtful accounts	10,230,897	9,041,361
Prepaid expenses, deposits, and other assets	175,361	380,930
Prepaid workers' compensation	538,063	212,197
Total current assets	17,959,572	17,638,198
Property and equipment, net	284,960	329,255
Right-of-use assets	1,580,546	-
Deferred tax asset	1,083,360	1,079,908
Workers' compensation risk pool deposit, less current portion, net	-	193,984
Workers' compensation risk pool deposit in receivership, net	260,000	260,000
Goodwill and other intangible assets, net	3,877,027	3,930,900
Total assets	$25,045,465	$23,432,245
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$528,949	$219,945
Account purchase agreement facility	526,142	398,894
Other current liabilities	448,266	821,142
Accrued wages and benefits	1,623,135	1,218,699
Current portion of lease liabilities	878,725	-
Current portion of workers' compensation claims liability	939,081	1,003,643
Total current liabilities	4,944,298	3,662,323
Lease liabilities, less current portion	745,736	-
Workers' compensation claims liability, less current portion	854,372	878,455
Total liabilities	6,544,406	4,540,778
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 8,333,333 shares authorized; 4,629,331 and 4,680,871 shares issued and outstanding, respectively	4,629	4,681
Additional paid-in capital	54,479,010	54,536,852
Accumulated deficit	(35,982,580)	(35,650,066)
Total stockholders' equity	18,501,059	18,891,467
Total liabilities and stockholders' equity	$25,045,465	$23,432,245

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Operations
(unaudited)

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Revenue	$24,838,463	$24,175,985	$46,593,361	$46,643,383
Cost of staffing services	18,288,855	17,898,665	34,411,490	34,771,996
Gross profit	6,549,608	6,277,320	12,181,871	11,871,387
Selling, general and administrative expenses	5,609,401	5,368,908	12,159,413	12,582,528
Depreciation and amortization	62,728	87,926	130,545	180,517
Income (loss) from operations	877,479	820,486	(108,087)	(891,658)
Interest expense (income) and other financing expense	(33)	267	47	2,430
Net income (loss) before income taxes	877,512	820,219	(108,134)	(894,088)
Provision (benefit) for income taxes	466,004	256,972	224,380	(239,646)
Net income (loss)	$411,508	$563,247	$(332,514)	$(654,442)

Earnings (loss) per share:
Basic	$0.09	$0.11	$(0.07)	$(0.13)
Diluted	$0.09	$0.11	$(0.07)	$(0.13)

Weighted average shares outstanding:
Basic	4,629,492	4,924,245	4,645,883	4,953,701
Diluted	4,631,299	4,931,201	4,645,883	4,953,701

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock
	Shares	Par Value	Additional paid-in capital	Accumulated deficit	Total stockholders' equity
Balance at December 29, 2017	4,993,672	$4,994	$56,211,837	$(36,621,042)	$19,595,789
Common stock issued for services	10,973	11	62,425	-	62,435
Stock-based compensation	-	-	155,785	-	155,784
Common stock purchased and retired	(126,053)	(126)	(718,414)	-	(718,540)
Cumulative effect of accounting change	-	-	-	(3,311)	(3,311)
Effective repurchase of stock options	-	-	(240,670)	-	(240,668)
Net loss for the period	-	-	-	(654,442)	(654,442)
Balance at June 29, 2018	4,878,592	$4,879	$55,470,963	$(37,278,795)	$18,197,047

Balance at December 28, 2018	4,680,871	$4,681	$54,536,852	$(35,650,066)	$18,891,467
Stock-based compensation	-	-	155,166	-	155,166
Common stock purchased and retired	(51,540)	(52)	(213,008)	-	(213,060)
Net loss for the period	-	-	-	(332,514)	(332,514)
Balance at June 28, 2019	4,629,331	$4,629	$54,479,010	$(35,982,580)	$18,501,059

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Consolidated Statements of Cash Flows

	Twenty-six weeks ended
	June 28, 2019	June 29, 2018
Cash flows from operating activities
Net loss	$(332,514)	$(654,442)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	130,545	180,517
Provision for bad debt	93,403	6,115
Stock based compensation	155,166	218,221
Deferred taxes	(3,452)	(389,969)
Reserve on workers' compensation risk pool deposit in receivership	-	1,540,000
Cumulative effect of accounting change	-	(3,311)
Gain on disposition of property and equipment	-	(5,684)
Changes in operating assets and liabilities:
Accounts receivable	(1,282,939)	(61,936)
Prepaid expenses, deposits, and other assets	205,569	587
Prepaid workers' compensation	(325,866)	(313,868)
Accounts payable	309,004	(273,006)
Other current liabilities	(372,876)	(365,499)
Accrued wages and benefits	404,436	(114,833)
Operating leases	43,915	-
Workers' compensation risk pool deposits	193,984	99,624
Workers' compensation claims liability	(88,645)	50,629
Net cash used in operating activities	(870,270)	(86,855)
Cash flows from investing activities
Purchase of property and equipment	(32,377)	(84,851)
Proceeds from the sale of property and equipment	-	19,500
Net cash used in investing activities	(32,377)	(65,351)
Cash flows from financing activities
Net change in account purchase agreement facility	127,248	(1,093,414)
Purchase of treasury stock	(213,060)	(718,540)
Net used in financing activities	(85,812)	(1,811,954)
Net decrease in cash	(988,459)	(1,964,160)
Cash and restricted cash, beginning of period	8,003,710	7,781,484
Cash and restricted cash, end of period	$7,015,251	$5,817,324
Supplemental disclosure of non-cash activities
Purchase of vested stock options	-	240,670
Common stock issued for services	-	62,436
Supplemental disclosure of cash flow information
Interest paid	312	2,576
Income taxes paid	56,496	2,284
Reconciliation of cash and cash equivalents
Cash	$6,909,551	$5,759,456
Restricted cash	105,700	57,868
Total cash and restricted cash	$7,015,251	$5,817,324

See accompanying notes to consolidated financial statements.

Command Center, Inc.
Notes to Consolidated Financial Statements

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared by Command Center, Inc. ("Command Center,” the “Company,” “we,” "us," or “our”) in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and rules and regulations of the Securities and Exchange Commission, or the SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in our Annual Report filed on Form 10-K for the fiscal year ended December 28, 2018. The results of operations for the twenty-six weeks ended June 28, 2019 are not necessarily indicative of the results expected for the full fiscal year or for any other fiscal period.

Hire Quest Merger: On July 15, 2019, Command Center completed its acquisition of Hire Quest Holdings, LLC, a Florida limited liability company, ("Hire Quest"), in accordance with the terms of the Agreement and Plan of Merger dated April 8, 2019. Upon the closing of the Merger, all of the ownership interests in Hire Quest were converted into the right to receive an aggregate of 9,837,336 shares of the Company’s common stock. In connection with the Merger, theCompany completed an issuer tender offer, pursuant to which it accepted for repurchase 1,394,821 shares of common stock for an aggregate purchase price of approximately $8.4 million, excluding fees and expenses.

Pursuant to the Merger Agreement, Hire Quest had the right to appoint four directors to the Board, and such directors were appointed in accordance with this agreement. Four of our prior directors submitted their resignations consistent with the terms of the Merger.

As a condition precedent to the Merger, the Company and its subsidiaries entered into a Loan Agreement with Branch Banking and Trust Company, or BB&T, for a $30 million line of credit, with a $15 million sublimit for letters of credit. The Company’s prior credit facility with Wells Fargo was paid off in full and terminated in connection with the Merger and a new letter of credit was issued to the Company’s workers’ compensation insurance carrier by BB&T to replace the Wells Fargo letter. For additional information related to the transaction with Hire Quest, see Note 10 – Subsequent Events.

Consolidation: The consolidated financial statements include the accounts of Command Center and all of our wholly-ownedsubsidiaries, but do not include the accounts of Hire Quest, as the closing of the Merger occurred after the end of the second quarter. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Concentrations: At June 28, 2019, 14.4% of accounts receivable was due from a single customer and 72.7% of total accounts payable were due to two vendors. At December 28, 2018, 12.9% of total accounts receivable was due from a single customer and 27.4% of total accounts payable were due to two vendors.

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

Below are summaries of our revenue disaggregated by industry (in thousands, except percentages):

	Thirteen weeks ended
	June 28, 2019		June 29, 2018
Industrial, manufacturing and warehousing	$7,323	29.5%	$8,557	35.4%
Transportation	4,665	18.8%	3,503	14.5%
Construction	4,662	18.8%	4,442	18.4%
Hospitality	4,379	17.6%	4,046	16.7%
Retail and Other	3,809	15.3%	3,628	15.0%
Total	$24,838	100.0%	$24,176	100.0%

	Twenty-six weeks ended
	June 28, 2019		June 29, 2018
Industrial, manufacturing and warehousing	$13,919	29.9%	$17,185	36.8%
Construction	9,353	20.1%	7,252	15.5%
Hospitality	8,664	18.6%	8,486	18.2%
Transportation	8,013	17.2%	7,794	16.7%
Retail and Other	6,643	14.3%	5,926	12.7%
Total	$46,593	100.0%	$46,643	100.0%

Leases: As of June 28, 2019, we leased facilities for our corporate headquarters and all of our branch locations. We have the right to direct, and obtain substantially all of the economic benefit, from the use of these facilities. We determine if an arrangement meets the definition of a lease at inception, at which time we also perform an analysis to determine whether the lease qualifies as operating or financing. Most of our branch leases have terms that extend over three to five years. Generally, these leases do not have a defined option to extend the term. In the instances where there is an option to extend, we assumed we would not exercise that option, and accordingly, did not recognize the option as part of our right-of-use asset or lease liability. Some of the leases have cancellation provisions that allow us to cancel with 90 days' notice and payment of a termination fee. Some of our leases have been in existence long enough that the term has expired and we are currently occupying the premises on month-to-month tenancies.

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

Lease right-of-use assets and lease liabilities are measured using the present value of future minimum lease payments over the lease term at the lease commencement date. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives received. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. The incremental borrowing rates used are estimated based on what we would be required to pay for a collateralized loan over a similar term.

Accounts Receivable and Allowance for Doubtful Accounts: Accounts receivable are carried at their estimated recoverable amount, net of allowances. The allowance for doubtful accounts is determined based on historical write-off experience, age of receivable, other qualitative factors and extenuating circumstances, and current economic data and represents our best estimate of the amount of probable losses on our accounts receivable. The allowance for doubtful accounts is reviewed each period and past due balances are written-off when it is probable that the receivable will not be collected. Our allowance for doubtful accounts was approximately $125,000 and $113,000 at June 28, 2019 and December 28, 2018, respectively.

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

As a result of adopting this guidance, we recognized a right-of-use asset, and corresponding lease liability, of approximately $2.1 million as of the first day of our first fiscal quarter of 2019. The adoption of this guidance did not have a material impact on expense recognition. The difference between the right-of-use assets and lease liabilities relates to the deferred rent liability balance as of the end of fiscal 2018 associated with the leases capitalized. The deferred rent liability, which was the difference between the straight-line lease expense and cash paid, reduced the right-of-use asset upon adoption.

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

Recently issued accounting pronouncements:  In June 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on our financial position, results of operations, and cash flows.

NOTE 2 – EARNINGS PER SHARE

Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at June 28, 2019 and June 29, 2018 totaled approximately 161,000 and 202,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Weighted average number of common shares used in basic net income per common share	4,629,492	4,924,245	4,645,883	4,953,701
Dilutive effects of stock options	1,807	6,956	-	-
Weighted average number of common shares used in diluted net income per common share	4,631,299	4,931,201	4,645,883	4,953,701

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

Pursuant to this agreement, we owed approximately $526,000 and $399,000 at June 28, 2019 and December 28, 2018, respectively. The current agreement bears interest at the Daily One Month London Interbank Offered Rate plus 2.50% per annum. At June 28, 2019, the effective interest rate was 4.90%. Interest is payable on the actual amount advanced. Additional charges include an annual facility fee equal to 0.50% of the facility threshold in place and lockbox fees. As collateral for repayment of any and all obligations, we granted Wells Fargo Bank, N.A. a security interest in all of our property including, but not limited to, accounts receivable, intangible assets, contract rights, deposit accounts, and other similar assets. The agreement requires that the sum of our unrestricted cash plus net accounts receivable must at all times be greater than the sum of the amount outstanding under the agreement plus accrued payroll and accrued payroll taxes. At June 28, 2019 and December 28, 2018, we were in compliance with this covenant. There was approximately $2,000 available to us under this agreement at June 28, 2019 and December 28, 2018.

At June 28, 2019, we had a letter of credit with Wells Fargo for approximately $6.2 million that secures our obligations to our workers’ compensation insurance carrier and reduces the amount available to us under the account purchase agreement. For additional information related to this letter of credit, see Note 5 – Workers’ Compensation Insurance and Reserves.

Subsequent to June 28, 2019, the account purchase agreement with Wells Fargo was paid off and terminated in connections with the transaction with Hire Quest.

NOTE 4 – GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets are stated net of accumulated amortization. The following table summarizes our purchased goodwill and finite-lived intangible asset balances:

	June 28, 2019			December 28, 2018
	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Goodwill	$3,777,568	$-	$3,777,568	$3,777,568	$-	$3,777,568
Finite-lived intangible assets:
Customer relationships	430,984	(331,525)	99,459	430,984	(277,652)	153,332
Non-compete agreements	228,580	(228,580)	-	228,580	(228,580)	-
Total finite-lived intangible assets	659,564	(560,105)	99,459	659,564	(506,232)	153,332

Total goodwill and intangible assets	$4,437,132	$(560,105)	$3,877,027	$4,437,132	$(506,232)	$3,930,900

Amortization expense related to intangible assets for the twenty-six weeks ended June 28, 2019 and June 29, 2018 was approximately $54,000 and $101,000, respectively.

The following table reflects future estimated amortization expense of intangible assets with definite lives as of June 28, 2019.

Year	Obligation
2019	$53,874
2020	45,585
Thereafter	-
Total	$99,459

NOTE 5 – WORKERS' COMPENSATION INSURANCE AND RESERVES

In April 2014, we changed our workers’ compensation carrier to ACE American Insurance Company, or ACE, in all states in which we operate other than Washington and North Dakota. The ACE policy is a high deductible policy where we have primary responsibility for all claims. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Our current ACE policy also includes a one-time obligation for the Company to pay any single claim within a policy year that exceeds $500,000 (if any), but only up to $750,000 for that claim. All other claims within the policy year are subject to the $500,000 deductible amount for the Company. Under this high deductible program, we are largely self-insured. Per our contractual agreements with ACE, we must provide a collateral deposit of approximately $6.2 million, which is accomplished through a letter of credit under our account purchase agreement with Wells Fargo. For workers’ compensation claims originating in Washington and North Dakota, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to the payment of premiums, which are based upon the amount of payroll paid within each particular state.

Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

As part of our high deductible workers’ compensation programs, our carriers require that we collateralize a portion of our future workers’ compensation obligations in order to secure future payments made on our behalf. This collateral is typically in the form of cash and cash equivalents. At June 28, 2019, our cash and non-cash collateral totaled approximately $6.2 million consisting of a letter of credit.

Workers’ compensation expense for our field team members is recorded as a component of our cost of services and consists of the following components: changes in our self-insurance reserves as determined by our third-party actuary, actual claims paid, insurance premiums and administrative fees paid to our workers’ compensation carrier(s), and premiums paid to mandatory state administered programs. Workers’ compensation expense for the thirteen and twenty-six weeks ended June 28, 2019 was approximately $723,000 and $1.4 million, respectively. Workers’ compensation expense for the thirteen and twenty-six weeks ended June 29, 2018 was approximately $869,000 and $1.9 million, respectively.

NOTE 6 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock: In 2018, we issued approximately 11,000 shares of common stock valued at approximately $62,000 for services.

Stock Repurchase:  In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous repurchase plan, which was put in place in April 2015. During the thirteen weeks ended June 28, 2019, we purchased approximately 4,000 shares of common stock at an aggregate cost of approximately $15,000 resulting in an average price of $3.97 per share. These shares were subsequently retired.

In April 2019, we suspended purchases under this plan and we are not currently repurchasing our common stock.

Tender Offer:  Pursuant to the Merger Agreement with Hire Quest, on June 26, 2019, we commenced a self-tender offer to purchase up to 1,500,000 shares of our common stock at a price of $6.00 per share. The offer expired on July 25, 2019 and we accepted for repurchase 1,394,821 shares of common stock. See Note 10 – Subsequent Events for a more complete description.

NOTE 7 – STOCK BASED COMPENSATION

Employee Stock Incentive Plan:  Our 2008 Stock Incentive Plan, which permitted the grant of up to 533,333 equity awards, expired in January 2016. Outstanding awards continue to remain in effect according to the terms of the plan and the award documents. In November 2016, our stockholders approved the Command Center, Inc. 2016 Stock Incentive Plan under which our Compensation Committee is authorized to issue awards for up to 500,000 shares of our common stock over the 10 year life of the plan. Pursuant to awards under these plans, there were approximately 94,000 and 76,000 stock options vested at June 28, 2019 and December 28, 2018, respectively.

The following table summarizes our stock options outstanding at December 28, 2018, and changes during the period ended June 28, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 28, 2018	160,831	$5.86	$3.18
Granted	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Outstanding, June 28, 2019	160,831	5.86	3.18

The following table summarizes our non-vested stock options outstanding at December 28, 2018, and changes during the period ended June 28, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 28, 2018	84,523	$5.56	$3.05
Granted	-	-	-
Forfeited	-	-	-
Vested	(17,232)	5.65	3.14
Non-vested, June 28, 2019	67,291	5.54	3.03

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $5.75 at June 28, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	160,831	$5.86	8.06	$401,600
Exercisable	93,540	6.08	7.61	14,677

The following table summarizes information about our stock options outstanding, and reflects weighted average contractual life at June 28, 2019:

	Outstanding options		Vested options
Range of exercise prices	Number of shares underlying options	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average remaining contractual life (years)
$4.80 - 7.00	144,582	8.69	77,291	8.70
$7.01 - 8.76	16,249	2.43	16,249	2.43

In July 2018, our Board of Directors authorized a restricted stock grant of approximately 48,000 shares, valued at $300,000, to our six non-employee directors. These shares were scheduled to vest in equal installments at each grant date anniversary over the next two years, but became fully vested at the completion of the Hire Quest Merger.

At June 28, 2019, there was unrecognized stock-based compensation expense totaling approximately $270,000 relating to non-vested options and restricted stock grants that will be recognized over the next two years. Certain non-vested stock options and restricted stock grants vested upon completion of the Hire Quest Merger which will result in the recognition all remaining, unrecognized stock-based compensation expense related to these certain stock options and restricted stock grants at the closing date of the Merger.

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

Pursuant to Treasury Regulations, amounts paid to facilitate a business Merger or acquisition are not deductible for income tax purposes, which caused our effective income tax rate to be higher in 2019 than normal.

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

From April 2012 through March 2014, our workers’ compensation insurance coverage was provided by Dallas National Insurance, who later changed its corporate name to Freestone Insurance Company. Under the terms of the policies, we were required to provide cash collateral of $900,000 per year, for a total of $1.8 million, as a non-depleting deposit to secure our obligation up to the deductible amount.

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

In conjunction with management, board, and audit committee changes in 2018, we have reviewed the estimated costs and potential benefits of pursuing priority claimant status in the liquidation proceeding and have altered our planned long-term strategy.  Given that Freestone has negative equity, the complexity of this matter, our experience to date, and the amount of time this matter has remained unresolved, we believe the continuation of our efforts to achieve priority status will not necessarily prove cost-effective.  While we will continue to seek priority status, we have determined that our stockholders will be best served by a more measured investment in the recovery effort.  While we are hopeful for a more positive outcome, we believe that without significant investment, it is more likely than not that we will be treated in a similar manner as other creditors, resulting in our priority claim having no value. Based on court filings and other information made available to us, we estimate the ratio between Freestone’s liquid assets and liabilities to be approximately 20%.  We now believe this ratio applied to our deposit represents the best estimate of the high end of the range of our ultimate recovery. Accordingly, we increased the reserve on this asset by approximately $1.5 million in the first quarter of 2018 resulting in a net carrying amount of $260,000.

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

Leases: At June 28, 2019, we leased facilities for our corporate headquarters and all of our branch locations. All of our leases are operating leases. Each branch is between 1,000 and 5,000 square feet, depending on location and market conditions.

We determined the discount rate used to calculate the present value of future minimum lease payments based on our incremental borrowing rate and consistent with financing terms currently in place with financial institutions. The weighted average discount rate on our operating leases is 5.0%. The weighted average remaining lease term on our operating leases is 1.6 years.

Below is a table of our future minimum operating lease commitments for the remainder of the current year and for the next five years, and a reconciliation to the lease liability recognized on our consolidated balance sheet, and the amount necessary to reduce our minimum lease payments to present value were calculated using our incremental borrowing rate.

	Remainder of 2019	2020	2021	2022	2023	Thereafter	Total
Future minimum lease payments	$514,878	$768,716	$294,061	$108,481	$23,187	$-	$1,709,324
Lease liability interest	(33,435)	(36,263)	(11,514)	(3,510)	(142)	-	(84,864)
Lease liability as of June 28, 2019	$481,444	$732,453	$282,547	$104,971	$23,045	$-	$1,624,461

Lease expense for the thirteen and twenty-six weeks ended June 28, 2019 was approximately $368,000 and $734,000, respectively. Lease expense for the thirteen and twenty-six weeks ended June 29, 2018 was approximately $366,000 and $745,000, respectively.

Legal Proceedings: From time to time, we are involved in various legal proceedings. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 28, 2019.

NOTE 10 – SUBSEQUENT EVENTS

Hire Quest Merger: On July 15, 2019, Command Center completed its acquisition of Hire Quest Holdings, LLC, a Florida limited liability company (“Hire Quest”), in accordance with the terms of the Agreement and Plan of Merger dated April 8, 2019 (the “Merger Agreement”) among the Company, CCNI One, Inc., a wholly-owned subsidiary of the Company (“Merger Sub 1”), Command Florida, LLC, a wholly-owned subsidiary of the Company (“Merger Sub 2”), Richard Hermanns as the representative Hire Quests' members and Hire Quest. In accordance with the Merger Agreement, (i) Merger Sub 1 was merged with and into Hire Quest (the “First Merger”), with Hire Quest being the surviving entity (the “First Surviving Company”), and (ii) immediately following the First Merger, the First Surviving Company was merged with and into Merger Sub 2 (the “Second Merger” and, together with the First Merger, the “Merger”), with Merger Sub 2 being the surviving entity.

Upon the closing of the Merger, all of the ownership interests in Hire Quest were converted into the right to receive an aggregate of 9,837,336 shares of the Company’s common stock. This resulted in the security holders of Hire Quest acquiring 68% of the shares of the Company’s common stock outstanding immediately after the effective time of the Merger.

Pursuant to the Merger Agreement, Hire Quest had the right to appoint four directors to the Board, and effective July 15, 2019, each of Richard Hermanns, Edward Jackson, Payne Brown and Kathleen Shanahan (the “New Directors”) were appointed to the Board and four of our previous Directors submitted their resignations. Because Hire Quest was entitled to designate the majority of the board of directors of the combined company and Hire Quest members received a majority of the equity securities and voting rights of the combined company, Hire Quest is considered to be the acquirer of Command Center for accounting purposes. This means that Hire Quest will allocate the purchase price to the fair value of Command Center’s assets acquired and liabilities assumed on the acquisition date, with any excess purchase price being recorded as goodwill.

Tender Offer: On June 26, 2019, the Company commenced an issuer tender offer to purchase up to 1,500,000 shares of its common stock at a share price of $6.00 per share (the “Offer”). The Offer expired on July 25, 2019 and the Company accepted for purchase 1,394,821 shares for an aggregate cost of approximately $8.4 million, excluding fees and expenses. Following completion of the Offer, the Company has 13,071,846 shares outstanding and the percentage ownership of the Company’s common stock held by the Hire Quest security holders increased to approximately 75%, with Richard Hermanns holding 43% of the Company’s common stock and Edward Jackson holding 19% of the Company’s common stock.

Credit Facility: On July 11, 2019, as a condition precedent to the Merger, the Company and its subsidiaries entered into a Loan Agreement with Branch Banking and Trust Company (the “Loan Agreement”) for a $30 million line of credit, with a $15 million sublimit for letters of credit. Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to One Month LIBOR plus a margin between 1.25% and 1.75% that is determined based on the Company’s collateral value plus unrestricted cash reduced by the outstanding balance of the line of credit (the “Net Lendable Collateral”). A non-use fee of between 0.125% and 0.250% (also determined by the Net Lendable Collateral amount) will accrue on the unused portion of the line of credit. The available balance under the line of credit is reduced by outstanding letters of credit. The line of credit will mature on May 31, 2024.

The Loan Agreement and other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The Loan Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.10:1.00. The obligations under the Loan Agreement and other loan documents are secured by substantially all of the operating assets of the Company and its subsidiaries as collateral. The Company’s obligations under the line of credit are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement.

The Company’s prior credit facility with Wells Fargo was paid off in full and terminated in connection with the transaction described above. A new letter of credit was issued to the Company’s worker’s compensation insurance carrier by BB&T to replace the Wells Fargo letter.

Franchise Purchase Agreements and Swap Agreement: On July 15, 2019, to commence effecting the transition of the Company’s branches from being Company-owned to being franchisee-owned, the Company entered into Asset Purchase Agreements (“Purchase Agreements”) with existing franchisees of Hire Quest and new franchisees (collectively, “Buyers”) for the sale of certain assets related to the operations of the Company’s branches in Conway and North Little Rock, AR; Flagstaff, Mesa, North Phoenix, Phoenix, Tempe, Tucson, and Yuma, AZ; Aurora and Thornton, CO; Atlanta, GA; College Park and Speedway, IN; Shreveport, LA; Baltimore and Landover, MD; Oklahoma City and Tulsa, OK; Chattanooga, Madison, Memphis, and Nashville, TN; Amarillo, Austin, Houston, Irving, Lubbock, Odessa, and San Antonio, TX; and Roanoke, VA (collectively, the “Franchise Assets”).

The closings under such agreements occurred on July 15, 2019. The aggregate purchase price for the Franchise Assets consisted of approximately (i) $4.7 million paid in the form of promissory notes accruing interest at an annual rate of 6% issued by the Buyers to the Company plus (ii) the right to receive 2% of annual sales in excess of $3.2 million in the aggregate for the franchise territory containing Phoenix, AZ for 10 years, up to a total aggregate amount of $2.0 million.

Each Purchase Agreement contains negotiated representations, warranties, covenants and indemnification provisions by the parties, which are believed to be customary for transactions of this type. The Company simultaneously entered into a franchise agreement with each of the Buyers, pursuant to which the Buyers will operate such branches as franchisees.

A subset of the Purchase Agreements were entered into with, and the related Franchise Assets sold to Buyers in which New Directors and significant shareholders of the Company as a result of the Merger, have direct or indirect interests (the “Worlds Buyers”).

Pursuant to a Swap Agreement entered into between the Company and Hire Quest Financial, LLC (“Hire Quest Financial”), an affiliate of Mr. Hermanns and Mr. Jackson, the promissory notes issued by the Worlds Buyers to the Company in the aggregate principal amount of approximately $2.2 million in connection with the Franchise Assets were transferred on July 15, 2019 to Hire Quest Financial in exchange for accounts receivable of an equal value.

Consulting Agreement with Dock Square: Dock Square HQ, LLC (“Dock Square”), an affiliate of Dock Square Capital, LLC, was a strategic partner of, and 6.5% investor in, Hire Quest, LLC, a 93.5% subsidiary of Hire Quest.  Prior to the effective time of the Merger, (a) Dock Square distributed to its direct or indirect members all of its rights, title and interest in and to its membership interest in Hire Quest, LLC, and (b) each such member contributed to Hire Quest all of its respective rights, title and interest in and to its membership interest in Hire Quest, LLC as a capital contribution in exchange for, in the aggregate, a 6.5% membership interest in Hire Quest.  Immediately after such reorganization and prior to the closing of the Merger, Hire Quest owned 100% of the membership interest in Hire Quest, LLC.

As contemplated by the Merger Agreement, on July 15, 2019, the Company entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with existing customers of the Company in return for which it is eligible to receive unregistered shares of the Company’s common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by the Company would be based on the gross revenue generated for the Company's franchisees from the services of Dock Square as measured over a 12 month period. These shares are granted in tiers beginning at $15 million of annual gross revenue generated for the Company's franchisees from Dock Square's service and progressing incrementally to the maximum of $360 million of annual gross revenue at the franchisee level. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the Company’s gross revenue generated from the services of Dock Square measured over a subsequent three year period such that if the aggregate amount of actual gross revenue generated for the Company's franchisees from Dock Square's services over the three year period following a grant of shares exceeds three times the corresponding annual threshold, the remaining 50% of shares vest. These three-year look back thresholds begin at $45 million of gross revenue at the franchisee level over a three-year period and progress incrementally to the maximum of $1.08 billion of gross revenue for franchisees over a three-year period.  We refer to any such shares as the “Performance Shares.”   We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed approximately 1.6 million shares.  Any Performance Shares would be in addition to the pro rata portion of the shares of Company common stock that Dock Square’s members received as merger consideration at the closing of the Merger along with the other investors in Hire Quest. Dock Square would receive any declared and paid dividends on issued Performance Shares (including the unvested portion of such shares during the 3-year vesting measurement period), and the issued but unvested Performance Shares would vest on a change of control of the Company.  In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration.

Increase in Authorized Shares of Capital Stock: In connection with the Merger and pursuant to Articles of Amendment to the Company’s Articles of Incorporation filed on July 12, 2019, the Company increased the number of the Company’s authorized capital stock from 8,749,999 to 31,000,000 shares and correspondingly increased the authorized shares of common stock from 8,333,333 to 30,000,000 shares and the authorized shares of preferred stock from 416,666 to 1,000,000 shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements: This Form 10-Q may contain forward-looking statements. These statements relate to Command Center, Inc.’s (“Command Center”, the “Company”, “we”, “us” or “our”) expectations for future events and future financial performance. Generally, the words “intend,” “expect,” “anticipate,” “estimate,” or “continue” and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements. These statements are only predictions. Important factors that could cause actual results to differ from those in the forward-looking statements include: the possibility that anticipated benefits from the Merger, including without limitation the conversion of the Company’s business to a franchise model, will not be realized, or will not be realized within the expected time period or with the expected outcome; the risk that the Company and Hire Quest businesses will not be integrated successfully and that disruption from the integration will make it more difficult to maintain business and operational relationships, and the risk factors described in Part II-Item 1A in this Quarterly Report on Form 10-Q and in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2018, as well as other factors disclosed in this report. In addition to other factors discussed in this report, some of the important factors that could cause actual results to differ from those discussed in the forward-looking statements include risk factors described in Item 1A of our Annual Report on Form 10-K for the year ended December 28, 2018. Readers are cautioned not to place undue reliance on these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations, beliefs, or projections may not be achieved or accomplished. We do not, nor have we authorized any other person to, assume responsibility for the accuracy and completeness of the forward-looking statements. We undertake no duty to update any of the forward-looking statements after the date of this report, whether as a result of new information, future events, or otherwise, except as required by law. You are advised to consult further disclosures we may make on related subjects in our filings with the Securities and Exchange Commission, or the SEC.

Overview and Recent Developments

The Company has historically been a staffing company operating primarily in the manual on-demand labor segment of the staffing industry. Our customers range in size from small businesses to large corporations. Prior to the closing of the acquisition of Hire Quest Holdings, LLC, a Florida limited liability company (“Hire Quest”), which acquisition we refer to as the “Merger”, all of our temporary staff, which we refer to as field team members, were employed by us. Most of our work assignments are short-term, and many are filled with little notice from our customers. In addition to short and longer term temporary work assignments, we sometimes recruit and place workers into temp-to-hire positions.

As a result of the Merger, our business was combined with that of Hire Quest. Hire Quest is a temporary staffing company, providing back-office support for Trojan Labor and Acrux Staffing franchised locations across the United States. Trojan Labor provides temporary staffing services that include general labor, industrial, and construction personnel. Acrux Staffing provides temporary staffing services that include skilled, semi-skilled, and general labor industrial personnel, as well as clerical and secretarial personnel. Hire Quest’s franchisees operate primarily in the on-demand labor segment of the staffing industry, and in particular in the short-term, unskilled and semi-skilled segments.

As of August 9, 2019, the Company, including Hire Quest, owned and operated 31 on-demand labor branches across 9 states.

Results of Operations

The following tables reflect operating results for the thirteen and twenty-six week periods ended June 28, 2019, compared to the thirteen and twenty-six week periods ended June 29, 2018 (in thousands except percentages). Percentages reflect line item amounts as a percentage of revenue. These tables serve as the basis for the narrative that follows.

	Thirteen weeks ended
	June 28, 2019		June 29, 2018
Revenue	$24,838	100.0%	$24,176	100.0%
Cost of staffing services	18,288	73.6%	17,899	74.0%
Gross profit	6,550	26.4%	6,277	26.0%
Selling, general and administrative expenses	5,609	22.6%	5,369	22.2%
Depreciation and amortization	63	0.3%	88	0.4%
Income from operations	878	3.5%	820	3.4%
Interest expense and other financing expense	-	0.0%	-	0.0%
Net income before income taxes	878	3.5%	820	3.4%
Provision for income taxes	466	1.8%	257	1.1%
Net income	$412	1.7%	$563	2.3%
Non-GAAP data
Adjusted EBITDA	1,365	5.5%	1,295	5.4%

	Twenty-six weeks ended
	June 28, 2019		June 29, 2018
Revenue	$46,593	100.0%	$46,643	100.0%
Cost of staffing services	34,411	73.9%	34,772	74.5%
Gross profit	12,182	26.1%	11,871	25.5%
Selling, general and administrative expenses	12,159	26.1%	12,582	27.0%
Depreciation and amortization	131	0.2%	181	0.4%
Income from operations	(108)	-0.2%	(892)	-1.9%
Interest expense and other financing expense	-	0.0%	2	0.0%
Net income before income taxes	(108)	-0.2%	(894)	-1.9%
Provision for income taxes	224	0.5%	(240)	-0.5%
Net income	$(333)	-0.7%	$(654)	-1.4%
Non-GAAP data
Adjusted EBITDA	1,247	2.7%	1,712	3.7%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, non-cash compensation, and certain non-recurring charges, or adjusted EBITDA, is a non-GAAP measure. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by generally accepted accounting principles in the United States, or GAAP, and such information should not be considered as an alternative to net income or any other measure of performance prescribed by GAAP.

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

	Thirteen weeks ended		Twenty-six weeks ended
	June 28, 2019	June 29, 2018	June 28, 2019	June 29, 2018
Net income	$412	$563	$(333)	$(654)
Interest expense	-	-	-	2
Provision for income taxes	466	257	224	(240)
Depreciation and amortization	63	88	131	181
Non-cash compensation	67	192	155	218
Other non-recurring expense	357	195	1,069	2,205
Adjusted EBITDA	$1,365	$1,295	$1,247	$1,712

Thirteen Weeks Ended June 28, 2019

Summary of operations: Revenue for the thirteen weeks ended June 28, 2019 was approximately $24.8 million, an increase of approximately $662,000, or 2.7%, from $24.2 million for the thirteen weeks ended June 29, 2018. This increase is due to organic growth.

Cost of staffing services: Cost of staffing services was 73.6% of revenue in the thirteen weeks ended June 28, 2019 compared to 74.0% for the thirteen weeks ended June 29, 2018. This decrease was primarily due to a decrease in workers’ compensation costs. We also benefited from lower unemployment costs, which was offset by higher field team member wages and related payroll taxes.

Selling, general and administrative expenses, or SG&A: SG&A for the thirteen weeks ended June 28, 2019 was approximately $5.6 million, an increase of approximately $240,000 from $5.4 million for the thirteen weeks ended June 29, 2018. This increase is primarily due to increases in recruiting costs and legal and professional fees. These increases were offset by decrease in stock based compensation and internal payroll. Also, in the second quarter of 2018, we received a refund of a workers’ compensation risk pool deposit in excess of what we had recorded of approximately $198,000, which decreased SG&A in that period. Included in SG&A expenses is approximately $341,000 of legal and professional fees related to the Merger with Hire Quest.

Twenty-six Weeks Ended June 28, 2019

Summary of operations: Revenue for the twenty-six weeks ended June 28, 2019 and June 29, 2018 was approximately $46.6 million. The decrease we experienced in the first quarter of 2019 compared to the first quarter of 2018 was almost completely offset by the increase in the second quarter described above.

Cost of staffing services: Cost of staffing services was 73.9% of revenue in the twenty-six weeks ended June 28, 2019 compared to 74.5% for the twenty-six weeks ended June 29, 2018. This decrease was primarily due to a decrease in workers’ compensation costs. We also benefited from lower unemployment costs, which was offset by higher field team member wages and related payroll taxes.

Selling, general and administrative expenses, or SG&A: SG&A for the twenty-six weeks ended June 28, 2019 was approximately $12.2 million, a decrease of approximately $423,000 from $12.6 million for the twenty-six weeks ended June 29, 2018. This decrease is primarily due to the $1.5 million charge in last year related to the impairment of our workers’ compensation risk pool deposit in receivership. We also had a decrease in internal salaries and related payroll taxes. These decreases were offset by increased legal and other professional services expenses related to the Merger with Hire Quest, increased recruiting costs, and increased costs for medical and dental benefits for our internal employees. Included in SG&A expenses is approximately $1.0 million of legal and professional fees related to the Merger with Hire Quest.

Liquidity and Capital Resources

Our primary source of cash and liquidity to fund our ongoing operations is derived from the revenue we generate from customers utilizing our services. The primary use of our cash and liquidity is the compensation paid to our field team members and internal staff, the payroll taxes associated with that compensation, and SG&A. At June 28, 2019, our current assets exceeded our current liabilities by approximately $13.0 million. Included in current assets is cash of approximately $7.0 million and net accounts receivable of approximately $10.2 million. Included in current liabilities are accrued wages and benefits of approximately $1.6 million, and the current portion of our workers’ compensation claims liability of approximately $939,000.

On July 11, 2019, as a condition precedent to the Merger, the Company and its subsidiaries entered into a Loan Agreement with Branch Banking and Trust Company (the “Loan Agreement”) for a $30 million line of credit, with a $15 million sublimit for letters of credit. Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to One Month LIBOR plus a margin between 1.25% and 1.75% that is determined based on the Company’s collateral value plus unrestricted cash reduced by the outstanding balance of the line of credit (the “Net Lendable Collateral”). A non-use fee of between 0.125% and 0.250% (also determined by the Net Lendable Collateral amount) will accrue on the unused portion of the line of credit. The available balance under the line of credit is reduced by outstanding letters of credit. The line of credit will mature on May 31, 2024.

The Loan Agreement and other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The Loan Agreement also requires the Company to comply with a fixed charge coverage ratio of at least 1.10:1.00. The obligations under the Loan Agreement and other loan documents are secured by substantially all of the operating assets of the Company and its subsidiaries as collateral. The Company’s obligations under the line of credit are subject to acceleration upon the occurrence of an event of default as defined in the Loan Agreement.

The Company’s prior credit facility with Wells Fargo was paid off and terminated in connection with the transaction described above.

Operating activities: Through the twenty-six weeks ended June 28, 2019, net cash used by operating activities totaled approximately $870,000 compared to approximately $87,000 through the twenty-six weeks ended June 29, 2018. Operating activity through the second quarter of 2019 included a net loss of approximately $333,000, an increase in accounts receivable of approximately $1.3 million, a decrease in other current liabilities of approximately $373,000, and an increase in prepaid workers’ compensation of approximately $326,000. These uses were offset by an increase in accounts payable of approximately $309,000, an increase in accrued wages of approximately $404,000, and a decrease in our workers compensation risk pool deposits of approximately $194,000. Operating activity through the second quarter of 2018 included a net loss of approximately $654,000, an increase in our deferred tax asset of approximately $390,000, an increase in prepaid workers’ compensation of approximately $314,000, a decrease in accounts payable of approximately $273,000, and a decrease in other current liabilities of approximately $365,000. These uses of cash were partially offset by a decrease of approximately $1.5 million in our workers’ compensation risk pool deposit in receivership, and a decrease in workers’ compensation risk pool deposits of approximately $100,000.

Investing activities: Through the twenty-six weeks ended June 28, 2019, net cash used by investing activities totaled approximately $32,000, compared to approximately $65,000 through the twenty-six weeks ended June 28, 2019. The use in both years was primarily related equipment purchases.

Financing activities: Through the twenty-six weeks ended June 28, 2019, net cash used in financing activities totaled approximately $86,000, compared to approximately $1.8 million through the twenty-six weeks ended June 29, 2018. Financing activity through the second quarter of 2019 included an increase in our account purchase agreement of approximately $127,000, and the purchase of treasury stock of approximately $213,000. Financing activity in 2018 related to a decrease in our account purchase agreement of approximately $1.1 million and the purchase of treasury stock of approximately $719,000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Command Center is a “smaller reporting company” as defined by Regulation S-K and, as such, is not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")), prior to the filing of this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 28, 2019, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. Beginning December 29, 2018, we adopted FASB issued guidance on lease accounting. Accordingly, we implemented changes to our processes related to leases and the related control activities. These changes included the development of new procedures based on the requirements provided in the new standard, new training, ongoing contract review, and the gathering of information required for expanded disclosure. There have not been any other changes in our internal control over financial reporting during the interim period ended June 28, 2019, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 28, 2018 filed with the Securities and Exchange Commission on April 9, 2019.

The Company and Hire Quest may not realize all of the anticipated benefits of the Merger.
The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the historical businesses of the Company and Hire Quest. To realize the anticipated benefits of the Merger, the combined company must successfully integrate these businesses. This integration will be complex and time-consuming.

Potential difficulties the Company and Hire Quest may encounter include, among others:

●	unanticipated issues in integrating logistics, information, communications and other systems;

●	integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of service;

●	transitioning the Company’s branch network to become franchise-owned by multiple franchisees, including some first-time franchisees;

●
integrating complex systems, technology, networks and other assets of Hire Quest in a seamless manner that minimizes any adverse impact on customers, employees, service providers, and other constituencies;

●
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from day-to-day operations caused by activities surrounding the completion of the Merger and integration of the companies’ operations;

●	potential unknown liabilities, liabilities that are significantly larger than anticipated, unforeseen expenses or delays associated with the Merger and the integration process;

●	unanticipated changes in applicable laws and regulations;

●
the impact on the Company’s internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, including, but not limited to, complexities that arise as a result of integrating the accounting system and internal controls of a private with that of a public company; and

●	complexities associated with managing the larger, combined business.

Some of these factors are outside the control of the Company.

The Company has not completed a merger or acquisition comparable in size or scope to the Merger. The failure of the combined company, after the Merger, to successfully integrate the operations of the Company and Hire Quest or otherwise to realize any of the anticipated benefits of the Merger could cause an interruption of, or a loss of momentum in, the activities of the combined company and could adversely affect its results of operations. The integration process may be more difficult, costly or time-consuming than anticipated, which could cause the Company’s stock price to decline.

Future financial results of the combined company may differ materially from the unaudited pro forma combined financial statements presented in theproxy statement on Schedule 14A filed on June 18, 2019 and the financial forecasts prepared in connection with discussions concerning the Merger.
The unaudited pro forma combined financial information included in the Company’s proxy statement relating to the Merger was derived from the Company’s and Hire Quest’s separate historical consolidated financial statements. This pro forma financial information may not necessarily reflect what the Company’s results of operations and financial position would have been had the Merger occurred during the periods presented in the pro forma combined financial information, or what the Company’s results of operations and financial position will be in the future.

The combined company’s future operating results will be adversely affected if it does not effectively manage its expanded operations following the Merger.
Following the Merger, the size of the combined company’s business is significantly larger than the prior businesses of the Company and Hire Quest. The future success of the combined company will depend, in part, upon its ability to manage this expanded business, which will pose substantial challenges for the combined company’s management. The Company cannot assure you that the combined company will be successful or that the combined company will realize the expected operating efficiencies, synergies, and other benefits currently anticipated to result from the Merger.

Converting the Company’s business model to a franchise model following the Merger has multiple risks for our operations.
As a basis for the Merger, the Company believes Hire Quest’s franchise operating model is superior to the Company’s historical model. Following the closing of the Merger, the Company sold 33 of its branches and converted them to franchises. While this operating strategy has perceived benefits, it also comes with risks. We will have less control over the day-to-day functioning of the branches and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, operating as a franchise model will introduce regulatory risk as franchises are generally regulated at both the Federal and state level. Franchises require a different operating model than what the Company previously employed, including new IT systems and business processes that must be adopted. We plan on leveraging the Hire Quest platform for these functions, but there is no assurance that we can do so successfully.

Following the closing of the Merger, the ownership of the Company’s Common Stock is highly concentrated.
Following the completion of the Merger and the Offer, Hire Quest security holders own approximately 75% of our Common Stock. Concentrated ownership may limit the ability of our shareholders prior to the Merger to influence corporate matters and may also have the effect of delaying, preventing or defeating a change of control.

If the Company is or becomes a “personal holding company,” the Company may be required to pay personal holding company taxes, which would have an adverse effect on the Company’s cash flows, results of operations and financial condition.
Under the Internal Revenue Code, a corporation that is a “personal holding company” may be required to pay a personal holding company tax in addition to regular income taxes. A corporation generally is considered a personal holding company if (1) at any time during the last half of the taxable year more than 50% of the value of the corporation’s outstanding stock is owned, directly, indirectly or constructively, by or for five or fewer individuals (the “Ownership Test”) and (2) at least 60% of the corporation’s “adjusted ordinary gross income” constitutes “personal holding company income” (the “Income Test”). A corporation that is considered a personal holding company is required to pay a personal holding company tax at a rate equal to 20% of such corporation’s undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for U.S. federal income taxes and dividends paid.

As a result of the Merger, the Company will likely satisfy the Ownership Test in 2019. However, the Company does not expect to satisfy the Income Test in 2019. Accordingly, the Company does not believe that it will be considered a personal holding company in 2019. However, because personal holding company status is determined annually and is based on the nature of the Company’s income and the percentage of the Company’s outstanding stock that is owned, directly, indirectly or constructively, by major shareholders, there can be no assurance that the Company will not be a personal holding company in 2019 or become a personal holding company in any future taxable year. If the Company were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on the Company’s cash flows, results of operations and financial condition.

Our operating and financial results and growth strategies as a franchisor will be closely tied to the success of our franchisees.
As a result of the Merger and the commencement of our transition to a franchise structure, the majority of the Company’s combined branches are operated by its franchisees, which makes it dependent on the financial success and cooperation of its franchisees. The Company has limited control over how its franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect its operating and financial results through decreased royalty payments. If its franchisees incur too much debt, if their operating expenses increase or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. Our success also depends on the willingness and ability of its franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

The Company’s franchisees could take actions that could harm its business.
Our franchisees are contractually obligated to operate their branches in accordance with the operations standards set forth in our agreements with them and applicable laws. However, although the Company attempts to properly train and support all its franchisees, they are independent third parties whom it does not control. The franchisees own, operate, and oversee the daily operations of their branches, and their core branch employees are not our employees. Accordingly, their actions are outside of our control. Although wehave developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite their training, support and monitoring, franchisees may not successfully operate branches in a manner consistent with our standards and requirements or may not hire and adequately train qualified branch personnel. The failure of our franchisees to operate their franchises in accordance with its standards or applicable law, actions taken by their employees or a negative publicity event at one of its branches or involving one of its franchisees could have a material adverse effect on the Company’s reputation, its brands, its ability to attract prospective franchisees, its company-owned branch, and its business, financial condition or results of operations.

If the Company fails to identify, recruit and contract with a sufficient number of qualified franchisees, its ability to open new branches and increase its revenues could be materially adversely affected.
The opening of additional branches and expansion into new markets depends, in part, upon the availability of prospective franchisees who meet the Company’s criteria. Many of the Company’s franchisees open and operate multiple branches, and part of its growth strategy requires it to identify, recruit and contract with new franchisees or rely on its existing franchisees to expand. The Company may not be able to identify, recruit or contract with suitable franchisees in its target markets on a timely basis or at all. If it is unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new branches, its growth may be slower than anticipated, which could materially adversely affect its ability to increase its revenues and materially adversely affect its business, financial condition and results of operations.

Opening new branches in existing markets and aggressive development could cannibalize existing sales and may negatively affect sales at existing branches.
The Company intends to continue opening new franchised branches in its existing markets as a part of its growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of the Company’s branches varies by location, depending on a number of factors, including population density, area demographics and geography. As a result, the opening of a new branch in or near markets in which its franchisees’ branches already exist could adversely affect the sales of these existing franchised branches. Sales cannibalization between branches may become significant in the future as the Company continues to expand its operations and could affect sales growth, which could, in turn, materially adversely affect its business, financial condition or results of operations. There can be no assurance that sales cannibalization will not occur or become more significant in the future as the Company increases its presence in existing markets.

The Company may engage in litigation with its franchisees.
Although the Company believes it generally enjoys a positive working relationship with its franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with its franchisees. While the Company does not currently engage in litigation with its franchisees in the ordinary course of business, it is possible that it may experience litigation with some of its franchisees in the future. The Company may engage in future litigation with franchisees to enforce its contractual indemnification rights if it is brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, it may be subject to claims by its franchisees relating to its franchise disclosure document, including claims based on financial information contained in its franchise disclosure document. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect its relationships with franchisees and its ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect the Company’s results of operations as well as its ability to expand its franchise system and may damage its reputation and brands. Furthermore, existing and future franchise-related legislation could subject the Company to additional litigation risk in the event it terminates or fail to renew a franchise relationship.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

We did not issue any unregistered securities during the thirteen weeks ended June 28, 2019.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers:

In September 2017, our Board of Directors authorized a $5.0 million three-year repurchase plan of our common stock. This plan replaced the previous plan, which was put in place in April 2015. During the thirteen weeks ended June 28, 2019, we purchased approximately 4,000 shares of common stock at an aggregate cost of approximately $15,000 resulting in an average price of $3.97 per share. These shares were subsequently retired.

On June 26, 2019, the Company commenced an issuer tender offer to purchase up to 1,500,000 shares of its common stock at a share price of $6.00 per share (the “Offer”). The Offer expired on July 25, 2019 and the Company accepted for purchase 1,394,821 shares for an aggregate cost of approximately $8.4 million, excluding fees and expenses.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated April 8, 2019, by and among Command Center, Inc., CCNI One, Inc., Command Florida, LLC, Hire Quest Holdings, LLC and Richard Hermanns as Member Representative. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019).

10.1	Form of Shareholder Voting Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019).
10.2
Amended and Restated Employment Agreement, by and between the Company and Richard K. Coleman, Jr., effective March 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2019).

10.3
Executive Employment Agreement, dated as of June 5, 2019, between Command Center, Inc. and Cory Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2019).

31.1	Certification of Richard Hermanns, Chief Executive Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2	Certification of Cory Smith, Chief Financial Officer of Command Center, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1
Certification of Richard Hermanns, Chief Executive Officer of Command Center, Inc., and Cory Smith, Chief Financial Officer of Command Center, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith) .

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

Command Center, Inc.

/s/ Richard Hermanns	August 12, 2019
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	August 12, 2019
Cory Smith	Date
Chief Financial Officer