Form 10-Q
period 2019-09-29
HireQuest, Inc.
filed 2019-11-13
CIK 1140102

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 29, 2019

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53088

HIREQUEST, INC.
(Exact name of registrant as specified in its Charter)

Delaware	91-2079472
(State of incorporation or organization)	(I.R.S. employer identification no.)

111 Springhall Drive, Goose Creek, SC 29445
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (843) 723-7400

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.001 par value	HQI	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer ☐ , a smaller reporting company ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at November 12, 2019: 13,481,084

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.
Consolidated Condensed Balance Sheets

	September 29, 2019	December 31, 2018
ASSETS	(unaudited)
Current assets
Cash and restricted cash	$1,528,334	$1,291,317
Accounts receivable, net of allowance for doubtful accounts	35,710,457	20,725,170
Notes receivable	4,527,645	-
Prepaid expenses, deposits, and other assets	492,676	-
Prepaid workers' compensation	1,254,671	-
Due from affiliates	114	209,685
Current assets of discontinued operations	2,256,960	-
Total current assets	45,770,857	22,226,172
Property and equipment, net	2,097,605	2,045,881
Notes receivable, net of current portion	10,500,455	85,500
Deposits and other assets	-	8,334
Right-of-use asset	174,460	-
Total assets	$58,543,377	$24,365,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$39,234	$53,435
Line of credit	6,889,848	-
Other current liabilities	8,076,594	1,947,551
Accrued wages and benefits	1,989,158	504,035
Due to affiliates	85,605	7,740,083
Due to franchisees	5,338,721	620,385
Lease liability	151,900	-
Workers' compensation claims liability	1,189,132	-
Current liabilities of discontinued operations	77,154	-
Total current liabilities	23,837,346	10,865,489
Workers' compensation claims liability, net of current portion	1,081,819	-
Franchisee deposits	1,433,163	767,509
Deferred tax liability	3,080,184	-
Lease liability, net of current portion	48,315	-
Total liabilities	29,480,827	11,632,998
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,472,334 and 9,939,668 shares issued and outstanding, respectively	13,472	9,940
Additional paid-in capital	25,861,985	6,938,953
Retained earnings	3,187,093	5,783,996
Total stockholders' equity	29,062,550	12,732,889
Total liabilities and stockholders' equity	$58,543,377	$24,365,887

See accompanying notes to consolidated condensed financial statements.

HireQuest, Inc.
Consolidated Condensed Statements of Operations
(unaudited)

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Franchise royalties	$3,139,158	$2,175,960	$9,276,714	$8,032,132
Service revenue	241,362	166,148	817,693	762,330
Total revenue	3,380,520	2,342,108	10,094,407	8,794,462
Selling, general and administrative expenses	7,393,380	1,270,547	9,817,245	3,980,006
Depreciation and amortization	40,200	8,428	75,630	26,357
Income (loss) from operations	(4,053,060)	1,063,133	201,532	4,788,099
Other miscellaneous income	417,188	29,096	661,077	148,684
Interest and other financing expense	(106,461)	(13,057)	(521,838)	(14,697)
Net income (loss) before income taxes	(3,742,333)	1,079,172	340,771	4,922,086
Provision for income taxes	4,716,731	13,783	4,816,337	35,678
Income (loss) income from continuing operations	(8,459,064)	1,065,389	(4,475,566)	4,886,408
Income from discontinued operations, net of tax	682,674	20,246	722,756	40,561
Net income (loss)	$(7,776,390)	$1,085,635	$(3,752,810)	$4,926,969

Earnings per share - basic and diluted:
Continuing operations	$(0.65)	$0.11	$(0.41)	$0.49
Discontinued operations	0.05	0.00	0.07	0.01
Basic and diluted net income (loss) per share	$(0.60)	$0.11	$(0.34)	$0.50

Weighted average shares outstanding:
Basic and diluted	12,927,634	9,939,668	10,939,318	9,939,668

See accompanying notes to consolidated condensed financial statements.

HireQuest, Inc.
Consolidated Condensed Statements of Changes in Stockholders’ Equity
(unaudited)

	Common Stock		Additional	Retained	Total stockholders'
	Shares	Par Value	paid-in capital	earnings	equity
Balance at December 31, 2017	9,939,668	$9,940	$6,938,953	$5,683,223	$12,632,116
Net distributions	-	-	-	(4,252,106)	(4,252,106)
Net income for the period	-	-	-	4,926,969	4,926,969
Balance at September 30, 2018	9,939,668	$9,940	$6,938,953	$6,358,086	$13,306,979

Balance at December 31, 2018	9,939,668	$9,940	$6,938,953	$5,783,996	$12,732,889
Net contributions	-	-	-	1,155,907	1,155,907
Merger with Command Center, Inc.	4,677,487	4,677	26,937,648	-	26,942,325
Stock-based compensation	-	-	251,266	-	251,266
Restricted stock granted	250,000	250	101,649	-	101,899
Common stock purchased and retired	(1,394,821)	(1,395)	(8,367,531)	-	(8,368,926)
Net loss for the period	-	-	-	(3,752,810)	(3,752,810)
Balance at September 29, 2019	13,472,334	$13,472	$25,861,985	$3,187,093	$29,062,550

See accompanying notes to consolidated condensed financial statements.

HireQuest, Inc.
Consolidated Condensed Statements of Cash Flows
(unaudited)

	Three quarters ended
	September 29, 2019	September 30, 2018
Cash flows from operating activities
Net (loss) income	$(3,752,810)	$4,926,969
Income from discontinued operations	722,756	-
Net income (loss) from continuing operations	(4,475,566)	4,926,969
Adjustments to reconcile net income (loss) to net cash provided by (used in) continuing operations:
Depreciation and amortization	75,630	26,357
Stock based compensation	353,165	-
Deferred taxes	283,666	-
(Gain) loss on disposition of property and equipment	(528,786)	(34,912)
Changes in operating assets and liabilities:
Accounts receivable	(12,728,327)	(3,958,087)
Prepaid expenses, deposits, and other assets	1,284,002	(149,829)
Prepaid workers' compensation	(765,910)	-
Due from affiliates	209,570	(369,657)
Accounts payable	(91,354)	(1,143)
Deposits and other assets	8,334	-
Other current liabilities	4,127,267	(469,169)
Accrued wages and benefits	(526,930)	(339,371)
Due to franchisees	4,718,335	694,998
Operating leases	25,755	-
Workers' compensation claims liability	431,042	-
Net cash (used in) provided by operating activities-continuing operations	(7,600,107)	326,156
Net cash provided by operating activities-discontinued operations	6,400,550	-
Net cash (used in) provided by operating activities	(1,199,557)	326,156
Cash flows from investing activities
Purchase of property and equipment	(284,919)	(313,961)
Proceeds from the sale of property and equipment	573,840	560,277
Net notes receivable issued	(55,380)	(167,828)
Sale of intangible assets	221,845	-
Net change in in franchisee deposits	665,654	62,046
Net cash provided by investing activities	1,121,040	140,534
Cash flows from financing activities
Net change in line of credit	7,602,202	1,338,073
Net change in due to affiliates	(5,450,192)	2,672,555
Proceeds from the sale of common stock in Command Center acquisition	5,376,543	-
Purchase of treasury stock	(8,368,926)	-
Net contributions by (distributions to) HQ, LLC members	1,155,907	(4,252,105)
Net cash used in financing activities	315,534	(241,477)
Net increase in cash	237,017	225,213
Cash and restricted cash, beginning of period	1,291,317	275,920
Cash and restricted cash, end of period	$1,528,334	$501,133
Non-cash investing and financing activities
Purchase of net assets of Command Center with shares of common stock	21,565,782	-
Sale of assets in exchange for accounts receivable	2,204,286	-
Sale of intangible assets in exchange for notes receivable	14,887,220	-
Supplemental disclosure of cash flow information
Interest paid	521,837	-
Income taxes paid	-	-
See accompanying notes to consolidated condensed financial statements.

HireQuest, Inc.
Notes to Consolidated Condensed Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business
HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of branch offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. We provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” previously known as “Trojan Labor,” and “HireQuest,” previously known as “Acrux Staffing.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and secretarial personnel.

Currently, we have more than 150 franchisee-owned branches in 30 states and the District of Columbia. Prior to September 29, 2019, when we finalized our conversion of all company-owned branches to franchise-owned branches, we also owned and operated branches. We provide employment to more than 85,000 individuals annually working for thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, funding, software, and administrative services to our franchisees. Prior to September 29, 2019, we provided the same services to our company-owned temporary staffing locations.

HQI is the product of the merger between Command Center, Inc., or Command Center, and Hire Quest Holdings, LLC, or Hire Quest Holdings. We refer to Hire Quest Holdings collectively with its wholly-owned subsidiary, Hire Quest, LLC, as Legacy HQ. Upon the closing of the Merger, all of the ownership interests in Hire Quest Holdings were converted into the right to receive an aggregate number of shares representing 68% of the total shares of the Company’s common stock outstanding immediately after the closing. The Company accounted for the Merger as a reverse acquisition. As such, Legacy HQ is considered the accounting acquirer. Therefore, Legacy HQ's historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies will be included in our financial statements for all periods subsequent to July 14, 2019.

For additional information related to the Merger, see Note 2 – Acquisitions.

Basis of Presentation
We have prepared the accompanying unaudited consolidated condensed financial statements in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial reporting and the rules and regulations of the United States Securities and Exchange Commission, or SEC. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of our management, all adjustments, consisting of only normal recurring accruals, necessary for a fair presentation of the financial position, results of operations, and cash flows for the fiscal periods presented have been included.

You should read these consolidated condensed financial statements in conjunction with the audited consolidated condensed financial statements and accompanying notes of Hire Quest, LLC included in our Form 8-K/A filed with the SEC on August 23, 2019. The results of operations for the quarter and the three quarters ended September 29, 2019 are not necessarily indicative of the results expected for the full fiscal year, or for any other fiscal period.

Fiscal period end
As of January 1, 2019, we changed our financial reporting period from a calendar year to a fiscal year. Our fiscal year end is the Sunday closest to the last day of December. Our fiscal quarters end on the last Sunday closest to the last day in March, June and September. This change in fiscal year end and fiscal quarter end did not have a material effect on the comparability of the periods presented.

Consolidation
The consolidated condensed financial statements include the accounts of HQI and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates
The preparation of consolidated condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions underlie our workers’ compensation claim liabilities, the allowance for doubtful accounts, and our deferred taxes.

Accounts receivables and allowance for doubtful accounts
Accounts receivables consist of amounts due for labor services from customers of franchises and of previously company-owned locations. At September 29, 2019, approximately 78% and 22% of our accounts receivables were due from franchise and previously owned locations, respectively. At December 31, 2018, approximately 99% and 1% of our accounts receivable were due from franchise and previously company-owned locations, respectively.

We own accounts receivable from labor services provided by franchisees. We charge accounts receivable that remain uncollected beyond 84 days after the invoice date back to the franchisee. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned locations, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on receivables generated by company-owned locations was approximately $362,000 and $-0- at September 29, 2019 and December 31, 2018, respectively.

Revenue recognition
We account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Our revenue arises from royalties paid by our franchisees and service revenue which includes interest we charge our franchisees on overdue accounts along with other miscellaneous fees for optional services we provide. We invoice customers every week and generally do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year. Revenue from franchise royalties is based on a percentage of sales generated by the franchisee and recognized at the time the underlying sales occur. We recognize revenue from interest on overdue accounts receivable related to franchisee sales when they age past forty-two days.

Leases
Operating leases are included in right-of-use asset and lease current and long-term liabilities. We recognize lease expense for operating leases on a straight-line basis over the lease term, and include it in selling, general and administrative expenses. If any of our leases require variable payments of property taxes, insurance, and common area maintenance, in addition to base rent, we do not include the variable portion of these lease payments in our right-of-use asset or lease liabilities. We expense these variable payments when we incur the obligation to pay them and include them in lease expense as part of selling, general and administrative expenses.

We measure lease right-of-use assets and lease liabilities using the present value of future minimum lease payments over the lease term at the lease commencement date. The right-of-use asset also includes any lease payments made on or before the commencement date of the lease, less any lease incentives we received. We use our incremental borrowing rate based on the information available at the lease commencement date in determining the present value of lease payments. We estimate the incremental borrowing rates based on what we would be required to pay for a collateralized loan over a similar term.

Business combinations
We account for business acquisitions under the acquisition method of accounting by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. We record as goodwill the excess of the cost of the acquired business over the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed. We expense acquisition related costs as we incur them.

Earnings per share
Basic earnings per share is calculated by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding, and does not include the impact of any potentially dilutive common stock equivalents. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at September 29, 2019 and September 30, 2018 totaled approximately 61,000 and -0-, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Weighted average number of common shares used in basic net income per common share	12,927,634	9,939,668	10,939,318	9,939,668
Dilutive effects of stock options	-	-	-	-
Weighted average number of common shares used in diluted net income per common share	12,927,634	9,939,668	10,939,318	9,939,668

Fair Value Measures
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

Discontinued Operations
During the quarter ended September 29, 2019, we sold substantially all of the branches acquired in the Merger. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as operations, separate from our continuing operations, for all periods presented in our consolidated condensed financial statements and footnotes, unless indicated otherwise.

Recently adopted accounting pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued new revenue recognition guidance under Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers, that supersedes the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services.

On January 1, 2019, we adopted the new revenue recognition guidance using the modified retrospective method for all open contracts and related amendments. Results for reporting periods beginning after January 1, 2019 are presented under the new revenue recognition guidance, while prior period amounts were not adjusted and continue to be reported in accordance with historic accounting guidance. The adoption of this new guidance did not have a material impact on our consolidated condensed financial statements.

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

We have elected the three practical expedients allowed for implementation of the new standard, but have not utilized the hindsight practical expedient. Accordingly, we did not reassess: 1) whether any expired or existing contracts are or contain leases; 2) the lease classification for any expired or existing leases; or 3) initial direct costs for any existing leases.

As a result of adopting this guidance, we recognized a right-of-use asset, and corresponding lease liability, of approximately $200,000 as of July 15, 2019, the date the guidance became effective for us because of the Merger between Legacy HQ and Command Center. Had we adopted this guidance at the beginning of the year, the effect to our balance sheet would have been substantially the same as with the mid-year adoption. The adoption of this guidance did not have a material impact on expense recognition. The difference between the right-of-use assets and lease liabilities relates to the deferred rent liability balance as of the end of fiscal 2018 associated with the leases capitalized. The deferred rent liability, which was the difference between the straight-line lease expense and cash paid, reduced the right-of-use asset upon adoption.

Recently issued accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2019, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated condensed financial statements and related disclosures.

We do not expect other accounting standards that the FASB or other standards-setting bodies have issued to have a material impact on our financial position, results of operations, and cash flows.

Note 2 – Acquisitions

On July 15, 2019, the Company completed its acquisition of Legacy HQ, in accordance with the terms of the Agreement and Plan of Merger dated April 8, 2019, or the Merger Agreement. Upon the closing of the Merger, all of the membership interests in Hire Quest Holdings were converted into the right to receive 68% of the Company’s common stock outstanding immediately after the closing, or 9,939,668 shares.

In accordance with ASC 805, Business Combinations, we accounted for the Merger as a reverse acquisition. As such, Legacy HQ is considered the accounting acquirer. Therefore, Legacy HQ's historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies will be included in our financial statements for all periods after July 14, 2019.

Because the Merger is considered a reverse acquisition, the fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliable than the fair value of the membership interests of Legacy HQ, a private company. Consideration is calculated based on the Company's closing share price of $5.76 on Nasdaq on July 15, 2019.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore are subject to revisions that may result in adjustments to the values presented below:

Stock issued	4,677,487
Closing share price on July 15, 2019	$5.76
Total allocable purchase price	$26,942,325

Accounts receivable	$10,480,907
Cash and cash equivalents	5,376,543
Identifiable intangible assets	16,881,428
Other current assets	725,453
Property, plant and equipment, net	281,186
Other non-current assets	1,642,695
Current liabilities	(4,002,805)
Deferred tax liability	(2,796,518)
Other liabilities	(1,646,564)
Preliminary purchase price allocation	$26,942,325

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2018. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Royalty revenue	$20,615,713	$21,216,830	$27,063,188	$27,513,503
Net income	416,040	817,715	3,515,142	3,717,119
Basic earnings per share	$0.03	$0.06	$0.24	$0.28
Basic weighted average shares outstanding	14,633,639	13,222,334	14,622,670	13,281,839
Diluted earnings per share	$0.03	$0.06	$0.24	$0.28
Diluted weighted average shares outstanding	14,643,436	13,229,795	14,623,959	13,289,045

These calculations reflect the decreased amortization expense and the consequential tax effects that would have resulted had the Merger closed on January 1, 2018.

Effective September 11, 2019, as contemplated by the Merger Agreement and as approved by our shareholders, Command Center changed its name to HireQuest, Inc., changed its state of incorporation from Washington to Delaware, adopted new bylaws, and moved its principal executive offices to Goose Creek, South Carolina. In connection with our name change to HireQuest, Inc., we also changed the trading symbol of our common stock from “CCNI” to “HQI.”

Discontinued operations
We sold the branches we acquired from Command Center to franchisees in the third quarter of 2019 through sales of operating branch assets to existing and new franchisees in two tranches. We also made the strategic decision to sell the assets of Command Center’s four California branches outside of our franchise system to an unaffiliated third party and we no longer conduct business in the state of California. We have summarized these transactions below.

July sale:  On July 15, 2019, we closed on the sale of certain assets related to the operations of Company-owned branches in Conway and North Little Rock, AR; Flagstaff, Mesa, North Phoenix, Phoenix, Tempe, Tucson, and Yuma, AZ; Aurora and Thornton, CO; Atlanta, GA; College Park and Speedway, IN; Shreveport, LA; Baltimore and Landover, MD; Oklahoma City and Tulsa, OK; Chattanooga, Madison, Memphis, and Nashville, TN; Amarillo, Austin, Houston, Irving, Lubbock, Odessa, and San Antonio, TX; and Roanoke, VA, or collectively, the July Franchise Assets. In connection with their purchases, the buyers executed franchise agreements with us and became franchisees.

The aggregate sale price for the July Franchise Assets consisted of approximately (i) $4.7 million paid in the form of promissory notes accruing interest at an annual rate of 6% issued by the buyers to the Company plus (ii) the right to receive 2% of annual sales in excess of $3.2 million in the aggregate for the franchise territory containing Phoenix, AZ for 10 years, up to a total aggregate amount of $2.0 million.

We sold a subset of these July Franchise Assets to buyers in which some of our directors and significant shareholders have direct or indirect interests, or the Worlds Buyers (see Note 3 – Related Party Transactions).

Contemporaneously with the sale of these assets, we entered into an agreement with Hire Quest Financial, LLC, or HQF, an affiliate of two of our directors, Richard Hermanns and Edward Jackson, who are also our two largest shareholders, whereby the promissory notes issued by the Worlds Buyers to the Company in the aggregate principal amount of approximately $2.2 million were transferred to HQF in exchange for accounts receivable of an equal value.

September sale:  On September 29, 2019, we closed on the sale of certain assets related to Company-owned branches in Coeur D’Alene, ID; Griffith, IN; Bloomington, Brooklyn Park, Cambridge, Hopkins, St. Paul, and Wilmar, MN; Bismarck, Dickinson, Fargo, Grand Forks, Minot, and Watford City, ND; Bellevue and Omaha, NE; Hillsboro, OR; Sioux Falls, SD; and Bellingham, Everett, Kent, Mt. Vernon, Seattle, Spokane, Tacoma, and Vancouver, WA , or collectively, the September Franchise Assets. We simultaneously entered into franchise agreements with affiliates of the buyer, pursuant to which the affiliates will operate these branches as franchisees under franchise agreements with us.

The aggregate purchase price for the September Franchise Assets consisted of approximately $9.7 million paid in the form of five-year promissory notes accruing interest at an annual rate of 6% issued by the buyer to the Company. Subsequent to the end of our third quarter, we received a $3.0 million cash payment on these notes. In accordance with an agreement with the buyer, this cash payment also triggered a discount in the purchase price equal to 10% of the cash payment, or $300,000.

Both the July 15, 2019 and September 29, 2019 purchase agreements contain negotiated representations, warranties, covenants, and indemnification provisions by the parties which are believed to be customary for transactions of this type. The related-party transactions contain covenants and warranties similar to those contained in all other transactions.

The California Purchase Agreement:  On September 27, 2019, we closed on the sale of substantially all of the operating and intangible assets of our four California branch locations in Corona, Hayward, Sacramento, and Fresno, or collectively the California Assets, to Resolute Enterprises, LLC, or Resolute, a Florida limited liability company and unaffiliated third party. We retained the net working capital of these branches. The aggregate purchase price for the California Assets consisted of $1.8 million paid in the form of a four-year promissory note accruing interest at an annual rate of 10% issued by Resolute to the Company. The promissory note is secured by the California Assets. The California Purchase Agreement contained negotiated representations, warranties, covenants, and indemnification provisions by the parties, which are believed to be customary for transactions of this type.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Revenue	$13,551,950	$178,874	$13,934,276	$555,154
Cost of staffing services	9,390,509	145,487	9,710,757	482,470
Gross profit	4,161,441	33,387	4,223,519	72,684
Gain on sale	393,697	-	393,697	-
SG&A	(3,644,907)	(6,393)	(3,653,541)	(18,603)
Net income before tax	910,231	26,994	963,675	54,081
Tax	227,557	6,748	240,919	13,520
Net income	$682,674	$20,246	$722,756	$40,561

Restructuring charges reserve
During the quarter ended September 29, 2019, we accrued approximately $595,000 as a restructuring charges reserve liability. This liability relates to one-time Merger-related expenses including, among other things, the expense for certain Command Center employees to relocate to Goose Creek, South Carolina, termination benefits for employees of Command Center, rebranding our branches pursuant to our name change, elimination of staff redundancies, and other costs that we will continue to incur under various contracts that provide no future economic benefit to us.

Note 3 – Related Party Transactions

HQI shares some common ownership with Hire Quest Financial, LLC; Hire Quest Insurance, LLC; Brave New World Services, LLC, formerly known as Hire Quest LTS, LLC; Bass Underwriters, Inc. and its related entities; a number of our franchisees; and the not-for-profit Higher Quest Foundation, Inc.

Hire Quest Financial LLC, or HQF
Richard Hermanns, our President, CEO, Chairman of the Board, and most significant shareholder, and Edward Jackson, a member of our Board and a significant shareholder, collectively own a majority of HQF.

Prior to March 20, 2018, Legacy HQ had an agreement with HQF to provide finance and insurance related services and a line of credit. The management fee charged by HQF, which included the interest charge on the line of credit, amounted to 2% of the sales of our franchisee-owned and Company-owned locations, also known as system-wide sales. Legacy HQ terminated this arrangement in March 2018 and there is no amount included in our statement of operations for quarters ended September 29, 2019 and September 30, 2018. Amounts included in our statements of operations for the three quarters ended September 30, 2018 are approximately $249,000.

During the year ended December 31, 2018, Legacy HQ transferred approximately $1.8 million of accounts and notes receivable due from franchisees to HQF, as well as approximately $600,000 of investments and property and equipment. On July 15, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations.

The intercompany debt was entirely extinguished prior to the Merger between Legacy HQ and Command Center. At September 29, 2019 and December 31, 2018, HQI owed HQF approximately $-0- and $6.7 million, respectively.

Hire Quest Insurance, or HQ Ins.
Mr. Hermanns, certain of his immediate family members, a dynasty trust under his control, Mr. Jackson, and certain of his immediate family members collectively own a majority of HQ Ins.

HQ Ins. is a North Carolina protected cell captive insurance company. Effective March 1, 2010, Legacy HQ purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Legacy HQ high-deductible workers’ compensation policy originally obtained through AIG and, later through ACE American Insurance Company (see Note 5, Workers’ Compensation). Legacy HQ terminated its policy and with HQ Ins. on July 15, 2019 upon the closing of the Merger.

Premiums paid by Legacy HQ to HQ Ins. for workers compensation insurance during the quarter ended September 29, 2019 and September 30, 2018 are approximately $262,000 and $2.0 million, respectively. Premiums paid by Legacy HQ to HQ Ins. for workers compensation insurance during the three quarters ended September 29, 2019 and September 30, 2018 are approximately $3.6 million and $5.5 million, respectively.

Brave New World Services, LLC, formerly known as Hire Quest LTS, or HQ LTS
Mr. Jackson and a relative of Mr. Hermanns collectively own a majority of HQ LTS.

Historically, it employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. Payroll service fees paid to HQ LTS during the quarter ended September 29, 2019 and September 30, 2018 are approximately $7,000 and $13,000, respectively. Payroll service fees paid to HQ LTS during the three quarters ended September 29, 2019 and September 30, 2018 are approximately $19,000 and $28,000, respectively. HQ LTS now occupies independent office space and employs an independent staff to manage its operations.

Jackson Insurance Agency and Bass Underwriters, Inc., or collectively, Bass
Mr. Hermanns and Mr. Jackson collectively are the majority owners of Bass Underwriters. Mr. Jackson and Mr. Hermanns are also significant or majority shareholders of the following entities related to Bass: Bulldog Premium Finance LLC, Gridiron Insurance Underwriters, Inc., Insurance Technologies, Inc., and Genesis Educational Services of Florida, Inc. Mr. Jackson owns a majority stake in Jackson Insurance Agency.

Jackson Insurance Agency has historically brokered Legacy HQ’s, and since July 15, 2019 has brokered HQI’s property, casualty, general liability, and cybersecurity insurance. It also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees. Premiums paid through Bass for various insurance policies during the quarter ended September 29, 2019 and September 30, 2018 are approximately $369,000 and $18,000, respectively. Premiums paid to Bass during the three quarters ended September 29, 2019 and September 30, 2018 are approximately $608,000 and $209,000, respectively. Bass does not retain the majority of the premiums but does profit by making a commission.

The Worlds Franchisees
Mr. Hermanns and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees, or the Worlds Franchisees. There were 20 Worlds Franchisees at September 29, 2019 that operated 62 of our 152 branch office locations. There were 23 Worlds Franchisees that operated 50 of our 97 branches at December 31, 2018.

Balances regarding the Worlds Franchisees at September 29, 2019 and December 31, 2018 are summarized below:

	September 29, 2019	December 31, 2018
Due to (from) franchisees	$71,509	$(254,943)
Risk management incentive program liability	817,857	988,562

Transactions regarding the Worlds Franchisees for the quarter and three quarters ended September 29, 2019 and September 30, 2018 are summarized below:

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Franchise royalties	1,786,975	1,375,439	5,529,777	4,500,617

Risk management incentive program liability relates to a program we sponsor for our franchisees whereby we pay our franchisees an amount equal to a percentage of the premium they pay for workers’ compensation insurance if they keep their workers' compensation loss ratios below specific thresholds. This program, which we call the Risk Management Incentive Program, incentivizes our franchisees to keep our temporary employees safe and to control their exposure to large workers' compensation claims.

Note 4 – Debt

In July 2019, we entered into a loan agreement with Branch Banking and Trust Company, or BB&T, for a $30 million line of credit with a $15 million sublimit for letters of credit. This line of credit matures on May 31, 2024. The current agreement bears interest at a variable rate equal to the Daily One Month London Interbank Offering Rate plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At September 29, 2019 the effective interest rate was 3.5%. A non-use fee of between 0.125% and 0.250% will accrue on the unused portion of the line of credit. As collateral for repayment of any and all obligations under the loan agreement, we granted BB&T a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The loan agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00. This covenant will be tested quarterly on a rolling four quarter basis commencing with the four quarter period ending September 30, 2020. Our obligations under the line of credit are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At September 29, 2019, we have two letters of credit with BB&T totaling approximately $9.8 million in the aggregate that secure our obligations to our workers’ compensation insurance carrier and reduce the amount available to us under the loan agreement. For additional information related to these letters of credit, see Note 5 – Workers’ Compensation.

In March 2018, Legacy HQ entered into a $5 million line of credit agreement with BB&T with an interest rate of LIBOR plus 1.75%. The line was collateralized by substantially all Legacy HQ assets and contained certain restrictive covenants. There were no borrowings on the line of credit at December 31, 2018. It was terminated in July 2019 upon the execution of the current loan agreement.

Prior to March 20, 2018, Legacy HQ had a $16 million line of credit with HQF. The line was collateralized by substantially all Legacy HQ assets and a personal guarantee of the CEO of Legacy HQ. In lieu of interest, use of the line of credit was included in the management fee of 2% of system-wide sales as described above in Note 3 – Related Party Transactions.

Note 5 – Workers’ Compensation

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company, or, collectively, ACE, in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500,000 per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, we terminated our deductible reimbursement policy with HQ Ins. and have assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. We assumed the Legacy HQ policy with ACE.

Command Center also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s policy, ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Command Center’s current ACE policy includes a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500,000 (if any), but only up to $750,000 for that claim. All other claims within the policy year are subject to the $500,000 deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

Under these high deductible programs, HQI is effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.8 million, which we accomplished by providing letters of credit under our line of credit with BB&T.

For workers’ compensation claims originating in Washington, North Dakota, Ohio, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid within each jurisdiction. Accordingly, our consolidated condensed financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 6 – Analysis of Franchise Locations

Below is a summary of changes in the number of branch locations:

Branches, December 31, 2017	79
Closed in 2018	(3)
Opened in 2018	21
Branches, December 31, 2018	97
Closed in 2019	(5)
Opened in 2019	60
Branches, September 29, 2019	152

Note 7 – Stockholders’ Equity

Tender Offer
In June 2019, we commenced an issuer tender offer to purchase up to 1,500,000 shares of our common stock at a fixed price of $6.00 per share. This tender offer expired on July 25, 2019, and we accepted for purchase approximately 1.4 million shares for an aggregate cost of approximately $8.4 million, excluding fees and expenses.

Note 8 – Stock Based Compensation

Employee Stock Incentive Plan
Pursuant to the Merger, we adopted Command Center’s existing Stock Incentive Plans and will honor all outstanding option awards in accordance with the pre-existing terms of these plans.

Our 2008 Stock Incentive Plan, or the 2008 Plan, which permitted the grant of up to 533,333 equity awards, expired in January 2016. In November 2016, our stockholders approved a new stock incentive plan, the 2016 Plan, under which we are authorized to grant awards for up to 500,000 shares of our common stock over the 10 year life of the plan.

Stock options that were outstanding at Command Center were deemed to be issued on the date of the acquisition. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan and the corresponding award documents. There were approximately 55,000 and -0- stock options vested at September 29, 2019 and December 31, 2018, respectively. The following table summarizes our stock options outstanding at December 31, 2018, and changes during the period ended September 29, 2019.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2018	-	$-	$-
Granted	160,831	5.86	3.18
Forfeited	(100,000)	5.70	3.16
Outstanding, September 29, 2019	60,831	6.11	3.20

The following table summarizes our non-vested stock options outstanding at December 31, 2018, and changes during the period ended September 29, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2018	-	$-	$-
Granted	84,523	5.56	3.05
Forfeited	(57,857)	5.70	6.16
Vested	(21,250)	5.09	2.93
Non-vested, September 29, 2019	5,416	5.48	3.01

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $7.00 at September 27, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	60,831	$6.11	6.65	$109,267
Exercisable	55,415	6.17	6.46	37,916

The following table summarizes information about our stock options outstanding, and reflects the weighted average contractual life at September 29, 2019:

	Outstanding options		Vested options
Range of exercise prices	Number of shares underlying options	Weighted average remaining contractual life (years)	Number of shares exercisable	Weighted average remaining contractual life (years)
$4.80 - 7.00	44,582	8.28	39,166	8.24
$7.01 - 8.76	16,249	2.17	16,249	2.17

In September 2019, we issued 160,000 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $1.1 million for services, and to encourage retention, to certain employees. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our board of directors. These shares vest equally over approximately three years with the first vesting occurring the day before our annual shareholder meeting to be held in 2020, and the remainder vesting in equal portions on each of the first two anniversaries of that date.

At September 29, 2019, there was unrecognized stock-based compensation expense totaling approximately $1.6 million relating to non-vested options and restricted stock grants that will be recognized over the next 3.8 years.

Note 9 – Commitments and Contingencies

Leases
At September 29, 2019, we had an operating lease for our previous corporate headquarters in Lakewood, CO. We determined the discount rate used to calculate the present value of future minimum lease payments based on our incremental borrowing rate and consistent with financing terms currently in place with financial institutions. The weighted average discount rate on our operating leases is 5.0%. The weighted average remaining lease term on our operating lease is 1.3 years.

Below is a table of our future minimum operating lease commitments for the remainder of the current year and for the next five years, and a reconciliation to the lease liability recognized on our consolidated balance sheet. The amount necessary to reduce our minimum lease payments to present value was calculated using our incremental borrowing rate.

	Year 1	Year 2	Thereafter	Total
Future minimum lease payments	$40,921	$153,317	$12,154	$206,392
Lease liability interest	(2,174)	(4,003)	-	(6,177)
Lease liability as of September 29, 2019	$38,747	$149,314	$12,154	$200,215

Lease expense for both the quarter and the three quarters ended September 29, 2019 was approximately $296,000. There was no lease expense in 2018.

Consulting Agreement
As contemplated by the Merger Agreement, on July 15, 2019, the Company entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with existing customers of the Company in return for which it is eligible to receive unregistered shares of the Company’s common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by the Company would be based on the Company’s gross revenue generated from the services of Dock Square as measured over a 12 month period. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the Company’s gross revenue generated from the services of Dock Square measured over a 3 year period. We refer to any such shares as the “Performance Shares.” We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed approximately 1.6 million shares. Any Performance Shares would be in addition to the pro rata portion of the shares of Company common stock that Dock Square’s members received as merger consideration at the closing of the Merger along with the other investors in Hire Quest Holdings. Dock Square would receive any declared and paid dividends on issued Performance Shares, including the unvested portion of such shares during the 3-year vesting measurement period, and the issued but unvested Performance Shares would vest on a change of control of the Company. In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 29, 2019.

Note 10 - Employee Retirement Plan

HQ LTS sponsored a 401(k) Plan for Legacy HQ’s headquarters employees who met certain eligibility requirements. This plan allowed eligible employees to make annual pre-tax contributions up to the lesser of 20% of their eligible compensation or the limit established by the Internal Revenue Service. Matching contributions to the employees’ account were approximately $36,000 for the three quarters ended September 29, 2019 and $50,000 for the year ended December 31, 2018.

Under this plan, Legacy HQ could also make discretionary non-elective contributions. No discretionary non-elective contributions were made by Legacy HQ during 2019 or 2018.

Note 11 – Income Tax

In conjunction with the Merger, Legacy HQ changed its status as an S-corporation to a C-corporation, and changed the method of accounting for income taxes from the cash to the accrual basis of accounting. This change in accounting basis resulted in the recognition an additional income tax of approximately $5.6 million that will paid over the next four years. In relation to this change in accounting method, we have a deferred tax liability of approximately $4.1 million. The Merger also resulted in the recognition of intangible assets that had no basis for income tax, and the subsequent sale of these intangible assets resulted in a taxable gain. Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period.  The provision for income taxes for the interim periods differs from the amount that would be provided by applying the statutory U.S. federal income tax rate to pre-tax income primarily because of state income taxes. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended September 29, 2019 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenues and growth thereof, including franchise sales and system-wide sales; operating results; anticipated benefits of the Merger or the conversion to the franchise model; intended branch openings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectation. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry; strategic actions, including acquisitions and dispositions and our success in integrated acquired businesses including, without limitation, successful integration following the Legacy HQ/Command Center merger; disruptions to our technology network including computer systems and software, as well as natural events such as severe weather, fires, floods, and earthquakes or man-made or other disruptions of our operating systems; and the factors discussed in the “Risk Factors” section and elsewhere in our Annual Report on Form 10-K for the year ended December 28, 2018 and this Quarterly Report on Form 10-Q for the quarter ended September 29, 2019.. All such filings were made with the SEC, and can be located on our website: http://www.hirequestllc.com.

Any forward-looking statement made by us in this Quarterly Report on Form 10-Q is based only on information currently available to us and speaks only as of the date on which it is made. The Company disclaims any obligation to update or revise any forward-looking statement, whether written or oral, that may be made from time to time, based on the occurrence of future events, the receipt of new information, or otherwise, except as required by law.

Overview

The following discussion should be read in conjunction with our unaudited consolidated condensed financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q.

We are a nationwide franchisor of branches providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. We were formed through the acquisition by Command Center, Inc., or Command Center, of Hire Quest Holdings, LLC, or Hire Quest Holdings. We refer to Hire Quest Holdings and its wholly-owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this acquisition, which closed on July 15, 2019 as the Merger. Currently, we have more than 150 franchisee-owned branches in 30 states and the District of Columbia. We provide employment for more than 85,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The on-demand labor industry has developed based on the business need for flexible staffing solutions. The industry provides contingent workforce solutions to minimize the cost and effort that is required for hiring and managing permanent employees. Many businesses operate in a cyclical production environment and find it difficult to staff according to their changing business requirements. Companies also desire a way to temporarily replace full-time employees when absent due to illness, vacation, or unplanned termination. On-demand labor offers customers the opportunity to immediately respond to changes in staffing needs, reduce the costs associated with recruiting and interviewing, eliminate unemployment and workers’ compensation exposure, and draw from a larger pool of potential employees.

No single staffing company dominates the industry. Competition among companies revolves around recruitment and retention of both customers and temporary employees. The industry tends to track the overall strength of the economy and trends in workforce flexibility. As the economy grows, the number of competitors has increased due to low barriers to entry. During recessions, the number of competitors generally decreases.

Our revenue arises from royalties paid by our franchisees and service revenue consisting of interest we charge our franchisees on overdue accounts and other miscellaneous fees for optional services we provide. Customers of our franchisees procure the services of our temporary employees on a time and materials basis. Our franchisees pay us a royalty on all sales made to these customers. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts. Accounts that age over 84 days are charged back to the franchisee.

We sometimes refer to total sales generated by our franchisees as “franchise sales.” We also sometimes refer to locations that were owned and operated by us, not by one of our franchisees, up through the time of their sale, the last of which closed on September 29, 2019 as "company-owned locations" or "company-owned branches." The sum of franchise sales and sales of company-owned branches is referred to as “system-wide sales.” System-wide sales include sales at all branch locations, whether owned and operated by us or by our franchisees. While we do not record franchise sales as revenue, management believes that information is important in understanding the Company’s financial performance because those sales are the basis on which we calculate and record franchise royalty revenue, are directly related to interest charged on overdue accounts, which we record under service revenue, and are indicative of the financial health of the franchisee base.

The following table reflects system-wide sales broken into its components for the periods indicated.

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Franchise sales	$60,626,049	$50,986,620	$159,768,691	$140,694,933
Company-owned sales	13,551,950	178,875	13,934,276	555,154
System-wide sales	$74,177,999	$51,165,495	$173,702,967	$141,250,087

Recent Developments

We underwent significant changes in several areas in the fiscal quarter ended September 29, 2019: (1) we completed the Merger between Legacy HQ and Command Center and subsequently reincorporated in Delaware and changed our name, (2) in connection with the Merger, we entered into a new credit facility; (3) we entered into a consulting agreement with Dock Square HQ, LLC, (4) we converted all of the company-owned branches to our franchise model, and (5) we exited the California market for strategic reasons.

The Merger, the Name Change, and the Reincorporation in Delaware

On July 15, 2019, Legacy HQ and Command Center completed the Merger.

Upon closing, the ownership interests of Hire Quest Holdings were converted into the right to receive a number of shares amounting to 68% of the total shares of the Company’s common stock outstanding immediately after the closing. Legacy HQ members also appointed four new directors to the Board effective July 15, 2019 to fill the board seats vacated by four legacy directors.

On September 11, 2019, Command Center changed its name to HireQuest, Inc. We moved our state of incorporation from Washington to Delaware, consolidated our corporate headquarters in Goose Creek, South Carolina, and adopted new bylaws. In connection with the name change, we started trading as “HQI” on the Nasdaq Capital Market.

On July 11, 2019, in connection with the Merger, we along with our subsidiaries entered into a loan agreement with Branch Banking and Trust Company, or BB&T, for a $30 million line of credit with a $15 million sublimit for letters of credit. Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to One Month LIBOR plus a margin between 1.25% and 1.75% that is determined based on the Company’s collateral value plus unrestricted cash reduced by the outstanding balance of the line of credit, or the Net Lendable Collateral. A non-use fee of between 0.125% and 0.250%, also determined by the Net Lendable Collateral, will accrue on the unused portion of the line of credit. The available balance under the line of credit is reduced by outstanding letters of credit. The line of credit will mature on May 31, 2024.

The loan agreement and other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The loan agreement also requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00. This covenant will be tested quarterly on a rolling four quarter basis commencing with the four quarter period ending September 30, 2020. The obligations under the loan agreement and other loan documents are secured by substantially all of the operating assets of the Company and our subsidiaries as collateral. The Company’s obligations under the line of credit are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

Command Center’s prior credit facility with Wells Fargo was paid off and terminated in connection with the transaction described above.

Dock Square HQ, LLC, or Dock Square, an affiliate of Dock Square Capital, LLC, was a strategic partner of, and 6.5% investor in, Hire Quest, LLC, then a 93.5% subsidiary of Hire Quest Holdings.  Prior to the effective time of the Merger, (a) Dock Square distributed to its direct or indirect members all of its rights, title and interest in and to its membership interest in Hire Quest, LLC, and (b) each such member contributed to Hire Quest Holdings all of its respective rights, title and interest in and to its membership interest in Hire Quest, LLC as a capital contribution in exchange for, in the aggregate, a 6.5% membership interest in Hire Quest Holdings.  Immediately after such reorganization and prior to the closing of the Merger, Hire Quest Holdings owned 100% of the membership interest in Hire Quest, LLC.

As contemplated by the Merger Agreement, on July 15, 2019, the Company entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with existing customers of the Company in return for which it is eligible to receive unregistered shares of the Company’s common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by the Company would be based on the Company’s gross revenue generated from the services of Dock Square as measured over a 12 month period. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the Company’s gross revenue generated from the services of Dock Square measured over a 3 year period. We refer to any such shares as the “Performance Shares.” We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed approximately 1.6 million shares. Any Performance Shares would be in addition to the pro rata portion of the shares of Company common stock that Dock Square’s members received as merger consideration at the closing of the Merger along with the other investors in Hire Quest Holdings. Dock Square would receive any declared and paid dividends on issued Performance Shares, including the unvested portion of such shares during the 3-year vesting measurement period, and the issued but unvested Performance Shares would vest on a change of control of the Company. In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration.

Franchise Model

Our franchised branches are the key component of our success. Ownership at the local level – where the vast majority of customer communication occurs – allows our organization to be agile and responsive to customer needs. Having local ownership at the franchise level allows the customer to deal directly with an owner who is incentivized to resolve any issues and ensure the customer continues to utilize our services.

Our franchised branches are often located in proximity to concentrated commercial and industrial areas typically with access to public transportation and other services important to our temporary employees. A typical franchised branch location is managed by an owner with the assistance of in-branch personnel. Many branches hire business development staff to help drive business to the branches. We provide support in the form of regional managers along with advice and guidance from our corporate headquarters.

Discontinued Operations

On July 15, 2019, we sold the operating assets of the branches in Conway and North Little Rock, AR; Flagstaff, Mesa, North Phoenix, Phoenix, Tempe, Tucson, and Yuma, AZ; Aurora and Thornton, CO; Atlanta, GA; College Park and Speedway, IN; Shreveport, LA; Baltimore and Landover, MD; Oklahoma City and Tulsa, OK; Chattanooga, Madison, Memphis, and Nashville, TN; Amarillo, Austin, Houston, Irving, Lubbock, Odessa, and San Antonio, TX; and Roanoke, VA to existing franchisees of Legacy HQ (including the Worlds Franchisees described below) and new franchisees. On September 29, 2019, we sold the operating assets of the branches in Coeur D’Alene, ID; Griffith, IN; Bloomington, Brooklyn Park, Cambridge, Hopkins, St. Paul, and Wilmar, MN; Bismarck, Dickinson, Fargo, Grand Forks, Minot, and Watford City, ND; Bellevue and Omaha, NE; Hillsboro, OR; Sioux Falls, SD; and Bellingham, Everett, Kent, Mt. Vernon, Seattle, Spokane, Tacoma, and Vancouver, WA to a new franchisee. The purchasers of these assets, or their related entities, executed franchise agreements with us and became franchisees.

The aggregate sale price for the operating assets of the branches sold on July 15 and September 29, 2019 consisted of approximately (i) $12.1 million paid in the form of promissory notes accruing interest at an annual rate of 6% plus (ii) the right to receive 2% of annual sales in excess of $3.2 million in the aggregate for the franchise territory containing Phoenix, AZ for 10 years, up to a total aggregate amount of $2.0 million. Approximately $2.2 million of the notes receivable were sold to Hire Quest Financial, LLC, a related party, in exchange for accounts receivable of an equal value. In addition, we received $3.0 million in cash as prepayment on the notes issued on September 29, 2019. In accordance with an agreement with the buyer, this cash payment also triggered a discount in the purchase price equal to 10% of the cash payment, or $300,000.

We have recognized the operations of company-owned locations within discontinued operations. Any additional expenses incurred related to previously company-owned branches will continue to be recognized as part of discontinued operations in future periods. This conversion of company-owned branches to franchises will likely have a material impact on the presentation of our results of operations in the future with revenue from franchise royalties and service revenue increasing and income from discontinued operations, net of tax decreasing to zero by the first quarter of 2020.

On September 27, 2019, we closed on the sale of substantially all of the operating and intangible assets of our four branches in Corona, Hayward, Sacramento, and Fresno, California, or collectively, the California Assets. We retained the net working capital of these branches. We sold these operating and intangible assets outside of the franchise system and do not intend to sell franchises in California in the near future.

The aggregate sale price for the California Assets consisted of $1.8 million paid in the form of a four-year promissory note accruing interest at an annual rate of 10% issued by the buyer to the Company.

Results of Operations

Our franchisees provide services to thousands customers in various industries across 30 states, including the District of Columbia. Sales of any particular location can fluctuate significantly on both a quarter-over-quarter and year-over-year basis depending on the local economic conditions, seasonality, and the need for temporary labor services in the local economy.

Our net income for the quarter ended September 29, 2019 was significantly diminished by material expenditures related to the Merger including, without limitation, professional fees, employee severance and relocation expenses, branch office rebranding expenses, and other restructuring expenses. These expenses do not arise from, and are not necessarily representative of, the ongoing business.

	Quarter ended		Three quarters ended
	September 29, 2019	September 30, 2018	September 29, 2019	September 30, 2018
Franchise royalties	$3,139,158	$2,175,960	$9,276,714	$8,032,132
Service revenue	241,362	166,148	817,693	762,330
Total revenue	3,380,520	2,342,108	10,094,407	8,794,462
Selling, general and administrative expenses	7,393,380	1,270,547	9,817,245	3,980,006

Quarter Ended September 29, 2019

Our Total revenue is calculated by aggregating our revenue derived from franchise royalties and service revenue. Franchise royalties are the royalties we earn from franchisees on the basis of their sales to customers. Service revenue consists of interest charged to franchisees on overdue accounts and other miscellaneous revenue related to optional services we provide.

Total Revenue
Total revenue for the quarter ended September 29, 2019 was approximately $3.4 million, an increase of 44.3%, or approximately $1.1 million, from $2.3 million for the quarter ended September 30, 2018.

Franchise Royalties
Franchise royalties for the quarter ended September 29, 2019 were approximately $3.1 million, an increase of 44.3%, or approximately $963,000, from $2.2 million for the quarter ended September 30, 2018. This increase is due to the addition of a large number of newly franchised branches resulting from the conversion of company-owned locations to the franchise model and organic growth at the Legacy HQ franchised branches.

Service Revenue
Service revenue is generated from interest charged to our franchisees on overdue accounts receivable and from fees for various optional services we offer our franchisees. Interest of 12% per annum is charged on accounts receivable that age past 42 days, and we continue to charge interest until the receivable is either collected or charged back to the franchisee entirely when it ages past 84 days, whichever occurs sooner.

Service revenue for the quarter ended September 29, 2019 was approximately $241,000, an increase of 45.3%, or approximately $75,000, from approximately $166,000 for the quarter ended September 30, 2018. This increase is primarily due to increased interest charges on overdue accounts receivable.

Selling, general and administrative Expenses, or SG&A
SG&A for the quarter ended September 29, 2019 were approximately $7.4 million compared to approximately $1.3 million for the quarter ended September 30, 2018. This significant increase in expenses consisted largely of Merger-related expenses. These Merger-related expenses include professional fees of approximately $1.8 million for investment bankers, attorneys and other professional fees, increased compensation costs of approximately $2.0 million, and approximately $1.0 million for rebranding and restructuring. We anticipate more charges in the fourth quarter 2019 and the first quarter 2020 related to the Merger and consolidation of operations, however, we expect the charges to be significantly lower than those experienced in the third quarter.

Provision for income tax
Provision for income taxes for the quarter ended September 29, 2019 was approximately $4.7 million. This expense is related to our change from the cash basis of accounting to the accrual basis of accounting for income tax, which change was effected as part of the Merger. We also had a gain on the sale of intangible assets when we sold the Command Center branches that resulted in a taxable gain as those intangible assets had no tax basis. In conjunction with the merger, we recognized a deferred tax liability of approximately $3.8 million.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax was $683,000 for the quarter ended September 29, 2019 compared with $20,000 for the quarter ended September 30, 2018. The significant increase was due to the Company owning certain branches from the closing of the Merger until they were sold to franchisees or, in the case of California branches, to an independent third party.

Three Quarters Ended September 29, 2019

Total Revenue
Total revenue for the three quarters ended September 29, 2019 was approximately $10.1 million, an increase of 14.8%, or approximately $1.3 million from $8.8 million for the three quarters ended September 30, 2018.

Franchise Royalties
Franchise royalties for the three quarters ended September 29, 2019 were approximately $9.3 million, an increase of 15.5%, or approximately $1.3 million, from $8.0 million for the three quarters ended September 30, 2018. This increase is due to the addition of a large number of newly franchised branches in the third quarter 2019 resulting from the Merger and organic growth at the Legacy HQ franchised branches.

Service Revenue
Service revenue for the three quarters ended September 29, 2019 was approximately $818,000, an increase of 7.3%, or approximately $56,000, from approximately $762,000 for the quarter ended September 30, 2018. This increase is primarily due to increased interest charges on overdue accounts receivable.

Selling, general and administrative Expenses, or SG&A
SG&A for the three quarters ended September 29, 2019 were approximately $9.8 million compared to approximately $4.0 million for the three quarters ended September 30, 2018. This significant increase in expenses consisted largely of Merger-related expenses. These Merger-related expenses include professional fees of approximately $1.8 million for investment bankers, attorneys and other professional fees, increased compensation costs of approximately $2.0 million, and approximately $1.0 million for rebranding and restructuring. We anticipate more charges in the fourth quarter 2019 and first quarter 2020 related to the Merger and consolidation of operations, however, we expect the charges will be significantly lower than those experienced in the third quarter.

Provision for income tax
Provision for income taxes for the three quarters ended September 29, 2019 were approximately $4.8 million. This expense is related to our change from the cash basis of accounting to the accrual basis of accounting for income tax, which change was effected as part of the Merger. We also had a gain on the sale of intangible assets when we sold the Command Center branches that resulted in a taxable gain as those intangible assets had no tax basis.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax was $723,000 for the three quarters ended September 29, 2019 compared with $41,000 for the three quarters ended September 30, 2018. This significant increase was due to the Company owning certain branches from the closing of the Merger until they were sold to franchisees or, in the case of California branches, to an independent third party.

Liquidity and Capital Resources

Our significant sources of liquidity are available cash and cash equivalents, operating activities, and borrowing capacity under our line of credit with BB&T.

At September 29, 2019, our current assets exceeded our current liabilities by approximately $21.9 million. Included in current assets is cash of approximately $1.5 million and accounts receivable of approximately $35.7 million. Included in current liabilities is our line of credit balance with BB&T of approximately $6.9 million and amounts due to franchisees of approximately $5.3 million. Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag behind employee pay – which is typically daily or weekly – our working capital requirements increase during growth periods.

We believe that our existing line of credit with BB&T for $30 million, with a $15 million sublimit for letters of credit, provides us with liquidity should we need it for strategic acquisition or other expenses. For a discussion of our credit facility with BB&T, and the related loan agreements, please refer to "Recent Developments - The Merger, the Name Change, and the Reincorporation in Delaware," which disclosure is incorporated herein by reference.

Operating Activities
Net cash used in operating activities was approximately $1.2 million for the three quarters ended September 29, 2019. Operating activity through the third quarter of 2019 included significant Merger-related SG&A expenses which contributed to a net loss from continuing operations of approximately $4.5 million and included an increase in accounts payable of approximately $12.7 million and an increase in prepaid workers' compensation of approximately $1.3 million. These uses were offset by an increase in other current liabilities of approximately $4.1 million and an increase in due to franchisees of approximately $4.7 million. Net cash provided by operating activities was approximately $326,000 for the three quarters ended September 30, 2018. Operating activity through the third quarter of 2018 included net income of approximately $4.9 million and an increase in accounts receivable of approximately $4.0 million.

Investing Activities
Net cash provided by investing activities was approximately $1.1 million for the three quarters ended September 29, 2019. This provision was largely related to activity in connection with the Merger. Net cash provided by investing activities was approximately $141,000 for the three quarters ended September 30, 2018. This was largely related to proceeds from the sale of property and equipment of approximately $560,000, which was offset by the purchase of property and equipment of approximately $314,000.

Financing Activities
Net cash used in financing activities was approximately $316,000 for the three quarters ended September 29, 2019. Financing activity through the third quarter of 2019 included the purchase of treasury stock of approximately $8.4 million, and a decrease in the amount due affiliates of approximately $5.5 million. These uses were offset by cash received for the effective issuance of common stock in connection with Merger of approximately $5.4 million and an increase in our line of credit of approximately $7.6 million. Net cash used in financing activities was approximately $241,000 for the three quarters ended September 30, 2018. This use of cash was due to net distributions to HQ, LLC members of approximately $4.3 million, which was offset by an increase in amounts due to affiliates and an increase in our line of credit of approximately $1.3 million.

Critical Accounting Policies

Accounts receivables and allowance for doubtful accounts
Accounts receivables consist of amounts due for labor services from customers of franchisees and of previously company-owned locations. At September 29, 2019, approximately 78% and 22% of our accounts receivables were due from franchisee-owned and previously company-owned locations, respectively. At December 31, 2018, approximately 99% and 1% of our accounts receivable were due from franchisee-owned and company-owned locations, respectively.

We own accounts receivable from labor services provided by franchisees. We charge accounts receivable that remain uncollected beyond 84 days after the invoice date back to the franchisee. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned locations, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on receivables generated by company-owned locations was approximately $362,000 and $-0- at September 29, 2019 and December 31, 2018, respectively.

Due (to) from franchisees
Due to franchisee primarily represents the amounts due the franchisee from franchise trade accounts receivable assigned to the Company, net of advances to franchisees and payment made on their behalf. Due from franchisee represents amounts owed from the franchisee in special situations where revenues did not exceed the related costs. Allowance for uncollectible amounts is based on management’s review of the balance, calculated on a consistent basis and represents the amounts deemed uncollectible and amounted to $25,000 as of both September 29, 2019 and December 31, 2018.

Property and equipment
Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the depreciable assets of five to thirty-nine years.

Expenditures for property and equipment which substantially increase useful lives are capitalized. Maintenance, repairs, and minor replacement are charged to expense when incurred.

Revenue Recognition
We account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Our revenue arises from royalties paid by our franchisees and service revenue consisting of interest we charge our franchisees on overdue accounts along with miscellaneous fees for optional services we provide. We invoice customers every week and generally do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

Revenue from franchise royalties is based on a percentage of sales generated by the franchisee and recognized at the time the underlying sales occur. We recognize revenue from interest on overdue accounts receivable related to franchisee sales when they age past forty-two days.

Use of estimates
The preparation of consolidated condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates and assumptions underlie our workers’ compensation claim liabilities, the allowance for doubtful accounts, and our deferred taxes.

Cash
For purposes of the statements of cash flows, the Company considers all highly liquid investments available for current use with a maturity of three months or less to be cash equivalents.

Fair Value Measures
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to 17 C.F.R. §229.305(e).

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures.
As of September 29, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 29, 2019, our disclosure controls and procedures were effective.

(b)  Changes in internal control over financial reporting.
On July 15, 2019, we completed the Merger with Command Center. In connection with this Merger, the internal controls and internal control over financial reporting framework of Legacy HQ and Command Center are being integrated.  Such integration has resulted in changes in our internal control over financial reporting (as described in Rule 13a-15(f) under the Exchange Act) that have materially affected our internal control over financial reporting.   Other than such changes that have and are expected to continue to result from such integration, there have not been any material changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

Internal Control over Financial Reporting of Legacy HQ
During the audit of Legacy HQ, a privately-held company, for the year ended December 31, 2018, Legacy HQ’s auditor identified deficiencies in Legacy HQ’s internal control over financial reporting that it considered material weaknesses with respect to staffing levels for the preparation of public company financial statements, audit adjustments required for multiple journal entries, insufficient footnote disclosure in certain instances, and, although expected for a company of Legacy HQ’s size, inadequate segregation of duties, provider oversight, and review control.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcomes of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

Investing in our securities involves risk. The following risk factors, the risk factors set forth on our most recent Annual Report on Form 10-K filed with the SEC on April 9, 2019, and all other information set forth in this Quarterly Report on Form 10-Q should be considered in evaluating our future prospects. If any of the events described below occur, our business, financial condition, results of operations, liquidity, or access to the capital markets could be materially and adversely affected.

We may not realize all of the anticipated benefits of the Merger
The success of the Merger will depend, in large part, on the ability of the combined company to realize the anticipated benefits from combining the businesses of Legacy HQ with Command Center. To realize the anticipated benefits, the combined company must successfully integrate the businesses. This integration has been, and will continue to be, complex and time-consuming.

Potential difficulties we may encounter include, among others:

●
unanticipated issues in integrating logistics, information, communications, and other systems;
●
integrating personnel from the two companies while maintaining focus on providing a consistent, high quality level of service;
●
unanticipated issues resulting from the completion of the transition of our branch-office network to franchised operations owned by multiple franchisees, including first-time business owners;
●
integrating complex systems, technology, networks, and other assets of the two companies in a seamless manner to minimize disruption to customers, employees, service providers, and other constituencies;

●
performance shortfalls as a result of diversion of management’s attention from day-to-day operations matters to integration matters;
●
potential unknown liabilities, liabilities that are significantly larger than anticipated, unforeseen expenses or delays associated with the Merger and the integration process;
●
unanticipated changes in applicable laws and regulations;
●
the impact on our internal controls and compliance with the regulatory requirements under the Sarbanes-Oxley Act of 2002, including, without limitation, any problems that arise as a result of integrating the accounting systems of a public and a private company; and
●
unanticipated complexities associated with managing the larger, combined business.

Some of these factors are outside of our control.

Converting our company-owned branches to franchises has multiple risks.
We believe that the franchise model is superior to the company-owned store model and offers many benefits. To that end, we converted the remaining company-owned branches to franchises in the third quarter of 2019. We will have less control over the day-to-day operations of the branches and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk. The new franchisees will need to adapt to a new operating model, a new IT system, and new business processes.

If we are a “personal holding company,” we may be required to pay personal holding company taxes, which would have an adverse effect on our cash flows, results of operations, and financial condition.
Under the Code, a corporation that is a “personal holding company” may be required to pay a personal holding company tax in addition to regular income taxes. A corporation generally is considered a personal holding company if (1) at any time during the last half of the taxable year more than 50% of the value of the corporation’s outstanding stock is owned, directly, indirectly, or constructively, by or for five or fewer individuals, the Ownership Test, and (2) at least 60% of the corporation’s “adjusted ordinary gross income” constitutes “personal holding company income", the Income Test. A corporation that is considered a personal holding company is required to pay a personal holding company tax at a rate equal to 20% of such corporation’s undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for U.S. federal income taxes and dividends paid.

We will likely satisfy the Ownership Test in 2019. However, we do not expect to satisfy the Income Test in 2019. Accordingly, we do not believe that we will be considered a personal holding company in 2019. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major shareholders, there can be no assurance that we will not be a personal holding company in 2019 or become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.
With the process of conversion of the Command Center branches to franchises in the third quarter, all of our branches are operated by franchisees which makes us dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. Our success also depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

Our franchisees could take action that could harm our business.
Our franchisees are contractually obligated to operate their branches in accordance with the operations standards set forth in our agreements with them and applicable laws. However, although we attempt to properly train and support all our franchisees, they are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their branches, and their core branch employees are not our employees. While we have the ability to enforce our franchise agreements, many of our franchisees’ actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support, and monitoring, franchisees may not successfully operate branches in a manner consistent with our standards and requirements or may not hire and adequately train qualified branch personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchisees’ branches or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, and our business, financial condition, or results of operations.

If we fail to identify, recruit, and contract with a sufficient number of qualified franchisees, our ability to open new branches and increase our revenues could be materially adversely affected.
The opening of additional branches and expansion into new markets depends, in part, upon the availability of prospective franchisees who meet our selection criteria. Many of our franchisees open and operate multiple branches, and part of our growth strategy requires us to identify, recruit and contract with new franchisees or rely on our existing franchisees to expand. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new branches, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenues and materially adversely affect our business, financial condition and results of operations.

Opening new branches in existing markets and aggressive development could cannibalize existing sales and may negatively affect sales at existing branches.
We intend to continue opening new franchised branches in our existing markets as a part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our branches varies by location, depending on a number of factors, including population density, area demographics and geography. As a result, the opening of a new branch in or near markets in which our franchisees’ branches already exist could adversely affect the sales of these existing franchised branches. Sales cannibalization between branches may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

A large number of our franchises are controlled by a small number of individuals.
A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Specifically, the branches we sold and converted to franchises on September 27, 2019 are controlled by a single individual via several affiliated entities. In addition, the Worlds Franchisees share significant common ownership with one another. If either of these ownership groups were to experience financial difficulty, we may experience a negative impact on our results of operations, liquidity, or financial condition.

We may engage in litigation with our franchisees.
Although we believe we generally enjoy a positive working relationship with our franchisees, the nature of the franchisor-franchisee relationship may give rise to litigation with our franchisees. While we do not engage in litigation with our franchisees in the ordinary course of business, it is possible that we may experience litigation with some of our franchisees in the future. We may engage in future litigation with franchisees to enforce our contractual indemnification rights if we are brought into a matter involving a third party due to the franchisee’s alleged acts or omissions. In addition, we may be subject to claims by our franchisees relating to our franchise disclosure document, including claims based on financial information contained in our franchise disclosure document. Engaging in such litigation may be costly and time-consuming and may distract management and materially adversely affect our relationships with franchisees and our ability to attract new franchisees. Any negative outcome of these or any other claims could materially adversely affect our results of operations as well as our ability to expand our franchise system and may damage our reputation and brands. Furthermore, existing and future franchise-related legislation could subject us to additional litigation risk in the event we terminate or fail to renew a franchise relationship.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.
As of November 11, 2019, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, in the aggregate, approximately 63% of our outstanding common stock. As a result, these stockholders acting together, may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
Upon the closing of the Merger, all of the ownership interests in Legacy HQ were converted into the right to receive a number of shares of our common stock representing 68% of the shares outstanding immediately after the Merger. During the quarter ended September 29, 2019, the Members of Legacy HQ received an aggregate of 9,939,668 shares of our common stock as Merger consideration. This issuance was exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
On June 26, 2019, in connection with the Merger, we commenced an issuer tender offer to purchase up to 1,500,000 shares of company common stock at a purchase price of $6.00 per share. Upon expiration of the tender offer on July 25, 2019, we accepted for purchase 1,394,821 shares, for an aggregate purchase price of approximately $8.4 million, excluding fees and expenses related to the offer.

Period	(a) Total number of shares (or units) purchased	(b) Average price paid per share (or unit)	(c) Total number of shares (or units) purchased as part of publicly announced plans or programs	(d) Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 – July 28, 2019	1,394,8211	$6.00	1,394,821	-
July 29 – August 25, 2019	-	-	-	-
August 26 – September 29, 2019	-	-	-	-
Total:	1,394,821	6.00	1,394,821	-

1 Purchased pursuant to publicly-announced tender offer. See Schedule TO filed with the SEC on May 17, 2019 and all amendments thereto.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1	Plan of Conversion, dated September 9, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
3.1	Articles of Amendment, filed on July 12, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2019).
3.2
Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).

3.3
Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).

3.4
Cover Sheet for Conversion of Business Entity and Articles of Conversion, as filed with the Secretary of State of Washington on September 11, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019) .

3.5	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.1
Employment Agreement among HQ LTS Corporation, the Company, and Richard Hermanns (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).

10.2
Employment Agreement among HQ LTS Corporation, the Company, and John D. McAnnar (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).

10.3
Loan Agreement, dated as of July 11, 2019, by and among Branch Banking and Trust Company, Command Center, Inc., Command Florida, LLC, Hire Quest, L.L.C., HQ LTS Corporation, HQ Real Property Corporation, HQ Insurance Corporation, HQ Financial Corporation and HQ Franchising Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2019).

10.4	Separation and Release of Claims Agreement, executed August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2019).
10.5	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.6	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.7	Addendum to Employment Agreement between the Company and Cory Smith (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.8	Consulting Agreement, dated as of July 15, 2019, by and between Command Center, Inc. and Dock Square HQ, LLC (filed herewith).
10.9	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (filed herewith).
10.10
Executive Employment Agreement, dated as of June 30, 2019, by and between the Company and Brendan Simaytis (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2019)

10.11
Consulting and Nondisclosure Agreement, dated as of June 30, 2019, by and between the Company and Brendan Simaytis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2019)

10.12	Form of Asset Purchase Agreement (filed herewith).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Cory Smith, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and Cory Smith, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Command Center, Inc.

/s/ Richard Hermanns	November 13, 2019
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	November 13, 2019
Cory Smith	Date
Chief Financial Officer