Form 10-K
period 2019-12-31
HireQuest, Inc.
filed 2020-03-30
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE YEAR ENDED: DECEMBER 31, 2019

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53088

HIREQUEST, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-2079472
(State of incorporation or organization)	(I.R.S. Employer Identification no.)

111 Springhall Drive, Goose Creek, SC, 29445
(Address of principal executive offices) (Zip code)

Registrant’s telephone number, including area code: (843) 723-7400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	HQI	The Nasdaq Stock Market LLC
Title of each class	Trading symbol(s)	Name of each exchange on which registered

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐ , an accelerated filer ☐ , a non-accelerated filer  ☑ , a smaller reporting company ☑ , or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the Registrant’s most recently completed second fiscal quarter was $5,737,000.

Number of shares of issuer's common stock outstanding at March 27, 2020 was 13,536,472.

Portions of the Registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2019.

HireQuest, Inc.
2019 Annual Report on Form 10-K

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2019 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; the impact of any global pandemic including the novel coronavirus disease ("COVID-19"); operating results; anticipated benefits of the merger with Command Center, Inc., or the conversion to the franchise model; intended office openings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the merger with Command Center, Inc.; disruptions to our technology network including computer systems and software; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

Any forward-looking statement made by us in this Annual Report on Form 10-K is based only on information currently available to us and speaks only as of the date on which it is made. The Company disclaims any obligation to update or revise any forward-looking statement, whether written or oral, that may be made from time to time, based on the occurrence of future events, the receipt of new information, or otherwise, except as required by law.

PART I

Item 1. Business

Our Company

HireQuest, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a Delaware corporation originally organized in Washington as Command Staffing, LLC in 2002. In 2005, Temporary Financial Services, Inc., a public company, acquired the assets of Command Staffing, LLC, and the combined entity changed its name to Command Center, Inc. On September 11, 2019, Command Center, Inc. reincorporated in Delaware and changed its name to Hire Quest, Inc. following its acquisition of Hire Quest Holdings, LLC (“Hire Quest Holdings,” and together with its subsidiary, Hire Quest, LLC, “Legacy HQ”).  This acquisition is sometimes referred to as the “Merger.” Hire Quest, LLC was formed as a Florida limited liability company in 2002. Hire Quest Holdings, LLC was formed as a Florida limited liability company in 2017.

Our common stock trades on the Nasdaq Market under the symbol “HQI.” Command Center previously traded on the Nasdaq Market under the symbol "CCNI."

More information about the Merger and other recent developments can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this Annual Report on Form 10-K under the heading “Recent Developments” which is incorporated herein by reference.

More information about us may be found at www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

Our Model

We are a nationwide franchisor of temporary staffing offices providing on-demand labor solutions primarily in the light industrial and blue-collar segments of the staffing industry. We provide our customers with seamless access to a contingent workforce whenever they need it. Our daily dispatch model, in which we match temporary employees with openings every day, allows us to be responsive to our customers’ dynamic needs. Our flexible staffing solutions permit our customers to focus on their underlying operations and to expand or contract their workforce quickly to meet fluctuating demands. We assist our employees in arranging transportation amongst themselves to ensure timely arrival of the right number of employees at the scheduled starting time. In addition, we pay our employees daily which attracts workers who cannot wait up to three weeks for their first paycheck under a traditional model.

Our revenue, which is largely comprised of royalty fees and interest on overdue accounts that we charge our franchisees, was $16.2 million in 2019. Our system-wide sales, which we define as sales at all office locations, whether owned and operated by us or by our franchisees, were $241.6 million. System-wide sales for 2019 include $227.7 million attributable to franchisee-owned offices and $13.9 million attributable to offices we owned for a portion of the year before selling them to franchisees. Currently all of our offices are franchised. We employed 67,000 temporary employees in 2019. At December 31, 2019, we had 147 franchisee-owned offices operating in 32 states and the District of Columbia.

Our franchisees operate through one of our two owned brands: HireQuest Direct and HireQuest. HireQuest Direct, which represents the great majority of our franchises, focuses on daily-work-daily-pay jobs in the construction and light industrial segments. HireQuest, focuses on longer-term staffing positions in the light industrial and administrative arenas.

On a net basis, we added 50 offices in 2019 (opening 60 and closing 10), most of them via the July 2019 Merger. We provide incentives to our existing franchisees, including assistance with start-up funding and acquisition costs, to encourage them to open in new markets. While staffing industry growth has outpaced overall economic and employment growth, the industry still employs only 2% of the United States’ non-farm workforce.1 We believe that the low percentage of the total workforce that is currently contingent, when combined with potential shifts towards a more contingent workforce in the overall economy, provides an opportunity for future organic growth.

Our differentiated services are driven by two key elements:

●
Local ownership and dedicated responsiveness. Our offices are franchisee-owned. We believe that ownership at the local level – where the vast majority of customer communication occurs – allows our organization to be agile and responsive to customer needs. Since our franchisees have personal financial stakes directly tied to the success of their offices, our customers interface with owners who are incentivized to deliver excellent customer service and resolve issues efficiently. Responsiveness promotes customer retention. Each franchisee is incentivized to acquire new business to help grow his or her personal income.

●
Direct dispatch from our offices. The majority of our employees are dispatched from our offices every day. This allows our franchisees and their staff to qualify the employees for work, provide them with any necessary personal protective equipment, assist our employees in arranging transportation amongst themselves, and ensure we deliver the right number of qualified individuals at the right time. We believe that employee dispatch from franchise offices increases consistency as our employees are sent to a particular jobsite without having to rely on potentially less reliable means of verification, such as telephone calls. Once we and our customers have developed a rapport with particular employees, we will sometimes dispatch these employees directly to a customer location.

1 American Staffing Association, Staffing Industry Statistics (published May 2019). Available at: https://americanstaffing.net/staffing-research-data/fact-sheets-analysis-staffing-industry-trends/staffing-industry-statistics/#tab:tbs_nav_item_1

Our Industry

Temporary Staffing

According to the American Staffing Association, the staffing and recruiting industry employed approximately 16 million people and accounted for $167 billion of sales in 2018.2 We focus primarily on the largest segment, light industrial and blue collar work, which accounts for roughly 37% of the temporary staffing industry.3

The on-demand labor industry has developed based on business needs for flexible staffing solutions. The industry provides contingent workforce solutions as an alternative to the costs and efforts that are required for recruiting, hiring and managing permanent employees. Many of the customers we target operate in a cyclical production environment and find it difficult to staff according to their changing business requirements. Companies also desire a way to maintain consistent staffing levels when full-time employees are absent due to illness, vacation, or unplanned terminations. On-demand labor offers customers the opportunity to respond immediately to changes in staffing needs, to reduce the costs associated with recruiting and interviewing, to eliminate unemployment and workers’ compensation exposure, and to draw from a larger pool of potential employees. We have found that staffing firms provide particular value in assisting customers with filling mundane or repetitive jobs, high turnover positions, staffing for project specific needs, and filling other short duration positions such as special events, disaster recovery, and seasonal jobs.

Historically, our business has been bolstered by declining unemployment rates as our customers find it more difficult and more expensive to recruit, interview, hire, and train qualified staff. As employers look for alternatives to combat these increasing costs and administrative burdens, opportunities arise for the temporary staffing industry. In addition, worker attitudes have changed from one which idealized extended tenure with a single employer to one which is more open to temporary or transient employment. This shift has increased the availability of temporary workers in the economy as a whole.

Government Regulation

As a large employer, we are subject to a significant number of employment laws at the state, federal, and local levels. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance, and laws relating to equal opportunity employment.  In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, paid sick leave, retirement savings programs, transportation benefits, application forms and background checks, and required notices to employees, among others. Regulatory compliance creates a barrier to entry to many would-be smaller competitors as they cannot profitably comply with the administrative burden of new and voluminous regulations.

In addition, fourteen states and the Federal Trade Commission impose pre-sale franchise registration or disclosure requirements on franchisors. A number of states also regulate substantive aspects of our relationship with our franchisees such as termination, nonrenewal, transfer, no-poach and non-competition provisions, discrimination among franchisees, and other aspects of the relationships between and with franchisees. Additional legislation, which we cannot predict, could expand these requirements imposed on us.

Working Capital Practices

Our working capital requirements, and the working capital requirements of our competition, are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag behind employee pay – which is typically daily or weekly – our working capital requirements increase as system-wide sales increase.

We obtain our working capital largely from cash produced by our daily operations. In addition, we have obtained a line of credit from Branch Bank & Trust Company, now called Truist Bank ("BB&T"), for $30 million with a $15 million sublimit for letters of credit. In our experience, it is common for staffing firms to utilize cash produced from operations along with credit facilities to finance working capital requirements.

2 Id.
3  American Staffing Association, Staffing Industry Statistics (published May 2019). Available at: https://americanstaffing.net/staffing-research-data/fact-sheets-analysis-staffing-industry-trends/staffing-industry-statistics/#tab:tbs_nav_item_0

Our Competitive Strengths

We attribute our success to the following strengths:

●
Nationwide footprint with differentiated business model. We believe we are one of the largest providers of on-demand temporary staffing solutions in the light industrial and blue-collar segments of the staffing industry measured by number of office locations. Our nationwide footprint allows us to compete for national account relationships when our competitors that are local or regional operators are simply too small. Our size also allows us to obtain favorable terms on our workers’ compensation insurance program. Our franchise model has many advantages as well. Most of our competitors utilize a company-owned office model in which the management of day-to-day interactions with customers is handled by individuals who do not have the incentives to succeed that comes only from ownership. On the other hand, our offices are owned and operated by franchisees whose personal financial success is directly tied to the success or failure of their local franchised office. The company-owned model typically requires significant investment in middle management. We largely avoid this expense because our franchisees are independent business owners responsible for their own financial well-being.

●
A franchise system with expansion capabilities. We incentivize our franchisees to expand their own businesses through our Franchise Expansion Incentive Program. Under this program, we offer assistance overcoming the startup costs of an office in a new metropolitan area by providing our existing franchisees with credits on the royalty fees they pay in their existing offices. Under certain circumstances, we will provide assistance in acquisition funding or financing. In addition, our Risk Management Incentive Program allows us to reward franchisees who are successful in keeping their workers' compensation loss ratios below certain thresholds by paying to franchisees an amount equivalent to a portion of their premiums. We believe that this incentivizes our franchisees to encourage workplace safety and provides successful franchisees with capital to reinvest in or expand their businesses.

●
Responsible capital allocation with very little debt. As of December 31, 2019, we were debt free. Financing our day-to-day needs with cash produced from operations allows us to continue building cash reserves which we can use, in addition to our line of credit with BB&T, to finance significant transactions such as major reinvestments in our business, strategic acquisitions, share buybacks, or stockholder dividends, depending on the opportunities that present themselves. Compared to company-owned offices, our franchise model allows us to employ relatively fewer full-time staff at our corporate headquarters decreasing the working capital needed for operations.

Our Growth Strategy

We believe there are opportunities to grow our business and brand. While the onset of COVID-19 has made the economic future unpredictable, we believe the following to be key components of our growth strategy:

●
Continue to grow the number of offices our franchisees operate. We believe attractive returns at the franchisee level should allow us to continue to attract new franchisees and encourage our existing franchisees to open new offices. In addition, we encourage our existing franchisees to explore new potential markets through our Franchise Expansion Incentive Program. When combined with the back-office support that we provide franchisees, we believe we are poised to expand into unserved or underserved markets like the Upper Midwestern United States.

●
Capitalize on our national footprint to grow same store and system-wide sales. We anticipate that our enhanced scale combined with our royalty business model will contribute to growth in our access to and profitability from national accounts. Traditionally, these larger national accounts have the leverage to impose lower margins on their temporary staffing providers. Our royalty-driven business model, in which we earn a percentage of gross billings or payroll funded regardless of margins, partially insulates stockholders from margin volatility inherent in the ownership of the traditional company-owned model for temporary staffing (although royalty revenue from our HireQuest business line depends in part on the gross margin of the franchisee). In addition, we have a strategic relationship with Dock Square HQ, LLC, an entity with connections at many of the largest users of temporary staffing in the country, which increases the prospects of introduction to the decision makers at these traditionally harder-to-reach potential customers.

●
Increase our brand awareness. As we continue to develop new markets and to serve our existing markets, we expect our brand to become more recognizable and a greater asset to us in driving repeat customers, encouraging customers to expand their use of our services across multiple markets, and increasing new customer development.

 Our Offices

We had 147 offices located in 32 states and the District of Columbia as of December 31, 2019. All were franchised. The map below provides the number of offices we had in each state on December 31, 2019.

Number of Offices By State
December 31, 2019

We have a strong concentration of offices in established and emerging regions such as the Southeast, Texas, Colorado, and Washington. These regional office concentrations allow for greater local brand recognition and ease of oversight in those regions while we continue to add offices in unserved and underserved communities. These concentrations also allow us to better recognize local and regional market trends and to centralize our administrative functions. Since January 1, 2020, our franchisees have closed or consolidated a small number of offices. These were largely satellite offices or in markets already served by another office. Accordingly, we do not expect these closures to materially impact our revenue.

We encourage our franchisees to locate in areas with access to public transportation and major thoroughfares. Such locations facilitate employee ease in reaching the office and increase their ability to efficiently get to their work assignments. We also encourage our franchisees to locate offices in areas between 1,000 and 1,500 square feet. Most of our offices are located near areas of concentrated construction or major manufacturing and industrial sites.

Our Franchise Program

Our franchised offices are a key component of our success. We urge our franchisees to customize their services according to the unique opportunities and assets presented by each of their offices, while also leveraging the overall size of the organization when possible. This approach allows for each office to have a unique blend of customers and emphases while also reducing overhead costs, improving economies of scale, establishing procedural uniformity and controls, and creating a predictable internal environment for temporary employees.

A typical franchised office location is managed by an owner with the assistance of in-office personnel. Many offices hire business development staff to help drive business to the offices. We provide advice and guidance from our corporate headquarters.

Franchising Strategy

As of December 31, 2019, there were 147 franchised HireQuest and HireQuest Direct offices operated by 57 franchisees. 29.3% of our franchisees owned multiple offices. Our largest franchisee owned 13 offices, and 17.2% of our franchisees owned more than 5 offices. One individual owned significant interests in 6 franchisees that operated 27 offices. 20 of our franchisees were Worlds Franchisees, those franchisees that share common ownership with significant stockholders, directors, and officers of the Company. The Worlds Franchisees operated 57 offices as of December 31, 2019.

Our approach to the franchise model creates what we believe to be superior office-level economics. We finance many of the initial working capital needs of our franchisees, including costs of new office openings, through our ownership of franchisee accounts receivable which we acquire through our franchise agreements. This is a relatively inexpensive source of capital for our franchisees and allows them to expand more freely. In addition, our Risk Management Incentive Program lowers the effective cost of workers’ compensation insurance at the franchisee level – a significant expense for many of our competitors. Through the Risk Management Incentive Program, we pay franchisees who keep their workers’ compensation loss ratios below a specific loss threshold an amount equivalent to a portion of the premium they pay for workers’ compensation coverage. We thereby eliminate for our franchisees two of the strongest barriers to entry: financing and workers’ compensation, and enable potentially higher operating margins at the office level.

Franchise Agreements

For each metropolitan area in which we have an office, we enter into a franchise agreement with standard terms and conditions. Our franchisees are granted the exclusive right to operate their chosen brand, either HireQuest or HireQuest Direct, in their protected territory. Typically, a protected territory corresponds with the metropolitan statistical area where the office is located. We also grant a franchisee a three-year right of first refusal on opening an office using the other brand in that same protected territory.

On December 31, 2019, our franchisees operated under 88 executed franchise agreements. Our franchise agreements grant us the right to charge a royalty fee of between 6% and 8%, depending on sales volume, on the gross sales of our HireQuest Direct franchisees. For our HireQuest business line, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory.

Our typical franchise agreement has a term of five years. We own the accounts receivable of our franchisees pursuant to the franchise agreements. We collect these and, after subtracting our royalty fees, payroll and taxes funded for temporary employees, interest on overdue accounts, and other fees and costs, we remit the remainder to our franchisees. Our franchisees also gain access to our proprietary software, HQ Webconnect, which we update regularly through a dedicated staff of developers. Finally, in states that do not require participation in a state-run policy, our franchisees gain access to our workers’ compensation policy. By entering a franchise agreement with us, our owner/operators remove some of the most significant barriers to entry in our industry – payroll funding and dedicated software, in addition to the workers’ compensation insurance premium benefits, and startup cost assistance discussed above.

The table below displays the number of franchise agreements scheduled to renew each year:

Year	Renewals
2020	6
2021	9
2022	13
2023	12
2024	42
2029	6

The large number of renewals in 2024 arose because of the significant number of new franchisees we added in 2019 as a result of the Merger.

Franchisees receive initial and ongoing training in our proven methods of operation. We provide support personnel on an as-needed basis to our franchisees. We have a comprehensive brand standards manual which explains our policies on key operational, financial, and regulatory compliance issues. Under the franchise agreement, beneficial owners of our franchisees guaranty all debts and obligations of the franchise to us. Still, we have less control over a franchisee’s operations than we would if we owned and operated an office ourselves.

Our Employees

Temporary Employees

Our temporary employees are also a key component of our success. They perform the services we provide. Hire Quest, LLC, our wholly-owned subsidiary, is the employer of record of all of our temporary employees. In 2019, we employed approximately 67,000 temporary employees and issued approximately 1.4 million paychecks. The vast majority of these payments were made via electronic paycard. We anticipate these numbers to be larger in 2020 as we will operate for a full year with the legacy Command Center offices and their corresponding employees under the HireQuest umbrella. Given the nature of temporary employment, it is difficult for us to determine the exact number of full time employees on a given day, however, 451 temporary employees worked at least 2,000 hours in 2019.

These temporary employees served thousands of customers, primarily in the construction, industrial/manufacturing, warehousing, disaster recovery, hospitality, and recycling/waste management industries. Our customers range in size from small businesses to large corporate enterprises. Most of our work assignments are short-term, and many are filled on little advance notice from customers.

We continuously recruit temporary staff so we can respond to customer needs quickly. We attract our employees through various means, including in-person recruitment, online resources, cell phone texting services, our large and ever-growing internal database, job fairs, word-of-mouth, advertisements, and a number of other methods. Our success is dependent, in part, on our ability to attract and retain temporary employees. To that end, we have implemented a robust health insurance program giving qualifying temporary employees a list of plans to choose from.

We remain committed to worker safety. We regularly provide safety and skills training. We also aggressively manage our workers' compensation program to identify trends in injuries and limit our losses and exposure. Through our Risk Management Incentive Program, our franchisees are incentivized to ensure safe working environments and to achieve quick resolutions of workers' compensation claims when they do arise.

Corporate Employees

In addition to the temporary staff, we employ approximately fifty corporate employees through HQ LTS Corporation, our wholly-owned subsidiary. Most of these individuals were employed at our corporate headquarters in Goose Creek, South Carolina. The vast majority of these employees are full-time. These employees provide back office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	56	President, Chief Executive Officer, and Chairman of the Board
John D. McAnnar	37	Vice President, Secretary, and General Counsel
Cory Smith	43	Treasurer and Chief Financial Officer

Richard Hermanns has served as President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. since the Merger. Mr. Hermanns has nearly thirty years of experience in the temporary staffing industry. He has served as Chief Executive Officer and Secretary of Hire Quest, LLC, now a wholly-owned subsidiary of HireQuest, Inc., since the company’s founding in 2002. He served in the same capacities for predecessor entities since July 1991. He is also Chairman of the Board of Directors and President of Hirequest Insurance Company and has been since its founding in 2010. He has been Chief Executive Officer of Hire Quest Financial, LLC since its founding in 2006. Together with Edward Jackson, Mr. Hermanns owns a majority stake in Bass Underwriters, Inc., a large managing general insurance agent. Prior to founding Hire Quest and its related entities, Mr. Hermanns served as Chief Financial Officer of Outsource International, and as an Assistant Vice President for NCNB National Bank (now Bank of America). Mr. Hermanns obtained his Bachelor of Science degree in Economics and Finance from Barry University, and his Masters of Business Administration in Finance from the University of Southern California. Mr. Hermanns is also active in the charitable realm. Among his charitable pursuits, he founded the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a more sustainable way.

John D. McAnnar is the General Counsel, Vice President, and Secretary of HireQuest, Inc. He has served as General Counsel and Vice President for HireQuest, LLC, now a wholly-owned subsidiary of HireQuest, Inc., since 2014. He manages a broad range of legal affairs in the securities, employment, construction, insurance, finance, workers' compensation, intellectual property, and other realms. He previously served in the litigation departments of Carmody MacDonald, P.C. and Armstrong Teasdale, LLP, where he focused on complex commercial litigation, corporate, and employment law. Mr. McAnnar is an adjunct professor at the Charleston School of Law. He co-founded ArchCity Defenders, Inc., a non-profit organization in St. Louis, Missouri, that led the push for change in Missouri’s municipal court system following the Ferguson unrest. For this work, Mr. McAnnar has received awards including the National Legal Aid & Defenders Association New Leaders in Advocacy Award, the Ina M. Boon Social Justice Award, and many others. He served on St. Louis Mayor Francis Slay’s Vanguard Cabinet and was a Commissioner on the St. Louis Developmental Disability Resources Commission, a body that oversaw millions of dollars of taxpayer funds. John graduated magna cum laude from the St. Louis University School of Law, where he was inducted into the Alpha Sigma Nu Jesuit Honor Society and the Order of the Woolsack. He graduated cum laude from the University of Pittsburgh with a Bachelor of Arts degree.

Cory Smith is the Treasurer and Chief Financial Officer of HireQuest, Inc. He was appointed as Command Center’s Chief Financial Officer on July 22, 2017. Mr. Smith was previously employed by Command Center from 2010 through 2015, serving as Controller during the final two years of his tenure.  Before rejoining Command Center, he was employed by Southeast Staffing beginning in 2015, where he served as the Vice President of Finance. From 2005 to 2010, Mr. Smith worked as a Certified Public Accountant, primarily performing attestation work. Mr. Smith graduated cum laude from Lewis-Clark College with a Bachelor of Science in Business Administration.

Our Competition

The manual labor sector of the on-demand labor industry is largely fragmented and highly competitive, with relatively low barriers to entry aside from payroll funding, workers’ compensation premiums, and startup costs. No single staffing company dominates the industry. Our competitors range in size from small, local or regional operators with five or fewer locations to large, multi-national companies with hundreds of locations. Our strongest competition in any market comes from companies that have established long-lasting relationships with their clients. Competition in the industry tends to track the overall strength of the economy and trends in workforce flexibility. As the economy grows, the number of competitors generally increases.

The primary competitive factors in our market segments include price, the ability to timely provide the requested workers, and success in meeting customer expectations. Secondary factors include name recognition, established reputation, and customer relationships. Businesses operating in these segments of the on-demand labor industry require access to significant working capital to pay temporary employees, particularly in the spring and summer when seasonal staffing requirements are highest, and to fund workers' compensation premiums or claims. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers. A second barrier to entry is an affordable workers’ compensation policy. Small entrants usually do not have the scale necessary to secure a policy on terms similar to ours. Regulatory compliance is becoming more burdensome, particularly for smaller firms that cannot profitably comply with the increasing number of federal, state, and local employment laws and regulations.

We also face increasing competition from “gig-economy” companies who are attempting to monetize the temporary staffing industry through smartphone applications. We believe these apps, however, will not be a major source of successful competition in the commoditized section of the labor spectrum where we specialize. The apps, which operate on a broad-blast, first-come-first-served basis, often result in too many or too few workers arriving at a jobsite as well as other problems such as improper personal protective equipment or employees arriving at a jobsite unwilling or unable to perform the assigned tasks. In contrast, our direct dispatch model allows us to screen employees’ readiness for work every day, assist with arranging transportation to and from jobsites, and match employees with company-provided personal protective equipment before they leave the office.

Our Cyclicality and Seasonality

The temporary staffing industry has historically been cyclical. Success tends to track the economy. When our franchisees’ customers expect to have long-term permanent needs, they tend to increase their use of temporary employees. Our revenue tends to increase as the economy expands. During economic downturns, our revenue tends to diminish.

Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by temporary employees are outdoors and generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during fall and through winter. In addition, demand by industrial customers tends to slow after the holiday season and pick up again in the third and fourth quarters – peaking in the third quarter. Our exposure to seasonality is tempered, in part, by our strong presence in the Southern United States. Seasonal fluctuations are typically less pronounced in the more temperate parts of the United States, where many of our franchised offices are located. Fluctuations in seasonal business affect financial performance from period to period. Severe weather in a location for prolonged periods has the potential to impair business within those geographies, given the outdoor nature of many of its assignments. However, natural disasters also sometimes lead to additional assignments in the disaster recovery industry.

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “The Right People at the Right Time,” and all of our stylized logos. We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements.

We have developed and own our proprietary software, HQ Webconnect, to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing, and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, trends in customers, to root out potential fraud, and to examine other vital metrics efficiently. We believe that our software facilitates customer interaction, allowing for online bill payment, invoice review, and other important functions. Because we developed a proprietary system and have a dedicated IT development staff, we constantly refine our software based on feedback from franchisees, customers, and employees. We license the use of our software to franchisees via our franchise agreements. The system is not patented. We have invested in off-site back-up and storage systems that we believe provide reasonable protections for our electronic information systems against breakdowns as well as other disruptions and unauthorized intrusions.

We rely on common law protection of our copyrighted works. These works include advertising and marketing materials and other items that are not material to our business. We license some intellectual property from third parties for use in our corporate headquarters, but such licenses are not material to our business.

Our Organizational Structure

HireQuest, Inc. is a holding company. It is the corporate parent of a series of wholly-owned subsidiaries including: (1) HQ LTS Corporation, which employs the staff of our corporate headquarters; (2) HQ Financial Corporation, which provides financing and related services to our franchisees; (3) Hire Quest, LLC, which is the employer of record of our temporary employees; (4) HQ Franchising Corporation, which assuming all proper regulatory approval, is expected to become the franchisor of HireQuest and HireQuest Direct franchises in 2020; (5) HQ Real Property Corporation, which, as of December 31, 2019, owns our corporate headquarters and two adjacent parcels of real property; and (6) HQ Insurance Corporation, which currently has no operations but may serve a role related to our workers' compensation program in the future.

Organization as of December 31, 2019

In addition, Command Center had two wholly-owned subsidiaries which we dissolved in December 2019: (1) Command Florida, LLC, and (2) ComStaff Transport, Inc. Command Florida facilitated the Merger and served no ongoing purpose. ComStaff had no operations in 2019 or 2018.

We underwent the following significant changes in 2019: (1) we completed the Merger between Legacy HQ and Command Center and subsequently reincorporated in Delaware, (2) in connection with the Merger, we entered into a new credit facility; (3) we entered into a consulting agreement with Dock Square HQ, LLC, (4) we converted all of the Command Center company-owned offices, acquired during the Merger, to our franchise model, and (5) we exited the California market for strategic reasons. For more information on these transactions, please see Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations under the heading “Recent Developments” which is incorporated herein by reference.

Our Securities Exchange Act Reports

We maintain a website at the following address: www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available on our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and Section 16 filings by our officers, directors and 10% stockholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

Our common stock value and our business, results of operations, cash flows, and financial condition are subject to various risks, including, but not limited to, those set forth below. If any of these risks actually occur, our common stock, business, results of operations, cash flows, and financial condition could be materially adversely affected. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock. These risk factors should be carefully considered together with the other information in this Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Fluctuations in general economic conditions, including those caused by the novel coronavirus disease ("COVID-19"), may significantly impact demand for our services, system-wide sales, and profitability.
The demand for temporary staffing is highly dependent upon the state of the economy and upon the workforce needs of our clients, which creates uncertainty and volatility. National and global economic activity can be slowed by many factors, including the economic impact of COVID-19, fluctuating markets and interest rates and global trade uncertainties. As economic activity slows, companies tend to reduce their use of temporary workers and reduce their recruitment of new employees, and permanent full-time and part-time workers are generally inclined to work more hours and overtime, resulting in fewer available vacancies and less demand for our services. Significant declines in demand of any region or industry in which we have a major presence may severely reduce the demand for our services and thereby significantly decrease our revenue and profits. Deterioration in economic conditions or the financial or credit markets could also have an adverse impact on our clients’ ability to pay for services we have already provided.

It is difficult for us to forecast future demand for our services due to the inherent uncertainty in forecasting the direction and strength of economic cycles and the project nature of our staffing assignments. The uncertainty can be exacerbated by volatile economic conditions, which may cause clients to reduce or defer projects for which they utilize our services. The negative impact to our business can occur before a decline in economic activity is seen in the broader economy. When it is difficult for us to accurately forecast future demand, we may not be able to determine the optimal level of personnel and investment necessary to profitably take advantage of growth opportunities.

The coronavirus pandemic is an emerging serious threat to health and economic wellbeing affecting our franchisees, employees, customers and the overall economy.
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the disease. Since March 13, several state and local authorities have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop. There has been widespread infection in the United States and abroad, with the potential for catastrophic impact on human lives, including those of our franchisees and employees, and the economy as a whole, including our customers. In addition to the actions described above, national, state, and local authorities have recommended social distancing and imposed or are considering quarantine and isolation measures on large portions of the population and additional mandatory business closures. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected long term. But the likely overall economic impact of the pandemic is viewed as highly negative to the general economy. Already, the COVID-19 outbreak has begun to negatively impact our operations and revenue as well as those of our franchisees. We expect the effects to become more acute in the next few months. It is possible that a number of our offices may be forced to close. To date, our franchisees have closed or consolidated a small number of offices at least, in part, due to the potential financial impacts of COVID-19. Some of our franchisees may experience economic hardship or even failure. We may be classified as a non-essential business in some or all of the jurisdictions that impose a ban on non-essential businesses. If that were to occur, we may be forced to temporarily or permanently close offices in those jurisdictions. Our customers may choose to voluntarily close their worksites. Already, we have witnessed a significant drop in the amount of hospitality, event service, and catering business that we do. We may experience a shortage of temporary employees as a result of the spread of the disease.

Any of the above factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration of any such impacts cannot be predicted.

We may be unable to attract sufficient qualified candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, the health of our workforce, and the associated wages and other benefits. We have experienced shortages of qualified candidates and we may experience such shortages in the future due to a number of factors including, without limitation, as a result of the COVID-19 pandemic. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business.

We are vulnerable to seasonal fluctuations with lower demand in the fall and winter months.
Royalty fees generated from office sales in markets subject to seasonal fluctuations will be less stable and may be lower than in other markets. Locating offices in highly seasonal markets involves higher risks. Individual franchisee revenue can fluctuate significantly on both a quarter over quarter and year over year basis thereby impacting our royalty and service revenue, depending on the local economic conditions and need for temporary labor services in the local economy. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months. To the extent that seasonal fluctuations become more pronounced, our royalty fees could fluctuate materially from period to period.

We are critically dependent on workers’ compensation insurance coverage at commercially reasonable terms, and unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
We employ workers for whom we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chubb/Ace American. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. We currently collateralize our policies largely with a letter of credit from Branch Banking and Trust Company, now Truist Bank (“BB&T”). If we no longer had access to that collateral, we could not be certain we would be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies would be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available to us in a timely manner or at all. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

We are responsible for a significant portion of expected losses under our workers’ compensation program. Unexpected changes in claim trends, including the severity and frequency of claims, changes in state laws regarding benefit levels and allowable claims, actuarial estimates, or medical cost inflation, could result in costs that are significantly higher. There can be no assurance that we will be able to increase the fees charged to our clients in a timely manner and in a sufficient amount to cover increased costs as a result of any changes in claims-related liabilities.

Our efforts to actively manage the safety of our temporary workers and actively control costs with internal staff and our network of workers’ compensation related service providers may not be sufficient to prevent material increases to our workers’ compensation costs.

We are dependent on a small number of individuals who constitute our current management.
We are highly dependent on the services of our senior management team and other key employees at our corporate headquarters and on our franchisees’ ability to recruit, retain, and motivate key employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees including, without limitation, as a result of the COVID-19 pandemic, could adversely affect our and our franchisees’ operating efficiency and financial condition. In addition, our growth strategy may place strains on our management who may become distracted from day-to-day duties.

Our industry is subject to extensive government regulation and the imposition of additional regulations, which could materially harm our future earnings.
Our workforce solutions are subject to extensive government regulation. In particular, we are subject to a significant number of employment laws due to our being a large employer. Additionally, there are state and federal rules regarding disclosure requirements to potential franchisees and regulations regarding our relationship with existing franchisees. The cost to comply, and any inability to comply with government regulation, could have a material adverse effect on our business and financial results. Increases or changes in government regulation of the workplace or of the employer-employee relationship, or judicial or administrative proceedings related to such regulation, could materially harm our business.

We offer our qualifying temporary workers government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (collectively, the “ACA”). We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the ACA or changed interpretations of our obligations under the ACA.

Recently, Congress enacted the Families First Coronavirus Response Act which, among other things, requires certain employers under certain circumstances to pay their employees emergency paid sick leave and pay further leave under an extension of the Family Medical Leave Act. It is possible that the payments required by this law will have a significant negative impact on many of our franchisees. We cannot predict whether Congress will enact additional legislation in response to COVID-19 or whether additional legislation will impact us and our franchisees positively or negatively.

We may incur employment related claims or other types of claims and costs that could materially harm our business.
We are in the business of employing people in the workplaces of our clients. We incur a risk of liability for claims for personal injury, wage and hour violations, immigration, discrimination, harassment, and other liabilities arising from the actions of our clients and/or temporary workers. Some or all of these claims may give rise to negative publicity, litigation, settlements, or investigations. As a result, we may incur costs, charges or other material adverse impacts on our financial statements.

We maintain insurance with respect to some potential claims and costs with deductibles. We cannot be certain that our insurance will be available, or if available, will be of a sufficient amount or scope to cover claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all, or that our insurance providers will be able to pay claims we make under such policies.

We operate in a highly competitive industry and may be unable to retain clients or market share.
Our industry is highly competitive and rapidly innovating. We compete in national, regional and local markets with full-service and specialized temporary staffing companies. Our competitors offer a variety of flexible workforce solutions. Therefore, there is no assurance that we will be able to retain clients or market share in the future, nor can there be any assurance that we will, in light of competitive pressures, be able to remain profitable or maintain our current profit margins.

If we fail successfully to implement our growth strategy, which includes new office development by existing and new franchisees, our ability to increase our revenue and operating profits could be adversely affected.
Portions of our growth strategy rely on new office development by existing and new franchisees. Our franchisees may face many challenges in opening new offices including:

●
Availability and cost of financing;
●
Negotiation of acceptable lease and financing terms;
●
Trends in the overall and local economy of the target market;
●
Recruitment, training, and retention of qualified core staff and temporary personnel; and
●
General economic and business conditions (including those resulting from the effects of the coronavirus global pandemic (COVID-19)).

These factors are outside of our control and could hinder our franchisees from opening new offices or expanding existing ones. This could prevent us from successfully implementing our growth strategy.

Changes in our industry could place strains on our management, employees, information systems, and internal controls, which may adversely impact our business.
Changes in the temporary staffing industry and how our customers utilize, order, and pay for temporary staffing services, particularly through new and innovative uses of technology, may place significant demands on our administrative, operational, financial, and other resources or require us to obtain different or additional resources. Any failure to respond to or manage such changes effectively could adversely affect our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial, and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities, and divert management attention, and we may not realize a return on our investment in these changes.

The loss of or damage to key relationships, including with Dock Square, may adversely affect the Company’s business.
The Company’s business is dependent on its relationships with clients and collaboration partners. On July 15, 2019, the Company entered into a consulting arrangement with Dock Square HQ, LLC (“Dock Square”), an organization with connections at many of the largest users of temporary staffing in the country. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with existing customers of the Company in return for which it is eligible to receive unregistered shares of the Company’s common stock, subject to certain performance metrics and vesting terms. The loss of or damage to the Company’s consulting arrangement with Dock Square may adversely affect the Company’s business and revenue.

Shifts in attitudes towards contingent workforces could negatively impact our results of operations and financial condition.
Attitudes and beliefs about contingent workforces could change such that our customers no longer desire to utilize our services. If this occurs, it could negatively impact our financial condition and results of operations. Such a shift could also make it challenging or impossible for us to successfully implement our growth strategies.

Difficult political or market conditions, natural disasters, global pandemics, or other unpredictable matters could affect our business in many ways including by reducing the amount of available temporary employees, reducing the amount of customer projects, or harming the overall economy which could materially reduce our revenue, earnings and cash flow and adversely affect our financial condition.
Our business is linked to conditions in the overall economy, such as those impacting the ability of our customers to obtain financing, the availability of temporary employees, changes in laws, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and pandemics. In particular, the recent outbreak of COVID-19 could materially affect our business to the extent it affects the economy overall, negatively impacts the industries our customers are in, or infects a large number of temporary employees removing them from the available worker pool. These factors are unpredictable and outside of our control. They may affect the level and volatility of securities prices and the liquidity and value of investments, including investments in our common stock.

Our credit facility contains operating and financial covenants that may restrict our business and financing activities.
On July 11, 2019, in connection with the Merger, we, along with our subsidiaries, entered into a loan agreement with BB&T for a $30 million line of credit with a $15 million sublimit for letters of credit. The loan agreement and other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The loan agreement also requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00.

 The agreements limit, among other things, our ability to:

●
Sell, lease, license, or otherwise dispose of assets;
●
Undergo a change in control;
●
Consolidate and merge with other entities; or
●
Create, incur, or assume liens, debt, and other encumbrances.

The operating and other restrictions and covenants in the agreements and in any future financing arrangement that we may enter into, may restrict our ability to finance our operations, engage in certain business activities, or expand or fully pursue our business strategies, or otherwise limit our discretion to manage our business. Our ability to comply with these restrictions and covenants may be affected by events beyond our control, and we may not be able to meet those restrictions and covenants. A breach of any of the restrictions and covenants could result in a default under our agreements which could cause any outstanding indebtedness under the agreements or under any future financing arrangements to become immediately due and payable, and result in the termination of commitments to extend further credit.

The phase-out of the London Interbank Offered Rate (“LIBOR”), or the replacement of LIBOR with a different reference rate, may adversely affect interest rates.
Borrowings under our credit facility bear interest at rates determined using LIBOR as the reference rate. On July 27, 2017, the Financial Conduct Authority (the authority that regulates LIBOR) announced that it would phase-out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021, or if alternative rates or benchmarks will be adopted, and currently it appears highly likely that LIBOR will be discontinued or substantially modified by 2021. Changes in the method of calculating LIBOR, or the replacement of LIBOR with an alternative rate or benchmark, may adversely affect interest rates and result in higher borrowing costs. This could materially and adversely affect our results of operations, cash flows, and liquidity. We cannot predict the effect of the potential changes to LIBOR or the establishment and use of alternative rates or benchmarks. Furthermore, we may need to renegotiate our revolving credit facility or incur other indebtedness, and changes in the method of calculating LIBOR, or the use of an alternative rate or benchmark, may negatively impact the terms of such indebtedness.

Risks Related to Our Franchisees and Business Model

Converting our company-owned offices to franchises has multiple risks.
We believe that the franchise model is superior to the company-owned store model. To that end, we converted the remaining company-owned offices to franchises in the third quarter of 2019. However, we will have less control over the day-to-day operations of the offices and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk. In addition, the new franchisees will need to adapt to a new operating model, a new IT system, and new business processes.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.
With all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate (including as a result of the global pandemic caused by COVID-19) such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

Our franchisees could take action that could harm our business.
Our franchisees are contractually obligated to operate their offices in accordance with the operations standards set forth in our agreements with them and applicable laws. However, although we attempt to properly train and support all our franchisees, they are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their offices, and their core office employees are not our employees. While we have the ability to enforce our franchise agreements, many of our franchisees’ actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved locations, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support, and monitoring, franchisees may not successfully operate offices in a manner consistent with our standards and requirements or may not hire and adequately train qualified office personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchisees’ offices or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, and our business, financial condition, or results of operations.

If we fail to identify, recruit, and contract with a sufficient number of qualified franchisees, our ability to open new offices and increase our revenue could be materially adversely affected.
The opening of additional offices and expansion into new markets depends, in part, upon the availability of prospective franchisees who meet our selection criteria. Many of our franchisees open and operate multiple offices, and part of our growth strategy requires us to identify, recruit and contract with new franchisees or rely on our existing franchisees to expand. We may not be able to identify, recruit or contract with suitable franchisees in our target markets on a timely basis or at all. If we are unable to recruit suitable franchisees or if franchisees are unable or unwilling to open new offices, our growth may be slower than anticipated, which could materially adversely affect our ability to increase our revenue and materially adversely affect our business, financial condition and results of operations.

Opening new offices in existing markets and aggressive development could cannibalize existing sales and may negatively affect sales at existing offices.
We intend to continue opening new franchised offices in our existing markets as a part of our growth strategy. Expansion in existing markets may be affected by local economic and market conditions. Further, the customer target area of our offices varies by location, depending on a number of factors, including population density, area demographics and geography. As a result, the opening of a new office in or near markets in which our franchisees’ offices already exist could adversely affect the sales of these existing franchised offices. Sales cannibalization between offices may become significant in the future as we continue to expand our operations and could affect sales growth, which could, in turn, materially adversely affect our business, financial condition or results of operations. There can be no assurance that sales cannibalization will not occur or become more significant in the future as we increase our presence in existing markets.

A large number of our franchises are controlled by a small number of individuals.
A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Specifically, the offices we sold and converted to franchises on September 27, 2019 are controlled by a single individual via several affiliated entities. In addition, the franchisees we refer to as the "Worlds Franchisees" share significant common ownership with one another and with us. If either of these ownership groups, or any of our other relatively large ownership groups, were to experience financial difficulty, reduced sales volume, or close, we may experience a negative impact on our results of operations, liquidity, or financial condition.

Our results of operations may be significantly affected by the ability of certain franchisees to repay their loans to us.
Lending money to our franchisees for startup costs and short-term funding is an essential part of our business. While most of our franchisees have historically repaid their loans to us, for various reasons, a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. The risk of non-payment is affected, among other things, by:

●
The overall condition and results of operations of the particular franchise;
●
Changes in economic conditions that impact specific franchisees, our industry, or the overall economy;
●
The amount and duration of the loan;
●
Credit risks of a particular borrower; and
●
In terms of collateral, the value of the franchised business and any individual guarantee we have or have not obtained.

Our franchisees’ ability to repay their loans usually depends upon their successful operation of their business and income stream. Loans we extend to franchisees to finance their purchase of a new branch typically are our largest and riskiest loans; however, given their historical role in driving growth in our overall size and revenue streams, we intend to continue those lending efforts. At December 31, 2019, our loans receivable from franchisees and from the party to whom we sold the California offices constituted 24.2% of our assets. We extended for us unprecedented levels of purchase financing loans in 2019 in connection with the Merger and subsequent sales and conversions of company-owned offices to franchises. If our franchisees do not repay these loans, it may negatively impact our overall financial condition and results of operations.

We may have improperly balanced the costs and benefits related to our Franchise Expansion Incentive Program.
Through our Franchise Expansion Incentive Program, we have agreed, under certain circumstances, to provide certain franchisees with credits to their royalty fees, financing assistance, or acquisition funding. If the new offices which are funded in whole or in part by this program fail or underperform, we may suffer financially, and it may have an adverse impact on our results of operations, liquidity, or financial condition.

We may have improperly balanced the costs and benefits related to our Risk Management Incentive Program.
Through our Risk Management Incentive Program, we have agreed, under certain circumstances, to provide certain payments to our franchisees. The program is designed to incentivize our franchisees to achieve certain loss ratio thresholds for workers’ compensation insurance. If more franchisees than anticipated achieved these thresholds, or franchisees significantly exceeded our expectations with respect the workers’ compensation claims history, we may be required to pay more than we have anticipated pursuant to our Risk Management Incentive Program which may negatively impact our results of operations, liquidity, or financial condition.

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

Risks Related to the Merger and Our Organizational Structure

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
●
Unanticipated issues resulting from the completion of the transition of our owned-office network to franchised operations owned by multiple franchisees, including first-time business owners;
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

These factors could contribute to us not fully achieving the anticipated benefits of the Merger, which could adversely affect our results of operations.

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

We will likely satisfy the Ownership Test for the 2019 tax year. However, we do not expect to satisfy the Income Test in 2019. Accordingly, we do not believe that we will be considered a personal holding company for the 2019 tax year. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not be a personal holding company for the 2019 tax year or become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

We have identified a material weakness in our internal control over financial reporting which may adversely affect the accuracy and reliability of our financial statements, and our reputation, business and the price of our common stock, as well as lead to a loss of investor confidence in us.
As described under Item 9A. "Controls and Procedures" below, management has concluded that a material weakness in our internal control over financial reporting existed as of December 31, 2019 and, accordingly, internal control over financial reporting and our disclosure controls and procedures were not effective as of such date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

We are taking steps to remediate this material weakness. While we believe these steps will improve the effectiveness of our internal control over financial reporting and remediate the identified deficiency, if our remediation efforts are insufficient to address the material weakness or we identify additional material weaknesses in our internal control over financial reporting in the future, our ability to record, process, summarize and report information required to be disclosed within the time periods specified by the rules and forms of the SEC and to otherwise comply with our reporting obligations under the federal securities laws and our credit agreement will likely be adversely affected. The occurrence of, or failure to remediate, the material weakness and any future material weaknesses in our internal control over financial reporting may adversely affect the accuracy and reliability of our financial statements and have other consequences that could materially and adversely affect our business, including an adverse impact on the market price of our common stock, potential actions or investigations by the SEC or other regulatory authorities, possible defaults under our credit agreement, shareholder lawsuits, a loss of investor confidence and damage to our reputation.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we will incur significant legal, accounting, investor relations and other expenses, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the Nasdaq market. We expect these rules and regulations to substantially increase our legal and financial compliance costs over prior years and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect that, as a public company, it will be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to incur substantially higher costs to obtain coverage or to accept reduced policy limits and coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Risks Related to Technology and Cybersecurity

Advances in technology may disrupt the labor and recruiting markets.
We expect the increased use of internet-based and mobile technology will attract additional technology-oriented companies and resources to the staffing industry. We face increasing competition from “gig-economy” companies entering the temporary staffing industry by providing apps to connect workers with employers. Such competition could adversely affect our business and results of operations. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services.

Our clients increasingly rely on automation, artificial intelligence and other new technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. Our franchisees face extensive pressure for lower prices and new service offerings and we must continue to invest in and implement new technology and industry developments to remain relevant to our ultimate clients and candidates. If we are unable to do so, our business and results of operations may decline materially. Furthermore, if our clients are able to increase the effectiveness of their internal staffing and recruitment functions through analytics, automation or otherwise, their need for the services our franchisees offer may decline. New technology and more sophisticated staffing management and recruitment processes may cause clients to outsource less of their staffing management, reducing the demand for our franchisees services.

Our information technology systems may need to be updated or replaced.
We occasionally implement, modify, retire and change our systems. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially.

The improper disclosure of, or access to, our confidential and/or proprietary information, or a failure to adequately protect this information, could materially harm our business.
Our business requires the use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees and clients. We occasionally experience cyberattacks, computer viruses, social engineering schemes and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with increasing privacy regulations. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.

Our facilities, operations, and information technology systems are vulnerable to damage and interruption.
Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business, and require significant additional capital and management resources to resolve, causing material harm to our business.

Risks Related to Ownership of Our Stock

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.
As of March 27, 2020, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 65% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 43% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

Our stock typically trades in low volumes daily which could lead to illiquidity, volatility, or depressed stock price.
Because of a history of low trading volume, our stock may be relatively illiquid and its price may be volatile. Our stock trades on the Nasdaq stock exchange, but typically trades in low daily volumes. For example, the average daily trading volume in our common stock on Nasdaq during the fourth quarter of 2019 was approximately 7,500 shares per day. This may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Some investors view low-volume stocks as unduly speculative and therefore not appropriate candidates for investment. Also, due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our stock.

We currently do not have any analysts covering our stock which could negatively impact both the stock price and trading volume of our stock.
The trading market for our common stock will likely be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not currently have, and may never obtain, research coverage by financial analysts. If no or few analysts commence coverage of us, the trading price of our stock may not increase. Even if we do obtain analyst coverage, if one or more of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.

Our stock price could be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price.
In the last 52 weeks, our stock price, as reported by Nasdaq, has ranged from a low of $3.85 to a high of $8.55. In addition, in recent years, the stock market in general has been highly volatile.  The effects of the recent global coronavirus (COVID-19) outbreak could exacerbate this volatility. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those described elsewhere in this report and others such as:

●
Variations in our operating performance and the performance of our competitors;
●
Actual or anticipated fluctuations in our quarterly or annual operating results;
●
Publication of research reports by securities analysts about us, our competitors, or our industry;
●
The public’s reaction to our press releases, our other public announcements and our filings with the SEC;
●
Our failure, or the failure of our competitors, to meet analysts’ projections or guidance that we or our competitors may give to the market;
●
Additions or departures of key personnel;
●
Strategic decisions by us or our competitors, such as acquisitions, divestitures, spin-offs, joint ventures, strategic investments, or changes in business strategy;
●
The passage of legislation or other regulatory developments affecting us or our industry;
●
Speculation in the press or investment community;
●
Changes in accounting principles;
●
Terrorist acts, acts of war, or periods of widespread civil unrest;
●
Natural disasters or calamities (including, without limitation, pandemics or other widespread events);
●
Breach or improper handling of data or cybersecurity events; and
●
Other factors (including currently unknown factors) which could result in changes in general market and economic conditions.

In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been brought against that company. Because of the potential volatility of our stock price, we may become the target of securities litigation in the future. If we were to become involved in securities litigation, it could result in substantial costs, divert management’s attention and resources from our business and adversely affect our business.

Because we do not currently pay any cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We may retain future earnings, if any, for future operations, expansion and debt repayment and do not currently pay any cash dividends on our common stock. Any decision to declare and pay dividends in the future will be made at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a “smaller reporting company” as defined in the Securities Act, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined in Section 229.10(f)(1) of the Securities Act, as amended, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. We lease approximately 3,220 square feet of office space in our headquarters to an unaffiliated company and 1,640 square feet of office space to another unaffiliated company. Both leases are at market rates.

We also own two parcels of land immediately adjacent to our headquarters. We are developing these into an additional headquarters building of approximately 10,000 square feet and a supporting parking lot. We expect this expansion project to be completed in 2020.

We are unaware of any material liens or other encumbrances on our real property.

Item 3. Legal Proceedings

From time to time we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcomes of these proceedings, even if determined adversely, will not have a material adverse effect on our business, financial condition, results of operations, or liquidity and capital resources.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for our Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “HQI.” Prior to September 11, 2019, our common stock traded under the symbol “CCNI.”

Holders of Our Common Stock

As of March 16, 2020, we had approximately 48 holders of record of our common stock.

Dividends

We do not currently pay a dividend on our common stock. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Company located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Item 6. Selected Financial Data

As a smaller reporting company we are not required to supply the information requested in this section.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following analysis is intended to help the reader understand our results of operations and financial condition, and should be read in conjunction with our consolidated financial statements and the accompanying notes located in Item 8 of this Form 10-K.

Overview

We are a nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly-owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019 as the Merger. As of December 31, 2019 we had 147 franchisee-owned offices in 32 states and the District of Columbia. We provide employment for an estimated 67,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

Recent Developments

We expect the recent coronavirus pandemic to have a significant impact on our operations. In March, 2020, infections of the coronavirus ("COVID-19") had become pandemic with persons testing positive in all fifty states and the District of Columbia. With widespread infection in the United States and abroad, national, state, and local authorities have recommended social distancing and have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop. These measures, while intended to protect human life, are expected to have serious adverse impacts on domestic and foreign economies of uncertain severity and duration. The effectiveness of economic stabilization efforts, including proposed government payments to affected citizens and industries, is uncertain. Some economists are predicting the United States will soon enter a recession.

The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term. But the likely overall impact of the pandemic is viewed as highly negative to the general economy. Already, the COVID-19 outbreak has begun to neagitvely impact our operations and revenue as well as those of our franchisees. We expect the effects to become more acute in the next few months. It is possible that a number of our offices may be forced to close. To date, our franchisees have closed or consolidated a small number of offices at least, in part, due to the potential financial impacts of COVID-19. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality services. We have already witnessed a significant drop in the amount of hospitality, event service, and catering business that our franchisees do. Our other lines of business may suffer in the future as well. For example, we may be classified as a non-essential business in some or all of the jurisdictions that impose a ban on non-essential businesses. If that were to occur, we may be forced to temporarily or permanently close offices in those jurisdictions. Our customers may choose to voluntarily close their worksites.  We may also experience a shortage of temporary employees as a result of the spread of the disease.

Any of the above factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration of any such impacts cannot be predicted.

We underwent the following significant changes in 2019 which we expect to have a material impact on our operations: (1) we completed the Merger between Legacy HQ and Command Center and subsequently reincorporated in Delaware, (2) in connection with the Merger, we entered into a new credit facility with Branch Banking & Trust, (3) we entered into a consulting agreement with Dock Square HQ, LLC, (4) we converted all of the company-owned offices, acquired during the Merger, to our franchise model, and (5) we exited the California market for strategic reasons.

The Merger, the Name Change, and the Reincorporation in Delaware

On July 15, 2019, Legacy HQ and Command Center completed the Merger.

Upon closing, the ownership interests of Hire Quest Holdings were converted into the right to receive a number of shares amounting to 68% of the total shares of the Company’s common stock outstanding immediately after the closing. Legacy HQ members also appointed four new directors to the Board effective July 15, 2019 to fill the board seats vacated by four legacy Command Center directors.

On September 11, 2019, Command Center changed its name to HireQuest, Inc. We reincorporated in Delaware, consolidated our corporate headquarters in Goose Creek, South Carolina, and adopted new bylaws. In connection with the name change, we started trading as “HQI” on the Nasdaq Capital Market.

The New Credit Facility

On July 11, 2019, in connection with the Merger, we, along with our subsidiaries, entered into a loan agreement with Branch Banking and Trust Company, now Truist Bank (”BB&T”), for a $30 million line of credit with a $15 million sublimit for letters of credit. Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to One Month LIBOR plus a margin between 1.25% and 1.75% that is determined based on the Company’s collateral value plus unrestricted cash reduced by the outstanding balance of the line of credit. This amount is referred to as the Net Lendable Collateral. A non-use fee of between 0.125% and 0.250%, also determined by the Net Lendable Collateral, will accrue on the unused portion of the line of credit. The available balance under the line of credit is reduced by outstanding letters of credit. The line of credit is scheduled to mature on May 31, 2024.

The loan agreement and other loan documents contain customary events of default and negative covenants, including but not limited to, terms governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The loan agreement also requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00. This covenant will be tested quarterly on a rolling four quarter basis commencing with the four quarter period ending September 30, 2020. The obligations under the loan agreement and other loan documents are secured by substantially all of the operating assets of the Company and our subsidiaries as collateral. The Company’s obligations under the line of credit are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

Command Center’s prior credit facility with Wells Fargo was paid off and terminated in connection with the transaction described above.

The Dock Square Consulting Agreement

Dock Square HQ, LLC (“Dock Square”), an affiliate of Dock Square Capital, LLC, was a strategic partner of, and 6.5% investor in, Hire Quest, LLC, then a 93.5% subsidiary of Hire Quest Holdings. Prior to the effective time of the Merger, (a) Dock Square distributed to its direct or indirect members all of its rights, title and interest in and to its membership interest in Hire Quest, LLC, and (b) each such member contributed to Hire Quest Holdings all of its respective rights, title and interest in and to its membership interest in Hire Quest, LLC as a capital contribution in exchange for, in the aggregate, a 6.5% membership interest in Hire Quest Holdings.  Immediately after such reorganization and prior to the closing of the Merger, Hire Quest Holdings owned 100% of the membership interests in Hire Quest, LLC.

As contemplated by the Merger Agreement, on July 15, 2019, the Company entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with existing customers of the Company in return for which it is eligible to receive unregistered shares of the Company’s common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by the Company would be based on the Company’s gross revenue generated from the services of Dock Square as measured over a 12 month period. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the Company’s gross revenue generated from the services of Dock Square measured over a 3 year period. We refer to any such shares as the “Performance Shares.” We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed approximately 1.6 million shares. Any Performance Shares would be in addition to the pro rata portion of the shares of Company common stock that Dock Square’s members received as merger consideration at the closing of the Merger along with the other investors in Hire Quest Holdings. Dock Square would receive any declared and paid dividends on issued Performance Shares, including the unvested portion of such shares during the 3-year vesting measurement period, and the issued but unvested Performance Shares would vest on a change of control of the Company. In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration. As of December 31, 2019, no Performance Shares have been granted under this agreement as the required metrics have not been met.

Franchise Model Conversion

On July 15, 2019, we sold the operating assets of the offices in Conway and North Little Rock, AR; Flagstaff, Mesa, North Phoenix, Phoenix, Tempe, Tucson, and Yuma, AZ; Aurora and Thornton, CO; Atlanta, GA; College Park and Speedway, IN; Shreveport, LA; Baltimore and Landover, MD; Oklahoma City and Tulsa, OK; Chattanooga, Madison, Memphis, and Nashville, TN; Amarillo, Austin, Houston, Irving, Lubbock, Odessa, and San Antonio, TX; and Roanoke, VA to existing franchisees of Legacy HQ (including the Worlds Franchisees described below) and new franchisees. On September 29, 2019, we sold the operating assets of the offices in Coeur D’Alene, ID; Griffith, IN; Bloomington, Brooklyn Park, Cambridge, Hopkins, St. Paul, and Wilmar, MN; Bismarck, Dickinson, Fargo, Grand Forks, Minot, Watford City, and Williston, ND; Bellevue and Omaha, NE; Hillsboro, OR; Sioux Falls, SD; and Bellingham, Everett, Kent, Mt. Vernon, Seattle, Spokane, Tacoma, and Vancouver, WA to a new franchisee. The purchasers of these assets, or their related entities, executed franchise agreements with us and became franchisees.

The aggregate sale price for the operating assets of the offices sold on July 15 and September 29, 2019 consisted of approximately (i) $12.1 million paid in the form of promissory notes accruing interest at an annual rate of 6% plus (ii) the right to receive 2% of annual sales in excess of $3.2 million in the aggregate for the franchise territory containing Phoenix, AZ for 10 years, up to a total aggregate amount of $2.0 million. Approximately $2.2 million of the notes receivable were sold to Hire Quest Financial, LLC, a related party, in exchange for accounts receivable of an equal value. In addition, we received $3.0 million in cash as prepayment on the notes issued on September 29, 2019. In accordance with an agreement with the buyer, an unrelated franchisee, this cash payment also triggered a discount in the purchase price equal to 10% of the cash payment, or $300,000.

We have recognized the operations of company-owned offices within discontinued operations. Any additional expenses incurred related to previously company-owned offices will continue to be recognized as part of discontinued operations in future periods. This conversion of company-owned offices to franchises will likely have a material impact on the presentation of our results of operations in the future with revenue from franchise royalty fees and service revenue increasing and income from discontinued operations, net of tax decreasing to zero by the end of the first quarter of 2020.

Exiting the California Market

On September 27, 2019, we closed on the sale of substantially all of the operating and intangible assets of our four offices in Corona, Hayward, Sacramento, and Fresno, California (collectively, the “California Assets”). We retained the net working capital of these offices. We sold these operating and intangible assets outside of the franchise system and do not intend to sell franchises in California in the near future.

The aggregate sale price for the California Assets consisted of $1.8 million paid in the form of a four-year promissory note accruing interest at an annual rate of 10% issued by the buyer to the Company.

Effect of the Merger on the Presentation of Our Financial Statements

In accordance with ASC 805, Business Combinations, we accounted for the Merger as a reverse acquisition. As such, Legacy HQ is considered the accounting acquirer. Accordingly, Legacy HQ's historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies are included in our financial statements for all periods beginning July 15, 2019.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2019 and December 31, 2018 (in thousands, except percentages):

	Year ended
	December 31, 2019		December 31, 2018
Franchise royalties	$14,674	92.4%	$11,287	91.5%
Service revenue	1,202	7.6%	1,043	8.5%
Total revenue	15,876	100.0%	12,330	100.0%
Selling, general and administrative expenses	12,692	80.0%	5,325	43.1%
Depreciation and amortization	400	2.5%	93	0.8%
Income from operations	2,784	17.5%	6,912	56.1%
Other miscellaneous income	751	4.7%	190	1.4%
Interest and other financing expense	(560)	(3.5%)	(20)	(0.1%)
Net income before income taxes	2,976	18.7%	7,082	57.4%
Provision for income taxes	3,481	21.9%	21	0.2%
Income (loss) from continuing operations	(505)	(3.2%)	7,061	57.2%
Income from discontinued operations, net of tax	215	1.4%	56	0.4%
Net income (loss)	$(290)	(1.8%)	$7,117	57.6%

Total Revenue
Our total revenue consists of franchise royalties and service revenue.

Total revenue for the year ended December 31, 2019 was approximately $15.9 million compared to $12.3 million for 2018, an increase of 28.8%. This increase was largely driven by organic growth among offices not acquired through the Merger which amounted to 58% of the total increase. Total revenue growth directly attributable to the offices acquired during the Merger, which closed in July, and their subsequent conversion to franchises, amounted to 42% of the increase. Because we significantly increased the number of franchised offices, we increased both our royalty revenue and our service revenue.

Sales at company-owned offices are not reflected in revenue, but are reflected net of costs, expenses, and taxes associated with those sales as “Income from discontinued operations, net of tax.”

Franchise Royalties
We charge our franchisees a royalty fee on gross billings to customers on the basis of one of two models: the HireQuest Direct model, and the HireQuest model. Under the HireQuest Direct model, the royalty fee charged ranges from 6% of gross billings to 8% of gross billings. Royalty fees are charged at 8% for the first $1,000,000 of billing with the royalty fee dropping ½ of 1% for every $1,000,000 of billing thereafter until the royalty fee is 6% once gross billings reach $4,000,000 annually. The smaller royalty fee is charged only on the incremental dollars resulting in an actual royalty fee at a blended rate of between 6% and 8%. We grant our franchisees credits for low margin business. For the HireQuest business line, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory.

Our franchise royalties increased approximately $3.4 million, or 30.0%, from $11.3 million in 2018 to $14.7 million in 2019. Of this increase, 57% was due to growth unrelated to the Merger and 43% arose from the offices we acquired through the Merger.

Service Revenue
Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14 day period. Accounts that age over 84 days are charged back to the franchisee and are not charged interest.

Service revenue for the year ended December 31, 2019 increased approximately $160,000, or 15.4%, from approximately $1 million in 2018 to approximately $1.2 million in 2019. 72% of this additional revenue arose from organic growth. The offices we added through the Merger accounted for 28% of the increase.

Selling, General, and Administrative Expenses (“SG&A”)
SG&A increased by approximately $7.4 million, or 138.4%, in 2019 to $12.7 million from $5.3 million in 2018. Nearly 70% of this increase was due to Merger-related expenses. The significant Merger-related expenses include professional fees of approximately $1.8 million for investment bankers, attorneys, and other professionals, $1.9 million  of non-recurring compensation including severance payments and accelerated vesting of stock, $835,000 for reorganizational and rebranding expenses, and $566,000 in other non-recurring expenses mostly related to Command Center’s headquarters lease, which we terminated in December 2019 and associated costs. SG&A expenses unrelated to the Merger include a $758,000 increase in stock based compensation and $370,000 in increased legal and professional fees related to the operation of a public company.

Provision for income tax
Provision for income taxes for the year ended December 31, 2019 was approximately $3.5 million. The difference was primarily due to a one-time, Merger related charge of approximately $4.0 million. Prior to the Merger, Legacy HQ had a significant amount of uncollected accounts receivable. As a cash-basis taxpayer, Legacy HQ did not owe taxes on those uncollected accounts. When Legacy HQ merged into and became a part of a public company, it was required to switch to the accrual basis of accounting and changed its tax status from a partnership to a corporation. Accordingly, we recognized a provision for the taxes which would become due related to these changes.

Income from discontinued operations, net of tax
Income from discontinued operations, net of tax, was $215,000 for the year ended December 31, 2019 compared with $56,000 for the year ended December 31, 2018. The increase was due to our owning certain offices from the date of the Merger through the date they were sold to franchisees or, in the case of California offices, to an independent third party.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of (a) royalty revenue and (b) service revenue, including interest charged on overdue accounts receivable and other fees for optional services. We also receive interest on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with BB&T.

At December 31, 2019, our current assets exceeded our current liabilities by approximately $26.0 million. Our current assets included approximately $4.2 million of cash and $28.2 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $3.6 million due to our franchisees, $2.3 million related to our workers’ compensation claims liability, and $1.8 million due in relation to our risk management incentive program.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag behind employee pay – which is typically daily or weekly – our working capital requirements increase as system-wide sales increase.

We believe that our future cash generated from operations, together with interest income from outstanding notes receivable and our capacity under our existing line of credit with BB&T, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months. For a discussion of our credit facility with BB&T, and the related loan agreements, please refer to “Recent Developments – The New Credit Facility” in this Item 7, which disclosure is incorporated herein by reference. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Operating Activities
Net cash used in operating activities from continuing operations was approximately $5.0 million for the year ended December 31, 2019. Operating activity for the year included significant Merger-related SG&A expenses which contributed to a net loss from continuing operations of approximately $505,000. Other uses of cash included an increase in accounts receivable of approximately $7.5 million and a decrease in accrued benefits and payroll taxes of approximately $1.4 million. These uses were offset by an increase in our workers’ compensation claims liability of approximately $2.0 million, a decrease in prepaid expense and other current assets of approximately $1.6 million, and an increase in the amount due to our franchisees of approximately $1.2 million. Net cash provided by operating activities was approximately $5.1 for the year ended December 31, 2018 and included net income of approximately $7.1 million. This was offset by a decrease in the amount due to our franchisees of approximately $1.5 million.

Investing Activities
Net cash provided by investing activities was approximately $9.8 million for the year ended December 31, 2019. This was largely due to the cash acquired in the Merger of approximately $5.4 million and payments on notes receivable of approximately $3.6 million. These provisions were offset by the purchase of property and equipment of approximately $507,000. Net cash provided by investing activities was approximately $154,000 for the year ended December 31, 2018. This was largely related to the sale of property and equipment.

Financing Activities
Net cash used by financing activities was approximately $11.9 million for the year ended December 31, 2019. This use was largely due to the purchase of stock of approximately $8.4 million pursuant to the tender offer made by the Company in conjunction with the Merger and payments to affiliates of approximately $5.5 million. This use was offset by net contribution of Legacy HQ members of approximately $1.2 million. Net cash used by financing activities was approximately $4.2 million for the year ended December 31, 2018. This was largely related to distributions to Legacy HQ members of approximately $7.0 million. This use was offset by an increase in the amount due to affiliates of approximately $2.8 million.

System-Wide Sales

We sometimes refer to total sales generated by our franchisees as “franchise sales.” We also sometimes refer to offices that we owned and operated for a period prior to their sale to franchisees, the last of which closed on September 29, 2019 as “company-owned offices.” Sales at company-owned offices are reflected net of costs, expenses, and taxes associated with those sales on our financial statements as “income from discontinued operations, net of tax.” We refer to the sum of franchise sales and sales at company-owned offices as “system-wide sales.” System-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a non-GAAP measure. While we do not record franchise sales as revenue, management believes that information on system-wide sales is important to understanding the Company’s financial performance because those sales are the basis on which we calculate and record franchise royalty revenue, are directly related to interest charged on overdue accounts, which we record under service revenue, and are indicative of the financial health of the franchisee base. System-wide sales are not intended to represent revenue as defined by generally accepted accounting principles in the United States ("U.S. GAAP"), and such information should not be considered as an aternative to revenue or any other measure of performance prescribed by U.S. GAAP.

The following table reflects our system-wide sales broken into its components for the years ended December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Franchise sales	$227,691,668	$189,293,776
Company-owned sales	13,932,769	722,849
System-wide sales	$241,624,437	$190,016,625

System-wide sales were $241.6 million in 2019, up $51.6 million or 27.2%. The increase in system-wide sales arose largely from organic growth and from the offices added in July 2019 via the Merger, which were subsequently sold as franchisees.

Number of Offices

We examine the number of offices we open and close every year. The number of offices is directly tied to the amount of royalty and service revenue we earn. On a net basis, we added 50 offices in 2019 by opening or acquiring 60 and closing 10 offices. Acquired offices are presented below after subtracting acquired offices which were consolidated into existing offices. The vast majority of the additions arose from the Merger. In 2018, we added 18 offices on a net basis by opening 21 and closing 3.

The following table accounts for the number of offices opened and closed in 2018 and 2019.

Franchised offices, December 31, 2017	79
Closed in 2018	(3)
Opened in 2018	21
Franchised offices, December 31, 2018	97
Closed in 2019	(10)
Acquired in 2019	52
Opened in 2019	8
Franchised offices, December 31, 2019	147

Seasonality

Our revenue fluctuates quarterly and is generally higher in the second and third quarters of our year. Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by employees are outdoor jobs that are generally performed during the warmer months of the year. As a result, in an average year, activity increases in the spring and continues at higher levels through summer, then begins to taper off during fall and through winter.

Off-Balance Sheet Arrangements

The Company does not engage in any off-balance sheet financing arrangements.

Critical Accounting Policies

Management’s discussion and analysis of financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Consolidation
The consolidated financial statements include the accounts of HQI and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

GAAP requires the primary beneficiary of a variable interest entity (a “VIE”), to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We provide acquisition financing to some of our franchises that results in some of them being considered a VIE. We have reviewed these franchises and determined that we are not the primary beneficiary of any of these entities, and accordingly, these entities have not been consolidated.

Business combinations
We account for business acquisitions under the acquisition method of accounting by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. The purchase price exceeding the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed is recorded as goodwill. We expense acquisition related costs as we incur them.

Revision
During the fourth quarter of 2019, we identified a misstatement in the amount presented in our due to franchisee liability reported in prior years. The misstatement resulted from an accumulation of errors related to transferring items from the franchisee settlement statements to the Company’s general ledger. We determined these errors accumulated prior to 2018. The accumulated error would have been material to the financial statements as of December 31, 2019 if we applied it in its entirety to them.

Pursuant to the guidance of Staff Accounting Bulletin No. 99, Materiality, we concluded that the errors were not material to any of our prior year consolidated financial statements. The accompanying consolidated balance sheet as of December 31, 2018 includes a cumulative revision relating to this misstatement.

This revision did not have any material effect on income from operations, net income, or cash flows, nor did it affect our past compliance with debt covenants. This misstatement had no effect on our cash balances.

The following table compares previously reported balances, adjustments, and revised balances as of December 31, 2018.

Balance sheet changes	Previously reported 2018	Adjustment	Revised 2018
Due to franchisee	$620,385	$1,810,063	$2,430,448
Retained earnings	5,783,996	(1,810,063)	3,973,933

Accounts receivable and allowance for doubtful accounts
Accounts receivable consist of amounts due for labor services from customers of franchises and of previously company-owned offices. At December 31, 2019, substantially all of our accounts receivable were due from franchises. At December 31, 2018, approximately 99% and 1% of our accounts receivable were due from franchises and previously company-owned offices, respectively.

Through our franchise agreements, we own the accounts receivable from labor services provided by our franchises. Accounts receivable that age beyond 84 days are charged back to our franchises. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $168,000 and $-0- at December 31, 2019 and December 31, 2018, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business line are based on a percentage of sales for services our franchisees provide to customers and usually range from 5% to 8%. Royalty fees from our HireQuest business line are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Revenue is presented on a net basis as agent as opposed to a gross basis as principal, and recognized when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all payroll related statutory obligations, and providing workers' compensation insurance. Because these performance obligations are interrelated, we do not consider them to be individually distinct and account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives and other support initiatives. Royalty fees are reduced to reflect any royalty incentives earned or granted under these programs. Additionally, we provide franchise royalty credits and incentives. These credits and incentives are provided to drive new location development, organic growth, and to limit workers' compensation exposure. Franchise royalty fees are presented net of these credits and incentives.

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Interest income is recognized based on the effective interest rate applied to the outstanding principal balance. Revenue for optional services is recognized as services are provided.

Workers’ compensation claims liability
We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, we use third party actuarial estimates of the future costs of these claims discounted by a 3% present value interest rate to estimate the amount of our reserves. Quarterly, we use development factors provided by a third-party actuary to estimate the amount of our reserves. We make adjustments as necessary. If the actual cost of the claims exceeds the amount estimated, additional reserves may be required.

Workers’ compensation Risk Management Incentive Program
We pay our qualifying franchisees an amount equal to a percentage of the premium they pay for workers’ compensation insurance if they keep their workers' compensation loss ratios below specific thresholds. This program, which we refer to as the Risk Management Incentive Program, incentivizes our franchisees to keep our temporary employees safe and to control their exposure to large workers' compensation claims.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. Our allowance for losses on notes receivable was $-0- at December 31, 2019 and December 31, 2018.

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

Discontinued Operations
During the quarter ended September 29, 2019, we sold substantially all of the offices acquired in the Merger. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to supply the information requested in this section.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of HireQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of HireQuest, Inc. (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years ended December 31, 2019 and 2018, and the related notes collectively referred to as the “financial statements”. In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Revision of 2018 Financial Statements

As discussed in Note 1 to the financial statements, the 2018 financial statements have been restated to correct a misstatement.

We have served as the Company’s auditor since 2017.

/s/ Plante Moran

Denver, Colorado
March 30, 2020

HireQuest, Inc.
Consolidated Balance Sheets

	December 31, 2019	December 31, 2018
ASSETS		(revised)
Current assets
Cash	$4,187,450	$1,291,317
Accounts receivable	28,201,279	20,725,170
Notes receivable	3,419,458	-
Prepaid expenses, deposits, and other assets	188,560	-
Prepaid workers' compensation	822,938	-
Due from affiliates	-	209,685
Other assets	201,440	-
Total current assets	37,021,125	22,226,172
Property and equipment, net	1,900,686	2,045,881
Notes receivable, net of current portion	7,990,251	85,500
Deposits and other assets	-	8,334
Total assets	$46,912,062	$24,365,887
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$253,845	$53,435
Other current liabilities	1,893,846	95,223
Accrued benefits and payroll taxes	1,113,904	504,035
Due to affiliates	-	7,740,083
Due to franchisees	3,610,596	2,430,448
Risk management incentive program liability	1,811,917	1,852,328
Workers' compensation claims liability	2,327,869	-
Total current liabilities	11,011,977	12,675,552
Workers' compensation claims liability, net of current portion	1,516,633	-
Franchisee deposits	1,412,924	767,509
Deferred tax liability	1,688,446	-
Total liabilities	15,629,980	13,443,061
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,518,036 and 9,939,668 shares issued and outstanding, respectively	13,518	9,940
Additional paid-in capital	27,584,610	6,938,953
Retained earnings	3,683,954	3,973,933
Total stockholders' equity	31,282,082	10,922,826
Total liabilities and stockholders' equity	$46,912,062	$24,365,887

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Operations

	Year ended
	December 31, 2019	December 31, 2018
Franchise royalties	$14,673,636	$11,287,149
Service revenue	1,202,824	1,042,479
Total revenue	15,876,460	12,329,628
Selling, general and administrative expenses	12,692,297	5,325,000
Depreciation and amortization	400,132	92,608
Income from operations	2,784,031	6,912,020
Other miscellaneous income	751,077	189,796
Interest and other financing expense	(559,585)	(19,697)
Net income before income taxes	2,975,523	7,082,119
Provision for income taxes	3,480,996	21,029
Income (loss) from continuing operations	(505,473)	7,061,090
Income from discontinued operations, net of tax	215,494	56,097
Net income (loss)	$(289,979)	$7,117,187

Basic and diluted earnings (loss) per share
Continuing operations	$(0.05)	$0.71
Discontinued operations	0.02	0.01
Basic earnings (loss) per share	$(0.03)	$0.72

Basic and diluted weighted average shares outstanding	11,588,776	9,939,668

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2017 (revised)	9,939,668	$9,940	$6,938,953	$3,873,160	$10,822,053
Net distributions	-	-	-	(7,016,414)	(7,016,414)
Net income for the year	-	-	-	7,117,187	7,117,187
Balance at December 31, 2018	9,939,668	9,940	6,938,953	3,973,933	10,922,826
Net contributions	-	-	1,155,907	-	1,155,907
Merger with Command Center, Inc.	4,677,487	4,677	26,937,648	-	26,942,325
Stock-based compensation	-	-	255,162	-	255,162
Restricted common stock granted for services	250,000	250	428,227	-	428,477
Common stock issued for services	14,035	14	74,399	-	74,413
Common stock issued for the exercise of options	31,667	32	161,845	-	161,877
Common stock purchased and retired	(1,394,821)	(1,395)	(8,367,531)	-	(8,368,926)
Net loss for the year	-	-	-	(289,979)	(289,979)
Balance at December 31, 2019	13,518,036	$13,518	$27,584,610	$3,683,954	$31,282,082

See accompanying notes to consolidated financial statements.

 HireQuest, Inc.
Consolidated Statement of Cash Flow

	Year ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities
Net income (loss)	$(289,979)	$7,117,187
Income from discontinued operations	(215,494)	-
Net income (loss) from continuing operations	(505,473)	7,117,187
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	400,132	92,608
Stock based compensation	758,053	-
Deferred taxes	(1,242,501)	-
Gain on disposition of property and equipment	(174,626)	(34,912)
Changes in operating assets and liabilities:
Accounts receivable	(7,476,109)	(730,879)
Prepaid expenses, deposits, and other assets	1,588,118	1,385
Prepaid workers' compensation	(334,177)	-
Due from affiliates	218,018	540,117
Accounts payable	200,411	9,031
Risk management incentive program liability	(40,411)	-
Other current liabilities	(203,153)	-
Accrued benefits and payroll taxes	(1,402,184)	(453,510)
Due to franchisees	1,180,148	(1,466,868)
Workers' compensation claims liability	2,004,591	-
Net cash (used in) provided by operating activities - continuing operations	(5,029,163)	5,074,159
Net cash provided by operating activities - discontinued operations	9,986,976	-
Net cash provided by operating activities	4,957,813	5,074,159
Cash flows from investing activities
Purchase of property and equipment	(507,602)	(411,309)
Proceeds from the sale of property and equipment	735,537	560,277
Proceeds from payments on notes receivable	3,563,011	-
Cash acquired in acquisition	5,376,543
Cash issued for notes receivable	-	(85,500)
Net change in in franchisee deposits	645,416	90,356
Net cash provided by investing activities	9,812,905	153,824
Cash flows from financing activities
Payments on line of credit	712,354	-
Payments to affiliates	(5,535,797)	-
Proceeds from affiliates	-	2,803,828
Purchase of treasury stock	(8,368,926)	-
Net contributions (distributions) by HQ, LLC members	1,155,907	(7,016,414)
Proceeds from the conversion of stock options	161,877	-
Net cash used in financing activities	(11,874,585)	(4,212,586)
Net increase in cash	2,896,133	1,015,397
Cash, beginning of period	1,291,317	275,920
Cash, end of period	$4,187,450	$1,291,317
Supplemental disclosure of non-cash investing and financing activities
Stock issued for acquisition	26,942,325
Notes received for the sale of branches	14,887,220	-
Accounts receivable received for the sale of branches	2,204,286
Supplemental disclosure of cash flow information
Interest paid	559,585	-
Income taxes paid	1,819,344	-

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business
HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. We provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” previously known as “Trojan Labor,” and “HireQuest,” previously known as “Acrux Staffing.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel.

As of December 31, 2019 we had 147 franchisee-owned offices in 32 states and the District of Columbia. We are the employer of record to approximately 67,000 employees annually, who in turn provide services for thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, funding, software, and administrative services to our franchisees. On September 29, 2019, we finalized the conversion of the last of our company-owned offices to franchise-owned offices. Between July 15, 2019 and that date, we also owned and operated offices.

HQI is the product of a merger between Command Center, Inc. (“Command Center”), and Hire Quest Holdings, LLC, (“Hire Quest Holdings”). We refer to Hire Quest Holdings collectively with its wholly-owned subsidiary, Hire Quest, LLC, as “Legacy HQ.” We refer to this merger, which closed on July 15, 2019, as the “Merger.” Upon the closing of the Merger, all of the ownership interests in Legacy HQ were converted into the right to receive an aggregate number of shares representing 68% of the total shares of the Company’s common stock outstanding immediately after the Merger. Because the Legacy HQ security holders received a majority of the equity securities and voting rights of the combined company upon the closing of the Merger, Legacy HQ is considered to be the accounting acquirer. This means that Legacy HQ will allocate the purchase price to the fair value of Command Center’s assets acquired and liabilities assumed on the acquisition date. This also means that Legacy HQ’s historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies will be included in our financial statements for all periods subsequent to the Merger. For additional information related to the Merger, see Note 2 – Acquisitions.

Basis of Presentation
We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented.

Reporting Period End Date
As of January 1, 2019, we changed our financial reporting period from a calendar year to a fiscal year. Then, in November of 2019, we changed our financial reporting period back to a calendar year. Because the fiscal quarter end dates coincided with the calendar quarter end dates in the first and second quarter, this change had no effect on the comparability of these financial statements. In the third quarter, there was a one-day difference between the fiscal quarter end date and the calendar quarter end date, which did not have a material effect on the comparability of that quarter.

Consolidation
The consolidated financial statements include the accounts of HQI and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

GAAP requires the primary beneficiary of a variable interest entity (a “VIE”), to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We provide acquisition financing to some of our franchisees that results in some of them being considered a VIE. We have reviewed these franchisees and determined that we are not the primary beneficiary of any of these entities, and accordingly, these entities have not been consolidated.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation Risk Management Incentive Program, our deferred taxes, and estimated fair value of assets and liabilities acquired.

Revision
During the fourth quarter of 2019, we identified a misstatement in the amount presented in our due to franchisee liability reported in prior years. The misstatement resulted from an accumulation of errors related to transferring items from the franchisee settlement statements to the Company’s general ledger. We determined these errors accumulated prior to 2018. The accumulated error would have been material to the financial statements as of December 31, 2019 if we applied it in its entirety to them.

Pursuant to the guidance of Staff Accounting Bulletin No. 99, Materiality, we concluded that the errors were not material to any of our prior year consolidated financial statements. The accompanying consolidated balance sheet as of December 31, 2018 includes a cumulative revision relating to this misstatement.

This revision did not have any material effect on income from operations, net income, or cash flows, nor did it affect our past compliance with debt covenants. This misstatement had no effect on our cash balances.

The following table compares previously reported balances, adjustments, and revised balances as of December 31, 2018.

Balance sheet changes	Previously reported 2018	Adjustment	Revised 2018
Due to franchisee	$620,385	$1,810,063	$2,430,448
Retained earnings	5,783,996	(1,810,063)	3,973,933

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchises and of previously company-owned offices. At December 31, 2019, substantially all of our accounts receivable were due from franchises. At December 31, 2018, approximately 99% and 1% of our accounts receivable were due from franchises and previously company-owned offices, respectively.

We own the accounts receivable from labor services provided by our franchises. Accounts receivable that age beyond 84 days are charged back to our franchises. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $168,000 and $-0- at December 31, 2019 and December 31, 2018, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business line are based on a percentage of sales for services our franchisees provide to customers and usually range from 5% to 8%. Royalty fees from our HireQuest business line are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Revenue is presented on a net basis as agent as opposed to a gross basis as principal, and recognized when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all payroll related statutory obligations, and providing workers' compensation insurance. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives and other support initiatives. Royalty fees are reduced to reflect any royalty incentives earned or granted under these programs. Additionally, we provide franchise royalty credits and incentives. These credits and incentives are provided to drive new location development, organic growth, and to limit workers' compensation exposure. Franchise royalty fees are presented net of these credits and incentives.

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Interest income is recognized based on the effective interest rate applied to the outstanding principal balance. Revenue for optional services is recognized as services are provided.

Below are summaries of our revenue disaggregated by brand:

	December 31, 2019	December 31, 2018
HireQuest Direct	$13,621,998	$10,185,172
HireQuest	1,051,637	1,101,977
Total	$14,673,636	$11,287,149

Workers’ Compensation Claims Liability
We maintain reserves for workers’ compensation claims based on estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that been incurred but not reported. Annually, we use third party actuarial estimates of the future costs of these claims discounted by a 3% present value interest rate to estimate the amount of our reserves. Quarterly, we use development factors provided by a third-party actuary to estimate the amount of our reserves. Adjustments are made as necessary. If the actual cost of the claims exceeds the amount estimated, additional reserves may be required.

Workers’ Compensation Risk Management Incentive Program
We pay to our qualifying franchisees an amount equal to a percentage of the premium they pay for workers’ compensation insurance if they keep their workers' compensation loss ratios below specific thresholds. This program, which we refer to as the Risk Management Incentive Program, incentivizes our franchisees to keep our temporary employees safe and to control their exposure to large workers' compensation claims.

Stock-Based Compensation
Periodically, we issue restricted common shares or options to purchase our common shares to our officers, directors, or employees. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight line basis. The fair value of stock awards is based on the quoted price of our common stock on the grant date. The fair value of option awards is determined using the Black-Scholes valuation model.

Provision for Income Taxes
We account for provision (benefit) for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those deferred amounts. We record valuation allowances for deferred tax assets that more likely than not will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Our policy is to recognize interest to be paid on an underpayment of income taxes in interest expense and any related statutory penalties in selling, general, and administrative expenses in our consolidated statements of operations.

We have analyzed our filing positions in all jurisdictions where we are required to file returns, and found no positions that would require a liability for unrecognized income tax positions to be recognized. In the event that we are assessed penalties and/or interest, penalties will be charged to selling, general, and administrative expense and interest will be charged to interest expense.

The Work Opportunity Tax Credit (“WOTC”) is a source of fluctuation in our effective income tax rate. The WOTC is designed to encourage the hiring of workers from certain disadvantaged targeted categories, and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. We estimate the amount of WOTC we expect to receive based on wages certified in the current period.

Business Combinations
We account for business acquisitions under the acquisition method of accounting by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. We record the portion of the purchase price that exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed as goodwill. We expense acquisition related costs as we incur them.

Earnings per Share
We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at December 31, 2019 totaled approximately 29,000.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Year ended
	December 31, 2019	December 31, 2018
Weighted average number of common shares used in basic net income per common share	11,588,776	9,939,668
Dilutive effects of stock options	-	-
Weighted average number of common shares used in diluted net income per common share	11,588,776	9,939,668

Property and Equipment
We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives, typically three to five years. Repairs and maintenance are expensed as incurred. When assets are sold or retired, we eliminate cost and accumulated depreciation from the consolidated balance sheet and reflect a gain or loss in the consolidated statement of income.

Advertising and Marketing Costs
We expense advertising and marketing costs as we incur them. These were $449,000 and $7,000 in 2019, and 2018, respectively. The expense in 2019 included rebranding expenses incurred in relation to the Merger. These costs are included in general and administrative expenses.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature.The fair value of notes receivable approximate the outstanding principal balance and are reviewed for impairment at least annually.

		Fair value
	Level	December 31, 2019	December 31, 2018
Cash	1	$4,187,450	$1,291,317
Notes receivable	2	11,409,709	85,500
Accounts receivable	2	28,201,279	20,725,170

Discontinued Operations
During the quarter ended September 29, 2019, we sold substantially all of the offices acquired in the Merger. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses.  We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. Our allowance for losses on notes receivable was $-0- at December 31, 2019 and December 31, 2018.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”), issued new revenue recognition guidance under Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, that supersedes the existing revenue recognition guidance under GAAP. The new standard focuses on creating a single source of revenue guidance for revenue arising from contracts with customers for all industries. The objective of the new standard is for companies to recognize revenue when it transfers the promised goods or services to its customers at an amount that represents what the company expects to be entitled to in exchange for those goods or services.

On January 1, 2018, we adopted the new revenue recognition guidance using the modified retrospective method for all open contracts and related amendments. The adoption of this new guidance did not have a material impact on our consolidated financial statements.

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

As a result of adopting this guidance, we recognized a right-of-use asset, and corresponding lease liability, of approximately $200,000 adopted as of January 1, 2019. The adoption of this guidance did not have a material impact on expense recognition. The deferred rent liability, which was the difference between the straight-line lease expense and cash paid, reduced the right-of-use asset upon adoption.

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

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard.  The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impacts of adoption of the new guidance to our consolidated financial statements.

We do not expect other accounting standards that the FASB or other standards-setting bodies have issued to have a material impact on our financial position, results of operations, and cash flows.

Note 2 – Acquisitions

On July 15, 2019, the Company completed its acquisition of Legacy HQ in accordance with the terms of the Agreement and Plan of Merger dated April 8, 2019 (the “Merger Agreement”). Upon the closing of the Merger, all of the membership interests in Legacy HQ were converted into the right to receive 68% of the Company’s common stock outstanding immediately after the closing, or 9,939,668 shares.

We accounted for the Merger as a reverse acquisition. As such, Legacy HQ is considered the accounting acquirer and Legacy HQ's historical financial statements replace Command Center’s historical financial statements following the completion of the Merger. The results of operations of both companies are included in our financial statements for all periods beginning July 15, 2019.

The fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliable than the fair value of the membership interests of Legacy HQ, a private company. Consideration is calculated based on the Company's closing share price of $5.76 on Nasdaq on July 15, 2019.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore are subject to revisions that may result in adjustment to the values presented below:

Common stock	4,677,487
Closing share price on July 15, 2019	$5.76
Stock consideration	$26,942,325

Accounts receivable	$10,480,907
Cash and cash equivalents	5,376,543
Identifiable intangible assets	17,015,857
Other current assets	725,453
Property, plant and equipment, net	281,186
Right-of-use asset	1,642,695
Current liabilities	(3,124,081)
Lease liabilities	(1,624,461)
Deferred tax liability	(2,930,947)
Other liabilities	(900,827)
Preliminary purchase price allocation	$26,942,325

The purchase consideration above differs from what was previously disclosed due to an immaterial adjustment to the identifiable intangible assets and the deferred tax liability. The identifiable intangible assets, portions of which consisted of customer lists, were allocated to the offices purchased.

The following table presents the amount of Command Center’s revenue and net income since the July 15, 2019 acquisition date included in our consolidated statement of operations for the year ended December 31, 2019:

From July 15, 2019 through December 31, 2019
Total revenue	1,768,550
Net income	1,171,677

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2018. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date.

	Year ended
	December 31, 2019	December 31, 2018
Franchise royalties	$16,176,219	$12,402,072
Net Income	5,090,045	6,381,936
Basic earnings per share	$0.38	$0.48
Basic weighted average shares outstanding	13,294,201	13,266,840
Diluted earnings per share	$0.38	$0.48
Diluted weighted average shares outstanding	13,294,736	13,266,840

These calculations reflect the decreased amortization expense, the decreased merger related expenses, and the consequential tax effects that would have resulted had the Merger closed on January 1, 2018.

Effective September 11, 2019, as contemplated by the Merger Agreement and as approved by our stockholders, Command Center changed its name to HireQuest, Inc., changed its state of incorporation from Washington to Delaware, adopted new bylaws, and moved its principal executive offices to Goose Creek, South Carolina. In connection with our name change to HireQuest, Inc., we also changed the trading symbol of our common stock from “CCNI” to “HQI.”

Note 3 – Discontinued Operations

We sold the offices we acquired from Command Center to franchisees in the third quarter of 2019 through sales of operating office assets to existing and new franchisees in two tranches. We also made the strategic decision to sell the assets of Command Center’s four California offices outside of our franchise system to an unaffiliated third party, and we no longer conduct business in the state of California. A summary of total consideration received and assets sold is as follows:

Notes receivable	$14,884,620
Accounts receivable	2,204,286
Cash	221,845
Consideration received	17,310,751

Customer lists	$17,015,857
Lease and utility deposits	100,009
Fixed assets	57,448
Gain	137,437
Sale price allocation	$17,310,751

July Sale
On July 15, 2019, we closed on the sale of certain assets related to the operations of company-owned offices in Conway and North Little Rock, AR; Flagstaff, Mesa, North Phoenix, Phoenix, Tempe, Tucson, and Yuma, AZ; Aurora and Thornton, CO; Atlanta, GA; College Park and Speedway, IN; Shreveport, LA; Baltimore and Landover, MD; Oklahoma City and Tulsa, OK; Chattanooga, Madison, Memphis, and Nashville, TN; Amarillo, Austin, Houston, Irving, Lubbock, Odessa, and San Antonio, TX; and Roanoke, VA (collectively, the "July Franchise Assets"). In connection with their purchases, the buyers executed franchise agreements with us and became franchisees.

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

Regarding the note related to the territory containing Phoenix, we estimated the future revenue streams of these locations to determine the fair value of this note, which was estimated to be $1.2 million.

We sold a subset of these July Franchise Assets to buyers in which some of our directors, officers, and significant stockholders have direct or indirect interests (the “Worlds Buyers”). For more information related to the Worlds Buyers and other Worlds Franchisees, see Note 4 – Related Party Transactions.

Contemporaneously with the sale of these assets, we entered into an agreement with Hire Quest Financial, LLC ("HQF), an affiliate of a director, Edward Jackson, and our President and CEO, Richard Hermanns, who are also our two largest stockholders, whereby the promissory notes issued by the Worlds Buyers to the Company in the aggregate principal amount of approximately $2.2 million were transferred to HQF in exchange for accounts receivable of an equal value.

September Sale
On September 29, 2019, we closed on the sale of certain assets related to company-owned offices in Coeur D’Alene, ID; Griffith, IN; Bloomington, Brooklyn Park, Cambridge, Hopkins, St. Paul, and Wilmar, MN; Bismarck, Dickinson, Fargo, Grand Forks, Minot, Watford City, and Williston, ND; Omaha and Bellevue, NE; Hillsboro, OR; Sioux Falls, SD; and Bellingham, Everett, Kent, Mt. Vernon, Seattle, Spokane, Tacoma, and Vancouver, WA (collectively, the "September Franchise Assets"). We simultaneously entered into franchise agreements with affiliates of the buyer, pursuant to which the affiliates will operate these offices.

The aggregate purchase price for the September Franchise Assets consisted of approximately $9.7 million paid in the form of five-year promissory notes accruing interest at an annual rate of 6% issued by the buyer to the Company. In early October, we received a $3.0 million cash payment on these notes. In accordance with an agreement with the buyer, this cash payment triggered a discount in the purchase price equal to 10% of the cash payment, or $300,000.

Both the July 15, 2019 and September 29, 2019 purchase agreements contain negotiated representations, warranties, covenants, and indemnification provisions by the parties which are believed to be customary for transactions of this type. The related-party transactions contain covenants and warranties similar to those contained in all other transactions.

The California Sale
On September 27, 2019, we closed on the sale of substantially all of the operating and intangible assets of our four California offices in Corona, Hayward, Sacramento, and Fresno (collectively the "California Assets"), to Resolute Enterprises, LLC ("Resolute"), a Florida limited liability company and unaffiliated third party. We retained the net working capital of these offices. The aggregate purchase price for the California Assets consisted of $1.8 million paid in the form of a four-year promissory note accruing interest at an annual rate of 10% issued by Resolute to the Company. The promissory note is secured by the California Assets. The California Purchase Agreement contained negotiated representations, warranties, covenants, and indemnification provisions by the parties, which are believed to be customary for transactions of this type.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Year ended
	December 31, 2019	December 31, 2018
Revenue	$13,932,769	$722,849
Cost of staffing services	9,946,836	629,448
Gross profit	3,985,933	93,401
Gain on sale	137,437	-
SG&A	3,836,045	18,603
Net income before income taxes	287,325	74,798
Provision for income taxes	71,831	18,699
Net income	$215,494	$56,097

We continue to be involved with all of the offices we sold through franchise agreements, with the exception of the offices sold in California. For the year ended December 31, 2019, approximately $1.4 million is included in royalty revenue in our consolidated statement of operations that originated from sold locations that subsequently became franchisees. The term of the franchise agreements is five years, however we expect the franchise agreements to be renewed at the end of the current term.

Note 4 – Related Party Transactions

HQI shares some common ownership with Hire Quest Financial, LLC; Hirequest Insurance Company; Brave New World Services, LLC, formerly known as Hire Quest LTS, LLC; Bass Underwriters, Inc. and its related entities; Insurance Technologies, Inc., a number of our franchisees; and the not-for-profit Higher Quest Foundation, Inc.

Hire Quest Financial LLC (“HQF”)
Richard Hermanns, our President, CEO, Chairman of the Board, and most significant stockholder, and Edward Jackson, a member of our Board and a significant stockholder, collectively own a majority of HQF.

Prior to March 20, 2018, Legacy HQ had an agreement with HQF to provide finance and insurance related services and a line of credit. The management fee charged by HQF, which included the interest charge on the line of credit, amounted to 2% of the sales of our franchisee-owned and company-owned offices, also known as system-wide sales. Legacy HQ terminated this arrangement in March, 2018. Amounts included in our statements of operations for the year ended December 31, 2018 are approximately $249,000.

During the year ended December 31, 2018, Legacy HQ transferred approximately $1.8 million of accounts and notes receivable due from franchisees to HQF, as well as approximately $600,000 of investments and property and equipment. On July 15, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations.

The intercompany debt was entirely extinguished prior to the Merger between Legacy HQ and Command Center. At December 31, 2019 and December 31, 2018, HQI owed HQF approximately $-0- and $6.7 million, respectively.

Hirequest Insurance Company (“HQ Ins.”)
Mr. Hermanns, certain of his immediate family members, a dynasty trust under his control, Mr. Jackson, and certain of his immediate family members collectively own a majority of HQ Ins.

HQ Ins. is a North Carolina protected cell captive insurance company. Effective March 1, 2010, Legacy HQ purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Legacy HQ high-deductible workers’ compensation policy originally obtained through AIG and, later through ACE American Insurance Company (see Note 6 – Workers’ Compensation Insurance and Reserves). Legacy HQ terminated its policy with HQ Ins. on July 15, 2019 upon the closing of the Merger.

Premiums paid by Legacy HQ to HQ Ins. for workers compensation insurance during the years ended December 31, 2019 and December 31, 2018 are approximately $3.6 million and $5.5 million, respectively.

Brave New World Services, LLC, formerly known as Hire Quest LTS (“HQ LTS”)
Mr. Jackson and a relative of Mr. Hermanns collectively own a majority of HQ LTS.

Historically, HQ LTS employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. Payroll service fees paid to HQ LTS during the year ended December 31, 2019 and December 31, 2018 are approximately $19,000 and $38,000, respectively.

Jackson Insurance Agency, Bass Underwriters, Inc., and Insurance Technologies, Inc. (collectively, “Bass”)
Mr. Hermanns and Mr. Jackson collectively are the majority owners of Bass Underwriters. Mr. Jackson and Mr. Hermanns are also significant or majority stockholders of the following entities related to Bass: Bulldog Premium Finance LLC, Gridiron Insurance Underwriters, Inc., Insurance Technologies, Inc., and Genesis Educational Services of Florida, Inc. Mr. Jackson owns a majority stake in Jackson Insurance Agency.

Jackson Insurance Agency has historically brokered Legacy HQ’s property, casualty, general liability, and cybersecurity insurance. Since July 15, 2019, it has brokered these same policies for HQI. It also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees. Premiums paid to Bass during the year ended December 31, 2019 and December 31, 2018 are approximately $613,000 and $212,000, respectively. Bass does not retain the majority of the premiums but does profit by making a commission.

On October 24, 2019, we entered into an agreement with Insurance Technologies, an IT development and security firm, to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ Webconnect software. Insurance Technologies invoiced us $60,000 in 2019 pursuant to this agreement.

The Worlds Franchisees
Mr. Hermanns and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 20 Worlds Franchisees at December 31, 2019 that operated 57 of our 147 offices. There were 23 Worlds Franchisees that operated 50 of Legacy HQ’s 97 offices at December 31, 2018.

Balances regarding the Worlds Franchisees are summarized below:

	December 31, 2019	December 31, 2018
Due from franchisee	$993,495	$254,943
Risk management incentive program liability (asset)	1,027,960	(988,562)

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31, 2019	December 31, 2018
Franchisee royalties	$6,964,690	$5,900,637

Note 5 – Line of Credit

In July 2019, we entered into an agreement with Branch Banking and Trust Company, now Truist Bank (“BB&T”), for a $30 million line of credit with a $15 million sublimit for letters of credit. At December 31, 2019, $9.8 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, $1 million was utilized by a letter of credit that secures our paycard funding account, leaving $19.2 million available under the agreement for additional borrowings. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 6 – Workers’ Compensation Insurance and Reserves.

This line of credit is scheduled to mature on May 31, 2024. The current agreement bears interest at a variable rate equal to the Daily One Month London Interbank Offering Rate, or LIBOR, plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At December 31, 2019 the effective interest rate was 3.0%. A non-use fee of between 0.125% and 0.250% will accrue on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted BB&T a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, which will be tested quarterly, on a rolling four quarter basis, commencing with the four quarters ending September 30, 2020. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

In March 2018, Legacy HQ entered into a $5 million line of credit agreement with BB&T with an interest rate of LIBOR plus 1.75%. The line was collateralized by substantially all Legacy HQ assets and contained certain restrictive covenants. There were no borrowings on the line of credit at December 31, 2018. It was terminated in July 2019 upon the execution of the current agreement.

Prior to March 20, 2018, Legacy HQ had a $16 million line of credit with HQF. The line was collateralized by substantially all Legacy HQ assets and a personal guarantee of the CEO of Legacy HQ. In lieu of interest, use of the line of credit was included in the management fee of 2% of system-wide sales as described above in Note 4 – Related Party Transactions.

Note 6 – Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500,000 per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, we terminated our deductible reimbursement policy with HQ Ins. and have assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility of all claims occurring before July 15, 2019 remains with HQ Ins. We assumed the Legacy HQ policy with ACE.

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

Under these high deductible programs, HQI is effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.8 million, which we accomplished by providing letters of credit under our agreement with BB&T.

For workers’ compensation claims originating in the monopolistic jurisdictions of Washington, North Dakota, Ohio, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

The following table reflects the changes in our workers' compensation claims liability:

	December 31, 2019	December 31, 2018
Estimated future claims liabilities at the beginning of the period	$-	$-
Claims paid during the period	(1,237,977)	-
Additional future claims liabilities recorded during the period	5,082,478	-
Estimated future claims liabilities at the end of the period	$3,844,501	$-

Note 7 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of offices:

Franchised offices, December 31, 2017	79
Closed in 2018	(3)
Opened in 2018	21
Franchised offices, December 31, 2018	97
Closed in 2019	(10)
Opened in 2019	60
Franchised offices, December 31, 2019	147

Note 8 – Stockholders’ Equity

Tender Offer
In June 2019, we commenced an issuer tender offer to purchase up to 1,500,000 shares of our common stock at a fixed price of $6.00 per share. This tender offer expired on July 25, 2019, and we accepted for purchase approximately 1.4 million shares for an aggregate cost of approximately $8.4 million, excluding fees and expenses.

Issuance of Common Stock
In October 2019, we issued 8,750 shares of stock pursuant to the exercise of 8,750 common stock options with a strike price of $5.50 for a total purchase price of $48,125. In December 2019, we issued 22,917 shares of stock pursuant to the exercise of 22,917 common stock options with weighted average strike price of $4.96 for a total purchase price of $113,752.

Note 9 – Stock Based Compensation

Employee Stock Incentive Plan
Our 2008 Stock Incentive Plan (the “2008 Plan”), which permitted the grant of up to 533,333 equity awards, expired in January 2016. In November 2016, our stockholders approved a new stock incentive plan, the 2016 Plan, under which we are authorized to grant awards for up to 500,000 shares of our common stock over the 10 year life of the plan.

In September 2019, our Board approved a share purchase match program to encourage ownership and align the interests of key employees and directors. Under this program, we will match 20% of any shares of our commons stock purchased on the open market by key employees and directors up to $25,000 in aggregate value within any one-year period. These shares vest on the second anniversary of the date on which the matched shares were purchased. We issued approximately 2,000 shares under this program in 2019.

In September 2019, we issued 160,000 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $1.1 million for services, and to encourage retention, to certain employees. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our board of directors. These shares vest equally over approximately three years with the first vesting occurring the day before our annual stockholder meeting to be held in 2020, and the remainder vesting in equal portions on each of the first two anniversaries of that date.

In November 2019, we issued 9,833 shares of restricted common stock pursuant to the 2016 Plan valued at $58,506 to certain members of our Board of Directors for their services. Of these 9,833 shares, 8,194 shares vest equally over the following three months, and the remaining 1,639 shares vest equally over the following twenty-four months.

Also in November of 2019, we issued 4,202 shares of restricted common stock pursuant to the 2016 Plan valued at $25,002 to an employee in lieu of cash for a bonus, which vest equally over the following three months.

The following table summarizes our restricted stock outstanding at December 31, 2018, and changes during the period ended December 31, 2019.

	Shares	Weighted average grant date price
Non-vested, December 31, 2018	-	$-
Granted	264,035	7.15
Vested	(8,401)	6.19
Non-vested, December 31, 2019	255,634	7.18

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 24,000 and -0- stock options vested at December 31, 2019 and December 31, 2018, respectively.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average assumptions used in the model were as follows:

	2019	2018
Expected term (years)	2.3 - 8.9	-
Expected volatility	46.8 - 63.1%	0.0%
Dividend yield	0.0%	0.0%
Risk-free rate	1.7 - 2.4%	0.0%
Weighted average grant date fair value	$3.18	$-

The following table summarizes our stock options outstanding at December 31, 2018, and changes during the period ended December 31, 2019.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2018	-	$-	$-
Granted	160,832	5.86	3.18
Forfeited	(100,000)	5.70	3.16
Exercised	(31,667)	5.11	2.71
Outstanding, December 31, 2019	29,165	7.20	3.76

The following table summarizes our non-vested stock options outstanding at December 31, 2018, and changes during the period ended December 31, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2018	-	$-	$-
Granted	84,523	5.56	3.05
Forfeited	(57,857)	5.70	3.16
Vested	(21,250)	5.21	2.76
Non-vested, December 31, 2019	5,417	5.48	3.01

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $7.09 at December 31, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	29,166	$7.20	4.72	$50,637
Exercisable	23,749	7.59	3.89	12,237

At December 31, 2019, there was unrecognized stock-based compensation expense totaling approximately $1.4 million relating to non-vested options and restricted stock grants that will be recognized over the next 3.7 years.

Note 10 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation.

	December 31, 2019	December 31, 2018
Land	$472,492	$487,492
Buildings and improvements	1,231,308	1,305,280
Furniture and fixtures	762,314	377,110
Construction in progress	62,751	157,350
Accumulated depreciation	(628,179)	(281,351)
Total property and equipment, net	$1,900,686	$2,045,881

Construction in progress consists primarily of capitalized costs related to an addition to our corporate headquarters and internally-developed software.

Depreciation expense related to property and equipment totaled approximately $400,000 and $93,000 during the years ended December 31, 2019 and December 31, 2018, respectively.

Note 11 – Commitments and Contingencies

Consulting Agreement
As contemplated by the Merger Agreement, on July 15, 2019, we entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with our existing customers for which in return it is eligible to receive unregistered shares of our common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by us would be based on our gross revenue generated from the services of Dock Square as measured over a 12 month period. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the gross revenue generated from the services of Dock Square measured over a 3 year period. We refer to any such shares as the “Performance Shares.” We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed 1.6 million shares. Any Performance Shares would be in addition to the pro rata portion of the shares of our common stock that Dock Square’s members received as merger consideration at the closing of the Merger, along with the other investors in Legacy HQ. Dock Square would receive any declared and paid dividends on issued Performance Shares, including the unvested portion of such shares during the 3-year vesting measurement period, and the issued but unvested Performance Shares would vest upon a change of control. In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration. To date, no shares have been issued to Doc Square as performance targets have not been met.

Franchise Acquisition Indebtedness
We financed the purchase of several offices by new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2019 was approximately $2.5 million.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2019.

Note 12 – Income Tax

In conjunction with the Merger, Legacy HQ changed its status as an S-corporation to a C-corporation, and changed the method of accounting for income taxes from the cash basis of accounting to the accrual basis of accounting. This change in accounting basis resulted in the recognition an additional income tax of approximately $4.3 million that will paid over the next four years. In relation to this change in accounting method, we have a deferred tax liability of approximately $3.4 million. The Merger also resulted in the recognition of intangible assets that had no basis for income tax purposes, with the subsequent sale of these intangible assets resulting in a taxable gain.

The provision for income taxes is comprised of the following:

	December 31, 2019	December 31, 2018
Current:
Federal	$3,551,418	$-
State	996,510	39,728
Deferred:
Federal	(1,113,042)	-
State	46,110	-
Provision for income taxes	$3,480,996	$39,728

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets and liabilities
Workers' compensation claims liability	$947,023	$-
Depreciation and amortization	279,990	-
Bad debt reserve	41,436	-
Accrued vacation	37,771	-
Cash to accrual Section 481 adjustment	(3,000,216)	-
Stock based compensation	5,550	-
Total deferred tax liability	$(1,688,446)	$-

Management estimates that our effective tax rates was approximately 123% for 2019. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 31, 2019		December 31, 2018
Income tax expense based on statutory rate	$624,860	21.0%	$-	0.0%
Permanent differences	(789,810)	(26.5%)	-	0.0%
State income taxes expense net of federal taxes	820,698	27.6%	-	0.0%
WOTC	(498,000)	(16.7%)	-	0.0%
HQ Conversion to C Corp	3,320,594	111.6%	-	0.0%
Other	2,654	0.1%	39,728	0.6%
Total taxes (benefits) on income	$3,480,996	117.1%	$39,728	0.6%

Note 13 – Notes Receivable

Some franchisees have borrowed funds from us, primarily to finance the initial purchase price of franchised locations. Notes outstanding were approximately $11.4 million and $86,000 as of December 31, 2019 and December 31, 2018, respectively, net of allowance for losses.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each location and the ownership interests in the franchisee. Interest income on franchisee notes is reported in other miscellaneous income in our consolidated statements of operations and was approximately $280,000 and $16,000 in 2019 and 2018, respectively.

Based on our review of the financial condition of our franchisees that have borrowed funds, we have not established any allowance for losses as of December 31, 2019 and December 31, 2018. The following table summarizes changes in our notes receivable balance:

Balance as of December 31, 2017	$-
Notes issued	85,500
Payments received	-
Balance as of December 31, 2018	85,500
Notes issued	14,887,620
Payments received	(3,563,411)
Balance as of December 29, 2019	$11,409,709

Note 14 – Unaudited Quarterly Results of Operations

The following table displays our unaudited consolidated statement of operations for the fourth quarter ended December 31, 2019 and December 31, 2018:

	Quarter ended
	December 31, 2019	December 31, 2018
Franchise royalties	$5,396,922	$3,255,016
Service revenue	475,748	280,150
Total revenue	5,872,670	3,535,166
Selling, general and administrative expenses	3,131,312	1,339,504
Depreciation and amortization	324,502	66,252
Income from operations	2,416,856	2,129,410
Other miscellaneous income (expense)	(616)	41,112
Interest and other financing expense	(37,748)	(5,000)
Net income before income taxes	2,378,492	2,165,522
Benefit for income taxes	(1,399,406)	(13,277)
Income from continuing operations	3,777,898	2,178,799
Income (loss) from discontinued operations, net of tax	(315,067)	11,421
Net income	$3,462,831	$2,190,220

Basic earnings per share
Continuing operations	$0.28	$0.22
Discontinued operations	(0.02)	0.00
Total	$0.26	$0.22

Diluted earnings per share
Continuing operations	$0.28	$0.22
Discontinued operations	(0.02)	0.00
Total	$0.26	$0.22

Weighted average shares outstanding:
Basic	13,488,436	9,939,668
Diluted	13,490,636	9,939,668

Note 15 - Subsequent Events

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease ("COVID-19") was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19's effect on our operational and financial performance will depend on future developments, including the duration, spread, and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2019, due to the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective.

Management's Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

a)
pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

b)
provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of our management and directors; and

c)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

A system of controls, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the system of controls are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We identified a material weakness in our internal controls as we did not design procedures to detect errors in the material account "Due to franchisees," account balance such that we could provide reasonable assurance that transactions were recorded properly in the general ledger as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles.

Based on our evaluation under the framework described above, our management concluded that, due to the material weakness, our internal control over financial reporting was not effective as of December 31, 2019 in accordance with Item 308(a)(3) of Regulation S-K.

Remediation Efforts to Address Material Weakness
Management is committed to maintaining a strong internal control environment. In response to the identified material weakness, management has taken, and will continue to take, action toward the remediation of the material weaknesses in internal control over financial reporting, including hiring additional staff in the accounting department and implementing detection controls, including additional reconciliation, oversight, and review procedures.

Management believes the steps outlined above, when fully implemented, will remediate the material weakness described above. The Audit Committee of the Board of Directors and management will continue to monitor the implementation of these remediation measures and the effectiveness of our internal control over financial reporting on an ongoing basis.

Changes in Internal Control Over Financial Reporting
On July 15, 2019, we completed the Merger with Command Center. In connection with this Merger, the internal controls and internal control over financial reporting framework of Legacy HQ and Command Center are being integrated. Such integration has resulted in changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected our internal control over financial reporting. For example, the Company hired staff in the accounting department in preparation for public company financial statements and retained Command Center’s CFO with public company accounting experience. Other than such changes that have resulted and are expected to continue to result from such integration, including the remediation efforts described above, there have not been any material changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

On December 3, 2019, as part of our post-merger review of our corporate governance policies, we adopted and approved the HireQuest, Inc. Code of Ethics and Business Conduct (the “Code”). We adopted the Code to, among other things, address the changes to the Company resulting from the Merger. The Code applies to all directors, officers and employees of the Company and all of our subsidiaries. The Code replaces the Command Center, Inc. Standards of Ethics and Business Conduct in its entirety (the “Command Center Code”).

The adoption of the Code did not relate to or result in any waiver, whether explicit or implicit, of any provision of the Command Center Code. A copy of the Code is available on our website at www.hirequest.com by entering the “Invest in HireQuest” tab, then clicking the “Investor Relations” button, and finally selecting “Corporate Governance.” We will satisfy the disclosure requirement of Item 5.05 of Form 8-K (which requires disclosure on Form 8-K or the company website of certain waivers or amendments of the Code) by posting relevant information on our website at www.hirequest.com. The contents of our website are not incorporated by reference in this report.

The remaining information required by this Item 10 will be included in the Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”) or in an amendment ti this Annual Report on Form 10-K and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by this Item 11 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this Item 14 will be included in the Proxy Statement  or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) (1) All financial statements:

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

(c) Exhibits:

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Description
2.1	Plan of Conversion, dated September 9, 2019 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC September 9, 2019).
2.2
Agreement and Plan of Merger dated April 8, 2019, by and among Command Center, Inc., CCNI One, Inc., Command Florida, LLC, Hire Quest Holdings, LLC, and Richard Hermanns as Member Representative (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 9, 2019)

3.1
Certificate of Conversion, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC September 9, 2019).

3.2
Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC September 9, 2019).

3.3
Cover Sheet for Conversion of Business Entity and Articles of Conversion, as filed with the Secretary of State of Washington on September 11, 2019 (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed with the SEC September 9, 2019).

3.4	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC September 9, 2019).
4.1	Form of Common Stock Share Certificate (filed herewith).
4.2	Description of Securities (filed herewith).
10.1
Employment Agreement among HQ LTS Corporation, the Company, and Richard Hermanns (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC of September 26, 2019).

10.2
Employment Agreement among HQ LTS Corporation, the Company, and John D. McAnnar (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC of September 26, 2019).

10.3
Loan Agreement, dated as of July 11, 2019, by and among Branch Banking and Trust Company, Command Center, Inc., Command Florida, LLC, Hire Quest, L.L.C., HQ LTS Corporation, HQ Real Property Corporation, HQ Insurance Corporation, HQ Financial Corporation, and HQ Franchising Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2019).

10.4
Separation and Release of Claims Agreement by and between the Company and Richard K. Coleman executed August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2019).

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
10.8
Consulting Agreement by and between Command Center, Inc. and Dock Square HQ, LLC, dated July 15, 2019 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019).

10.9
Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019).

10.10
Executive Employment Agreement by and between the Company and Brendan Simaytis, dated June 30, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2019).

10.11
Consulting and Nondisclosure Agreement, dated as of June 30, 2019, by and between Command Center, Inc. and Brendan Simaytis (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on July 1, 2019).

10.12	Form of Asset Purchase Agreement (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019).
10.13
Amended and Restated Employment Agreement, by and between the Company and Richard K. Coleman, Jr., effective March 31, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 4, 2019).

10.14
Executive Employment Agreement, dated as of June 5, 2019, between Command Center, Inc. and Cory Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2019).

21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Chief Executive Officer - § 302 Certification (filed herewith).
31.2	Certification of Chief Financial Officer - § 302 Certification (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted in § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HIREQUEST, INC.

/s/ Richard F. Hermanns	Richard F. Hermanns	March 30, 2020
Signature	Printed Name	Date
President, Chief Executive Officer, Director

/s/ Cory Smith	Cory Smith	March 30, 2020
Signature	Printed Name	Date
Treasurer, Chief Financial Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Richard Hermanns, Cory Smith, and John McAnnar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ JD Smith	JD Smith	March 30, 2020
Signature	Printed Name	Date
Director

/s/ R. Rimmy Malhotra	R. Rimmy Malhotra	March 30, 2020
Signature	Printed Name	Date
Director

/s/ Kathleen Shanahan	Kathleen Shanahan	March 30, 2020
Signature	Printed Name	Date
Director

/s/ Payne Brown	Payne Brown	March 30, 2020
Signature	Printed Name	Date
Director

/s/ Lawrence F. Hagenbuch	Lawrence F. Hagenbuch	March 30, 2020
Signature	Printed Name	Date
Director

/s/ Edward Jackson	Edward Jackson	March 30, 2020
Signature	Printed Name	Date
Director

/s/ Richard F. Hermanns	Richard F. Hermanns	March 30, 2020
Signature	Printed Name	Date
Chairman of the Board of Directors