Form 10-Q
period 2020-03-31
HireQuest, Inc.
filed 2020-05-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2020

or

  ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-53088

HIREQUEST, INC.
(Exact name of registrant as specified in its Charter)

Delaware	91-2079472
(State of incorporation or organization)	(I.R.S. employer identification no.

111 Springhall Drive, Goose Creek, SC 29445
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (843) 723-7400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	HQI	The NASDAQ Stock Market LLC
Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☐, a smaller reporting company  ☑, or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at May 8, 2020: 13,545,123

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.
Consolidated Balance Sheets

	March 31, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$10,040,828	$4,187,450
Accounts receivable	24,426,333	28,201,279
Notes receivable	3,492,043	3,419,458
Prepaid expenses, deposits, and other assets	1,142,614	188,560
Prepaid workers' compensation	1,353,714	822,938
Other assets	163,625	201,440
Total current assets	40,619,157	37,021,125
Property and equipment, net	2,545,525	1,900,686
Notes receivable, net of current portion and reserve	6,113,071	7,990,251
Total assets	$49,277,753	$46,912,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$242,972	$253,845
Other current liabilities	2,248,690	1,893,846
Accrued benefits and payroll taxes	1,609,918	1,113,904
Due to affiliates	27,790	-
Due to franchisees	3,319,107	3,610,596
Risk management incentive program liability	2,123,117	1,811,917
Workers' compensation claims liability	2,521,132	2,327,869
Total current liabilities	12,092,726	11,011,977
Workers' compensation claims liability, net of current portion	1,642,560	1,516,633
Franchisee deposits	2,055,493	1,412,924
Deferred tax liability	1,006,961	1,688,446
Total liabilities	16,797,740	15,629,980
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 416,666 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,536,742 and 13,518,036 shares issued and outstanding, respectively	13,537	13,518
Additional paid-in capital	27,907,344	27,584,610
Retained earnings	4,559,132	3,683,954
Total stockholders' equity	32,480,013	31,282,082
Total liabilities and stockholders' equity	$49,277,753	$46,912,062

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Operations
(unaudited)

	Quarter ended
	March 31, 2020	March 31, 2019
Franchise royalties	$3,705,242	$3,156,135
Service revenue	414,739	316,115
Total revenue	4,119,981	3,472,250
Selling, general and administrative expenses	3,253,372	1,552,421
Depreciation and amortization	31,814	14,037
Income from operations	834,795	1,905,792
Other miscellaneous income	250,709	28,389
Interest and other financing expense	(11,289)	(184,972)
Net income before income taxes	1,074,215	1,749,209
Provision for income taxes	199,037	51,426
Income from continuing operations	875,178	1,697,783
Income from discontinued operations, net of tax	-	19,701
Net income	$875,178	$1,717,484

Basic earnings per share
Continuing operations	$0.06	$0.17
Discontinued operations	-	-
Total	$0.06	$0.17

Diluted earnings per share
Continuing operations	$0.06	$0.17
Discontinued operations	-	-
Total	$0.06	$0.17

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common stock
	Shares	Par value	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2018	9,939,668	$9,940	$6,938,953	$3,973,933	$10,922,826
Net distributions	-	-	(1,035,807)	-	(1,035,807)
Net income for the quarter	-	-	-	1,717,484	1,717,484
Balance at March 31, 2019	9,939,668	$9,940	$5,903,146	$5,691,417	$11,604,503

Balance at December 31, 2019	13,518,036	13,518	27,584,610	3,683,954	31,282,082
Stock-based compensation	-	-	322,734	-	322,734
Restricted common stock granted for services	18,706	19	-	-	19
Net income for the quarter	-	-	-	875,178	875,178
Balance at March 31, 2020	13,536,742	$13,537	$27,907,344	$4,559,134	$32,480,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Quarter ended
	March 31, 2020	March 31, 2019
Cash flows from operating activities
Net income	$875,178	$1,717,484
Income from discontinued operations	-	(19,701)
Net income from continuing operations	875,178	1,697,783
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	31,814	14,037
Allowance for losses on notes receivable	1,447,340	-
Stock based compensation	322,752	-
Deferred taxes	(681,485)	-
Changes in operating assets and liabilities:
Accounts receivable	3,774,946	(1,120,599)
Prepaid expenses, deposits, and other assets	(954,054)	(208,874)
Prepaid workers' compensation	(530,776)	-
Due from affiliates	-	143,022
Accounts payable	(10,873)	(12,411)
Risk management incentive program liability	311,200	-
Other current liabilities	354,844	-
Accrued benefits and payroll taxes	496,014	278,621
Due to franchisees	(291,489)	1,357,824
Workers' compensation claims liability	319,191	-
Net cash provided by operating activities - continuing operations	5,464,602	2,149,403
Net cash provided by (used in) operating activities - discontinued operations	37,815	(531,828)
Net cash provided by operating activities	5,502,417	1,617,575
Cash flows from investing activities
Purchase of property and equipment	(676,653)	(158,036)
Proceeds from the sale of property and equipment	-	13,815
Proceeds from payments on notes receivable	438,410	-
Cash issued for notes receivable	(81,155)	(11,000)
Net change in franchisee deposits	642,569	1,030,553
Net cash provided by investing activities	323,171	875,332
Cash flows from financing activities
Net change in line of credit	-	743,453
Payments to affiliates	-	(3,093,177)
Proceeds from affiliates	27,790	-
Net distributions to HQ, LLC members	-	(1,035,807)
Net cash provided by (used in) financing activities	27,790	(3,385,531)
Net increase (decrease) in cash	5,853,378	(892,624)
Cash, beginning of period	4,187,450	1,291,317
Cash, end of period	$10,040,828	$398,693
Supplemental disclosure of cash flow information
Interest paid	11,289	30,283
Income taxes paid	2,464	-

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of on-demand labor solution providers in the light industrial and blue-collar segments of the staffing industry. Through our franchisees, we provide various types of temporary personnel via two business models operating under the trade names “HireQuest Direct,” and “HireQuest.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel.

Basis of Presentation
We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2019. The results of operations for the quarter ended March 31, 2020 are not necessarily indicative of the results expected for the full year, or for any other period.

HQI is the product of a merger between Command Center, Inc. (“Command Center”), and Hire Quest Holdings, LLC, (“Hire Quest Holdings”). We refer to Hire Quest Holdings collectively with its wholly owned subsidiary, Hire Quest, LLC, as “Legacy HQ.” We refer to this merger, which closed on July 15, 2019, as the “Merger.” Upon the closing of the Merger, all of the ownership interests in Legacy HQ were converted into the right to receive an aggregate number of shares representing 68% of the total shares of the Company’s common stock outstanding immediately after the Merger. Because the Legacy HQ security holders received a majority of the equity securities and voting rights of the combined company upon the closing of the Merger, Legacy HQ is considered to be the accounting acquirer. This means that Legacy HQ will allocate the purchase price to the fair value of Command Center’s assets acquired and liabilities assumed on the acquisition date. This also means that Legacy HQ’s historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies will be included in our financial statements for all periods subsequent to the Merger. For additional information related to the Merger, see Note 2 – Acquisitions.

Consolidation
The consolidated financial statements include the accounts of HQI and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

GAAP requires the primary beneficiary of a variable interest entity (“VIE”), to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We provide acquisition financing to some of our franchisees that could result in us having to absorb losses which results in some of them being considered a VIE. We have reviewed our relationship with these franchisees and determined that we are not the primary beneficiary of any of these entities. Accordingly, these entities have not been consolidated.

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease ("COVID-19") was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19's effect on our operational and financial performance and the collectability of our notes receivable will depend on future developments, including the duration, spread, and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, if the pandemic continues to evolve into a severe worldwide health crisis, the disease could have a material adverse effect on the Company's business, results of operations, financial condition, and cash flows.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation Risk Management Incentive Program accrual, our deferred taxes, the reserve for losses on notes receivable, and the estimated fair value of assets acquired and liabilities assumed.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchisees and of previously company-owned offices. At March 31, 2020 and December 31, 2019, substantially all of our accounts receivable were due from customers of franchisees.

We own the accounts receivable from labor services provided by our franchisees. Accounts receivable that age beyond 84 days are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $99,000 and $168,000 at March 31, 2020 and December 31, 2019, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business line are based on a percentage of sales for services our franchisees provide to customers which ranges from 6% to 8%. Royalty fees from our HireQuest business line are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. We present revenue on a net basis as agent as opposed to a gross basis as principal. We recognize revenue when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all payroll related statutory obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. Royalty fees are reduced to reflect any royalty incentives earned or granted under these programs. These incentives and credits are provided to drive new location development, to encourage organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

Below are summaries of our franchise royalties disaggregated by brand:

	March 31, 2020	March 31, 2019
HireQuest Direct	$3,561,403	$2,890,714
HireQuest	143,839	265,421
Total	$3,705,242	$3,156,135

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other fees for optional services we provide. Interest income is recognized based on the effective interest rate applied to the outstanding principal balance. Revenue for optional services is recognized as services are provided.

Workers’ Compensation Claims Liability
We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that been incurred but not reported. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. Adjustments are made as necessary. If the actual cost of the claims exceeds the amount estimated, additional charges may be incurred.

Workers’ Compensation Risk Management Incentive Program (“RMIP”)
Our RMIP is designed to incentivize our franchises to keep our temporary employees safe and control their exposure to large workers’ compensation claims. We accomplish this by paying our franchisees an amount equivalent to a percentage of the premium our franchises pay for workers’ compensation insurance if they keep their workers’ compensation loss ratios below specified thresholds.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. Our allowance for losses on notes receivable was approximately $1.4 million and $-0- at March 31, 2020 and December 31, 2019, respectively.

Stock-Based Compensation
Periodically, we issue restricted common shares or options to purchase our common shares to our officers, directors, or employees. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight-line basis. The fair value of stock awards is based on the quoted price of our common stock on the grant date. The fair value of option awards is determined using the Black-Scholes valuation model.

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

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Quarter Ended
	March 30, 2020	March 30, 2019
Weighted average number of common shares used in basic net income per common share	13,533,247	9,939,668
Dilutive effects of stock options	1,753	-
Weighted average number of common shares used in diluted net income per common share	13,535,000	9,939,668

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding principal balance, net of estimates for losses, and are reviewed for impairment at least annually.

		Fair value
	Level	March 30, 2020	December 31, 2019
Cash	1	$10,040,828	$4,187,450
Notes receivable	2	9,605,114	11,409,709
Accounts receivable	2	24,426,333	28,201,279

Discontinued Operations
During the quarter ended September 29, 2019, we sold substantially all of the offices acquired in the Merger with Command Center. Accordingly, we present the assets and liabilities, operating results, and cash flows for these businesses and previously company-owned offices as discontinued operations, separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise.

Recently Adopted Accounting Pronouncements
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

Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

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

Note 2 – Acquisitions

On July 15, 2019, Command Center completed its acquisition of  Legacy HQ in accordance with the terms of the Agreement and Plan of Merger dated April 8, 2019. Upon the closing of the Merger, all of the membership interests in Hire Quest Holdings, LLC were converted into the right to receive 68% of the Company’s common stock outstanding immediately after the closing, or 9,939,668 shares.

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

Note 3 – Discontinued Operations

Prior to September 2019, we operated a number of company-owned offices. Subsequently, all owned offices were sold. The vast majority of these offices became franchisees. As a result, we no longer operate any company owned offices and operating results from company-owned locations are included in our consolidated financial statements as discontinued operations. The income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts:

	Quarter ended
	March 31, 2020	March 31, 2019
Revenue	$-	$179,747
Cost of staffing services	-	149,288
Gross profit	-	30,459
SG&A	-	4,190
Net income before tax	-	26,269
Provision for income taxes	-	6,567
Net income	$-	$19,701

We continue to be involved with the offices we sold through franchise agreements. The term of our franchise agreements is five years, subject to renewal at the end of the current term. For the quarter ended March 31, 2020 and March 31, 2019, approximately $783,000 and $-0- is included in royalty revenue in our consolidated statement of operations that originated from sold locations that subsequently became franchisees.

Note 4 – Related Party Transactions

Some significant shareholders of HQI also own portions of Hire Quest Financial, LLC; Hirequest Insurance Company; Brave New World Services, LLC, formerly known as Hire Quest LTS, LLC; Jackson Insurance Agency, Bass Underwriters, Inc. and its related entities; Insurance Technologies, Inc.; and a number of our franchisees.

Hire Quest Financial LLC (“HQF”)
Richard Hermanns, our President, CEO, Chairman of our Board, and most significant stockholder, and Edward Jackson, a member of our Board and a significant stockholder, own a majority of HQF, a financial services entity.

On July 14, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations. The intercompany debt was entirely extinguished prior to the Merger between Legacy HQ and Command Center. At March 31, 2020 and December 31, 2019, HQI was not indebted to HQF for any amount. We currently have no business dealings with HQF.

Hirequest Insurance Company (“HQ Ins.”)
Mr. Hermanns, his adult daughter, a trust established for the benefit of his children, and Mr. Jackson, collectively own a majority of HQ Ins., a North Carolina protected cell captive insurance company. Effective March 1, 2010, Hire Quest, LLC purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Hire Quest, LLC high-deductible workers’ compensation policy originally obtained through AIG and, later, through ACE American Insurance Company. Hire Quest, LLC terminated its policy with HQ Ins. on July 15, 2019 upon the closing of the Merger.  For additional information related to our workers’ compensation insurance, see Note 6 – Workers’ Compensation Insurance and Reserves.

Premiums invoiced by HQ Ins. to Legacy HQ for workers compensation deductible reimbursement insurance during the quarters ended March 31, 2020 and March 31, 2019 were approximately $-0- and $1.8 million, respectively. We currently have no business dealings with HQ Ins. other than cooperating to close Legacy HQ's workers' compensation claims.

Brave New World Services, LLC, formerly known as Hire Quest LTS (“HQ LTS”)
Mr. Jackson and Mr. Hermanns' son-in-law collectively own a majority of HQ LTS.

Historically, HQ LTS employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. HQ LTS invoiced us approximately $7,000 during the quarter ended March 31, 2019. We currently have no business dealings with HQ LTS.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")
Mr. Jackson owns a majority of Jackson Insurance. Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent. Jackson Insurance and Bass brokered Legacy HQ's property, casualty, general liability, and cybersecurity insurance prior to the Merger. Since July 15, 2019, they have brokered these same policies for the Company. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees.

Premiums, taxes, and fees invoiced by Jackson Insurance and Bass for the Company's 2020 polices were approximately $561,000 in the first quarter of 2020. These entities invoiced Hire Quest, LLC approximately $240,000 in the first quarter of 2019. Jackson Insurance and Bass do not retain the majority of the premiums, but they do retain a commission of approximately 9% - 15% of premiums depending on the market.

Insurance Technologies, Inc. ("Insurance Technologies")
Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively are the majority owners of Insurance Technologies, an IT development and security firm. On October 24, 2019, the Company entered into an agreement with Insurance Technologies to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ Webconnect software. Insurance Technologies invoiced the Company approximately $50,000 in the first quarter of 2020 pursuant to this agreement.

The Worlds Franchisees
Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 20 Worlds Franchisees at March 31, 2020 that operated 48 of our 135 offices.

Balances regarding the Worlds Franchisees are summarized below:

	March 31, 2020	December 31, 2019
Due to franchisee	$1,034,194	$993,495
Risk management incentive program	1,186,135	1,027,960

Transactions regarding the Worlds Franchisees are summarized below:

	Quarter ended
	March 31, 2020	March 31, 2019
Franchisee royalties	$1,373,876	$1,633,782

Note 5 – Line of Credit

In July 2019, we entered into an agreement with Branch Banking and Trust Company, now Truist Bank (“Truist”), for a $30 million line of credit with a $15 million sublimit for letters of credit. At March 31, 2020, $9.1 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, $1 million was utilized by a letter of credit that secures our paycard funding account, leaving $19.9 million potentially available under the agreement for additional borrowings. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 6 – Workers’ Compensation Insurance and Reserves.

This line of credit is scheduled to mature on May 31, 2024. Outstanding borrowings under the loan agreement currently bear interest at a variable rate equal to the Daily One Month London Interbank Offering Rate (“LIBOR”) plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At March 31, 2020 the effective interest rate was 2.5%. A non-use fee of between 0.125% and 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, which will be tested quarterly, on a rolling four quarter basis, commencing with the four quarters ending September 30, 2020. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

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

Command Center also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s most recent policy, which expired on March 1, 2020, ACE provided insurance for covered losses and expenses in excess of $500,000 per incident. Command Center’s ACE policy included a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500,000 (if any), but only up to $750,000 for that claim. All other claims within the policy year were subject to the $500,000 deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.1 million, which we accomplished by providing letters of credit under our agreement with Truist.

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

Note 7 – Stock Based Compensation

Employee Stock Incentive Plan
In November 2016, our stockholders approved a stock incentive plan (the “2016 Plan”) under which we are authorized to grant awards for up to 500,000 shares of our common stock over the 10-year life of the plan.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by key employees and directors up to $25,000 in aggregate value per individual within any one-year period. These shares vest on the second anniversary of the date on which the matched shares were purchased.

In January 2020, we issued 10,124 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $70,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 10,124 shares, 8,436 shares vest equally over the following three months, and the remaining 1,688 shares vest on the second anniversary of the date of grant. Also in January 2020, we issued 8,582 shares of restricted common stock pursuant to our share purchase match program valued at approximately $59,000.

In November 2019, we issued 9,833 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $59,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 9,833 shares, 8,194 shares vest equally over the following three months, and the remaining 1,639 shares vest on the second anniversary of the date of grant. Also in November of 2019, we issued 4,202 shares of restricted common stock pursuant to the 2016 Plan valued at $25,000 to an employee in lieu of cash for a bonus, which vest equally over the following three months.

In September 2019, we issued 160,000 shares of restricted common stock to certain key employees pursuant to the 2016 Plan valued at approximately $1.1 million for services, and to encourage retention. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our Board of Directors. These shares vest equally over approximately three years with the first vesting occurring the day before our annual stockholder meeting to be held in 2020, and the remainder vesting in equal portions on each of the first two anniversaries of that date.

The following table summarizes our restricted stock outstanding at December 31, 2019, and changes during the quarter ended March 31, 2020.

	Shares	Weighted average grant date price
Non-vested, December 31, 2019	255,634	$7.18
Granted	18,706	7.15
Vested	(14,057)	6.69
Non-vested, March 31, 2020	260,283	7.32

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 24,000 stock options vested at March 31, 2020 and December 31, 2019.

The following table summarizes our stock options outstanding at December 31, 2019, and changes during the quarter ended March 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2019	29,165	$7.20	$3.46
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, March 31, 2020	29,165	7.20	3.76

The following table summarizes our non-vested stock options outstanding at December 31, 2019, and changes during the quarter ended March 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2019	5,416	$5.48	$3.01
Granted	-	-	-
Forfeited	-	-	-
Vested	-	-	-
Non-vested, March 31, 2020	5,416	5.48	3.01

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $5.97 at March 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	29,165	$7.20	4.47	$36,171
Exercisable	23,749	7.59	3.64	32,334

At March 31, 2020, there was unrecognized stock-based compensation expense totaling approximately $1.3 million relating to non-vested options and restricted stock grants that will be recognized over the next 3.3 years.

Note 8 – Commitments and Contingencies

Franchise Acquisition Indebtedness
We financed the purchase of several offices by new franchisees with notes receivable. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs on March 31, 2020 and December 31, 2019 was approximately $2.5 million.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2020.

Note 9 – Income Tax

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or as the tax environment changes. For additional information related to our notes receivable, see Note 10 – Notes Receivable.

Our effective tax rate for the quarter ended March 31, 2020 was 18.5%. The difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences between the statutory federal income tax rate of 21.0% and our effective tax rate result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Note 10 – Notes Receivable

Some franchisees, as well as the purchaser of our previously owned California locations, have borrowed funds from us primarily to finance the initial purchase price of sold locations. Notes outstanding were approximately $9.6 million and $11.4 million as of March 31, 2020 and December 31, 2019, respectively, net of allowance for losses.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each location and the ownership interests in the franchisee. Interest income on franchisee notes is reported in other miscellaneous income in our consolidated statements of operations and was approximately $198,000 and $-0- in the quarters ended March 31, 2020 and March 31, 2019, respectively.

We estimate the allowance for loss for franchisees discretely from the allowance for loss from non-franchisees because of the level of detailed sales information available to us. There have been no historic losses for either segment.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.4 million as of March 31, 2020 for potentially uncollectible notes receivable. There were no loans in default as of March 31, 2020.

The following table summarizes changes in our notes receivable balance to franchisees:

Balance as of December 31, 2019	$9,702,471
Notes issued	38,000
Payments received	(438,410)
Change in valuation allowance	(366,472)
Balance as of March 31, 2020	$8,935,589

The following table summarizes changes in our notes receivable balance to non-franchisees:

Balance as of December 31, 2019	$1,707,238
Accrued interest	43,155
Total unpaid balance	1,750,393
Change in valuation allowance	(1,080,868)
Balance as of March 31, 2020	$669,525

Note 11 - Subsequent Events

Issuance of Common Stock
In April 2020, we issued 8,381 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $52,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 8,381 shares, 6,985 shares vest equally over the following three months, and the remaining 1,396 shares vest on the second anniversary of the date of grant.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; the impact of any global pandemic including the novel coronavirus disease (“COVID-19”); operating results; anticipated benefits of the merger with Command Center, Inc., or the conversion to the franchise model; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the merger with Command Center, Inc.; disruptions to our technology network including computer systems and software; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems; and the factors discussed in the “Risk Factors” section and elsewhere in our most recent Annual Report on Form 10-K which we filed with the SEC on March 30, 2020.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019 as the Merger. As of March 31, 2020, we had 135 franchisee-owned offices in 30 states and the District of Columbia. We provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

COVID-19

The recent coronavirus pandemic has already had, and we expect it to continue to have, a significant impact on our operations. In March 2020, infections of the novel coronavirus disease ("COVID-19") had become pandemic with persons testing positive in all fifty states and the District of Columbia. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while intended to protect human life, have had, and are expected to continue to have serious adverse impacts on domestic and foreign economies of uncertain duration. The effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is uncertain. Most economists are predicting the United States will soon enter, or may already have entered, a recession.

We entered 2020 prepared for a potential economic downturn with a strong balance sheet. Our assets exceeded liabilities by more than $30 million. In the first quarter of 2020, we significantly improved our already-strong cash position to $10 million. The sweeping nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term. But the likely overall impact of the pandemic is viewed as highly negative to the general economy. The COVID-19 outbreak has negatively impacted our operations and revenue as well as those of our franchisees. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter, these depressed sales have continued into April and May. Our system-wide sales appeared to be consistent for the last few weeks of April, however, they were lower than system-wide sales in March, and we expect negative impacts on system-wide sales and resulting revenue in the second quarter and, perhaps, beyond. What remains unclear and difficult to predict is the length of time we will stay at this comparatively reduced level of sales.

To date, our franchisees have closed or consolidated 13 offices at least, in part, due to the potential financial impacts of COVID-19. Of these closures, 11 were in metropolitan areas where our franchisees still maintain at least one office that we expect can service customers of the closed or consolidated offices. The other two offices did not historically produce significant amounts of system-wide sales or resulting revenue. It is possible that other offices may be forced to close. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality, catering, or auto auction services. We have witnessed a significant drop in the amount of hospitality, event service, catering, and auto auction business that our franchisees do. Our other lines of business may suffer in the future as well. For example, in a small number of jurisdictions our customers have been declared non-essential businesses causing business to slow extensively. Some of our other customers may choose voluntarily to close their worksites. To date, however, our business remails open, and we continue to provide key services to essential businesses.

In response to current economic conditions, we are taking appropriate measures to control and reduce selling, general, and administrative expense ("SG&A"). In addition, we placed a reserve of $1.4 million on the promissory notes we hold from our franchisees and the purchasers of our previously owned California offices. We calculated the reserve based on our review of the financial condition of the borrowers and of the underlying collateral. This reserve arose directly out of the impacts of COVID-19. We believed such a reserve would assist us in dealing with non-payment or delayed payment of portions of these notes.

As discussed more fully below, our already strong liquidity position has improved since December 31, 2019 because of decreased funding requirements for temporary employees which has caused our accounts receivable to be converted to cash upon collection. We increased our cash balance approximately $5.8 million in the first quarter of 2020 from $4.2 million at year end to $10.0 million. When combined with our borrowing capacity under our line of credit and lack of debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration of any such impacts cannot be predicted at this time.

Results of Operations

Financial Summary
The following table displays our consolidated statements of operations for the quarters ended March 31, 2020 and March 31, 2019 (in thousands, except percentages). Sales and expenses at company-owned offices are reflected on the line item, “Income from discontinued operations, net of tax.”

	Quarter ended
	March 31, 2020		March 31, 2019
Franchise royalties	$3,705	89.9%	$3,156	90.9%
Service revenue	415	10.1%	316	9.1%
Total revenue	4,120	100.0%	3,472	100.0%
Selling, general and administrative expenses	3,253(1)	79.0%	1,552	44.7%
Depreciation and amortization	32	0.7%	14	0.4%
Income (loss) from operations	835	20.3%	1,906	54.9%
Other miscellaneous income	251	6.1%	28	0.8%
Interest and other financing expense	(11)	(0.3%)	(185)	(5.3%)
Net income before income taxes	1,074	26.1%	1,749	50.4%
Provision (benefit) for income taxes	199	4.9%	51	1.5%
Income (loss) from continuing operations	875	21.2%	1,698	48.9%
Income from discontinued operations, net of tax	-	0.0%	20	0.6%
Net income (loss)	$875	21.2%	$1,717	49.5%

1.
Includes a reserve of approximately $1.4 million on notes receivable.

Quarter Ended March 31, 2020

Franchise Royalties
We charge our franchisees a royalty fee on gross billings to customers based on one of two models: the HireQuest Direct model or the HireQuest model. Under the HireQuest Direct model, the royalty fee charged ranges from 6% to 8% of gross billings. Royalty fees are charged at 8% for the first $1,000,000 of annual billing, with the royalty fee dropping ½ of 1% for every $1,000,000 of annual billing thereafter until the royalty fee is 6%. The smaller royalty fee is charged only on the incremental billing, resulting in an actual royalty fee at a blended rate between 6% and 8%. Under this model, we grant our franchisees credits for low margin business. Under the HireQuest model, the royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory.

Franchise royalties for the quarter ended March 31, 2020 were approximately $3.7 million, an increase of 17.4% from $3.2 million for the quarter ended March 31, 2019. Of this increase, approximately $783,000 arose from the offices acquired through the Merger. Royalty revenue during the last few weeks of the first quarter 2020 was negatively impacted by decreased activity related to COVID-19. This negative impact continued into the second quarter. We expect decreased royalty revenue in the second quarter, and perhaps, beyond when compared to historical levels.

Service Revenue
Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over 84 days are charged back to the franchisee and are no longer charged interest.

Service revenue for the quarter ended March 31, 2020 was approximately $415,000, an increase of $99,000 from approximately $316,000 in the first quarter of 2019. This increase is largely related to an increase in interest charged on overdue customer accounts receivable.

Selling, General, and Administrative Expenses (“SG&A”)
SG&A for the quarter was approximately $3.3 million, an increase of 109.6% from $1.6 million in the first quarter of 2019. The majority of this increase is due to a $1.4 million reserve placed on notes receivable we issued to finance the sale of offices acquired in the Merger. This reserve is directly related to the negative impact COVID-19 has had on the economy, the financial condition of our borrowers, and the value of the underlying collateral. We also had an increase in stock-based compensation of approximately $323,000, an increase in legal and professional fees of $282,000 primarily as a result of increased auditor and legal fees related to SEC filings, and increased compensation costs of approximately $147,000. These increased costs were offset by a decrease in workers’ compensation costs of approximately $702,000.

In the last few weeks of the first quarter, we significantly cut our payroll costs at our corporate headquarters to partially offset our expectation of decreased revenue resulting from COVID-19.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable issued in connection with the sale of offices acquired in the in the Merger. In addition, we have the capacity to borrow under our line of credit with Truist.

On March 31, 2020, our current assets exceeded our current liabilities by approximately $28.5 million. Our current assets included approximately $10.0 million of cash and $24.4 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $3.3 million due to our franchisees, $2.5 million related to our workers’ compensation claims liability, and $2.1 million due in relation to our risk management incentive program.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag employee pay – which is typically daily or weekly – our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection. We witnessed this in the first quarter of 2020 as COVID-19 decreased our temporary payroll requirements. Our cash balance rose from $4.2 million at the end of 2019 to $10.0 million at the end of the first quarter.

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit with Truist, will provide adequate resources to meet our working capital needs and cash requirements for at least the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Operating Activities
Net cash provided by operating activities from continuing operations for the quarter ended March 31, 2020 was approximately $5.5 million. Operating activity for the quarter included net income of approximately $875,000, a decrease in accounts receivable of approximately $3.8 million, and an increase in our allowance for losses on notes receivable of approximately $1.4 million. These provisions were offset by an increase in prepaid expenses, deposits, and other assets of approximately $954,000. Net cash provided by operating activities from continuing operations for the quarter ended March 31, 2019 was approximately $2.1 million. Operating activity for the first quarter of 2019 included net income from continuing operations of approximately $1.7 million and an increase of approximately $1.4 million due our franchisees. These provisions were offsets by a decrease in accounts payable of approximately $1.1 million.

Investing Activities
Net cash provided by investing activities for the quarter ended March 31, 2020 was approximately $323,000. Investing activity for the first quarter of 2020 included an increase in franchisee deposits of approximately $643,000 and payments on notes receivable of approximately $438,000, which were offset by the purchase of property and equipment of approximately $677,000. Net cash provided by investing activities for the quarter ended March 31, 2019 was approximately $875,000 and was primarily due an increase in franchisee deposits.

Financing Activities
Net cash provided by financing activities the quarter ended March 31, 2020 was approximately $28,000 and was due to an increase in amounts due from affiliates. Net cash used by financing activities for the quarter ended March 31, 2019 was approximately $3.3 million and was primarily due to payments to affiliates of approximately $3.1 million.

System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” We refer to offices that we owned and operated as “company-owned offices.” Sales at company-owned offices are reflected net of costs, expenses, and taxes associated with those sales on our financial statements as “Income from discontinued operations, net of tax.” We refer to the sum of franchise sales and sales at company-owned offices as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a non-GAAP measure. While we do not record franchise sales as revenue, management believes that information on system-wide sales is important to understanding the Company’s financial performance because those sales are the basis on which we calculate and record franchise royalty revenue, are directly related to interest charged on overdue accounts, which we record under service revenue, and are indicative of the financial health of the franchisee base. System-wide sales are not intended to represent revenue as defined by GAAP, and such information should not be considered as an alternative to revenue or any other measure of performance prescribed by U.S. GAAP.

During the first quarter of 2020, all of our offices were franchised. Accordingly, system-wide sales for the first quarter of 2020 were all produced at franchised offices. The following table reflects our system-wide sales broken into its components for the periods indicated:

	March 31, 2020	March 31, 2019
Franchise sales	$56,462,605	$47,384,474
Company-owned sales	-	179,747
System-wide sales	$56,462,605	$47,564,221

System-wide sales were $56.4 million in the first quarter of 2020, up $8.9 million or 18.7% over the first quarter of 2019. The increase in system-wide sales arose largely from the offices added in July 2019 via the Merger. In the closing weeks of the first quarter of 2020, we experienced a decline in week-over-week system-wide sales. This decline has continued into the second quarter. The week-over-week system-wide sales appeared to stabilize at a decreased level in the last few weeks of April. We expect system-wide sales to be lower in the second quarter, and perhaps, beyond.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn.

The following table accounts for the number of offices opened and closed or consolidated in the first quarter of 2020.

Franchised Offices, December 31, 2019	147
Closed or consolidated in 2020	(13)
Opened in 2020	1
Franchised Offices, March 31, 2020	135

Office closures and consolidations in the first quarter of 2020 were largely related to the economic impacts of COVID-19. Of the 13 closures or consolidations, 11 were in metropolitan areas where our franchisees still maintain one or multiple offices. The remaining 2 offices, Findlay, OH and Flagstaff, AZ, did not historically produce significant amounts of system-wide sales and resulting revenue. Accordingly, we do not expect such closures and consolidations in-and-of themselves to have a material impact on our system-wide sales, revenue, or other results of operations. It is difficult to predict whether the impacts of COVID-19 will cause more closures. A franchisee opened one office in Rock Hill, South Carolina.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Regulation S-K and, as such, we are not required to provide the information contained in this item pursuant to Regulation S-K.

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and our Chief Financial Officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, the Exchange Act), prior to the filing of this Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

(b) Changes in internal controls over financial reporting. There have not been any changes in our internal control over financial reporting during quarter ended March 31, 2020, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission on March 30, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not issue any unregistered securities during the quarter ended March 31, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our own securities during the quarter ended March 31, 2020.

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

/s/ Richard Hermanns	May 11, 2020
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	May 11, 2020
Cory Smith	Date
Chief Financial Officer