Form 10-Q
period 2020-06-30
HireQuest, Inc.
filed 2020-08-11
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☑, a smaller reporting company  ☑, or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Number of shares of issuer's common stock outstanding at August 10, 2020: 13,589,790

HireQuest, Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.
Consolidated Balance Sheets

	June 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$13,746,445	$4,187,450
Accounts receivable, net of allowance for doubtful accounts	19,646,917	28,201,279
Notes receivable	2,190,431	3,419,458
Prepaid expenses, deposits, and other assets	1,097,399	188,560
Prepaid workers' compensation	1,899,899	822,938
Other assets	-	201,440
Total current assets	38,581,091	37,021,125
Property and equipment, net	2,788,683	1,900,686
Intangible assets, net	23,978	-
Notes receivable, net of current portion and reserve	6,799,848	7,990,251
Total assets	$48,193,600	$46,912,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$85,359	$253,845
Other current liabilities	1,143,872	1,893,846
Accrued benefits and payroll taxes	1,520,677	1,113,904
Due to franchisees	2,744,587	3,610,596
Risk management incentive program liability	2,021,605	1,811,917
Workers' compensation claims liability	2,884,656	2,327,869
Total current liabilities	10,400,756	11,011,977
Workers' compensation claims liability, net of current portion	1,871,457	1,516,633
Franchisee deposits	1,423,635	1,412,924
Deferred tax liability	618,376	1,688,446
Total liabilities	14,314,224	15,629,980
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,575,123 and 13,518,036 shares issued and outstanding, respectively	13,575	13,518
Additional paid-in capital	28,149,667	27,584,610
Retained earnings	5,716,134	3,683,954
Total stockholders' equity	33,879,376	31,282,082
Total liabilities and stockholders' equity	$48,193,600	$46,912,062

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Franchise royalties	$2,639,287	$2,981,420	$6,344,529	$6,137,556
Service revenue	261,703	257,245	676,441	573,359
Total revenue	2,900,990	3,238,665	7,020,970	6,710,915
Selling, general and administrative expenses	1,931,076	871,444	5,184,447	2,423,865
Depreciation and amortization	32,402	21,393	64,215	35,430
Income from operations	937,512	2,345,828	1,772,308	4,251,620
Other miscellaneous income	288,837	218,471	539,545	246,860
Interest and other financing expense	(17,850)	(230,404)	(29,139)	(415,376)
Net income before income taxes	1,208,499	2,333,895	2,282,714	4,083,104
Provision for income taxes	51,497	48,181	250,534	99,606
Income from continuing operations	1,157,002	2,285,714	2,032,180	3,983,498
Income from discontinued operations, net of tax	-	20,382	-	40,083
Net income	$1,157,002	$2,306,096	$2,032,180	$4,023,581

Basic earnings per share
Continuing operations	$0.09	$0.23	$0.15	$0.40
Discontinued operations	-	-	-	-
Total	$0.09	$0.23	$0.15	$0.40

Diluted earnings per share
Continuing operations	$0.09	$0.23	$0.15	$0.40
Discontinued operations	-	-	-	-
Total	$0.09	$0.23	$0.15	$0.40

Weighted average shares outstanding:
Basic	13,547,950	9,939,668	13,540,599	9,939,668
Diluted	13,549,727	9,939,668	13,542,758	9,939,668

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common stock
Six months ended	Shares	Par value	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2019	13,518,036	$13,518	$27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	565,057	-	565,057
Restricted common stock granted for services	57,087	57	-	-	57
Net income for the quarter or year	-	-	-	2,032,180	2,032,180
Balance at June 30, 2020	13,575,123	$13,575	$28,149,667	$5,716,134	$33,879,376

Balance at December 31, 2018	9,939,668	$9,940	$6,938,953	$3,973,933	$10,922,826
Net distributions	-	-	(1,785,833)	-	(1,785,833)
Net income for the quarter or year	-	-	-	4,023,581	4,023,581
Balance at June 30, 2019	9,939,668	$9,940	$5,153,120	$7,997,514	$13,160,574

Three months ended
Balance at March 31, 2020	13,536,742	$13,537	$27,907,344	$4,559,132	$32,480,013
Stock-based compensation	-	-	242,323	-	242,323
Restricted common stock granted for services	38,381	38	-	-	38
Net income for the quarter or year	-	-	-	1,157,002	1,157,002
Balance at June 30, 2020	13,575,123	$13,575	$28,149,667	$5,716,134	$33,879,376

Balance at March 31, 2019	9,939,668	$9,940	$5,903,146	$5,691,418	$11,604,504
Net distributions	-	-	(750,026)	-	(750,026)
Net income for the quarter or year	-	-	-	2,306,096	2,306,096
Balance at June 30, 2019	9,939,668	$9,940	$5,153,120	$7,997,514	$13,160,574

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Six months ended
	June 30, 2020	June 30, 2019
Cash flows from operating activities
Net income	$2,032,180	$4,023,580
Loss from discontinued operations	-	(40,083)
Net income from continuing operations	2,032,180	3,983,497
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	64,215	35,430
Allowance for losses on notes receivable	1,598,673	-
Stock based compensation	565,114	-
Deferred taxes	(1,070,070)	-
Gain on disposition of property and equipment	-	(189,591)
Changes in operating assets and liabilities:
Accounts receivable	8,554,362	199,059
Prepaid expenses, deposits, and other assets	(908,839)	(24,693)
Prepaid workers' compensation	(1,076,961)	(758,410)
Accounts payable	(168,486)	(35,752)
Risk management incentive program liability	209,688	361,202
Other current liabilities	(787,765)	89,162
Accrued benefits and payroll taxes	406,773	356,425
Due to franchisees	(866,009)	1,442,586
Workers' compensation claims liability	911,611	-
Net cash provided by operating activities - continuing operations	9,464,486	5,458,915
Net cash provided by (used in) operating activities - discontinued operations	201,440	(3,911,066)
Net cash provided by operating activities	9,665,926	1,547,849
Cash flows from investing activities
Purchase of property and equipment	(952,212)	(261,064)
Proceeds from the sale of property and equipment	-	563,795
Purchase of intangible assets	(23,978)	-
Proceeds from payments on notes receivable	1,002,858	-
Cash issued for notes receivable	(182,101)	(24,505)
Net change in franchisee deposits	10,711	704,800
Net cash (used in) provided by investing activities	(144,722)	983,026
Cash flows from financing activities
Payments to affiliates	-	(2,025,062)
Proceeds from affiliates	37,791	-
Net distributions to Legacy HQ members	-	(1,785,833)
Net cash provided by (used in) financing activities	37,791	(3,810,895)
Net increase (decrease) in cash	9,558,995	(1,280,020)
Cash, beginning of period	4,187,450	1,291,317
Cash, end of period	$13,746,445	$11,297
Supplemental disclosure of cash flow information		-
Interest paid	29,139	415,376
Income taxes paid	1,665,099	-

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Notes to Consolidated Financial Statements

Note 1 – Basis of Presentation and Summary of Significant Accounting Policies

HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of on-demand labor solution providers in the light industrial and blue-collar segments of the staffing industry. Through our franchisees, we provide various types of temporary personnel via two business models operating under the trade names “HireQuest Direct” and “HireQuest.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel.

Basis of Presentation
We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting and rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2019. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

HQI is the product of a merger between Command Center, Inc. (“Command Center”) and Hire Quest Holdings, LLC (“Hire Quest Holdings”). We refer to Hire Quest Holdings collectively with its wholly owned subsidiary, Hire Quest, LLC, as “Legacy HQ.” We refer to this merger, which closed on July 15, 2019, as the “Merger.” Upon the closing of the Merger, all of the ownership interests in Legacy HQ were converted into the right to receive an aggregate number of shares representing 68% of the total shares of the Company’s common stock outstanding immediately after the Merger. Because the Legacy HQ security holders received a majority of the equity securities and voting rights of the combined company upon the closing of the Merger, Legacy HQ is considered to be the accounting acquirer. This means that Legacy HQ will allocate the purchase price to the fair value of Command Center’s assets acquired and liabilities assumed on the acquisition date. This also means that Legacy HQ’s historical financial statements replace Command Center’s historical financial statements following the completion of the Merger, and the results of operations of both companies are included in our financial statements for all periods subsequent to the Merger. For additional information related to the Merger, see Note 2 – Acquisitions.

Consolidation
The consolidated financial statements include the accounts of HQI and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

U.S. GAAP requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the beneficiary. We provide acquisition financing to some of our franchisees that could result in our having to absorb losses. This results in some franchisees being considered VIEs. We have reviewed our relationship with each of these franchisees and determined that we are not the primary beneficiary of any of these entities. Accordingly, these entities have not been consolidated.

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease ("COVID-19") was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19's effect on our operational and financial performance and the collectability of our notes receivable will depend on future developments, including the duration, spread, and intensity of the pandemic, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic has had a material adverse effect on our business and results of operations. If the pandemic continues to be a severe worldwide health crisis, the disease could have a material adverse effect on our future business, results of operations, financial condition, and cash flows.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchisees and of previously company-owned offices. At June 30, 2020 and December 31, 2019, substantially all of our accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond 84 days. When accounts receivable age beyond 84 days, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services originally provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $129,000 and $168,000 at June 30, 2020 and December 31, 2019, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. We present revenue on a net basis as agent as opposed to a gross basis as principal. We recognize revenue when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all payroll related statutory obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. Royalty fees are reduced to reflect any incentives earned or credits granted under these programs. These incentives and credits are provided to encourage new office development, organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

Below are summaries of our franchise royalties disaggregated by brand:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
HireQuest Direct	$2,468,581	$2,756,048	$6,029,984	$5,646,762
HireQuest	170,706	225,372	314,545	490,794
Total	$2,639,287	$2,981,420	$6,344,529	$6,137,556

Service revenue, which forms the other component of our total revenue, consists of interest we charge our franchisees on overdue customer accounts receivable and other fees for optional services we provide. We recognize interest income based on the effective interest rate applied to the outstanding principal balance of overdue accounts. We recognize revenue from optional services as we provide them.

Workers’ Compensation Claims Liability
We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary on an ongoing basis. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

Workers’ Compensation Risk Management Incentive Program (“RMIP”)
Our RMIP is designed to incentivize our franchises to keep our temporary employees safe and control their exposure to large workers’ compensation claims. We accomplish this by refunding our franchisees a portion of the premium they pay for workers’ compensation insurance if they keep their workers’ compensation loss ratios below specified thresholds.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised offices. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. Our allowance for losses on notes receivable was approximately $1.6 million and $-0- at June 30, 2020 and December 31, 2019, respectively.

Stock-Based Compensation
Periodically, we issue restricted common shares or options to purchase our common shares to our officers, directors, or employees. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight-line basis. The fair value of stock awards is based on the quoted price of our common stock on the grant date. We use the Black-Scholes valuation model to determine the value of option awards.

Intangible Assets – Internal Use Software
We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third-parties for development services and payroll costs for employees' time spent developing the software. We expense costs incurred during the preliminary project stage along with post-implementation stages as we incur them.

Capitalized development costs will be amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Earnings per Share
We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at June 30, 2020 totaled approximately 29,000.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Weighted average number of common shares used in basic net income per common share	13,547,950	9,939,668	13,540,599	9,939,668
Dilutive effects of stock options	1,777	-	2,159	-
Weighted average number of common shares used in diluted net income per common share	13,549,727	9,939,668	13,542,758	9,939,668

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding principal balance, net of estimates for losses, and is reviewed for impairment at least annually.

		Fair value
	Level	June 30, 2020	December 31, 2019
Cash	1	$13,746,445	$4,187,450
Notes receivable	2	8,990,279	11,409,709
Accounts receivable	2	19,646,917	28,201,279

Discontinued Operations
During the third quarter of 2019, we sold substantially all of the offices we acquired in the Merger with Command Center. Accordingly, we present the assets and liabilities, operating results, and cash flows for these previously company-owned offices as discontinued operations separate from our continuing operations for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The standard was issued as a means to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard.  The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. We are currently evaluating the impacts of adoption of the new guidance to our consolidated financial statements.

We do not expect other accounting standards that the FASB or other standards-setting bodies have issued to have a material impact on our financial position, results of operations, or cash flows.

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

The fair value of the purchase consideration is calculated based on the Company's stock price as it is considered to be more reliable than the fair value of the membership interests of Legacy HQ, a private company. Consideration is calculated based on the Company's closing share price of $5.76 on July 15, 2019.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Closing share price on July 15, 2019	$5.76
Common stock	4,677,487
Stock consideration	$26,942,325

Accounts receivable	$10,480,907
Cash and cash equivalents	5,376,543
Identifiable intangible assets	17,015,857
Other current assets	725,453
Property, plant and equipment, net	281,186
Right-of-use asset	1,642,695
Current liabilities	(3,124,081)
Lease liabilities	(1,624,461)
Deferred tax liability	(2,930,947)
Other liabilities	(900,827)
Purchase price allocation	$26,942,325

Note 3 – Discontinued Operations

Prior to September 2019, we operated a number of company-owned offices. Subsequently, all of these company-owned offices were sold, the vast majority becoming franchisees, and we now no longer operate any company-owned offices. Operating results from company-owned offices are included in our consolidated financial statements as discontinued operations. The income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Revenue	$-	$202,579	$-	$382,326
Cost of staffing services	-	170,960	-	320,248
Gross profit	-	31,619	-	62,078
SG&A	-	4,443	-	8,634
Net income before tax	-	27,176	-	53,444
Provision for income taxes	-	6,794	-	13,361
Net income	$-	$20,382	$-	$40,083

We continue to be involved with the offices we sold through franchise agreements. The term of our franchise agreements is five years, subject to renewal at the end of the current term. Franchise royalties from sold locations that subsequently became franchisees for the three months ended June 30, 2020 and June 30, 2019 were approximately $570,000 and $-0-, respectively. For the six months ended June 30, 2020 and June 30, 2019, these franchise royalties were approximately $1.4 million and $-0-, respectively.

Note 4 – Related Party Transactions

Some significant shareholders of HQI also own portions of Hire Quest Financial, LLC; Hirequest Insurance Company; Brave New World Services, LLC, formerly known as Hire Quest LTS, LLC; Jackson Insurance Agency, Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

Hire Quest Financial LLC (“HQF”)
Richard Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and Edward Jackson, a member of our Board and a significant stockholder, own a majority of HQF, a financial services entity.

On July 14, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations. The intercompany debt was entirely extinguished prior to the Merger between Legacy HQ and Command Center. At June 30, 2020 and December 31, 2019, HQI was not indebted to HQF for any amount. We do not have any current or planned business dealings with HQF.

Hirequest Insurance Company (“HQ Ins.”)
Mr. Hermanns, his wife, his adult daughter, a trust established for the benefit of his children, and Mr. Jackson, collectively own a majority of HQ Ins., a North Carolina protected cell captive insurance company. Effective March 1, 2010, Hire Quest, LLC purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Hire Quest, LLC high-deductible workers’ compensation policy originally obtained through AIG and, later, through ACE American Insurance Company. Hire Quest, LLC terminated its policy with HQ Ins. on July 15, 2019 upon the closing of the Merger.

Premiums invoiced by HQ Ins. to HQI and Legacy HQ for workers compensation deductible reimbursement insurance during the quarters ended June 30, 2020 and June 30, 2019 were $-0- and approximately $1.8 million, respectively. Premiums invoiced by HQ Ins. to HQI and Legacy HQ for workers compensation deductible reimbursement insurance during the two quarters ended June 30, 2020 and June 30, 2019 were $-0- and approximately $3.6 million, respectively. We do not have any current or planned business dealings with HQ Ins. other than cooperating to close Legacy HQ's workers' compensation claims.

Brave New World Services, LLC, (“BNW”) formerly known as Hire Quest LTS, LLC
Mr. Jackson and Mr. Hermanns' son-in-law collectively own a majority of BNW.

Historically, BNW employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. Amounts invoiced by BNW to HQI and Legacy HQ for payroll services during the three months ended June 30, 2020 and June 30, 2019 were $-0- and approximately $11,000, respectively. Amounts invoiced by BNW to HQI and Legacy HQ for payroll services during the six months ended June 30, 2020 and June 30, 2019 were $-0- and approximately $17,000, respectively. We do not have any current or planned business dealing with BNW.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")
Mr. Jackson owns a majority of Jackson Insurance. An immediate family member, owns the remainder. Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent. Jackson Insurance and Bass brokered Legacy HQ's property, casualty, general liability, and cybersecurity insurance prior to the Merger. Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the franchisees containing significant ownership interests of Mr. Jackson and immediate family members of Mr. Hermanns.

Jackson Insurance and Bass did not invoice HQI or Legacy HQ for premiums, taxes, or fees during the quarter ended June 30, 2020 or June 30, 2019. Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI and Legacy HQ for these insurance policies during the six months ended June 30, 2020 and June 30, 2019 were approximately $662,000 and $240,000, respectively. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI and Legacy HQ, but they do retain a commission of approximately 9% - 15% of premiums.

Insurance Technologies, Inc. ("Insurance Technologies")
Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Insurance Technologies, an IT development and security firm. On October 24, 2019, HQI entered into an agreement with Insurance Technologies to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ Webconnect software. This arrangement was reviewed and approved by the Audit Committee of our Board of Directors.

During the three months ended June 30, 2020, Insurance Technologies invoiced HQI approximately $50,000 for services provided pursuant to this agreement. Insurance Technologies invoiced HQI approximately $101,000 during the six months ended June 30, 2020.

The Worlds Franchisees
Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 20 Worlds Franchisees at June 30, 2020 that operated 48 of our 136 offices.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Franchisee royalties	$1,089,020	$1,659,716	$2,462,895	$3,293,498

Balances regarding the Worlds Franchisees are summarized below:

	June 30, 2020	December 31, 2019
Due to franchisee	$773,247	$993,495
Risk management incentive program	988,817	1,027,960

Note 5 – Line of Credit

In July 2019, we entered into an agreement with Branch Banking and Trust Company, now Truist Bank (“Truist”), for a $30 million line of credit with a $15 million sublimit for letters of credit. At June 30, 2020, $9.1 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $1.0 million was utilized by a letter of credit that secures our paycard funding account, leaving $19.9 million potentially available under the agreement for additional borrowings.

This line of credit is scheduled to mature on May 31, 2024. Outstanding borrowings under the loan agreement currently bear interest at a variable rate equal to the Daily One Month London Interbank Offering Rate plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At June 30, 2020 the effective interest rate was 1.44%. A non-use fee of between 0.125% and 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, which will be tested quarterly, on a rolling four quarter basis, commencing with the four quarters ending September 30, 2020. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

Note 6 – Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500,000 per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility of all claims occurring before July 15, 2019 remains with HQ Ins. We assumed the Legacy HQ policy with ACE.

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

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.1 million, which we accomplished by providing a letter of credit under our agreement with Truist.

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

Note 7 – Stock Based Compensation

Employee Stock Incentive Plan
In November 2016, our stockholders approved a stock incentive plan (the “2016 Plan”) under which we were authorized to grant awards for up to 500,000 shares of our common stock over the 10-year life of the plan. In June 2020, our stockholders approved a new stock incentive plan (the “2019 Plan”) that replaced the 2016 Plan. Under the terms of the 2019 Plan, we are authorized to grant awards for up to 1.5 million shares of our common stock over the 10-year life of the plan. Outstanding awards under the 2016 Plan remain in effect according to the terms of the plan and the award documents.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by key employees and directors up to $25,000 in aggregate value per individual within any one-year period. These shares vest on the second anniversary of the date on which the matched shares were purchased. During 2020, we issued 19,612 shares valued at approximately $115,000 under this program. During 2019, we issued 1,639 shares valued at approximately $10,000 under this program.

In June 2020, we issued 30,000 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $188,000 to non-employee members of our Board of Directors for services. These shares vest equally over the following three months.

In April 2020, we issued 8,381 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $53,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 8,381 shares, 6,985 shares vest equally over the following three months, and the remaining 1,396 shares vest on the second anniversary of the date of grant.

In January 2020, we issued 10,124 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $70,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 10,124 shares, 8,436 shares vested equally over the following three months, and the remaining 1,688 shares vest on the second anniversary of the grant date. Also in January 2020, we issued 8,582 shares of restricted common stock pursuant to our share purchase match program valued at approximately $59,000.

In November 2019, we issued 9,833 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $59,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 9,833 shares, 8,194 shares vested equally over the following three months, and the remaining 1,639 shares vest on the second anniversary of the date of grant. Also in November of 2019, we issued 4,202 shares of restricted common stock pursuant to the 2016 Plan valued at $25,000 to an employee in lieu of cash for a bonus, which vested equally over the following three months.

In September 2019, we issued 160,000 shares of restricted common stock to certain key employees pursuant to the 2016 Plan valued at approximately $1.1 million for services, and to encourage retention. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our Board of Directors. These shares vest equally over approximately three years with the first vesting occurring on June 14, 2020, the day before our annual stockholder meeting, and the remainder vesting in equal portions on each of the first two anniversaries of that date.

The following table summarizes our restricted stock outstanding at December 31, 2019, and changes during the six months ended June 30, 2020.

	Shares	Weighted average grant date price
Non-vested, December 31, 2019	255,634	$7.18
Granted	57,087	6.48
Vested	(27,705)	6.48
Non-vested, June 30, 2020	285,016	7.10

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 26,000 and 24,000 stock options vested at June 30, 2020 and December 31, 2019, respectively .

The following table summarizes our stock options outstanding at December 31, 2019, and changes during the six months ended June 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2019	29,165	$7.20	$3.76
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, June 30, 2020	29,165	7.20	3.76

The following table summarizes our non-vested stock options outstanding at December 31, 2019, and changes during the six months ended June 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2019	5,416	$5.48	$3.01
Granted	-	-	-
Forfeited	-	-	-
Vested	(2,187)	5.50	3.05
Non-vested, June 30, 2020	3,229	5.47	2.98

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $6.19 at June 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	29,165	$7.20	4.22	$26,984
Exercisable	25,936	7.41	3.78	6,997

At June 30, 2020, there was unrecognized stock-based compensation expense totaling approximately $1.1 million relating to non-vested options and restricted stock grants that will be recognized over the next 3.2 years.

Note 8 – Commitments and Contingencies

Franchise Acquisition Indebtedness
New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs on June 30, 2020 and December 31, 2019 was approximately $2.3 million and $2.5 million, respectively.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2020.

Note 9 – Income Tax

Income tax expense during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, plus any significant unusual or infrequently occurring items which are recorded in the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates.  The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

Our effective tax rate for the three and six months ended June 30, 2020 was 4.5% and 12.3%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation. Our effective tax rate for the three and six months ended June 30, 2019 was 2.1% and 2.5%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the Company being a pass-through entity before the Merger on July 15, 2019.

Note 10 – Notes Receivable

Some franchisees, as well as the purchaser of our previously owned California locations, have borrowed funds from us primarily to finance the initial purchase price of office assets. Notes outstanding net of allowance for losses were approximately $9.0 million and $11.4 million as of June 30, 2020 and December 31, 2019, respectively.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes as other miscellaneous income in our consolidated statements of operations. This interest income was approximately $176,000 and $3,000 during the three months ended June 30, 2020 and June 30, 2019, respectively, and approximately $374,000 and $3,000 in the six months ended June 30, 2020 and June 30, 2019, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former. There have been no historic losses for either segment.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.6 million as of June 30, 2020 for potentially uncollectible notes receivable. There were no notes receivable in default as of June 30, 2020.

The following table summarizes changes in our notes receivable balance to franchisees:

Balance as of December 31, 2019	$9,702,471
Notes issued	54,524
Accrued interest	40,793
Payments received	(916,074)
Change in valuation allowance	(405,314)
Balance as of June 30, 2020	$8,476,400

The following table summarizes changes in our notes receivable balance to non-franchisees:

Balance as of December 31, 2018	$1,707,238
Accrued interest	86,785
Payments received	(86,785)
Change in valuation allowance	(1,193,359)
Balance as of June 30, 2020	$513,879

Note 11 - Subsequent Events

In July 2020, we issued 8,874 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $55,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these 8,874 shares, 7,396 shares vest equally over the following three months, and the remaining 1,478 shares vest on the second anniversary of the date of grant. Also in July 2020, we issued 6,468 shares of restricted common stock pursuant to our share purchase match program valued at approximately $40,000.

Effective July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock. Through August 10, 2020, we have repurchased 1,922 shares of common stock at an aggregate price of approximately $12,000, resulting in an average share price of $6.20 per share. These shares will be held in treasury.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales (a non-GAAP financial measure), and the growth thereof; the impact of any global pandemic including the novel coronavirus disease (“COVID-19”); operating results; anticipated benefits of the merger with Command Center, Inc., or the conversion to the franchise model; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the merger with Command Center, Inc.; disruptions to our technology network including computer systems and software; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems; the factors discussed in the “Risk Factors” section herein and in our most recent Annual Report on Form 10-K which we filed with the SEC on March 30, 2020; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019 as the Merger. As of June 30, 2020, we had 136 franchisee-owned offices in 30 states and the District of Columbia. We provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

COVID-19

The coronavirus pandemic has significantly impacted our operations. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and took dramatic action, including ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while intended to protect human life, have had, and are expected to continue to have, serious adverse impacts on our business and the economy as a whole. While several states have begun the reopening process, it is unclear when, or if, a full economic recovery will occur. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is also uncertain.

We entered 2020 with a strong balance sheet. Our assets exceeded liabilities by more than $28 million. In the first six months of 2020, we significantly improved our liquidity position, primarily by converting accounts receivable into cash. Current assets improved from $46.9 million on December 31, 2019 to $48.2 million on June 30, 2020. We have remained profitable throughout the first six months of 2020. Still, the sweeping and persistent nature of the COVID-19 pandemic depressed our system-wide sales and resulting revenue. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter, these depressed sales have continued through our second quarter. On a month-to-month basis, our system-wide sales have consistently increased since April, however, they were lower than system-wide sales in the second quarter of 2019, and we expect negative impacts on system-wide sales and resulting revenue in the third quarter, and likely beyond. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

To date, our franchisees have closed or consolidated 13 offices at least, in part, due to the financial impacts of COVID-19. Of these closures, 11 were in metropolitan areas where our franchisees still maintain at least one office that we expect can service customers of the closed or consolidated offices. The other two offices did not historically produce significant amounts of system-wide sales or resulting revenue. It is possible that other offices may still be forced to close. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality, catering, special events, or auto auction services.

In response to depressed economic conditions, we took measures to control and reduce selling, general, and administrative expense ("SG&A"). In addition, we placed a reserve of $1.6 million on the promissory notes we hold from our franchisees and the purchaser of our previously owned California offices.

As discussed more fully below, our already strong liquidity position has improved since December 31, 2019 because of decreased funding requirements for temporary employees and the decrease in our accounts receivable balance as amounts are collected and converted to cash. We increased our cash balance approximately $9.5 million in the first half of 2020 from $4.2 million at year end to $13.7 million. When combined with our borrowing capacity under our line of credit and lack of debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

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

Results of Operations

Financial Summary
The following table displays our consolidated statements of operations for the interim periods ended June 30, 2020 and June 30, 2019 (in thousands, except percentages). Sales and expenses at company-owned offices are reflected on the line item, “Income from discontinued operations, net of tax.”

	Three months ended				Six months ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
Franchise royalties	$2,639	91.0%	$2,981	92.1%	$6,345	90.4%	$6,138	91.5%
Service revenue	262	9.0%	257	7.9%	676	9.6%	573	8.5%
Total revenue	2,901	100.0%	3,239	100.0%	7,021	100.0%	6,711	100.0%
Selling, general and administrative expenses	1,931	66.6%	871	26.9%	5,184	73.8%	2,424	36.1%
Depreciation and amortization	32	1.1%	21	0.7%	64	0.9%	35	0.5%
Income from operations	938	32.3%	2,346	72.4%	1,772	25.2%	4,252	63.4%
Other miscellaneous income	289	10.0%	218	6.7%	540	7.7%	247	3.7%
Interest and other financing expense	(18)	-0.6%	(230)	-7.1%	(29)	-0.4%	(415)	-6.2%
Net income before income taxes	1,208	41.7%	2,334	72.1%	2,283	32.5%	4,083	60.8%
Provision for income taxes	51	1.8%	48	1.5%	251	3.6%	100	1.5%
Income from continuing operations	1,157	39.9%	2,286	70.6%	2,032	28.9%	3,983	59.4%
Income from discontinued operations, net of tax	-	0.0%	20	0.6%	-	0.0%	40	0.6%
Net income	$1,157	39.9%	$2,306	71.2%	$2,032	28.9%	$4,024	60.0%

Three Months Ended June 30, 2020

Franchise Royalties
We charge our franchisees a royalty fee on gross billings to customers based on one of two models: the HireQuest Direct model or the HireQuest model. Under the HireQuest Direct model, the royalty fee charged ranges from 6% to 8% of gross billings. Royalty fees are charged at 8% for the first $1,000,000 of annual billing, with the royalty fee dropping ½ of 1% for every additional $1,000,000 of annual billing thereafter until the royalty fee is 6%. The smaller royalty fee is charged only on the incremental billing, resulting in an actual royalty fee at a blended rate between 6% and 8%. Under this model, we grant our franchisees credits for low margin business. Under the HireQuest model, the royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory.

Franchise royalties for the three months ended June 30, 2020 were approximately $2.6 million, a decrease of 11.5% from $3.0 million for the quarter ended June 30, 2019. Approximately $570,000 of royalties in the second quarter are attributable to the offices acquired through the Merger. Royalty revenue throughout the entire second quarter of 2020 was negatively impacted by decreased economic activity related to COVID-19, though system-wide sales, and resulting franchise royalties, have been slowly increasing since the beginning of April.

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

Service revenue for the three months ended June 30, 2020 was approximately $262,000, essentially equal to approximately $257,000 for the three months ended June 30, 2019.

Selling, General, and Administrative Expenses
SG&A expenses for the three months ended June 30, 2020 were approximately $1.9 million, an increase of 121.6% from $871,000 for the three months ended June 30, 2019. Approximately $293,000 of this increase was related to increased costs associated with being a public company and includes stock-based compensation. As COVID-19 continues to have a negative impact on our franchises’ performance, we increased the reserve on our notes receivable by approximately $151,000. We also had increased computer related service and consulting costs of approximately $116,000. Finally, there was a negative difference of approximately $495,000 related to charges associated with changes in workers’ compensation estimates and RMIP accruals that in 2019.

Miscellaneous Income
Miscellaneous income for the three months ended June 30, 2020 was approximately $289,000, an increase of 32.2% from $218,000 for the three months ended June 30, 2019. In 2020, miscellaneous income was comprised primarily of interest income on notes receivable, while in 2019 it was related to gains on the sale of property. The increase during the three months ended June 30, 2020 is directly correlated to the increase in our notes receivable.

Six Months Ended June 30, 2020

Franchise Royalties
Franchise royalties for the six months ended June 30, 2020 were approximately $6.3 million, an increase of 3.4% from $6.1 million for the six months ended June 30, 2019. Included in this increase are approximately $1.4 million of royalties attributable to the offices acquired through the Merger. Royalty revenue in the last few weeks of March 2020 began to be negatively impacted by decreased activity related to COVID-19. This negative impact continued throughout the second quarter and into the third quarter. We expect decreased royalty revenue for the remainder of 2020, and perhaps beyond, relative to historical levels.

Service Revenue
Service revenue for the six months ended June 30, 2020 was approximately $676,000, an increase of 18.0% from approximately $573,000 for the six months ended June 30, 2019. This increase is related to the increase in franchised offices due to the Merger.

Selling, General, and Administrative Expenses
SG&A exxpenses for the six months ended June 30, 2020 were approximately $5.2 million, an increase of 113.9% from $2.4 million for the six months ended June 30, 2019. The majority of this increase is due to a $1.6 million reserve placed on notes receivable we issued to finance the sale of offices acquired in the Merger. This reserve is directly related to the negative impact COVID-19 has had on the economy, the financial condition of our borrowers, and the value of the underlying collateral. We also had an increase in costs related to being a public company of approximately $650,000, which includes stock-based compensation, an increase in computer related service and consulting costs of approximately $238,000, an increase in compensation costs of approximately $144,000, and an increase in legal and professional fees of $106,000. These increased costs were offset by a decrease in workers’ compensation costs of approximately $206,000. In the last few weeks of the first quarter, and again during the beginning of the second quarter, we cut payroll costs at our corporate headquarters due to decreased volume resulting from COVID-19 to partially offset decreases in revenue.

Miscellaneous Income
Miscellaneous income for the six months ended June 30, 2020 was approximately $540,000, an increase of 118.6% from $247,000 for the six months ended June 30, 2019. In 2020, miscellaneous income was comprised primarily of interest income on notes receivable, while in 2019 approximately $190,000 of this amount was related to gains on the sale of property. The increase during the six months ended June 30, 2020 is directly correlated to the increase in our notes receivable.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable, most of which were issued in connection with the sale of offices acquired in the Merger. In addition, we have the capacity to borrow under our line of credit with Truist.

On June 30, 2020, our current assets exceeded our current liabilities by approximately $28.2 million. Our current assets included approximately $13.7 million of cash and $19.6 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $2.9 million related to our workers’ compensation claims liability, $2.7 million due to our franchisees on upcoming settlement statements, and $2.0 million accrued in relation to our risk management incentive program.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag employee pay – which is typically daily or weekly – our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection. We witnessed this in the first half of 2020 as COVID-19 decreased our temporary payroll requirements and our cash balance rose from $4.2 million at the end of 2019 to $13.7 million at the end of the second quarter.

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

Operating Activities
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2020 was approximately $9.5 million. Operating activity for the six months included net income of approximately $2.0 million, a decrease in accounts receivable of approximately $8.6 million, and an increase in our allowance for losses on notes receivable of approximately $1.6 million. These provisions were offset by an increase in prepaid workers’ compensation of approximately $1.1 million, a decrease in deferred taxes of approximately $1.1 million, and an increase in prepaid expenses, deposits, and other assets of approximately $909,000. Net cash provided by operating activities from continuing operations for the six months ended June 30, 2019 was approximately $5.5 million. Operating activity for the six months ended June 30, 2019 included net income from continuing operations of approximately $4.0 million and an increase of approximately $1.4 million due our franchisees. These provisions were offset by a decrease in prepaid workers’ compensation of approximately $758,000.

Investing Activities
Net cash used by investing activities for the six months ended June 30, 2020 was approximately $145,000. Investing activity for the six months included approximately $976,000 related to the ongoing construction a new building adjacent to our corporate headquarters and cash issued for notes receivable of approximately $182,000. These uses were offset by net payments received on notes receivable of approximately $1.0 million. Net cash provided by investing activities for the six months ended June 30, 2019 was approximately $983,000 and was primarily due to an increase in franchisee deposits of $705,000 and proceeds from the sale of property of approximately $564,000. These provisions were offset by the purchase of property and equipment of approximately $261,000.

Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was approximately $38,000 and was due to an increase in amounts due from affiliates. Net cash used by financing activities for the six months ended June 30, 2019 was approximately $3.8 million and was due to payments to affiliates of approximately $2.0 million and distributions to Legacy HQ members of approximately $1.8 million.

Non-GAAP Financial Measure: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” We refer to sales at company-owned and operated offices as “company-owned sales.” Company-owned sales are reflected net of costs, expenses, and taxes associated with those sales on our financial statements as “Income from discontinued operations, net of tax.” We refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a non-GAAP financial measure. While we do not record system-wide sales as revenue, management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record franchise royalty revenue, are directly related to interest charged on overdue accounts, which we record under service revenue, and are indicative of the financial health of our franchisee base. System-wide sales are not intended to represent revenue as defined by U.S. GAAP, and such information should not be considered as an alternative to revenue or any other measure of performance prescribed by U.S. GAAP.

During the first half of 2020, all of our offices were franchised. As such, system-wide sales for the three and six months ended June 30, 2020 were all derived from franchised offices. The following table reflects our system-wide sales broken into its components for the periods indicated:

	Three months ended		Six Months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Franchise sales	$44,073,695	$51,758,168	$100,536,300	$99,142,642
Company-owned sales	-	202,579	-	382,326
System-wide sales	$44,073,695	$51,960,747	$100,536,300	$99,524,968

System-wide sales were $44.1 million for the second quarter of 2020, down $7.9 million or 15.2% compared to the second quarter of 2019. The decrease in system-wide sales is a direct result of COVID-19.

System-wide sales were $100.1 million during the first half of 2020, up $1.0 million or 1.0% compared to the first half of 2019. This increase in system-wide sales is related to the offices added in the Merger, but is almost entirely offset by the negative impacts of COVID-19. In the closing weeks of the first quarter of 2020, we experienced a substantial decline in week-over-week system-wide sales. This depressed level of system-wide sales compared to historical averages continued through the second quarter and into the third quarter. The week-over-week system-wide sales stabilized at a decreased level in the second quarter and began to slowly recover; however, we expect system-wide sales to be lower than historical averages in the third quarter, and perhaps beyond.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened one office in the second quarter and did not close or consolidate any.

The following table accounts for the number of offices opened and closed or consolidated in the first half of 2020.

Franchised Offices, December 31, 2019	147
Closed in 2020	(13)
Opened in 2020	2
Franchised Offices, June 30, 2020	136

Office closures and consolidations in the first quarter of 2020 were largely related to the economic impacts of COVID-19. These closures were mostly in metropolitan areas still serviced by other offices, accordingly we do not expect such closures and consolidations in-and-of themselves to have a material impact on our system-wide sales, revenue, or other results of operations. It is difficult to predict whether the impacts of COVID-19 will cause more closures.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of such period. There were no changes in our internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described in Part I, Item 1A of our most recent annual report on Form 10-K under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. Except as set forth below, there have been no material changes to our risk factors since we filed our Form 10-K with the SEC on March 30, 2020.

The coronavirus pandemic is a serious threat to health and economic well-being affecting our franchisees, employees, customers and the overall economy.
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the disease. Since March 13, state and local authorities have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, implementing shelter in place orders, refusing to issue new building permits, and invalidating current building permits causing work to stop. There has been widespread infection in the United States and abroad, with a resulting catastrophic impact on human lives, including those of our franchisees and employees, and the economy as a whole, including our customers. In addition to the actions described above, national, state, and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population and additional mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on our business and domestic and foreign economies. They have caused our system-wide sales and resulting revenue to decline. The extent and duration of this decline is uncertain. The ultimate and long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, such as the CARES Act and Paycheck Protection Program, is uncertain.

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term. But the overall economic impact of the pandemic has been highly negative to the general economy. Our operations have been disrupted by customers decreasing the amount of orders they place for temporary employees, safety measures we and our franchisees have put in place to prevent spread of the virus, and in other ways. The COVID-19 outbreak has had a negative impact on our operations, system-wide sales, and revenue as well as those of our franchisees. 13 of our franchised offices have closed or consolidated into other existing offices at least, in part, due to the impact of COVID-19. It is possible that additional offices may be forced to close. Some of our franchisees have experienced economic hardship including loss of customers or business. A small number of franchisees, as well as the purchaser of our California offices, have experienced difficulty in repaying their financing obligations to us, causing us to set aside a reserve of $1.6 million for that purpose as of June 30, 2020. Others may experience economic hardship or even failure. If there were to be a resurgence in the virus and infections in the second half of the year, we may be forced to temporarily or permanently close other offices. Our customers may choose to voluntarily close their worksites.

Any of the above factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration of any such impacts cannot be predicted. We expect COVID-19 will continue to negatively impact customer demand throughout 2020, and perhaps beyond. While we expect some recovery in some markets in the second half of the year, the impact of COVID-19 on our sales and revenue will likely still be significant. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations.

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
Our business is linked to conditions in the overall economy, such as those impacting the ability of our customers to obtain financing, the availability of temporary employees, changes in laws, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and pandemics. In particular, the outbreak of COVID-19 has materially affected our business by decreasing activity in the economy overall and negatively impacting the industries our customers are in, especially hospitality, event staffing, auto auctioneering, and similar industries. While we have encouraged our franchisees to implement specific policies which the CDC has suggested could help decrease the spread of COVID-19, and we have not experienced a significant number of infections among our employees, it is possible that COVID-19 could infect a large number of temporary employees removing them from the available worker pool. To date, we have experienced a decline in system-wide sales and resulting revenue due to decreased economic activity. Our franchisees have closed or consolidated 13 offices at least in part due to the negative impacts of the coronavirus. These factors are unpredictable and outside of our control. They may affect the level and volatility of securities prices and the liquidity and value of investments, including investments in our common stock.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.
With all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate (including as a result of the global pandemic caused by COVID-19) such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees have had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $405,000. In addition, franchisees have closed or consolidated 13 offices at least in part due to the impact of COVID-19. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

Our results of operations may be significantly affected by the ability of certain franchisees and the purchaser of our California offices to repay their loans to us.
Lending money to our franchisees for startup costs and short-term funding is an essential part of our business. While most of our franchisees have historically repaid their loans to us, for various reasons, a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. We extended, for us, unprecedented levels of purchase financing loans in 2019 in connection with the Merger and subsequent sales and conversions of company-owned offices to franchises. In addition, the purchaser of our California office assets financed the transaction by providing us a note for $1.8 million. As a result of the negative impacts of COVID-19, a small number of our franchisees and the California purchaser have already had difficulty in repaying their debts to us. To that end, we placed a reserve of approximately $1.6 million on our notes receivable. The risk of non-payment is affected, among other things, by:

●
The overall condition and results of operations of the particular franchise or operating entity;
●
Changes in economic conditions that impact specific franchisees, the California purchaser, our industry, or the overall economy;
●
The amount and duration of the loan;
●
Credit risks of a particular borrower; and
●
In terms of collateral, the value of the franchised business or California operations and any individual guarantee we have or have not obtained.

Our borrowers’ ability to repay their loans usually depends upon their successful operation of their business and income stream. Loans we extend to finance the purchase of office assets typically are our largest and riskiest loans; however, given their historical role in driving growth in our overall size and revenue streams, we intend to continue those lending efforts. At June 30, 2020, our loans receivable from franchisees and from the California purchaser, net of an approximately $1.6 million reserve, constituted 18.7% of our assets. If our franchisees or the California purchaser do not repay these loans, it may negatively impact our overall financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not issue any unregistered securities during the three months ended June 30, 2020.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers
We did not purchase any of our own securities during the three months ended June 30, 2020.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 29, 2020).
31.1	Certification of Chief Executive Officer - § 302 Certification (filed herewith).
31.2	Certification of Chief Financial Officer - § 302 Certification (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted in § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

Dated:  August 11, 2020

/s/ Richard Hermanns	/s/ Cory Smith
Richard Hermanns	Cory Smith
President and Chief Executive Officer	Chief Financial Officer