Form 10-Q
period 2020-09-30
HireQuest, Inc.
filed 2020-11-12
CIK 1140102

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of issuer's common stock outstanding at November 11, 2020: 13,595,583

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.
Consolidated Balance Sheets

	September 30, 2020	December 31, 2019
ASSETS	(unaudited)
Current assets
Cash	$10,297,147	$4,187,450
Accounts receivable, net of allowance for doubtful accounts	24,024,564	28,201,279
Notes receivable	2,144,118	3,419,458
Prepaid expenses, deposits, and other assets	1,179,333	188,560
Prepaid workers' compensation	1,978,509	822,938
Other assets	-	201,440
Total current assets	39,623,671	37,021,125
Property and equipment, net	2,958,998	1,900,686
Intangible assets, net	186,705	-
Notes receivable, net of current portion and reserve	6,377,779	7,990,251
Total assets	$49,147,153	$46,912,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$5,499	$253,845
Other current liabilities	1,664,854	1,893,846
Accrued benefits and payroll taxes	2,088,119	1,113,904
Due to franchisees	2,311,372	3,610,596
Risk management incentive program liability	1,018,994	1,811,917
Workers' compensation claims liability	3,165,056	2,327,869
Total current liabilities	10,253,894	11,011,977
Workers' compensation claims liability, net of current portion	1,743,128	1,516,633
Franchisee deposits	1,459,335	1,412,924
Deferred tax liability	273,185	1,688,446
Total liabilities	13,729,542	15,629,980
Commitments and contingencies (Note 9)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,615,605 and 13,518,036 shares issued, respectively	13,616	13,518
Additional paid-in capital	28,541,062	27,584,610
Treasury stock, at cost – 33,092 and -0- shares, respectively	(146,465)	-
Retained earnings	7,009,398	3,683,954
Total stockholders' equity	35,417,611	31,282,082
Total liabilities and stockholders' equity	$49,147,153	$46,912,062

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Franchise royalties	$3,218,606	$3,139,158	$9,563,135	$9,276,714
Service revenue	164,074	153,717	840,515	727,077
Total revenue	3,382,680	3,292,875	10,403,650	10,003,791
Selling, general and administrative expenses	1,357,725	7,393,380	6,542,171	9,817,245
Depreciation and amortization	32,438	40,200	96,654	75,630
Income (loss) from operations	1,992,517	(4,140,705)	3,764,825	110,916
Other miscellaneous income	392,709	504,833	932,254	751,693
Interest and other financing expense	(10,035)	(106,461)	(39,174)	(521,838)
Net income (loss) before income taxes	2,375,191	(3,742,333)	4,657,905	340,771
Provision for income taxes	404,058	4,716,731	654,592	4,816,337
Income (loss) from continuing operations	1,971,133	(8,459,064)	4,003,313	(4,475,566)
Income from discontinued operations, net of tax	-	682,674	-	722,756
Net income (loss)	$1,971,133	$(7,776,390)	$4,003,313	$(3,752,810)

Basic earnings (loss) per share
Continuing operations	$0.15	$(0.65)	$0.30	$(0.41)
Discontinued operations	-	0.05	-	0.07
Total	$0.15	$(0.60)	$0.30	$(0.34)

Diluted earnings (loss) per share
Continuing operations	$0.15	$(0.65)	$0.30	$(0.41)
Discontinued operations	-	0.05	-	0.07
Total	$0.15	$(0.60)	$0.30	$(0.34)

Weighted average shares outstanding
Basic	13,573,086	12,927,634	13,551,507	10,939,318
Diluted	13,574,863	12,927,634	13,553,619	10,939,318

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common stock		Treasury Stock	Additional paid-in	Retained	Total stockholders'
Nine months ended	Shares	Par value	Amount	capital	earnings	equity
Balance at December 31, 2019	13,518,036	$13,518	$-	$27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	-	956,452	-	956,452
Common stock dividends	-	-	-	-	(677,869)	(677,869)
Restricted common stock granted for services	97,569	98	-	-	-	98
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	4,003,313	4,003,313
Balance at September 30, 2020	13,615,605	$13,616	$(146,465)	$28,541,062	$7,009,398	$35,417,611

Balance at December 31, 2018	9,939,668	$9,940	$-	$6,938,953	$3,973,933	$10,922,826
Net contributions	-	-	-	1,155,907	-	1,155,907
Merger with Command Center, Inc.	4,677,487	4,677	-	26,937,648	-	26,942,325
Stock-based compensation	-	-	-	352,915	-	352,915
Restricted stock granted for services	250,000	250	-	-	-	250
Common stock purchased and retired	(1,394,821)	(1,395)	-	(8,367,531)	-	(8,368,926)
Net loss	-	-	-	-	(3,752,810)	(3,752,810)
Balance at September 29, 2019	13,472,334	$13,472	$-	$27,017,892	$221,123	$27,252,487
Three months ended
Balance at June 30, 2020	13,575,123	$13,575	$-	$28,149,667	$5,716,134	$33,879,376
Stock-based compensation	-	-	-	391,395	-	391,395
Common stock dividends	-	-	-	-	(677,869)	(677,869)
Restricted common stock granted for services	40,482	41	-	-	-	41
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	1,971,133	1,971,133
Balance at September 30, 2020	13,615,605	$13,616	$(146,465)	$28,541,062	$7,009,398	$35,417,611

Balance at June 30, 2019	9,939,668	$9,940	$-	$5,153,120	$7,997,513	$13,160,573
Net contributions	-	-	-	2,941,740	-	2,941,740
Merger with Command Center, Inc.	4,677,487	4,677	-	26,937,648	-	26,942,325
Stock-based compensation	-	-	-	352,915	-	352,915
Restricted stock granted for services	250,000	250	-	-	-	250
Common stock purchased and retired	(1,394,821)	(1,395)	-	(8,367,531)	-	(8,368,926)
Net loss	-	-	-	-	(7,776,390)	(7,776,390)
Balance at September 29, 2019	13,472,334	$13,472	$-	$27,017,892	$221,123	$27,252,487

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30, 2020	September 29, 2019
Cash flows from operating activities
Net income (loss)	$4,003,313	$(3,752,810)
Income from discontinued operations	-	722,756
Net income (loss) from continuing operations	4,003,313	(4,475,566)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	96,654	75,630
Allowance for losses on notes receivable	1,598,673	-
Stock based compensation	956,550	353,165
Deferred taxes	(1,415,261)	283,666
Gain on disposition of property and equipment	-	(528,786)
Changes in operating assets and liabilities:
Accounts receivable	4,176,715	(12,728,327)
Prepaid expenses, deposits, and other assets	(990,773)	1,284,002
Prepaid workers' compensation	(1,155,571)	(765,910)
Due from affiliates	-	209,570
Accounts payable	(248,346)	(91,354)
Risk management incentive program liability	(792,923)	-
Other current liabilities	(228,992)	4,153,022
Accrued benefits and payroll taxes	974,215	(526,930)
Due to franchisees	(1,299,224)	4,718,335
Deposits and other long-term assets	-	8,334
Workers' compensation claims liability	1,063,682	431,042
Net cash provided by (used in) operating activities - continuing operations	6,738,712	(7,600,107)
Net cash used in operating activities - discontinued operations	201,440	6,400,550
Net cash provided by (used in) operating activities	6,940,152	(1,199,557)
Cash flows from investing activities
Purchase of property and equipment	(1,154,966)	(284,919)
Proceeds from the sale of property and equipment	-	573,840
(Purchase) sale of intangible assets	(186,705)	221,845
Proceeds from payments on notes receivable	1,565,169	-
Cash issued for notes receivable	(276,030)	(55,380)
Net change in franchisee deposits	46,411	665,654
Net cash (used in) provided by investing activities	(6,121)	1,121,040
Cash flows from financing activities
Net change in line of credit	-	7,602,202
Payments to affiliates	-	(5,450,192)
Purchase of treasury stock	(146,465)	(8,368,926)
Payment of dividends	(677,869)	-
Proceeds from the sale of common stock in Command Center acquisition	-	5,376,543
Net contributions by Legacy HQ members	-	1,155,907
Net cash (used in) provided by financing activities	(824,334)	315,534
Net increase in cash	6,109,697	237,017
Cash, beginning of period	4,187,450	1,291,317
Cash, end of period	$10,297,147	$1,528,334
Supplemental disclosure of non-cash investing and financing activities
Stock issued for acquisition	-	26,942,325
Notes receivable issued for the sale of branches	-	14,887,220
Accounts receivable received for the sale of branches	-	2,204,286
Supplemental disclosure of cash flow information		-
Interest paid	39,174	521,837
Income taxes paid	1,914,935	-

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

HQI is the product of a merger between Command Center, Inc. (“Command Center”) and Hire Quest Holdings, LLC (“Hire Quest Holdings”). We refer to Hire Quest Holdings collectively with its wholly owned subsidiary, Hire Quest, LLC, as “Legacy HQ.” We refer to this merger, which closed on July 15, 2019, as the “Merger.” Upon the closing of the Merger, all of the ownership interests in Legacy HQ were converted into the right to receive an aggregate number of shares representing 68% of the total shares of the Company’s common stock outstanding immediately after the Merger. Because the Legacy HQ security holders received a majority of the equity securities and voting rights of the combined company upon the closing of the Merger, Legacy HQ is considered to be the accounting acquirer. This means Legacy HQ will allocate the purchase price to the fair value of the Command Center assets acquired and liabilities assumed on the acquisition date. This also means that Legacy HQ’s historical financial statements replace Command Center’s historical financial statements following the completion of the Merger. The results of operations of the combined company are included in our financial statements for all periods subsequent to the Merger. For additional information related to the Merger, see Note 2 – Acquisitions.

Consolidation
The consolidated financial statements include the accounts of HQI and all of its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated.

U.S. GAAP requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the beneficiary. We provide acquisition financing to some of our franchisees that could result in our having to absorb losses. This results in some franchisees being considered VIEs. We have reviewed our relationship with each of these franchisees and determined that we are not the primary beneficiary of any of these entities. Accordingly, we have not consolidated these entities.

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease ("COVID-19") was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19's ultimate effect on our operational and financial performance and the collectability of our notes receivable will depend on future developments, including the duration, spread, and intensity of the pandemic, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic has so far had a material adverse effect on our business and results of operations. If the pandemic continues to be a severe worldwide health crisis, it could continue to have a material adverse effect on our future business, results of operations, financial condition, and cash flows.

Use of Estimates
The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation risk management incentive program accrual, our deferred taxes, the reserve for losses on notes receivable, and the estimated fair value of assets acquired, and liabilities assumed.

Property and Equipment
We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives of the assets. Computers, furniture, and equipment are typically three to five years, and buildings are typically 30 years. Repairs and maintenance are expensed as incurred. When assets are sold or retired, we eliminate cost and accumulated depreciation from the consolidated balance sheet and reflect a gain or loss in the consolidated statement of income.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchisees and of previously company-owned offices. At September 30, 2020 and December 31, 2019, substantially all of our accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond 84 days. When accounts receivable age beyond 84 days, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services originally provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $92,000 and $168,000 at September 30, 2020 and December 31, 2019, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. We present revenue on a net basis as agent as opposed to a gross basis as principal. We recognize revenue when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all statutory payroll related obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. Royalty fees are reduced to reflect any incentives earned or credits granted under these programs. These incentives and credits are provided to encourage new office development, organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

Below are summaries of our franchise royalties disaggregated by brand:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
HireQuest Direct	$3,023,166	$2,906,856	$9,053,150	$8,553,618
HireQuest	195,440	232,302	509,985	723,096
Total	$3,218,606	$3,139,158	$9,563,135	$9,276,714

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

Workers’ Compensation Claims Liability
We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

Workers’ Compensation Risk Management Incentive Program (“RMIP”)
Our RMIP is designed to incentivize our franchises to keep our temporary employees safe and control exposure to large workers’ compensation claims. We accomplish this by paying our franchisees an amount equivalent to a percentage of the amount they pay for workers’ compensation insurance if they keep their workers’ compensation loss ratios below specified thresholds.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised offices. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. Our allowance for losses on notes receivable was approximately $1.6 million and $-0- at September 30, 2020 and December 31, 2019, respectively.

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

Intangible Assets – Internal Use Software
We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees' time spent developing the software. We expense costs when incurred during the preliminary project stage and the post-implementation stage.

Capitalized development costs will be amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Savings Plan
We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings.

Earnings per Share
We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at September 30, 2020 totaled approximately 17,000.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Weighted average number of common shares used in basic net income per common share	13,573,086	12,927,634	13,551,507	10,939,318
Dilutive effects of stock options	1,777	-	2,112	-
Weighted average number of common shares used in diluted net income per common share	13,574,863	12,927,634	13,553,619	10,939,318

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

		Fair value
	Level	September 30, 2020	December 31, 2019
Cash	1	$10,297,147	$4,187,450
Notes receivable	2	8,521,897	11,409,709
Accounts receivable	2	24,024,564	28,201,279

Discontinued Operations
During the third quarter of 2019, we sold substantially all of the offices we acquired in the Merger. Accordingly, we present the assets and liabilities, operating results, and cash flows for these previously company-owned offices as discontinued operations separate from our continuing operations for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise.

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

Note 2 – Acquisitions

On July 15, 2019, Command Center completed its acquisition of  Legacy HQ. Upon the closing of the Merger, all of the membership interests in Hire Quest Holdings, LLC were converted into the right to receive 68% of the Company’s common stock outstanding immediately after the closing, or 9,939,668 shares.

We accounted for the Merger as a reverse acquisition. As such, Legacy HQ is considered the accounting acquirer and Legacy HQ's historical financial statements replace Command Center’s historical financial statements following the completion of the Merger. The results of operations of the combined company are included in our financial statements for all periods beginning July 15, 2019.

The fair value of the purchase consideration is calculated based on the Company's stock price on the NASDAQ Capital Market as it is considered to be more reliable than the fair value of the membership interests of a private company, Legacy HQ. Consideration is calculated based on the Company's closing share price of $5.76 on July 15, 2019.

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

The following table presents the unaudited pro forma information assuming the Merger occurred on January 1, 2018. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Royalty revenue	$3,218,606	$3,139,158	$9,563,135	$9,276,714
Net income	1,971,133	504,651	4,003,313	3,515,142
Basic earnings per share	$0.15	$0.04	$0.30	$0.27
Basic weighted average shares outstanding	13,573,086	13,238,818	13,551,507	13,281,839
Diluted earnings per share	$0.15	$0.04	$0.30	$0.27
Diluted weighted average shares outstanding	13,574,863	13,248,615	13,553,619	13,289,045

These calculations reflect the decreased amortization expense and the consequential tax effects that would have resulted had the Merger closed on January 1, 2018.

Note 3 – Discontinued Operations

Prior to October 2019, we operated a number of company-owned offices. All of these company-owned offices were sold, the vast majority becoming franchisees, and we now no longer operate any company-owned offices. Operating results from company-owned offices are included in our consolidated financial statements as discontinued operations. The income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Revenue	$-	$13,551,950	$-	$13,934,276
Cost of staffing services	-	9,390,509	-	9,710,757
Gross profit	-	4,161,441	-	4,223,519
Gain on sale	-	393,697	-	393,697
Selling, general and administrative expense	-	(3,644,907)	-	(3,653,541)
Net income before tax	-	910,231	-	963,675
Provision for income taxes	-	227,557	-	240,919
Net income	$-	$682,674	$-	$722,756

We continue to be involved with the offices we sold through franchise agreements. The term of our franchise agreement is five years, subject to renewal at the end of the current term. Franchise royalties from sold locations that subsequently became franchisees were approximately $681,000 and $708,000, for the three months ended September 30, 2020 and September 29, 2019 respectively. Franchise royalties from these locations were approximately $2.0 million and $708,000 for the nine months ended September 30, 2020 and September 29, 2019, respectively.

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

On July 14, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations. The intercompany debt was entirely extinguished prior to the Merger. At September 30, 2020 and December 31, 2019, HQI was not indebted to HQF for any amount. We do not have any current or planned business dealings with HQF.

Hirequest Insurance Company (“HQ Ins.”)
Mr. Hermanns, his wife, his adult daughter, a trust established for the benefit of his children, and Mr. Jackson, collectively own a majority of HQ Ins., a North Carolina protected cell captive insurance company. Effective March 1, 2010, Hire Quest, LLC purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Hire Quest, LLC high-deductible workers’ compensation policy. Hire Quest, LLC terminated its policy with HQ Ins. on July 15, 2019 upon the closing of the Merger.

Premiums invoiced by HQ Ins. to HQI and Legacy HQ for workers compensation deductible reimbursement insurance during the three months ended September 30, 2020 and September 29, 2019 were $-0- and approximately $262,000, respectively. Premiums invoiced by HQ Ins. to HQI and Legacy HQ for workers compensation deductible reimbursement insurance during the nine months ended September 30, 2020 and September 29, 2019 were $-0- and approximately $3.6 million, respectively. We do not have any current or planned business dealings with HQ Ins. other than cooperating to close Legacy HQ's workers' compensation claims.

Brave New World Services, LLC, (“BNW”) formerly known as Hire Quest LTS, LLC
Mr. Jackson and Mr. Hermanns' family members collectively own a majority of BNW.

Historically, BNW employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. Amounts invoiced by BNW to HQI and Legacy HQ for payroll services during the three months ended September 30, 2020 and September 29, 2019 were $-0- and approximately $7,000, respectively. Amounts invoiced by BNW to HQI and Legacy HQ for payroll services during the nine months ended September 30, 2020 and September 29, 2019 were $-0- and approximately $19,000, respectively. We do not have any current or planned direct business dealings with BNW. Since BNW now serves as a management company for the Worlds Franchisees (defined below), we will have a franchisor-franchisee relationship with BNW's customers.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")
Mr. Jackson owns a majority of Jackson Insurance. An immediate family member owns the remainder. Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent. Jackson Insurance and Bass brokered Legacy HQ's property, casualty, general liability, and cybersecurity insurance prior to the Merger. Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI and Legacy HQ for these insurance policies during the three months ended September 30, 2020 and September 29, 2019 were approximately $178,000 and $369,000, respectively. Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI and Legacy HQ for these insurance policies during the nine months ended September 30, 2020 and September 29, 2019 were approximately $726,000 and $608,000, respectively. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI and Legacy HQ, but they do retain a commission of approximately 9% - 15% of premiums.

Insurance Technologies, Inc. ("Insurance Technologies")
Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Insurance Technologies, an IT development and security firm. On October 24, 2019, HQI entered into an agreement with Insurance Technologies to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ Webconnect software. This arrangement was reviewed and approved by the Audit Committee of our Board of Directors and is monitored by the Audit committee on an ongoing basis.

During the three months ended September 30, 2020, Insurance Technologies invoiced HQI approximately $50,000 for services provided pursuant to this agreement. Insurance Technologies invoiced HQI approximately $135,000 during the nine months ended September 30, 2020.

The Worlds Franchisees
Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 21 Worlds Franchisees at September 30, 2020 that operated 48 of our 138 offices.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Franchisee royalties	$1,196,956	$1,723,981	$3,659,851	$5,017,479

Balances regarding the Worlds Franchisees are summarized below:

	September 30, 2020	December 31, 2019
Due to franchisee	$497,397	$993,495
Risk management incentive program	914,464	1,027,960

Note 5 – Line of Credit

In July 2019, we entered into an agreement with Branch Banking and Trust Company, now Truist Bank (“Truist”), for a $30 million line of credit with a $15 million sublimit for letters of credit. At September 30, 2020, approximately $9.1 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $1.0 million was utilized by a letter of credit that secures our paycard funding account, leaving $19.9 million potentially available under the agreement for additional borrowings.

This line of credit is scheduled to mature on May 31, 2024. Outstanding borrowings under the loan agreement currently bear interest at a variable rate equal to the Daily One Month London Interbank Offering Rate plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At September 30, 2020 the effective interest rate was 1.40%. A non-use fee of between 0.125% and 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, tested quarterly, on a rolling four quarter basis. At September 30, 2020, we were in compliance with this covenant. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

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

For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 7 – Stockholders’ Equity

Treasury Stock
Effective July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock. During the three months ended September 30, 2020, we purchased 23,638 shares of our common stock at an aggregate cost of approximately $146,000 resulting in an average price of $6.20 per share. Additionally, there were 9,454 restricted shares that did not meet the vesting criteria. These shares are held in treasury.

Dividend
On September 15, 2020, we declared and paid a $0.05 per common share dividend to shareholders of record as of the close of business on September 1, 2020. This amounted to an aggregate cash payment of approximately $678,000. We intend to continue to pay this dividend on a quarterly basis, based on our business results and financial position.

Note 8 – Stock Based Compensation

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market or granted in lieu of cash compensation by key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still with the Company. During 2020, we issued 20,014 shares valued at approximately $118,000 under this program. During 2019, we issued 1,639 shares valued at approximately $10,000 under this program.

In September 2020, we issued 25,000 shares of restricted common stock to an employee pursuant to the 2019 Plan valued at approximately $179,000 for services, and to encourage retention. These shares vest over four years, with 50% vesting on September 11, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2020, we issued 140 shares of restricted common stock pursuant to our share purchase match program valued at approximately $2,000.

In July 2020, we issued 8,874 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $55,000 to non-employee members of our Board of Directors for services. Of these, 7,396 shares have vested and the remaining 1,478 shares vest on the second anniversary of the date of grant. Also in July 2020, we issued 6,468 shares of restricted common stock pursuant to our share purchase match program valued at approximately $40,000.

In June 2020, we issued 30,000 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $188,000 to non-employee members of our Board of Directors for services. These shares vested equally over the following three months.

In April 2020, we issued 8,381 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $53,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,985 shares vested equally over the following three months, and the remaining 1,396 shares vest on the second anniversary of the date of grant.

In January 2020, we issued 10,124 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $70,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these, 8,436 shares vested equally over the following three months, and the remaining 1,688 shares vest on the second anniversary of the grant date. Also in January 2020, we issued 8,582 shares of restricted common stock pursuant to our share purchase match program valued at approximately $59,000.

In November 2019, we issued 9,833 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $59,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these, 8,194 shares vested equally over the following three months, and the remaining 1,639 shares vest on the second anniversary of the date of grant. Also in November of 2019, we issued 4,202 shares of restricted common stock pursuant to the 2016 Plan valued at $25,000 to an employee in lieu of cash for a bonus, which vested equally over the following three months.

In September 2019, we issued 160,000 shares of restricted common stock to certain key employees pursuant to the 2016 Plan valued at approximately $1.1 million for services and to encourage retention. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in September 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our Board of Directors. One third of these shares vested on June 14, 2020, and the remainder will vest in equal proportions on the first two anniversaries of that date.

The following table summarizes our restricted stock outstanding at December 31, 2019, and changes during the nine months ended September 30, 2020.

	Shares	Weighted average grant date price
Non-vested, December 31, 2019	255,634	$7.18
Granted	97,570	6.60
Forfeited	(1,954)	6.92
Vested	(62,777)	6.34
Non-vested, September 30, 2020	288,473	7.97

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 17,000 and 24,000 stock options vested at September 30, 2020 and December 31, 2019, respectively ..

The following table summarizes our stock options outstanding at December 31, 2019, and changes during the nine months ended September 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2019	29,165	$7.20	$3.76
Forfeited	(12,083)	8.76	4.34
Outstanding, September 30, 2020	17,082	6.10	3.36

The following table summarizes our non-vested stock options outstanding at December 31, 2019, and changes during the nine months ended September 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2019	5,416	$5.48	$3.01
Vested	(3,228)	5.47	2.98
Non-vested, September 30, 2020	2,188	5.50	3.05

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $7.61 at September 30, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	17,082	$6.10	5.92	$39,703
Exercisable	14,894	6.18	5.66	23,053

At September 30, 2020, there was unrecognized stock-based compensation expense totaling approximately $1.0 million relating to non-vested options and restricted stock grants that will be recognized over the next 2.9 years.

Note 9 – Commitments and Contingencies

Franchise Acquisition Indebtedness
New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs on September 30, 2020 and December 31, 2019 was approximately $2.2 million and $2.5 million, respectively.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2020.

Note 10 – Income Tax

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

Our effective tax rate for the three and nine months ended September 30, 2020 was 17.0% and 14.1%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results primarily from the federal Work Opportunity Tax Credit. This tax credit is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation. Our effective tax rate for the three and nine months ended September 29, 2019 was negative 126.0% and 1,413.4%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate is related to Legacy HQ having been a pass-through entity before the Merger, and subsequently changing to the accrual basis of accounting from the cash basis of accounting for tax reporting purposes.

Note 11 – Notes Receivable

Some franchisees, as well as the purchaser of our previously owned California locations, have borrowed funds from us primarily to finance the initial purchase price of office assets. Notes outstanding net of allowance for losses were approximately $8.5 million and $11.4 million as of September 30, 2020 and December 31, 2019, respectively.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes as other miscellaneous income in our consolidated statements of operations. This interest income was approximately $177,000 and $88,000 during the three months ended September 30, 2020 and September 29, 2019, respectively, and approximately $551,000 and $91,000 during the nine months ended September 30, 2020 and September 29, 2019, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former. There have been no historic losses for either segment.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.6 million as of September 30, 2020 for potentially uncollectible notes receivable. There were no notes receivable in default as of September 30, 2020.

The following table summarizes changes in our notes receivable balance to franchisees:

Balance as of December 31, 2019	$9,702,471
Notes issued	84,629
Accrued interest	60,986
Payments received	(1,434,755)
Change in valuation allowance	(405,313)
Balance as of September 30, 2020	$8,008,018

The following table summarizes changes in our notes receivable balance to non-franchisees:

Balance as of December 31, 2019	$1,707,238
Accrued interest	130,414
Payments received	(130,414)
Change in valuation allowance	(1,193,359)
Balance as of September 30, 2020	$513,879

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales (a non-GAAP financial measure), and the growth thereof; the impact of any global pandemic including the novel coronavirus disease (“COVID-19”); operating results; dividends and shareholder returns; anticipated benefits of the merger with Command Center, Inc., or the conversion to the franchise model; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019 as the Merger. As of September 30, 2020, we had 138 franchisee-owned offices in 30 states and the District of Columbia. We provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

COVID-19

The coronavirus pandemic has significantly impacted our operations. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and took dramatic action, including ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while intended to protect human life, have had, and are expected to continue to have, adverse impacts on our business and the economy as a whole. While several states have advanced significantly into the reopening process, it is unclear when, or if, a full economic recovery will occur. As cases of COVID-19 again appear to be on the rise in many locations, it is also unclear whether businesses will remain open or another broad shutdown will occur. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, is also uncertain.

We entered 2020 with a strong balance sheet. Our assets exceeded liabilities by more than $28 million. In the first nine months of 2020, we significantly improved our liquidity position, primarily by converting accounts receivable into cash. Current assets improved from $37.0 million on December 31, 2019 to $39.6 million on September 30, 2020. We have remained profitable throughout the first nine months of 2020. Still, the sweeping and persistent nature of the COVID-19 pandemic has depressed our system-wide sales and resulting revenue. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter, these depressed sales have continued through our third quarter. On a month-to-month basis, our system-wide sales have consistently increased since April, however, they were lower than system-wide sales in the third quarter of 2019, and we expect negative impacts on system-wide sales and resulting revenue in the fourth quarter, and likely beyond. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

To date, our franchisees have closed or consolidated 13 offices at least, in part, due to the financial impacts of COVID-19. Of these closures, 11 were in metropolitan areas where our franchisees still maintain at least one office that we expect can service customers of the closed or consolidated offices. The other two offices did not historically produce significant amounts of system-wide sales or resulting revenue. It is possible that other offices may still be forced to close. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality, catering, special events, or auto auction services. Despite tough economic conditions, our franchisees have also opened 4 new offices in 2020.

In response to depressed economic conditions, we took measures to control and reduce selling, general, and administrative expense ("SG&A"). In addition, we placed a reserve of $1.6 million on the promissory notes we hold from our franchisees and the purchaser of our previously owned California offices.

As discussed more fully below, our liquidity position has improved since December 31, 2019 because of decreased funding requirements for temporary employees and the decrease in our accounts receivable balance as amounts are collected and converted to cash. As a result, we have been able to increase our cash balance by approximately $6.1 million through the third quarter of 2020 from $4.2 million at year end to $10.3 million. When combined with our borrowing capacity under our line of credit and absence of debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

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

Results of Operations

Financial Summary
The following table displays our consolidated statements of operations for the interim periods ended September 30, 2020 and September 29, 2019 (in thousands, except percentages). Sales and expenses at company-owned offices are reflected on the line item, “Income from discontinued operations, net of tax.”

	Three months ended				Nine months ended
	September 30, 2020		September 29, 2019		September 30, 2020		September 29, 2019
Franchise royalties	$3,219	95.1%	$3,139	95.3%	$9,563	91.9%	$9,277	92.7%
Service revenue	164	4.9%	154	4.7%	841	8.1%	727	7.3%
Total revenue	3,383	100.0%	3,293	100.0%	10,404	100.0%	10,004	100.0%
Selling, general and administrative expenses	1,358	40.1%	7,394	224.5%	6,542	62.9%	9,817	98.1%
Depreciation and amortization	32	1.0%	40	1.2%	97	0.9%	76	0.8%
Income (loss) from operations	1,993	58.9%	(4,141)	-125.7%	3,765	36.2%	111	1.1%
Other miscellaneous income	392	11.6%	505	15.3%	932	9.0%	752	7.5%
Interest and other financing expense	(10)	-0.3%	(106)	-3.2%	(39)	-0.4%	(522)	-5.2%
Net income (loss) before income taxes	2,375	70.2%	(3,742)	-113.6%	4,658	44.8%	341	3.4%
Provision for income taxes	404	11.9%	4,717	143.3%	655	6.3%	4,817	48.1%
Income (loss) from continuing operations	1,971	58.3%	(8,459)	-256.9%	4,003	38.5%	(4,476)	-44.7%
Income from discontinued operations, net of tax	-	0.0%	683	20.7%	-	0.0%	723	7.2%
Net income (loss)	$1,971	58.3%	$(7,776)	-236.2%	$4,003	38.5%	$(3,753)	-37.5%

Three Months Ended September 30, 2020

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

Franchise royalties for the three months ended September 30, 2020 were approximately $3.2 million, an increase of 2.5% from $3.1 million for the three months ended September 29, 2019. Approximately $681,000 of royalties in the third quarter 2020 are attributable to the offices acquired through the Merger. Although we experienced a year-over-year increase in royalty revenue in the third quarter 2020, average royalty revenue per office in that quarter was negatively impacted by decreased economic activity related to COVID-19. Although system-wide sales, and resulting franchise royalties, have been slowly increasing on a month-over-month basis since the beginning of April, we expect decreased royalty revenue for the remainder of 2020, and perhaps beyond, relative to historical levels.

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

Service revenue for the three months ended September 30, 2020 was approximately $164,000, a slight increase from approximately $154,000 for the three months ended September 29, 2019.

Selling, General, and Administrative Expenses
SG&A expenses for the three months ended September 30, 2020 were approximately $1.4 million, a decrease of 81.6% from $7.4 million for the three months ended September 29, 2019. This significant decrease is primarily related to Merger related costs of approximately $4.7 million incurred in 2019. In addition, we saw a decrease in charges related to workers’ compensation of approximately $537,000, and a decrease in bad debt expense of approximately $272,000.

Miscellaneous Income
Miscellaneous income for the three months ended September 30, 2020 was approximately $392,000, a decrease of 22.2% from $505,000 for the three months ended September 29, 2019. In 2020, miscellaneous income was comprised primarily of interest income on notes receivable and a recovery related to a legal settlement, while in 2019 it was primarily comprised of a gain on the sale of intangible assets acquired in the Merger that were sold when the acquired locations were franchised.

Nine Months Ended September 30, 2020

Franchise Royalties
Franchise royalties for the nine months ended September 30, 2020 were approximately $9.6 million, an increase of 3.1% from $9.3 million for the nine months ended September 29, 2019. Included in this increase are approximately $2.0 million of royalties attributable to the offices acquired through the Merger. Royalty revenue in the last few weeks of March 2020 began to be negatively impacted by decreased activity related to COVID-19. This negative impact continued through the third quarter. We expect decreased royalty revenue for the remainder of 2020, and perhaps beyond, relative to historical levels.

Service Revenue
Service revenue for the nine months ended September 30, 2020 was approximately $841,000, an increase of 15.6% from approximately $727,000 for the nine months ended September 29, 2019. This increase is related to the increase in franchised offices due to the Merger.

Selling, General, and Administrative Expenses
SG&A expenses for the nine months ended September 30, 2020 were approximately $6.5 million, a decrease of 33.4% from $9.8 million for the nine months ended September 29, 2019. The majority of this decrease is due to Merger related costs of approximately $4.7 million incurred in 2019. We also saw a decrease in charges related to workers’ compensation of approximately $743,000, and a decrease in bad debt of approximately $284,000. These decreases were partially offset by an increase in stock-based compensation of approximately $603,000 and a $1.6 million reserve placed on notes receivable we issued to finance the sale of offices acquired in the Merger. This reserve is directly related to the negative impact COVID-19 has had on the economy, the financial condition of our borrowers, and the value of the underlying collateral.

Miscellaneous Income
Miscellaneous income for the nine months ended September 30, 2020 was approximately $932,000, an increase of 24.0% from $752,000 for the nine months ended September 29, 2019. In 2020, miscellaneous income was comprised primarily of interest income on notes receivable, while in 2019 miscellaneous income was made up primarily of gains related to the sale of property and intangible assets.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable, most of which were issued in connection with the sale of offices acquired in the Merger. In addition, we have the capacity to borrow under our line of credit with Truist.

On September 30, 2020, our current assets exceeded our current liabilities by approximately $29.4 million. Our current assets included approximately $10.3 million of cash and $24.0 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $3.2 million related to our workers’ compensation claims liability, $2.3 million due to our franchisees on upcoming settlement statements, and $2.1 million in accrued benefits and payroll taxes.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag employee pay – which is typically daily or weekly – our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection. We witnessed this in the first half of 2020. When the economy recovers, our cash balance tends to decrease and accounts receivable tend to increase. This trend explains the decrease in cash we experienced in the third quarter of 2020. It is difficult to predict whether this trend will continue in the fourth quarter as, traditionally, the final quarter of the year results in a smaller amount of new accounts receivable relative to the third quarter.

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, and other liquidity requirements associated with our continuing operations for at least the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Operating Activities
During 2020, cash generated by operating activities was approximately $6.9 million and included net income of approximately $4.0 million and a decrease in accounts receivable which generated approximately $4.2 million. These provisions were partially offset by an increase in prepaid workers’ compensation of approximately $1.2 million, payments of income taxes of approximately $1.9 million, and a decrease the amount due to our franchisees of approximately $1.3 million. During 2019, cash used by operating activities was approximately $1.2 million and included a net loss from continuing operations of $4.5 million and an increase in accounts receivable of approximately $12.7 million. These uses were partially offset by an increase in the amount due to our franchisees of approximately $4.7 million and an increase in other current liabilities of approximately $4.2 million.

Investing Activities
During 2020, cash used by investing activities was approximately $6,000 and included the purchase of property and equipment of approximately $1.2 million, most of which was related to the construction of a new building at our corporate headquarters. This use was offset by proceeds from notes receivable of approximately $1.6 million. During 2019, cash provided by investing activities was approximately $1.1 million and included proceeds from the sale of property and equipment of approximately $574,000 and an increase in franchisee deposits of approximately $666,000. These provisions were partially offset by the purchase of property and equipment of approximately $285,000.

Financing Activities
During 2020, cash used by financing activities was approximately $824,000 and included the payment of a dividend of approximately $678,000 and the purchase of treasury stock of approximately $146,000. During 2019, cash provided by financing activities was approximately $316,000 and included cash received for the effective issuance of common stock in connection with the Merger of approximately $5.4 million and an increase in our line of credit of $7.6 million. These provisions were partially offset by the purchase of treasury stock of approximately $8.4 million, and a decrease in the amount due affiliates of approximately $5.5 million.

Non-GAAP Financial Measure: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” We refer to sales at company-owned and operated offices as “company-owned sales.” Company-owned sales are reflected net of costs, expenses, and taxes associated with those sales on our financial statements as “Income from discontinued operations, net of tax.” We refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a non-GAAP financial measure. While we do not record system-wide sales as revenue, management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record franchise royalty revenue, are directly related to interest charged on overdue accounts which we record under service revenue, and are indicative of the financial health of our franchisee base. System-wide sales are not intended to represent revenue as defined by U.S. GAAP, and such information should not be considered as an alternative to revenue or any other measure of performance prescribed by U.S. GAAP.

During 2020, all of our offices were franchised. As such, system-wide sales for the three and nine months ended September 30, 2020 were all derived from franchised offices. The following table reflects our system-wide sales broken into its components for the periods indicated:

	Three months ended		Nine months ended
	September 30, 2020	September 29, 2019	September 30, 2020	September 29, 2019
Franchise sales	$55,626,751	$60,626,049	$156,163,051	$159,768,691
Company-owned sales	-	13,551,950	-	13,934,276
System-wide sales	$55,626,751	$74,177,999	$156,163,051	$173,702,967

System-wide sales were $55.6 million for the three months ended September 30, 2020, down $18.6 million, or 25.0% compared to the three months ended September 29, 2019. The decrease in system-wide sales is primarily a result of the effects of COVID-19. Additionally, because the Merger occurred on July 15, 2019, prior year third quarter results did not include system-wide sales attributable to the merged locations from July 1 through July 14.

System-wide sales were $156.2 million for the nine months ended September 30, 2020, down $17.5 million, or 10.1% compared the nine months ended September 29, 2019. This decrease in system-wide sales is primarily a result of the effects of COVID-19. The decrease was partially offset by the effect of offices added in the Merger.

In the closing weeks of the first quarter of 2020, we experienced a substantial decline in week-over-week system-wide sales as a direct result of COVID-19. This depressed level of system-wide sales compared to historical averages continued throughout the third quarter and into the fourth quarter. We have started to see week-over-week system-wide sales improve, which has slowly begun to shrink the gap between 2020 and 2019 comparative week-over-week sales. We believe this trend is a result of many states reopening their economies. However, we still expect system-wide sales to be materially lower than historical averages in the fourth quarter of 2020, and likely into 2021. It is unclear when, or if, a full economic recovery will occur.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened two offices in the third quarter and did not close any

The following table accounts for the number of offices opened and closed or consolidated in the first nine months of 2020.

Franchised offices, December 31, 2019	147
Closed in 2020	(13)
Opened in 2020	4
Franchised offices, September 30, 2020	138

Office closures and consolidations in 2020 were largely related to the economic impacts of COVID-19. These closures were mostly in metropolitan areas still serviced by other offices. Accordingly, we do not expect such closures and consolidations in-and-of themselves to have a material impact on our system-wide sales, revenue, or other results of operations. It is difficult to predict whether the impacts of COVID-19 will cause more closures.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective as of the end of such period. There were no changes in our internal control over financial reporting during our last quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in Part I, Item 1A of our most recent annual report on Form 10-K which we filed with the SEC on March 30, 2020 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. Except as set forth below, there have been no material changes to the risk factors included in our Form 10-K for the year ended December 31, 2019, filed with the SEC on March 30, 2020.

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

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term. But the overall economic impact of the pandemic has been highly negative to the general economy. Our operations have been disrupted by customers decreasing the amount of orders they place for temporary employees, safety measures we and our franchisees have put in place to prevent spread of the virus, and in other ways. The COVID-19 outbreak has had a negative impact on our operations, system-wide sales, and revenue as well as those of our franchisees. 13 of our franchised offices have closed or consolidated into other existing offices at least, in part, due to the impact of COVID-19. It is possible that additional offices may be forced to close. Some of our franchisees have experienced economic hardship including loss of customers or business. A small number of franchisees, as well as the purchaser of our California offices, have experienced difficulty in repaying their financing obligations to us, causing us to set aside a reserve of $1.6 million for that purpose as of September 30, 2020. Others may experience economic hardship or even failure. If the recent resurgence of the virus and infections continues to expand in the fourth quarter of the year, we may be forced to temporarily or permanently close other offices. Our customers may choose to voluntarily close their worksites.

Any of the above factors, or other cascading effects of the coronavirus pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration of any such impacts cannot be predicted. We expect COVID-19 will continue to negatively impact customer demand throughout 2020, and likely beyond. While we expect some recovery in some markets in the final quarter of the year, the impact of COVID-19 on our sales and revenue will likely still be significant. We do not yet know the full extent of the impact of COVID-19 on our business, financial condition and results of operations.

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

Our borrowers’ ability to repay their loans usually depends upon their successful operation of their business and income stream. Loans we extend to finance the purchase of office assets typically are our largest and riskiest loans; however, given their historical role in driving growth in our overall size and revenue streams, we intend to continue those lending efforts. At September 30, 2020, our loans receivable from franchisees and from the California purchaser, net of an approximately $1.6 million reserve, constituted 17.3% of our assets. If our franchisees or the California purchaser do not repay these loans, it may negatively impact our overall financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities
We did not issue any unregistered securities during our most recent quarter.

Purchase of  Equity Securities by the Issuer and Affiliated Purchasers
In July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock, with a maximum monthly cost of $100,000. During our most recent quarter, we purchased approximately 24,000 shares of our common stock at an aggregate cost of approximately $146,000 resulting in an average price of $6.20 per share. The following table summarizes in more detail our common stock purchased during our most recent quarter.

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
July	23,638	$6.20	23,638	1,176,362
August	-	-	23,638	1,100,000
September	-	-	23,638	1,000,000
Total	23,638	6.20

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer - § 302 Certification (filed herewith).
31.2	Certification of Chief Financial Officer - § 302 Certification (filed herewith).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted in § 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document (filed herewith).
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith).
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith).
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith).
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith).
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith).

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

/s/ Richard Hermanns	November 12, 2020
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	November 12, 2020
Cory Smith	Date
Chief Financial Officer