Form 10-K
period 2020-12-31
HireQuest, Inc.
filed 2021-03-25
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $29,514,000.

Number of shares of registrant’s common stock outstanding at March 24, 2021 was 13,638,041.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2020.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2020 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of the merger or acquisitions including those we have completed in 2021; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

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

Development of our Business

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

The COVID-19 pandemic has significantly impacted our business and operations. Please see “COVID-19 Pandemic” under “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a description of the effects COVID-19 has had on the Company.

Our common stock trades on the Nasdaq Market under the symbol “HQI.”

More information about us may be found at www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

The Snelling Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling Staffing is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices, substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of $17.3 million, subject to customary adjustments for net working capital plus further adjustment of $7.2 million of collateral released to the sellers by their workers' compensation insurer which Hire Quest, LLC replaced with the insurer (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist Bank, formerly Branch Banking and Trust Company ("Truist").

The Link Acquisition

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link Staffing in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link Staffing is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired approximately 35 franchised offices, customer lists and contracts, and other assets of Link Staffing for a purchase price of $11.1 million (the "Link Acquisition"). We funded this acquisition with existing cash on hand. We did not receive working capital and expect to satisfy future working capital needs related to the Link Acquisition with existing cash on hand and a line of credit with Truist.

Together, the Snelling Acquisition and the Link Acquisition are sometimes referred to herein as the "March 2021 Acquisitions."

The Command Center Merger, the Name Change, and the Reincorporation in Delaware

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

Our Model

We are a nationwide franchisor of temporary staffing offices providing on-demand labor solutions primarily in the light industrial and blue-collar segments of the staffing industry. Following the March 2021 Acquisitions, we expect to have a significant presence in more traditional commercial staffing. We provide our customers with seamless access to a contingent workforce whenever they need it. Our daily dispatch model, in which we match temporary employees with openings every day, allows us to be responsive to our customers’ dynamic needs. Our flexible staffing solutions permit our customers to focus on their underlying operations and to expand or contract their workforce quickly to meet fluctuating demands. We pay the majority of our temporary employees daily which attracts workers who cannot wait up to three weeks for their first paycheck under a traditional model.

In 2020, our franchisees operated through one of our two owned brands: HireQuest Direct and HireQuest. HireQuest Direct, which has historically representsed the great majority of our franchises, focuses on daily-work daily-pay jobs in the construction and light industrial segments. HireQuest focuses on longer-term staffing positions in the light industrial and administrative arenas. Following the March 2021 Acquisitions, we also own and offer the Snelling brand in the longer-term commercial arena. We will also license the Link brand to some of the franchisees we acquired in the Link Acquisition.

Our revenue, which is largely comprised of royalty fees and interest charged to our franchisees on overdue accounts receivable, was $13.8 million in 2020. Our system-wide sales, which we define as sales at all office locations, whether owned and operated by us or by our franchisees, were $210.9 million in 2020, all of which was attributable to franchisee-owned locations. We employed approximately 57,000 temporary employees in 2020. At December 31, 2020, we had 139 franchisee-owned offices operating in 30 states and the District of Columbia. On a net basis, we closed 8 offices in 2020 (opening 5 and closing 13), with most of the closures directly related to the COVID-19 pandemic. These closures, however, were in markets where we maintain a presence or which historically produced small amounts of system-wide sales.

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

1 American Staffing Association, Staffing Industry Statistics (published May 2020). Available at: https://https://americanstaffing.net/staffing-research-data/fact-sheets-analysis-staffing-industry-trends/staffing-industry-statistics/#tab:tbs_nav_item_1. This URL is provided as an inactive textual reference only. The contents of such webpage are not incorporated by reference into this Annual Report.

Our differentiated services are driven by two key elements:

●
Local ownership and dedicated responsiveness. Our offices are franchisee-owned. We believe that ownership at the local level, where the vast majority of customer interaction occurs, allows our organization to be agile and responsive to customer needs. Since our franchisees have a personal financial interest in the success of their offices, our customers interact with a representative who is incentivized to deliver excellent customer service and resolve issues efficiently. We believe the combination of local ownership coupled with properly-aligned incentives results in enhanced customer satisfaction and greater customer retention.

●
Direct dispatch from our offices. The majority of our employees in our construction and light industrial segment are dispatched from our offices every day. This allows our franchisees and their staff to qualify the employees for work, provide them with any necessary personal protective equipment, assist them in arranging transportation amongst themselves, and ensure the right number of qualified individuals are dispatched at the right time. We believe that employee dispatch from franchise offices increases consistency as our employees are sent to a particular jobsite without having to rely on potentially less reliable means of verification, such as telephone calls. Once we and our customers have developed a rapport with particular employees, we will sometimes dispatch these employees directly to a customer location.

Our Industry

Temporary Staffing

According to the American Staffing Association, the staffing and recruiting industry employed approximately 15 million people and accounted for $161 billion of sales in 2019.2 We have historically focused primarily on the largest segment, light industrial and blue collar work, which accounts for roughly 36% of the temporary staffing industry.3 Following the March 2021 Acquisitions, we expect to expand more significantly into several of the remaining segments of the staffing industry including clerical and administrative, professional, and health care.

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

2 American Staffing Association, Staffing Industry Statistics (published May 2020). Available at: https://americanstaffing.net/staffing-research-data/fact-sheets-analysis-staffing-industry-trends/staffing-industry-statistics/#tab:tbs_nav_item_0. This URL is provided as an inactive textual reference only. The contents of such webpage are not incorporated by reference into this Annual Report.
3 Id.

Historically, our business has been bolstered by declining unemployment rates as our customers find it more difficult and more expensive to recruit, interview, hire, and train qualified staff. As employers look for alternatives to combat these increasing costs and administrative burdens, opportunities arise for the temporary staffing industry. In addition, worker attitudes have changed from one which idealized extended tenure with a single employer to one which is more open to temporary or transient employment. This shift has increased the availability of temporary workers in the economy as a whole. Alternately, periods of declining unemployment are a headwind for our business.

Government Regulation

While the offices under our brands are operated by franchisees, our wholly-owned subsidiary is the employer of record of the temporary employees. As a large employer, we are subject to a significant number of employment laws at the state, federal, and local levels. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance, and laws relating to equal opportunity employment.  In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, paid sick leave, retirement savings programs, transportation benefits, application forms and background checks, and required notices to employees, among others.

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

Our Competitive Strengths

We attribute our success to the following strengths:

●
Nationwide footprint with differentiated business model. We believe we are one of the largest providers of on-demand temporary staffing solutions in the light industrial and blue-collar segments of the staffing industry measured by number of office locations. Our nationwide footprint allows us to compete for national account relationships not available to many of our local or regional competitors. Our size also allows us to obtain favorable terms on our workers’ compensation insurance program. Our franchise model has many advantages as well. Most of our competitors utilize a company-owned office model in which management of day-to-day interactions with customers is handled by individuals who do not have the same incentive to succeed as franchisees have as owners of their businesses. The company-owned model typically requires significant investment in middle management to overcome this lack of incentive. We largely avoid this expense because our franchisees are independent business owners responsible for their own financial well-being, and in doing so increase our store level economics.

●
A franchise system with expansion capabilities. We incentivize our franchisees to expand their own businesses through our Franchise Expansion Incentive Program. Under this program, we offer assistance overcoming the startup costs of an office in a new metropolitan area by providing our existing franchisees with credits on the royalty fees they pay in their existing offices. In addition, under certain circumstances, we will provide assistance in acquisition funding or financing. We also maintain a Risk Management Incentive Program which allows us to reward franchisees who are successful in keeping their workers' compensation loss ratios below certain thresholds by paying to franchisees an amount equivalent to a portion of their premiums. We believe that this incentivizes our franchisees to encourage workplace safety, while also providing franchisees with capital to reinvest in, or expand, their businesses.

●
Responsible capital allocation with very little debt. As of December 31, 2020, we remain debt free. Financing our day-to-day needs with cash produced from operations allows us to continue building cash reserves which we can use, in addition to our line of credit with Truist, to finance significant transactions such as major reinvestments in our business, strategic acquisitions, share buybacks, or stockholder dividends, depending on the opportunities that present themselves. Compared to company-owned offices, our franchise model allows us to employ relatively fewer full-time staff at our corporate headquarters decreasing the working capital needed for operations.

Our Growth Strategy

We believe there are opportunities to grow our business and brand. While the onset of COVID-19 has made the economic future unpredictable, we believe the following to be key components of our growth strategy:

●
Make strategic acquisitions. We are continuously evaluating acquisition opportunities that will allow us to expand our franchisee base and diversify our national footprint.

●
Continue to grow the number of offices our franchisees operate. We believe attractive returns at the franchisee level positions us to continue to attract new franchisees and encourage our existing franchisees to open new offices. In addition, we encourage our existing franchisees to explore new potential markets through our Franchise Expansion Incentive Program. When combined with the back-office support that we provide franchisees, we believe we are poised to expand into unserved or underserved markets like the Upper Midwestern United States.

●
Capitalize on our national footprint to grow same store and system-wide sales. We anticipate that our enhanced scale combined with our royalty-driven business model will contribute to growth in our access to and profitability from national accounts. Traditionally, these larger national accounts have the leverage to impose lower margins on their temporary staffing providers. Our royalty-driven business model, in which we earn a percentage of gross billings or funded payroll regardless of margins, partially insulates stockholders from short-term margin volatility inherent in the ownership of the traditional company-owned model for temporary staffing.

●
Increase our brand awareness. As we continue to develop new markets and to serve our existing markets, we expect our brand to become more recognizable and a greater asset to us in driving repeat customers, encouraging customers to expand their use of our services across multiple markets, and increasing new customer development.

Our Offices

We had 139 offices located in 30 states and the District of Columbia as of December 31, 2020. All were franchised. The map below provides the number of offices we had in each state.

Number of Offices By State
December 31, 2020

We have a strong concentration of offices in established and emerging regions such as the Southeast, Texas, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends. We encourage our franchisees to locate in areas with access to public transportation and major thoroughfares. Locations with these characteristics make it easier for our employee base to reach our office, which improves their ability to efficiently get to their work assignments. Most of our franchisee offices are located near areas of concentrated construction or major manufacturing and industrial sites.

Our Franchise Program

Our franchised offices are a key component of our success. We urge our franchisees to customize their services according to the unique opportunities and assets presented at each of their offices, while also leveraging the overall size of the organization whenever possible. This approach allows for each office to have a unique blend of customers and emphasis while also reducing overhead costs, improving economies of scale, establishing procedural uniformity and controls, and creating a predictable internal environment for temporary employees.

A typical franchised office location is managed by an owner with the assistance of in-office personnel. Many offices hire business development staff to help drive business to the offices. We provide advice and guidance from our corporate headquarters.

Franchising Strategy

As of December 31, 2020, there were 139 franchised HireQuest and HireQuest Direct offices operated by 59 franchisees. Approximately one-third of our franchisees owned multiple offices. Our largest franchisee owned 12 offices, and about one-sixth of our franchisees owned 4 or more offices. One individual owned significant interests in 6 franchisees that operated 35 offices. We also had 21 franchisees that share common ownership with significant stockholders, directors, and officers of the Company, which we refer to as Worlds Franchisees. The Worlds Franchisees operated 49 offices as of December 31, 2020.

Our approach to the franchise model creates what we believe to be superior office-level economics. We finance many of the initial working capital needs of our franchisees, including costs of new office openings, through our ownership of franchisee accounts receivable which we acquire through our franchise agreements. This is a relatively inexpensive source of capital for our franchisees and allows them to expand more freely. In addition, our Risk Management Incentive Program lowers the effective cost of workers’ compensation insurance at the franchisee level – a significant expense for many of our competitors. Through our Risk Management Incentive Program, we pay franchisees who keep their workers’ compensation loss ratios below a specific loss threshold an amount equivalent to a portion of the premium they pay for workers’ compensation coverage. We thereby eliminate for our franchisees two of the strongest barriers to entry: financing and workers’ compensation, and enable potentially higher operating margins at the office level.

Franchise Agreements

Our franchise agreement contain standard terms and conditions. In most cases, our franchisees are granted the exclusive right to operate their chosen brand, either HireQuest or HireQuest Direct, in their protected territory. Typically, a protected territory corresponds with the metropolitan statistical area where the office is located.

As of December 31, 2020, our franchisees operated under 88 executed franchise agreements. For our HireQuest Direct business line we charge a royalty fee of between 6% and 8% of gross sales, depending on sales volume. For our HireQuest business line, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory.

Our typical franchise agreement has a term of five years. Our franchise agreement is designed to remove some of the most significant barriers to entry in our industry – access to working capital, and dedicated software. By entering into a franchisee agreement with us, our franchisees gain access to our proprietary software, HQ WebConnect, which we update regularly through a dedicated staff of developers, and gain access to working capital by factoring their accounts receivable through us. Additionally, in states that do not require participation in a state-run program, our franchisees gain access to our workers’ compensation insurance coverage.

Franchisees receive initial and ongoing training in our methods of operation. We provide support personnel on an as-needed basis to our franchisees. We have a comprehensive brand standards manual which explains our policies on key operational, financial, and regulatory compliance issues. Under the franchise agreement, beneficial owners of our franchisees guaranty all debts and obligations of the franchise to us. Still, we have less control over a franchisee’s operations than we would if we owned and operated an office ourselves.

The table below displays the number of franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2021	9
2022	13
2023	12
2024	42
2025	6
2029	6

The large number of renewals in 2024 arose because of the significant number of new franchisees we added in 2019 as a result of the Merger. The table above does not include franchisees acquired through the March 2021 Acquisitions.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services we provide. Hire Quest, LLC, our wholly-owned subsidiary, is the employer of record of all of our temporary employees. In 2020, we employed approximately 57,000 temporary employees and issued approximately 1.1 million paychecks. The vast majority of these payments were made via electronic paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full time employees on a given day, however, approximately 660 temporary employees worked at least 1,800 hours in 2020.

These temporary employees served thousands of customers, primarily in the construction, industrial/manufacturing, warehousing, hospitality, recycling/waste management, and disaster recovery industries. Our customers range in size from small, local businesses to large, multi-national corporations. Most of our work assignments are short-term, and many are filled with little advance notice from customers.

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

The safety of our temporary employees remains one of our highest priorities. We regularly provide safety and skills training. We also aggressively manage our workers' compensation program to identify trends in injuries and limit our losses and exposure. Through our Risk Management Incentive Program, our franchisees are incentivized to ensure safe working environments and to achieve quick resolutions of workers' compensation claims when they do arise.

Corporate Employees

We believe our success depends on our ability to attract, develop and retain talented employees. The skills, experience and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top and we routinely have Company functions designed to engage and integrate our employees into our culture. We employ approximately forty corporate employees through HQ LTS Corporation, our wholly-owned subsidiary. Most of these individuals are employed at our corporate headquarters in Goose Creek, South Carolina. The vast majority of these employees are full-time. These employees provide back office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	57	President, Chief Executive Officer, and Chairman of the Board
John D. McAnnar	38	Vice President, Secretary, and Chief Legal Officer
Cory Smith	44	Treasurer and Chief Financial Officer

Richard Hermanns is the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. Mr. Hermanns has nearly thirty years of experience in the temporary staffing industry. He has served as Chief Executive Officer and Secretary of Hire Quest, LLC, now a wholly-owned subsidiary of HireQuest, Inc., since the company’s founding in 2002. He served in the same capacities for predecessor entities since 1991. Together with Edward Jackson, Mr. Hermanns owns a majority stake in Bass Underwriters, Inc., a large managing general insurance agent. Mr. Hermanns is also an active philanthropist. Among his charitable pursuits, he founded the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a more sustainable way. Mr. Hermanns obtained his Bachelor of Science degree summa cum laude in Economics and Finance from Barry University, and his Masters of Business Administration in Finance from the University of Southern California.

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

Cory Smith is the Treasurer and Chief Financial Officer of HireQuest, Inc. He was appointed as Command Center’s Chief Financial Officer in 2017. Mr. Smith was previously employed by Command Center from 2010 through 2015, serving as Controller during the final two years of his tenure.  Before rejoining Command Center, he was employed by Southeast Staffing beginning in 2015, where he served as the Vice President of Finance. From 2005 to 2010, Mr. Smith worked as a Certified Public Accountant, primarily performing attestation work. Mr. Smith graduated cum laude from Lewis-Clark College with a Bachelor of Science in Business Administration.

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

The primary competitive factors in our market segments include price, the ability to provide the requested workers on a timely basis, and success in meeting customer expectations. Secondary factors include customer relationships, name recognition, and established reputation. Businesses operating in these segments of the on-demand labor industry require access to significant working capital to pay temporary employees, particularly in the spring and summer when seasonal staffing requirements are highest, and to fund workers' compensation premiums and claims. Lack of working capital can be a significant impediment to growth for small, local, and regional on-demand labor providers. A second barrier to entry is an affordable workers’ compensation policy. Small entrants usually do not have the scale necessary to secure a policy on terms similar to ours. Regulatory compliance is becoming more burdensome, particularly for smaller firms that cannot profitably comply with the increasing number of federal, state, and local employment laws and regulations.

We also face increasing competition from gig-economy companies who are attempting to monetize the temporary staffing industry through smartphone applications. We believe these apps, however, will not be a major source of successful competition in the commoditized section of the labor markets where we operate. The apps, which operate on a broad-blast, first-come-first-served basis, often result in too many or too few workers arriving at a jobsite, workers arriving without the necessary required personal protective equipment, or employees arriving at a jobsite unwilling or unable to perform the assigned tasks. In contrast, our direct dispatch model allows us to screen employees’ readiness for work every day, assist with arranging transportation to and from jobsites, and match employees with company-provided personal protective equipment before they leave the office.

Our Cyclicality and Seasonality

The temporary staffing industry has historically been cyclical. Success tends to track the economy. When our franchisees’ customers expect to have long-term permanent needs, they tend to increase their use of temporary employees. Our revenue tends to increase as the economy expands, and conversely, our revenue tends to decrease when the economy contracts.

Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by temporary employees are outdoors and generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during fall and through winter. In addition, demand by industrial customers tends to slow after the holiday season and pick up again in the third and fourth quarters – peaking in the third quarter. Our exposure to seasonality is mitigated, in part, by our strong presence in the Southern United States where seasonal fluctuations are typically less pronounced.

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “The Right People at the Right Time,” and all of our stylized logos. We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements. Following the March 2021 Acquisitions, we also own the Snelling-related trademarks and have a license to use the Link-associated trademarks with franchisees acquired in the Link Acquisition.

We have developed and own our proprietary software to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing, and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, customer trends, detect potential fraud, and to examine other key performance indicators. We believe that our software facilitates efficient customer interaction, allowing for online bill payment, invoice review, and other important functions. Because WebConnect is a proprietary system, we maintain a dedicated IT development staff, who continually refine our software in response to feedback from franchisees, customers, and employees. We license the use of our software to franchisees via our franchise agreements. The system is not patented. We have invested in off-site back-up and storage systems that we believe provide reasonable protections for our electronic information systems against breakdowns as well as other disruptions and unauthorized intrusions.

We rely on common law protection of our copyrighted works. These works include advertising and marketing materials and other items that are not material to our business. We license some intellectual property from third parties for use in our corporate headquarters, but such licenses are not material to our business.

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2020, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries including: (1) HQ LTS Corporation, which employs the staff of our corporate headquarters; (2) HQ Financial Corporation, which provides financing and related services to our franchisees; (3) Hire Quest, LLC, which is the employer of record of our temporary employees; (4) HQ Franchising Corporation, which is the franchisor of our franchised relationships; and (5) HQ Real Property Corporation, which owns our corporate headquarters and two adjacent parcels of real property. It was also corporate parent to a series of additional wholly-owned subsidiaries which had no operations in 2020 and has formed additional subsidiaries since December 31, 2020 to complete various acquisitions and explore staffing in new industries (all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference).

Our Securities Exchange Act Reports

We maintain a website at the following address: www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available on our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 13 filings by our 5% sharesholders and Section 16 filings by our officers, directors and 10% stockholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

Our common stock value and our business, results of operations, cash flows, and financial condition are subject to various risks, including, but not limited to, those set forth below. If any of these risks actually occur, the value of our common stock, business, results of operations, cash flows, and financial condition could be materially adversely affected. In such case, the value of your investment could decline and you may lose all or part of the money you paid to buy our common stock. These risk factors should be carefully considered together with the other information in this Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

The COVID-19 Pandemnic has been unpredictable and could continue to negatively impact our financial condition and results of operations.
On March 11, 2020, the World Health Organization announced that infections of COVID-19 had become pandemic, and on March 13, 2020, the President of the United States announced a National Emergency relating to the disease. Since March 13, 2020, state and local authorities have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, implementing shelter in place orders, refusing to issue new building permits, and invalidating current building permits causing work to stop. There has been widespread infection in the United States and abroad, with a resulting catastrophic impact on human lives, including those of our franchisees and employees, and the economy as a whole, including our customers. In addition to the actions described above, national, state, and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population and additional mandatory business closures. These measures, while intended to protect human life, have had serious adverse impacts on our business and domestic and foreign economies. They have caused our system-wide sales and resulting revenue to decline. The extent and duration of this decline is uncertain. The ultimate and long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, such as the CARES Act and Paycheck Protection Program, and of government vaccination efforts, is uncertain.

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term. Thus far, the COVID-19 outbreak has had a material adverse impact on our business, including  negative impacts on our operations, system-wide sales, and revenue as well as those of our franchisees. Our operations have been disrupted by customers decreasing the amount of orders they place for temporary employees, safety measures we and our franchisees have put in place to prevent spread of the virus, inability to locate temporary employees willing to work, and in other ways. In 2020, 13 of our franchised offices closed or consolidated into other existing offices at least, in part, due to the impact of COVID-19. It is possible that additional offices may be forced to close. Some of our franchisees have experienced economic hardship including loss of customers or business. A small number of franchisees, as well as the purchaser of our California offices, have experienced difficulty in repaying their financing obligations to us, causing us to set aside a reserve of $1.6 million as of December 31, 2020. Others may experience economic hardship or even failure. If the virus and infections experience a resurgence or expand in 2021, we may be forced to temporarily or permanently close other offices. Our customers may choose to voluntarily close their worksites.

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, continue to reduce system-wide sales, cause additional office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. While we expect COVID-19 to continue to affect customer demand for our products negatively, the extent and duration of any such impacts on our business, financial condition, and results of operations cannot be predicted.

We may be unable to attract sufficient qualified candidates to meet the needs of our clients.
We compete to meet our clients’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as desirability of the assignment, location, the health of our workforce, and the associated wages and other benefits. We have experienced shortages of qualified candidates and we may experience such shortages in the future due to a number of factors including, without limitation, as a result of the COVID-19 pandemic. Increased government benefits and subsidies related to COVID-19 appear to have led to a relative shortage of candidates in the short term. Further, if there is a shortage, the cost to employ or recruit these individuals could increase. If we are unable to pass those costs through to our clients, it could materially and adversely affect our business.

We are vulnerable to seasonal fluctuations with lower demand in the fall and winter months.
Royalty fees generated from office sales in markets subject to seasonal fluctuations are less stable and may be lower than in other markets. Locating offices in highly seasonal markets involves higher risks. Individual franchisee revenue can fluctuate significantly on both a quarter over quarter and year over year basis thereby impacting our royalty and service revenue, depending on the local economic conditions and need for temporary labor services in the local economy. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months. To the extent that seasonal fluctuations become more pronounced, our royalty fees could fluctuate materially from period to period.

We are critically dependent on workers’ compensation insurance coverage at commercially reasonable rates, and unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.
We employ workers for whom we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chubb/Ace American. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. We currently collateralize our policies largely with a letter of credit from Truist. If we no longer had access to that collateral, we could not be certain we would be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies would be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required will likely increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available to us in a timely manner or at all. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

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

In 2020, Congress enacted the Families First Coronavirus Response Act which, among other things, requires certain employers under certain circumstances to pay their employees emergency paid sick leave and pay further leave under an extension of the Family Medical Leave Act. It is possible that the payments required by this law will have a significant negative impact on many of our franchisees. We cannot predict whether Congress will enact additional legislation in response to COVID-19 or whether additional legislation will impact us and our franchisees positively or negatively.

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
●
Recruitment, training, and retention of qualified core staff and temporary personnel; and
●
General economic and business conditions (including those resulting from the effects of the COVID-19 global pandemic).

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
Our business is linked to conditions in the overall economy, such as those impacting the ability of our customers to obtain financing, the availability of temporary employees, changes in laws, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, and pandemics. In particular, the outbreak of COVID-19 has materially affected our business by decreasing activity in the economy overall and negatively impacting the industries our customers are in, especially hospitality, event staffing, auto auctioneering, and similar industries. While we have instituted policies directing our franchisees to follow all CDC guidelines to help decrease the spread of COVID-19, and we have not experienced a significant number of infections among our employees, it is possible that COVID-19 could infect a large number of temporary employees removing them from the available worker pool. To date, we have experienced a decline in system-wide sales and resulting revenue due to decreased economic activity. Our franchisees have closed or consolidated 13 offices at least in part due to the negative impacts of COVID-19. These factors are unpredictable and outside of our control. They may affect the level and volatility of securities prices and the liquidity and value of investments, including investments in our common stock.

Risks Related to our Credit Facility

Our credit facility contains operating and financial covenants that may restrict our business and financing activities.
On July 11, 2019, in connection with the Merger, we, along with our subsidiaries, entered into a loan agreement with Truist for a $30 million line of credit with a $15 million sublimit for letters of credit. The loan agreement and other loan documents contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. The loan agreement also requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00. The agreements limit, among other things, our ability to:

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

We may be unable to obtain financing of our working capital, acquisition, dividend, and other needs on favorable terms.
Our success and growth is largely dependent upon meeting and covering our working capital and other financial needs on favorable terms. If we need to expand our current line of credit in the future, or lose our existing line of credit, it is possible we would be unable to secure a replacement line of credit on favorable terms or at all which would have a negative impact on our financial condition and results of operations.

Risks Related to Our Franchisees and Business Model

Converting our company-owned offices to franchises has multiple risks.
We believe that the franchise model is superior to the company-owned store model. To that end, we have historically converted all company-owned offices of any entities we acquire to franchises. However, we have less control over the day-to-day operations of the offices and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk.  We have added a significant number of new franchisees through the March 2021 Acquisitions. These new franchisees will need to adapt to a new operating model, a new IT system, and new business processes. Their failure to do so could negatively impact our financial condition and results of operations.

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
Lending money to our franchisees for startup costs and short-term funding is an essential part of our business. While most of our franchisees have historically repaid their loans to us, for various reasons, a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. We extended purchase financing loans in 2019 in connection with the Merger and subsequent sales and conversions of company-owned offices to franchises in amounts that were unprecedented for us. In addition, the purchaser of our California office assets financed the transaction by providing us a note for $1.8 million. As a result of the negative impacts of COVID-19, a small number of our franchisees and the California purchaser have already had difficulty in repaying their debts to us. To that end, we placed a reserve of approximately $1.6 million on our notes receivable. The risk of non-payment is affected, among other things, by:

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

The ability of such parties to repay their loans usually depends upon their successful operation of their business and income stream. Loans we extend to finance the purchase of office assets typically are our largest and riskiest loans; however, given their historical role in driving growth in our overall size and revenue streams, we intend to continue those lending efforts. At December 31, 2020, our loans receivable from franchisees and from the California purchaser, net of an approximately $1.6 million reserve, constituted 3.3% of our total assets. If our franchisees or the California purchaser do not repay these loans, it may negatively impact our overall financial condition and results of operations.

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

Risks Related to the Merger and Our Organizational Structure

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

We will likely satisfy the Ownership Test for the 2020 tax year. However, we do not expect to satisfy the Income Test in 2020. Accordingly, we do not believe that we will be considered a personal holding company for the 2020 tax year. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not be a personal holding company for the 2020 tax year or become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

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
As of March 23, 2021, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 65% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 28% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

Our stock typically trades in low volumes daily which could lead to illiquidity, volatility, or depressed stock price.
Because of a history of low trading volume, our stock may be relatively illiquid and its price may be volatile. Our stock trades on the Nasdaq stock exchange, but typically trades in low daily volumes. For example, the average daily trading volume in our common stock on Nasdaq during the fourth quarter of 2020 was approximately 7,500 shares per day. This may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Some investors view low-volume stocks as unduly speculative and therefore not appropriate candidates for investment. Also, due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our stock.

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

Our stock price has been and will likely continue to be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price, and we may be more vulnerable to securities class action litigation.
In 2020, our stock price, as reported by Nasdaq, has ranged from a low of $5.66 to a high of $10.45. The effects of the COVID-19 pandemic and potential economic recovery could exacerbate this volatility. As a result, the market price and trading volume of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

If we cease paying cash dividends on our common stock, you may not receive any return on investment unless you sell your common stock for a price greater than that which you paid for it.
We only recently began paying quarterly dividends. At any time, our board of directors may instead revert to our prior practice of retaining any future earnings exclusively for future operations, expansion and debt repayment and cease paying cash dividends on our common stock. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant. As a result, if we cease paying dividends, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

We are a “smaller reporting company” as defined in SEC regulations, and the reduced disclosure requirements applicable to smaller reporting companies may make our common stock less attractive to investors.
We are a “smaller reporting company” as defined under SEC regulations and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements and reduced disclosure obligations regarding executive compensation. As a result, our stockholders may not have access to certain information that they may deem important. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

General Risk Factors

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

We also own two parcels of land immediately adjacent to our headquarters. We are developing these into an additional headquarters building of approximately 10,000 square feet and a supporting parking lot. This additional capacity at our headquarters will enable us to expand the size of our corporate employee headcount to facilitate potential future growth. We expect this expansion project to be completed in 2021.

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

Holders of Our Common Stock

As of March 23, 2021, we had approximately 50 holders of record of our common stock.

Dividends

Beginning in the third quarter of 2020, we declared quarterly dividend of $0.05 per common share. We paid a dividend in the third and fourth quarter of 2020 and the first quarter of 2021, and we intend to continue to pay this dividend on a quarterly basis, based on our business results and financial position. However, the declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Company located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock. During the fiscal quarter ended December 31, 2020, we did not purchase any shares of our common stock.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operations

The following analysis is intended to help the reader understand our results of operations and financial condition, and should be read in conjunction with our consolidated financial statements and the accompanying notes located in Item 8 of this Form 10-K. This Annual Report on Form 10-K, including matters discussed in this Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements relating to our plans, estimates and beliefs that involve important risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” and Item 1A. “Risk Factors” for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements.

This section of this Annual Report on Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which we filed with the SEC on March 30, 2020.

Overview

We are a leading nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. Through our franchisees, we provided various types of temporary personnel in 2020 via two business models operating under the trade names “HireQuest Direct” and “HireQuest.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel. As of December 31, 2020 we had 139 franchisee-owned offices in 30 states and the District of Columbia. We provide employment for an estimated 57,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

Impacts of the COVID-19 Pandemic

The COVID-19 pandemic has materially adversely impacted our business. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and took dramatic action, including ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while implemented to protect human life, have had, and are expected to continue to have, serious adverse impacts on our business and the economy as a whole. While several states have advanced significantly into the reopening process, it is unclear when, or if, a full economic recovery will occur. It is also unclear whether businesses will remain open or another broad shutdown will occur. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain.

We entered 2020 with a strong balance sheet. Our assets exceeded liabilities by more than $28 million. Throughout 2020, we improved our liquidity position, primarily by converting accounts receivable into cash. Current assets improved from $37.0 million on December 31, 2019 to $39.6 million on December 31, 2020. We remained profitable throughout 2020. Still, the sweeping and persistent nature of the COVID-19 pandemic depressed system-wide sales, resulting revenue, and net income in 2020.

On a year-over-year basis, the relative decrease in our system-wide-sales has consistently shrunk since March of 2020. The decrease in the beginning of the pandemic reached 38% but has consistently shrunk. By the end of 2020, our system-wide-sales were down 16% year-over-year. We continue to expect negative impacts on system-wide sales and resulting revenue in the first and second quarter of 2021, and likely beyond. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

To date, our franchisees have closed or consolidated 13 offices at least, in part, due to the financial impacts of COVID-19. Of these closures, 11 were in metropolitan areas where our franchisees still maintain at least one office that we expect can service customers of the closed or consolidated offices. The other two offices did not historically produce significant amounts of system-wide sales or resulting revenue. It is possible that other offices may still be forced to close. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality, catering, special events, or auto auction services. Despite tough economic conditions, our franchisees also opened 5 new offices in 2020.

In response to depressed economic conditions, we took measures to control and reduce selling, general, and administrative expense ("SG&A"). In addition, we placed a reserve of $1.6 million on the promissory notes we hold from our franchisees and the purchaser of our previously owned California offices.

As discussed more fully below, our already strong liquidity position has improved since December 31, 2019 because of decreased funding requirements for temporary employees and the decrease in our accounts receivable balance as amounts are collected and converted to cash. We increased our cash balance by approximately $9.5 million from $4.2 million at December 31, 2019 to $13.7 million at December 31, 2020. When combined with our borrowing capacity under our line of credit and lack of debt, we expect that we have sufficient liquidity to continue our operations for the next 12 months and beyond, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

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

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2020 and December 31, 2019 (in thousands, except percentages):

	Year ended
	December 31, 2020		December 31, 2019
Franchise royalties	$12,793	92.6%	$14,674	92.4%
Service revenue	1,016	7.4%	1,203	7.6%
Total revenue	13,809	100.0%	15,876	100.0%
Selling, general and administrative expenses	8,700	63.0%	12,692	79.9%
Depreciation and amortization	129	0.9%	400	2.5%
Income from operations	4,979	36.1%	2,784	17.5%
Other miscellaneous income	1,171	8.5%	751	4.7%
Interest and other financing expense	(50)	-0.4%	(560)	-3.5%
Net income before income taxes	6,100	44.2%	2,976	18.7%
Provision for income taxes	741	5.4%	3,481	21.9%
Income (loss) from continuing operations	5,359	38.8%	(505)	-3.2%
Income from discontinued operations, net of tax	-	0.0%	215	1.4%
Net income (loss)	$5,359	38.8%	$(290)	-1.8%

Total Revenue
Our total revenue consists of franchise royalties and service revenue.

Total revenue for the year ended December 31, 2020 was approximately $13.8 million compared to $15.9 million for the year ended December 31, 2019, a decrease of 13.0%. This decrease was largely due to the economic slowdown caused by COVID-19 and resulting decrease in orders for temporary personnel.

Sales at company-owned offices are not reflected in revenue, but are reflected net of costs, expenses, and taxes associated with those sales as “Income from discontinued operations, net of tax.”

Franchise Royalties
We charge our franchisees a royalty fee on the basis of one of two models: the HireQuest Direct model, and the HireQuest model. Under the HireQuest Direct model, the royalty fee charged ranges from 6% of gross billings to 8% of gross billings. Royalty fees are charged at 8% for the first $1,000,000 of billing with the royalty fee dropping 0.5% for every $1,000,000 of billing thereafter until the royalty fee is 6% once gross billings reach $4,000,000 annually. The smaller royalty fee is charged only on the incremental dollars resulting in an actual royalty fee at a blended rate of between 6% and 8%. We grant our franchisees credits for low margin business. For the HireQuest business line, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory.

Franchise royalties for the year ended December 31, 2020 were approximately $12.8 million compared to $14.7 million for the year ended December 31, 2019, a decrease of 12.8%. This decrease was largely due to the economic slowdown caused by COVID-19.

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

Service revenue for the year ended December 31, 2020 was approximately $1.0 million compared to $1.2 million for the year ended December 31, 2019, a decrease of 15.5%. This decrease is largely due to a decrease in miscellaneous fees charged for optional services.

Selling, General, and Administrative Expenses (“SG&A”)
SG&A for the year ended December 31, 2020 was approximately $8.7 million compared to $13.1 for the year ended December 31, 2019, a decrease of 33.7%. This decrease in 2020 is primarily due to the absence of Merger-related expenses incurred in 2019, the most significant of which included professional fees of approximately $1.8 million for investment bankers, attorneys, and other professionals, $1.9 million of non-recurring compensation including severance payments and accelerated vesting of stock, $835,000 for reorganizational and rebranding expenses, and $566,000 in other non-recurring expenses. These decreases were partially offset by an increase in stock-based compensation of approximately $469,000 and a $1.6 million reserve placed on notes receivable we issued to finance the sale of offices acquired in the Merger. This reserve is directly related to the negative impact COVID-19 has had on the economy, the financial condition of the makers of such notes, and the value of the underlying collateral.

Provision for income tax
Provision for income taxes for the year ended December 31, 2020 was approximately $741,000 compared to $3.4 million for the year ended December 31, 2019. The decrease was primarily due to the absence of a one-time Merger-related charge of approximately $4.0 million incurred in 2019. Prior to the Merger, Legacy HQ had a significant amount of uncollected accounts receivable. As a cash-basis taxpayer, Legacy HQ did not owe taxes on those uncollected accounts. When Legacy HQ merged into and became a part of a public company, it was required to switch to the accrual basis of accounting and changed its tax status from a partnership to a corporation. Accordingly, we recognized a provision for the taxes which would become due related to these changes.

Income from discontinued operations, net of tax
During the quarter ended September 29, 2019, we sold substantially all of the offices acquired in the Merger. Accordingly, the operating results of these businesses are presented as discontinued operations, separate from our continuing operations, for all periods presented in our consolidated financial statements, unless indicated otherwise.

There was no income from discontinued operations in 2020, compared to income of $215,000, net of tax, for the year ended December 31, 2019. The decrease was due to the absence of any company owned offices in 2020.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with Truist. We are currently negotiating with Truist to expand our borrowing capacity, however, no expanded line of credit has yet been finalized.

At December 31, 2020, our current assets exceeded our current liabilities by approximately $29.5 million. Our current assets included approximately $13.7 million of cash and $21.3 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $2.0 million due to our franchisees, $2.8 million related to our workers’ compensation claims liability, and $2.0 million of accrued benefits and payroll taxes.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag employee pay, which is typically daily or weekly, our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection. We saw this happen in the first half of 2020. As the economy recovers, our cash balance generally decreases and accounts receivable increase.

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends, and other liquidity requirements associated with our continuing operations for at least the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Operating Activities
During 2020, net cash generated by operating activities was approximately $10.9 million. Operating activity for the year included net income of approximately $5.4 million and a decrease in accounts receivable of approximately $6.9 million. We also had significant non-cash expenses in 2020, including approximately $1.2 in stock-based compensation and an increase in our allowance for losses on notes receivable of approximately $1.6 million. These provisions of cash were partially offset by a decrease in deferred taxes of approximately $1.8 million, and a decrease in our risk management incentive program liability of approximately $953,000. During 2019, net cash used in operating activities from continuing operations was approximately $5.0 million and included a net loss from continuing operations of approximately $505,000, an increase in accounts receivable of approximately $7.5 million, and a decrease in accrued benefits and payroll taxes of approximately $1.4 million. These uses were offset by an increase in our workers’ compensation claims liability of approximately $2.0 million, a decrease in prepaid expense and other current assets of approximately $1.6 million, and an increase in the amount due to our franchisees of approximately $1.2 million.

Investing Activities
During 2020, net cash provided by investing activities was approximately $36,000 and included proceeds from payments on notes receivable of approximately $2.0 million. This provision was offset by the purchase of property and equipment of approximately $1.4 million, most of which was related to the construction of a new building at our corporate headquarters. During 2019, net cash provided by investing activities was approximately $9.8 million and was largely due to the cash acquired in the Merger of approximately $5.4 million and payments on notes receivable of approximately $3.6 million. These provisions were offset by the purchase of property and equipment of approximately $507,000.

Financing Activities
During 2020, net cash used by financing activities was approximately $1.4 million which was primarily due to the payment of dividends of approximately $1.4 million and the purchase of treasury stock of approximately $146,000. During 2019, net cash used by financing activities was approximately $11.9 million and was largely due to an $8.4 million tender offer where we purchased our own stock in conjunction with the Merger. We also made payments to affiliates of approximately $5.5 million. These uses were partially offset by net contribution of Legacy HQ members of approximately $1.2 million.

Key Performance Indicator: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” For the period prior to their conversion to franchises, we refer to sales at company-owned and operated offices as “company-owned sales.” In turn, we refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a key performance indicator. While we do not record system-wide sales as revenue, management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record much of our franchise royalty revenue, are directly related to all other royalty revenue and service revenue, and are indicative of the financial health of our franchisee base. Management uses system-wide sales to benchmark current operating levels to historic operating levels. System-wide sales should not be considered as an alternative to revenue.

During 2020, all of our offices were franchised. As such, system-wide sales for the year ended December 31, 2020 were all derived from franchised offices. The following table reflects our system-wide sales broken into its components for the periods indicated:

The following table reflects our system-wide sales broken into its components for the years ended December 31, 2020 and December 31, 2019:

	December 31, 2020	December 31, 2019
Franchise sales	$210,916,839	$227,691,668
Company-owned sales	-	13,932,769
System-wide sales	$210,916,839	$241,624,437

System-wide sales were $210.9 million in 2020, a decrease of 12.7%, from $241.6 million in 2019. The decrease in system-wide sales is related to the economic downturn due to COVID-19.

Number of Offices

We examine the number of offices we open and close every year. The number of offices is directly tied to the amount of royalty and service revenue we earn. On a net basis, we closed 8 offices in 2020 by opening 5 and closing 13 offices. The majority of the closures in 2020 were related to the economic shutdown due to COVID-19. In 2019, we added 50 offices on a net basis by opening or acquiring 60 and closing 10. The vast majority of the additions arose from the Merger.

The following table accounts for the number of offices opened and closed in 2019 and 2020.

Franchised offices, December 31, 2018	97
Closed in 2019	(10)
Opened in 2019	60
Franchised offices, December 31, 2019	147
Closed in 2020	(13)
Opened in 2020	5
Franchised offices, December 31, 2020	139

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

Critical Accounting Policies

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses.  We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.6 million and $-0- at December 31, 2020 and December 31, 2019, respectively.

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

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of HireQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HireQuest, Inc. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Note Receivable Allowance for Losses— Refer to Notes 1 and 14 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of the adequacy of its allowance for losses on notes receivable includes an assessment of the creditworthiness of individual note holders and the underlying collateral value. The Company reports notes receivables at the principal balance outstanding less an allowance for losses, with interest charged to individual note holders at a fixed rate over the life of the receivable. Notes are generally secured by the assets of each location and ownership interests in the franchise or operating entity. The Company monitors the financial condition of the note holders and records provisions for estimated losses when they believe it is probable that the franchisees will be unable to make required payments. The notes receivable balance as of December 31, 2020 was $8,065,528, inclusive of an allowance for losses on notes receivable of $1,598,672.

We identified the allowance for losses as a critical accounting matter because of the significant estimates and assumptions management makes to estimate the allowance for losses on notes receivables and the subjectivity of the calculation. As a result, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to a note holder’s creditworthiness and estimates of future cash flows and collateral value required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Out audit procedures related to the evaluation of the reasonableness of the notes receivable allowance for losses included the following, among others:

●
We obtained an understanding of the process and evaluated the design and implementation of controls relating to management’s determination of the allowance for losses and impairment of notes receivable.

●
We evaluated management's determination of quantitative and qualitative factor adjustments to the allowance, which included reviewing note holder financial projections and the consistency of application of quantitative and qualitative factors, and evaluation thereof.

●
We assessed overall trends in credit quality of note holders and historical payment experience.

●
We evaluated the accuracy and adequacy of the related financial statement disclosures.

Workers’ Compensation Claims Liability — Refer to Notes 1 and 6 to the financial statements

Critical Audit Matter Description

The Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, the Company utilizes third party actuarial estimates of future costs of the claims discounted by a present value interest rate to estimate the amount of the reserves. If the actual costs of the claims exceed the amount estimated, additional reserves may be required. The workers’ compensation claims liability balance as of December 31, 2020 was $4,584,068.

We identified the workers’ compensation claims liability as a critical accounting matter because of the significance of the assumptions used in the actuarial estimates of the liability for workers’ compensation claims and consideration of the completeness of information provided to the third-party actuarial firm. As a result, performing audit procedures to evaluate the reasonableness of estimates and assumptions related to the adequacy of the workers’ compensation liability required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter Was Addressed in the Audit

Out audit procedures related to the evaluation of the reasonableness of the workers’ compensation claim liability included the following, among others:

●
We obtained an understanding of the process and evaluated the design and implementation of controls relating to management’s determination of the workers’ compensation claim liability.

●
We assessed the professional qualifications of the third-party actuary including their independence, experience, and certifications.

●
We obtained and reviewed the independent actuarial report and gained an understanding from the actuary of the objectives and scope of their work, and we evaluated the consistency of methods and assumptions used in the current year as compared to previous years.

●
We discussed the valuation model, data inputs, assumptions, calculations, and results directly with the third-party actuary.

●
We analytically considered balances in relation to prior years and activity that took place during the year.

●
We tested the completeness, integrity, and accuracy of the underlying data used by the third-party actuary as part of the actuarial valuation.

●
We evaluated adjustments made by management to the model.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.
Denver, Colorado
March 25, 2021

HireQuest, Inc.
Consolidated Balance Sheets

	December 31, 2020	December 31, 2019
ASSETS
Current assets
Cash	$13,667,434	$4,187,450
Accounts receivable, net of allowance for doubtful accounts	21,344,499	28,201,279
Notes receivable	2,178,299	3,419,458
Prepaid expenses, deposits, and other assets	344,091	188,560
Prepaid workers' compensation	1,434,583	822,938
Other assets	-	201,440
Total current assets	38,968,906	37,021,125
Property and equipment, net	3,193,379	1,900,686
Workers’ compensation claim payment deposit	623,452	-
Deferred tax asset	79,379	-
Intangible assets, net	342,697	-
Notes receivable, net of current portion and reserve	5,887,229	7,990,251
Total assets	$49,095,042	$46,912,062
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$457,490	$253,845
Other current liabilities	1,322,764	1,893,846
Accrued benefits and payroll taxes	743,431	1,113,904
Due to affiliates	67,398	-
Due to franchisees	3,228,777	3,610,596
Risk management incentive program liability	858,482	1,811,917
Workers' compensation claims liability	2,777,734	2,327,869
Total current liabilities	9,456,076	11,011,977
Workers' compensation claims liability, net of current portion	1,806,334	1,516,633
Franchisee deposits	1,468,359	1,412,924
Deferred tax liability	-	1,688,446
Total liabilities	12,730,769	15,629,980
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,628,675 and 13,518,036 shares issued, respectively	13,629	13,518
Additional paid-in capital	28,811,389	27,584,610
Treasury stock, at cost - 33,092 and -0- shares, respectively	(146,465)	-
Retained earnings	7,685,720	3,683,954
Total stockholders' equity	36,364,273	31,282,082
Total liabilities and stockholders' equity	$49,095,042	$46,912,062

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Operations

	Year ended
	December 31, 2020	December 31, 2019
Franchise royalties	$12,792,793	$14,673,636
Service revenue	1,016,332	1,202,824
Total revenue	13,809,125	15,876,460
Selling, general and administrative expenses	8,700,446	12,692,297
Depreciation and amortization	129,182	400,132
Income from operations	4,979,497	2,784,031
Other miscellaneous income	1,170,619	751,077
Interest and other financing expense	(49,664)	(559,585)
Net income before income taxes	6,100,452	2,975,523
Provision for income taxes	741,038	3,480,996
Income (loss) from continuing operations	5,359,414	(505,473)
Income from discontinued operations, net of tax	-	215,494
Net income (loss)	$5,359,414	$(289,979)

Basic earnings (loss) per share
Continuing operations	$0.40	$(0.05)
Discontinued operations	-	0.02
Total	$0.40	$(0.03)

Diluted earnings (loss) per share
Continuing operations	$0.39	$(0.05)
Discontinued operations	-	0.02
Total	$0.39	$(0.03)

Weighted average shares outstanding
Basic	13,542,403	11,588,776
Diluted	13,654,128	11,588,776

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury Stock	Additional paid-in	Retained	Total stockholders'
	Shares	Par value	Amount	capital	earnings	equity
Balance at December 31, 2018	9,939,668	$9,940	$-	$6,938,953	$3,973,933	$10,922,826
Net contributions	-	-	-	1,155,907	-	1,155,907
Merger with Command Center, Inc.	4,677,487	4,677	-	26,937,648	-	26,942,325
Stock-based compensation	-	-	-	683,639	-	683,639
Restricted common stock granted for services	250,000	250	-	(250)	-	-
Common stock issued for services	14,035	14	-	74,399	-	74,413
Common stock issued for the exercise of options	31,667	32	-	161,845	-	161,877
Common stock purchased and retired	(1,394,821)	(1,395)	-	(8,367,531)	-	(8,368,926)
Net loss for the year	-	-	-	-	(289,979)	(289,979)
Balance at December 31, 2019	13,518,036	13,518	-	27,584,610	3,683,954	31,282,082
Stock-based compensation	-	-	-	1,226,890	-	1,226,890
Cash dividends	-	-	-	-	(1,357,648)	(1,357,648)
Restricted common stock granted for services	110,639	111	-	(111)	-	-
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	5,359,414	5,359,414
Balance at December 31, 2020	13,628,675	$13,629	$(146,465)	$28,811,389	$7,685,720	$36,364,273

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statement of Cash Flow

	Twelve months ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities
Net income (loss)	$5,359,414	$(289,979)
Income from discontinued operations	-	(215,494)
Net income (loss) from continuing operations	5,359,414	(505,473)
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	129,182	400,132
Allowance for losses on notes receivable	1,598,673	-
Stock based compensation	1,226,890	758,053
Deferred taxes	(1,767,825)	(1,242,501)
Gain on disposition of property and equipment	-	(174,626)
Changes in operating assets and liabilities:
Accounts receivable	6,856,780	(7,476,109)
Prepaid expenses, deposits, and other assets	(778,983)	1,588,118
Prepaid workers' compensation	(611,645)	(334,177)
Due from affiliates	-	218,018
Accounts payable	203,645	200,411
Risk management incentive program liability	(953,435)	(40,411)
Other current liabilities	(571,082)	(203,153)
Accrued benefits and payroll taxes	(370,473)	(1,402,184)
Due to franchisees	(381,819)	1,180,148
Workers’ compensation claim payment deposit	(623,452)	-
Workers' compensation claims liability	739,566	2,004,591
Net cash provided by (used in) operating activities - continuing operations	10,678,888	(5,029,163)
Net cash used in operating activities - discontinued operations	201,440	9,986,976
Net cash provided by operating activities	10,880,328	4,957,813
Cash flows from investing activities
Purchase of property and equipment	(1,421,875)	(507,602)
Proceeds from the sale of property and equipment	-	735,537
Investment in intangible assets	(342,697)	-
Proceeds from payments on notes receivable	2,075,590	3,563,011
Cash acquired in acquisition	-	5,376,543
Cash issued for notes receivable	(330,082)	-
Net change in franchisee deposits	55,435	645,416
Net cash provided by investing activities	36,371	9,812,905
Cash flows from financing activities
Net change in line of credit	-	712,354
Payments to affiliates	-	(5,535,797)
Proceeds from affiliates	67,398	-
Purchase of treasury stock	(146,465)	(8,368,926)
Payment of dividends	(1,357,648)	-
Net contributions by Legacy HQ members	-	1,155,907
Proceeds from the conversion of stock options	-	161,877
Net cash used in financing activities	(1,436,715)	(11,874,585)
Net increase in cash	9,479,984	2,896,133
Cash, beginning of period	4,187,450	1,291,317
Cash, end of period	$13,667,434	$4,187,450
Supplemental disclosure of non-cash investing and financing activities
Stock issued for acquisition	-	26,942,325
Notes receivable issued for the sale of branches	-	14,887,220
Accounts receivable received for the sale of branches	-	2,204,286
Supplemental disclosure of cash flow information		-
Interest paid	49,664	559,585
Income taxes paid	2,815,745	1,819,344

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business
HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” previously known as “Trojan Labor,” and “HireQuest,” previously known as “Acrux Staffing.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest specializes primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel.

As of December 31, 2020 we had 139 franchisee-owned offices in 30 states and the District of Columbia. We are the employer of record to approximately 57,000 employees annually, who in turn provide services for thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, funding, software, and administrative services to our franchisees. On September 29, 2019, we finalized the conversion of the last of our company-owned offices to franchise-owned offices. Between July 15, 2019 and that date, we also owned and operated offices.

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

COVID-19 Pandemic
In December 2019, a novel strain of coronavirus disease ("COVID-19") was first reported in Wuhan, China. Less than four months later, on March 11, 2020, the World Health Organization declared COVID-19 a pandemic. The extent of COVID-19's ultimate effect on our operational and financial performance and the collectability of our notes receivable will depend on future developments, including the duration, spread, and intensity of the pandemic, and the efficacy, availability and distribution of vaccines, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. However, the pandemic has so far had a material adverse effect on our business and results of operations. If the pandemic continues to be a severe worldwide health crisis, it could continue to have a material adverse effect on our future business, results of operations, financial condition, and cash flows.

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

Below are summaries of our revenue disaggregated by brand:

	Year ended
	December 31, 2020	December 31, 2019
HireQuest Direct	$12,063,963	$13,644,786
HireQuest	728,829	1,028,850
Total	$12,792,792	$14,673,636

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

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses.  We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.6 million and $-0- at December 31, 2020 and December 31, 2019, respectively.

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

We have analyzed our filing positions in all jurisdictions where we are required to file returns and found no positions that would require a liability for unrecognized income tax positions to be recognized. If we are assessed penalties and/or interest, penalties will be charged to selling, general, and administrative expense and interest will be charged to interest expense.

The Work Opportunity Tax Credit (“WOTC”) is a source of fluctuation in our effective income tax rate. The WOTC is designed to encourage the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve month period up to worker maximum by targeted category. We estimate the amount of WOTC we expect to receive based on wages certified in the current period.

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

Earnings per Share
We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at December 31, 2020 and December 31, 2019 totaled approximately 308,000 and 244,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Year ended
	December 31, 2020	December 31, 2019
Weighted average number of common shares used in basic net income per common share	13,542,403	11,588,776
Dilutive effects of stock options and unvested restricted stock	111,725	-
Weighted average number of common shares used in diluted net income per common share	13,654,128	11,588,776

Property and Equipment
We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives. Land is not depreciated. Repairs and maintenance are expensed as incurred. When assets are sold or retired, we eliminate cost and accumulated depreciation from the consolidated balance sheet and reflect a gain or loss in the consolidated statement of income. The estimated useful lives of property and equipment are as follows:

●
Buildings – 40 years
●
Building improvements – 15 years
●
Computers, furniture, and equipment – 5 to 7 years.

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchises and of previously company-owned offices. At December 31, 2020 and December 31, 2019, substantially all of our accounts receivable were due from franchises.

We own the accounts receivable from labor services provided by our franchises. Accounts receivable that age beyond 84 days are charged back to our franchises. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services provided by previously company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $77,000 and $168,000 at December 31, 2020 and December 31, 2019, respectively.

Advertising and Marketing Costs
We expense advertising and marketing costs as we incur them. These costs were $33,000 and $449,000 in 2020, and 2019, respectively. The expense in 2019 included rebranding expenses incurred in relation to the Merger. These costs are included in general and administrative expenses.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the outstanding principal balance and are reviewed for impairment at least annually. The fair value of impaired notes receivable are determined based on estimated future payments discounted back to present value using the notes effective interest rate.

		Fair value
	Level	December 31, 2020	December 31, 2019
Cash	1	$13,667,434	$4,187,450
Notes receivable	2	7,618,494	11,409,709
Notes receivable - impaired	3	447,034	-
Accounts receivable	2	21,344,499	28,201,279

 For the Level 3 assets measured at fair value on a non-recurring basis at December 31, 2020, the significant unobservable inputs include the notes effective interest rate of 10%.

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

Savings Plan
We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $23,000 and $-0- during the years ended December 31, 2020 and December 31, 2019, respectively

Recently Adopted Accounting Pronouncements
There were no new accounting pronouncements, issued or effective during the year, adopted during the year.

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

The fair value of the purchase consideration is calculated based on the Company's stock price on the NASDAQ exchange as it is considered to be more reliable than the fair value of the membership interests a private company, Legacy HQ. Consideration is calculated based on the Company's closing share price of $5.76 on July 15, 2019.

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

	Year ended
	December 31, 2020	December 31, 2029
Royalty revenue	$12,792,793	$16,176,219
Net income	5,359,414	5,090,045
Basic earnings per share	$0.40	$0.38
Basic weighted average shares outstanding	13,542,403	13,294,201
Diluted earnings per share	$0.39	$0.38
Diluted weighted average shares outstanding	13,654,128	13,294,736

Note 3 – Discontinued Operations

Prior to October 2019, we operated a number of company-owned offices which were acquired in the Merger with Command Center. All of these company-owned offices were sold in the third quarter of 2019, the vast majority becoming franchisees, and we now no longer operate any company-owned offices. We also made the strategic decision to sell the assets of Command Center’s four California offices outside of our franchise system to an unaffiliated third party, and we no longer conduct business in the state of California. A summary of total consideration received, and assets sold is as follows:

Notes receivable	$14,884,620
Accounts receivable	2,204,286
Cash	221,845
Consideration received	$17,310,751

Customer lists	$17,015,857
Lease and utility deposits	100,009
Fixed assets	57,448
Gain	137,437
Sale price allocation	$17,310,751

Operating results from company-owned offices are included in our consolidated financial statements as discontinued operations. The income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts:

	Year ended
	December 31, 2020	December 31, 2019
Revenue	$-	$13,932,769
Cost of staffing services	-	9,946,836
Gross profit	-	3,985,933
Gain on sale	-	137,437
Selling, general and administrative expense	-	(3,836,045)
Net income before tax	-	287,325
Provision for income taxes	-	71,831
Net income	$-	$215,494

We continue to be involved with the offices we sold through franchise agreements. The term of our franchise agreement is five years, subject to renewal at the end of the current term. Franchise royalties from sold locations that subsequently became franchisees were approximately $3.0 million and $1.4 million, for the years ended December 31, 2020 and December 31, 2019, respectively.

Note 4 – Related Party Transactions

Some significant shareholders of HQI also own portions of Hire Quest Financial, LLC; Hirequest Insurance Company; Brave New World Services, LLC, formerly known as Hire Quest LTS, LLC; Jackson Insurance Agency, Bass Underwriters, Inc.; Insurance Technologies, Inc.; and a number of our franchisees.

Hire Quest Financial LLC (“HQF”)
Richard Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and Edward Jackson, a member of our Board and a significant stockholder, own a majority of HQF, a financial services entity. HQF liquidated in 2020.

On July 14, 2019, Legacy HQ conveyed approximately $2.2 million of accounts receivable to HQF. These transfers were used to pay down intercompany debt obligations. The intercompany debt was entirely extinguished prior to the Merger. At December 31, 2020 and December 31, 2019, HQI was not indebted to HQF for any amount. We do not have any current or planned business dealings with HQF.

Hirequest Insurance Company (“HQ Ins.”)
Mr. Hermanns, his wife, his adult daughter, a trust established for the benefit of his children, and Mr. Jackson, collectively own a majority of HQ Ins., a North Carolina protected cell captive insurance company. HQ Ins. is currently running off all existing claims and has no intention of continuing business thereafter.

Effective March 1, 2010, Hire Quest, LLC purchased a deductible reimbursement insurance policy from HQ Ins. to cover losses up to the $500,000 per claim deductible on the Hire Quest, LLC high-deductible workers’ compensation policy. Hire Quest, LLC terminated its policy with HQ Ins. on July 15, 2019 upon the closing of the Merger.

Premiums invoiced by HQ Ins. to HQI and Legacy HQ for workers compensation deductible reimbursement insurance during the years ended December 31, 2020 and December 31, 2019 were $-0- and approximately $3.6 million, respectively. We do not have any current or planned business dealings with HQ Ins. other than cooperating to close Legacy HQ's workers' compensation claims.

Brave New World Services, LLC, formerly known as Hire Quest LTS (“BNW”)
Mr. Jackson and an immediate family member of Mr. Hermanns collectively own a majority of BNW.

Historically, BNW employed the personnel at Legacy HQ headquarters. HQI terminated this relationship on July 15, 2019 upon the closing of the Merger. Amounts invoiced by BNW to HQI and Legacy HQ for payroll services during the during the years ended December 31, 2020 and December 31, 2019 were approximately $-0- and $19,000, respectively. We do not have any current or planned business dealings with BNW which now serves as a management company for the Worlds Franchisees (defined below), other than interactions as franchisor and franchisee representative.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")
Mr. Jackson and an immediate family member own Jackson Insurance. Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

Jackson Insurance and Bass brokered Legacy HQ's property, casualty, general liability, and cybersecurity insurance prior to the Merger. Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI and Legacy HQ for these insurance policies during the years ended December 31, 2020 and December 31, 2019 were approximately $726,000 and $613,000, respectively. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI and Legacy HQ, but they do retain a commission of approximately 9% - 15% of premiums.

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

During the years ended December 31, 2020 and December 31, 2019, Insurance Technologies invoiced HQI approximately $188,000 and $60,000 for services provided pursuant to this agreement, respectively.

The Worlds Franchisees
Mr. Hermanns and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 21 Worlds Franchisees at December 31, 2020 that operated 49 of our 139 offices. There were 20 Worlds Franchisees that operated 57 of our 147 offices at December 31, 2019.

Balances regarding the Worlds Franchisees are summarized below:

	December 31, 2020	December 31, 2019
Due to franchisee	$435,072	$993,495
Risk management incentive program liability	499,199	1,027,960

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31, 2020	December 31, 2019
Franchisee royalties	$4,897,445	$6,964,690

Note 5 – Line of Credit

In July 2019, we entered into an agreement with Truist, for a $30 million line of credit with a $15 million sublimit for letters of credit. At December 31, 2020, approximately $9.1 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, $500,000 was utilized by a letter of credit that secures our paycard funding account, leaving $20.4 million available under the agreement for potential additional borrowings. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 6 – Workers’ Compensation Insurance and Reserves.

This line of credit is scheduled to mature on May 31, 2024. The current agreement bears interest at a variable rate equal to the Daily One Month London Interbank Offering Rate, or LIBOR, plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At December 31, 20 the effective interest rate was 1.6%. A non-use fee of between 0.125% and 0.250% will accrue on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, tested quarterly on a rolling four quarter basis. At December 31, 2020 we were in compliance with this covenant. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

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

Command Center also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s policy, ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Command Center’s ACE policy in effect as of the date of the Merger includes a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500,000 (if any), but only up to $750,000 for that claim. All other claims within the policy year are subject to the $500,000 deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

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

The following table reflects the changes in our workers' compensation claims liability:

	December 31, 2020	December 31, 2019
Estimated future claims liabilities at the beginning of the period	$3,844,501	$-
Claims paid during the period	(3,779,286)	(1,237,977)
Additional future claims liabilities recorded during the period	4,518,853	5,082,478
Estimated future claims liabilities at the end of the period	$4,584,068	$3,844,501

Note 7 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of offices:

Franchised offices, December 31, 2018	97
Closed in 2019	(10)
Opened in 2019	60
Franchised offices, December 31, 2019	147
Closed in 2020	(13)
Opened in 2020	5
Franchised offices, December 31, 2020	139

Note 8 – Stockholders’ Equity

Dividend
On September 15, 2020 we declared and paid a $0.05 per common share dividend to shareholders of record as of the close of business on September 1, 2020 which amounted to an aggregate cash payment of approximately $678,000. Then, on December 15, 2020 we declared and paid a $0.05 per common share dividend to shareholders of record as of the close of business on December 1, 2020 which amounted to an aggregate cash payment of approximately $680,000. We intend to continue to pay this dividend on a quarterly basis, based on our business results and financial position.

Treasury Stock
Effective July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock at a cost not to exceed $100,000 per month. During the year ended December 31, 2020, we purchased 23,638 shares of our common stock at an aggregate cost of approximately $146,000 resulting in an average price of $6.20 per share. These shares are held in treasury. The table below summarized our common stock purchased during 2020 in more detail:

	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may be purchased under the plan
July, 2020	675	$6.21	675	$1,200,000
August, 2020	22,963	6.20	23,638	1,000,000
Total	23,638

Additionally, there were 9,454 restricted shares that did not meet the vesting criteria. These shares are also held in treasury.

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

Note 9 – Stock Based Compensation

Employee Stock Incentive Plan
Our 2008 Stock Incentive Plan (the “2008 Plan”), which permitted the grant of up to 533,333 equity awards, expired in January 2016. In November 2016, our stockholders approved a new stock incentive plan, the 2016 Plan, under which were authorized to grant awards for up to 500,000 shares of our common stock over the 10 year life of the plan.

In 2019, we issued 160,000 shares of restricted common stock to certain key employees pursuant to the 2016 Plan valued at approximately $1.1 million for services and to encourage retention. These shares vest over four years, with 50% vesting on September 1, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2019, we issued 90,000 shares of restricted common stock pursuant to the 2016 Plan valued at $648,000 for services to non-employee members of our Board of Directors. One third of these shares vested on June 14, 2020, and the remainder will vest in equal proportions on the first two anniversaries of that date. Also in 2019, we issued 9,833 shares of restricted common stock pursuant to the 2016 Plan valued at approximately $59,000 to certain members of our Board of Directors for their services in lieu of cash compensation. Of these, 8,194 shares vested equally over the following three months. The remaining 1,639 shares were issued pursuant to our share purchase match program (described below). Also in of 2019, we issued 4,202 shares of restricted common stock pursuant to the 2016 Plan valued at $25,000 to an employee in lieu of cash for a bonus, which vested equally over the following three months.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market or granted in lieu of cash compensation by key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still with the Company. During 2020, we issued approximately 22,000 shares valued at approximately $147,000 under this program. During 2019, we issued approximately 2,000 shares valued at approximately $10,000 under this program.

In December 2019, our Board approved the 2019 HireQuest, Inc. Equity Incentive Plan (the “2019 Plan”), intended to replace the 2016 Plan with respect to future grants. Subject to adjustment in accordance with the terms of the 2019 Plan, no more than 1,500,000 shares of common stock are available in the aggregate for the grant of awards under the 2019 Plan. No more than 1,000,000 shares may be issued in the aggregate pursuant to the exercise of incentive stock options. In addition, no more than 250,000 shares may be issued in the aggregate to any employee or consultant, and no more than 50,000 shares may be issued in the aggregate to any non-employee director in any twelve-month period. Shares of common stock available for distribution under the Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.  The 2019 Plan was approved by our shareholders in June 2020 and became effective as of that date. Pursuant to the terms of the 2019 Plan, any award already granted under the 2016 Plan as of June 15, 2020 remained in full force and effect, as if the 2016 Plan had not been amended or terminated.

In 2020, we issued 83,283 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $547,000 to members of our Board of Directors for their services in lieu of cash compensation. Of these, 61,868 shares vested equally over the following three months. The remaining 21,415 shares were issued pursuant to our share purchase match program.

Also in 2020, we issued 25,000 shares of restricted common stock to an employee pursuant to the 2019 Plan valued at approximately $179,000 for services, and to encourage retention. These shares vest over four years, with 50% vesting on September 11, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2020, we issued 402 shares of restricted common stock to certain employees pursuant to our share purchase match program valued at approximately $3,000.

The following table summarizes our restricted stock outstanding at December 31, 2018, and changes during the years ended December 31, 2019 and December 31, 2020.

	Shares	Weighted average grant date price
Non-vested, December 31, 2018	-	$-
Granted	264,035	7.15
Vested	(8,264)	6.19
Non-vested, December 31, 2019	255,771	7.18
Granted	110,639	6.71
Forfeited	(9,454)	7.14
Vested	(73,500)	6.56
Non-vested, December 31, 2020	283,456	7.19

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 15,000 and 24,000 stock options vested at December 31, 2020 and December 31, 2019, respectively.

The estimated fair value of each option granted is calculated using the Black-Scholes option-pricing model. Expected volatilities are based on the Company’s historical data and implied volatility. The Company uses historical data to estimate expected employee forfeitures of stock options. The expected life of options granted is management’s best estimate using recent and expected transactions. The risk-free rate for periods within the expected life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2020. The weighted-average assumptions used in the model were as follows:

2019
Expected term (years)	2.3 - 8.9
Expected volatility	46.8% - 63.1%
Dividend yield	0.0%
Risk-free rate	1.7% - 2.4%
Weighted average grant date fair value	$3.18

The following table summarizes our stock options outstanding at December 31, 2018, and changes during the years ended December 31, 2020 and December 31, 2019.

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2018	-	$-	$-
Granted	160,831	5.86	3.18
Forfeited	(100,000)	5.70	3.16
Exercised	(31,666)	5.11	2.71
Outstanding, December 31, 2019	29,165	7.20	3.76
Forfeited	(12,083)	8.76	4.34
Outstanding, December 31, 2020	17,082	6.10	3.36

The following table summarizes our non-vested stock options outstanding at December 31, 2018, and changes during the years December 31, 2020 and December 31, 2019:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2018	-	$-	$-
Granted	84,523	5.56	3.05
Forfeited	(57,857)	5.70	3.16
Vested	(21,250)	5.21	2.73
Non-vested, December 31, 2019	5,417	5.48	3.01
Vested	(3,229)	5.47	2.98
Non-vested, December 31, 2020	2,188	5.50	3.05

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $10.22 on December 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	17,082	$6.10	5.67	$82,496
Exercisable	14,894	6.18	5.41	60,135

At December 31, 2020, there was unrecognized stock-based compensation expense totaling approximately $845,000 relating to non-vested options and restricted stock grants that will be recognized over the next 2.7 years.

Note 10 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation.

	December 31, 2020	December 31, 2019
Land	$472,492	$472,492
Buildings and improvements	1,027,631	1,023,231
Furniture and fixtures	599,901	598,417
Construction in progress	1,648,640	270,828
Accumulated depreciation	(555,285)	(464,282)
Total property and equipment, net	$3,193,379	$1,900,686

Construction in progress consists primarily of capitalized costs related to an addition to our corporate headquarters.

Depreciation expense related to property and equipment totaled approximately $129,000 and $400,000 during the years ended December 31, 2020 and December 31, 2019, respectively.

Note 11 – Intangible Assets

The following table reflects our finite-lived intangible assets.

	December 31, 2020
	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Internal-use software development	$342,697	-	$342,697
Total finite-lived intangible assets	$342,697	$-	$342,697

We did not recognize any amortization expense related to intangible assets during the year ended December 31, 2020 as we are still in the development stage.

Note 12 – Commitments and Contingencies

Consulting Agreement
As contemplated by the Merger Agreement, on July 15, 2019, we entered into a consulting arrangement with Dock Square. Pursuant to this consulting arrangement, Dock Square introduces prospective customers and expands relationships with our existing customers for which in return it is eligible to receive unregistered shares of our common stock, subject to certain performance metrics and vesting terms. The grant of any such shares by us would be based on our gross revenue generated from the services of Dock Square as measured over a 12 month period. Upon the grant of any such shares, 50% of such granted shares would vest immediately, and the remaining 50% of such granted shares would be subject to a vesting requirement linked to the gross revenue generated from the services of Dock Square measured over a 3 year period. We refer to any such shares as the “Performance Shares.” We anticipate the maximum aggregate number of Performance Shares issuable under the consulting arrangement would not exceed 1.6 million shares. Any Performance Shares would be in addition to the pro rata portion of the shares of our common stock that Dock Square’s members received as merger consideration at the closing of the Merger, along with the other investors in Legacy HQ. Dock Square would receive any declared and paid dividends on issued Performance Shares, including the unvested portion of such shares during the 3-year vesting measurement period, and the issued but unvested Performance Shares would vest upon a change of control. In addition, Dock Square received piggy-back registration rights with respect to its Performance Shares issued and vested at the time of such registration. To date, no shares have been issued to Dock Square as performance targets have not been met.

Franchise Acquisition Indebtedness
We financed the purchase of several offices by new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2020 and December 31, 2019 was approximately $2.1 million and $2.5 million, respectively.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2020.

Note 13 – Income Tax

The provision for income taxes is comprised of the following:

	December 31, 2020	December 31, 2019
Current
Federal	$1,812,710	$3,551,418
State	696,154	996,510
Deferred
Federal	(1,246,828)	(1,113,042)
State	(520,999)	46,110
Change in valuation allowance	-	-
Provision for income taxes	$741,038	$3,480,996

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31, 2020	December 31, 2019
Deferred Tax Assets and Liabilities
Workers' compensation claims liability	$1,131,695	$947,023
Depreciation/amortization	205,987	279,990
Bad debt reserve	18,984	41,436
Accrued vacation	33,956	37,771
Cash to Accrual - 481 Adjustment	(1,888,302)	(3,000,216)
Impairment of notes receivable	394,674	-
Stock based compensation	182,385	5,550
Total deferred tax asset	$79,379	$(1,688,446)

Management estimates that our effective tax rates was approximately 12.1% for 2020. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 31, 2020		December 31, 2019
Income tax expense based on statutory rate	$1,281,095	21.0%	$624,860	21.0%
Permanent differences	4,233	0.1%	(789,810)	(26.5)%
State income taxes expense net of federal taxes	138,375	2.3%	820,698	27.6%
WOTC	(712,891)	(11.7)%	(498,000)	(16.7)%
HQ Conversion to C Corp	-	0.0%	3,320,594	111.6%
Other	30,226	0.5%	2,654	0.1%
Total taxes on income	$741,038	12.1%	$3,480,996	117.0%

Note 14 – Notes Receivable

Some franchisees, as well as the purchaser of our previously owned California locations, have borrowed funds from us primarily to finance the initial purchase price of office assets. Notes outstanding net of allowance for losses were approximately $8.1 million and $11.4 million as of December 31, 2020 and December 31, 2019, respectively.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each location and the ownership interests in the franchisee. Interest income on franchisee notes is reported in other miscellaneous income in our consolidated statements of operations and was approximately $712,000 and $280,000 in the years ended December 31, 2020 and December 31, 2019, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.6 million as of December 31, 2020 for potentially uncollectible notes receivable.

The following table summarizes changes in our notes receivable balance to franchisees:

	December 31, 2020	December 31, 2019
Note receivable	$8,023,807	$9,702,471
Allowance for losses	(405,313)	-
Notes receivable, net	$7,618,494	$9,702,471

During 2020, one of our note holders experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. We received recognized interest income of approximately $174,000 and $46,000 during the years ended December 31, 2020 and December 31, 2019, respectively.

The following table summarizes changes in our notes receivable balance that have been deemed impaired:

	December 31, 2020	December 31, 2019
Note receivable	$1,640,393	$1,707,238
Allowance for losses	(1,193,359)	-
Notes receivable, net	$447,034	$1,707,238

Note 15 – Unaudited Quarterly Results of Operations

The following table displays our unaudited consolidated statement of operations for the fourth quarter ended December 31, 2020 and December 31, 2019:

	Three months ended
	December 31, 2020	December 31, 2019
Franchise royalties	$3,229,658	$5,396,922
Service revenue	175,817	475,748
Total revenue	3,405,475	5,872,670
Selling, general and administrative expenses	2,158,276	3,131,312
Depreciation and amortization	32,528	324,502
Income (loss) from operations	1,214,671	2,416,856
Other miscellaneous income	238,365	(616)
Interest and other financing expense	(10,490)	(37,748)
Net income before income taxes	1,442,546	2,378,492
Provision (benefit) for income taxes	86,446	(1,399,406)
Income (loss) from continuing operations	1,356,100	3,777,898
Income from discontinued operations, net of tax	-	(315,067)
Net income (loss)	$1,356,100	$3,462,831

Basic earnings per share
Continuing operations	$0.10	$0.28
Discontinued operations	-	(0.02)
Total	$0.10	$0.26

Diluted earnings per share
Continuing operations	$0.10	$0.28
Discontinued operations	-	(0.02)
Total	$0.10	$0.26

Note 16 - Subsequent Events

Link Staffing Acquisition
On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link Staffing in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link Staffing is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired approximately 35 franchised offices, customer lists and contracts, and other assets of Link Staffing for a purchase price of $11.1 million (the "Link Acquisition"). We funded this acquisition with existing cash on hand. We did not receive working capital and expect to satisfy future working capital needs related to the Link Acquisition with existing cash on hand and a line of credit with Truist. The initial acquisition accounting of Link has not been completed as the transaction was only recently completed.

Snelling Staffing Acquisition
On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling Staffing is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of $17.3 million, subject to customary adjustments for net working capital plus further adjustment in an amount equal to the collateral released to the sellers by their workers' compensation insurer which Hire Quest, LLC will replace with the insurer. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. The initial acquisition accounting of Snelling has not been completed as the transaction was only relatively recently completed.

We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

Note Purchase Agreement
On March 1, 2021, HQ Financial Corporation (“HQ Financial”), a wholly-owned subsidiary of HireQuest, Inc., entered into a definitive note purchase agreement (the “Note Purchase Agreement”) with Bass Underwriters, Inc. (“Bass”), whereby HQ Financial sold and conveyed existing notes receivable due from franchisees to Bass for their current principal value of approximately $5.3 million. Bass is a related party to HireQuest, Inc., owned in part by Richard Hermanns, Edward Jackson, and trusts they have established. The transaction was reviewed and approved unanimously by all of the disinterested members of the board of directors of HireQuest, Inc. The Note Purchase Agreement provides that Bass will have no recourse against HQ Financial in the event of a default under any of the notes subject to the agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Based on our evaluation under the framework described above, our management concluded that our internal control over financial reporting was effective as of December 31, 2020 in accordance with Item 308(a)(3) of Regulation S-K.

Changes in Internal Control Over Financial Reporting
There have not been any material changes in our internal control over financial reporting that occurred during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Item 9B. Other Information

On March 23, 2021, the Board of Directors of the Company determined to make one-time cash bonus awards to certain of its employees including all three of its named executive officers (the "Transaction Bonuses"). The Transaction Bonuses are in recognition of the extraordinary efforts of these individuals to source, negotiate, execute, and complete the March 2021 Acquisitions. In particular, Richard Hermanns, Chief Executive Officer, was awarded $500,000, John McAnnar, Chief Legal Officer, was awarded $100,000, and Cory Smith, Chief Financial Officer, was awarded $10,000. The Compensation Committee and the full Board reviewed several factors in concluding the Transaction Bonuses were to be paid including the increase in the value of the Company and shareholder value, the increase in system-wide sales and resulting net income that is expected to occur as a result of the transactions, and the savings to the Company because bankers and outside professionals were not utilized for the transactions.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required by this Item 10 will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

The following documents are filed as part of this 10-K:

a)
Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)
Exhibits

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

3.5	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
4.1	Form of Stock Certificate (filed herewith).
4.2	Description of Securities (filed herewith).
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

10.3
Loan Agreement, dated as of July 11, 2019, by and among Truist (formerly Branch Banking and Trust Company), Command Center, Inc., Command Florida, LLC, Hire Quest, L.L.C., HQ LTS Corporation, HQ Real Property Corporation, HQ Insurance Corporation, HQ Financial Corporation and HQ Franchising Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 17, 2019).

10.4	Separation and Release of Claims Agreement, executed August 29, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 4, 2019).
10.5	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.6
Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).

10.7
Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).

10.8	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.9	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on June 15, 2020).
10.10	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.11
Executive Employment Agreement, dated as of June 5, 2019, between Command Center, Inc. and Cory Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2019).

10.12	Addendum to Employment Agreement between the Company and Cory Smith (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.13
Consulting Agreement, dated as of July 15, 2019, by and between Command Center, Inc. and Dock Square HQ, LLC (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019).

10.14	Form of Asset Purchase Agreement ((incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 13, 2019).
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Cory Smith, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 25, 2021
Richard F. Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	March 25, 2021
Cory Smith	Date
Treasurer and Chief Financial Officer

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

/s/ Richard F. Hermanns	March 25, 2021
Richard F. Hermanns	Date
Director

/s/ R. Rimmy Malhotra	March 25, 2021
R. Rimmy Malhotra	Date
Director

/s/ Edward Jackson	March 25, 2021
Edward Jackson	Date
Director

/s/ Payne Brown	March 25, 2021
Payne Brown	Date
Director

/s/ Kathleen Shanahan	March 25, 2021
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 25, 2021
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 25, 2021
Jack A. Olmstead	Date
Director