Form 10-Q
period 2021-03-31
HireQuest, Inc.
filed 2021-05-17
CIK 1140102

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of issuer's common stock outstanding at May 14, 2021: 13,610,074

HireQuest, Inc.
Table of Contents

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.
Consolidated Balance Sheets

	March 31, 2021	December 31, 2020
ASSETS	(unaudited)
Current assets
Cash	$1,976,054	$13,667,434
Accounts receivable, net of allowance for doubtful accounts	29,716,512	21,344,499
Notes receivable	808,531	2,178,299
Prepaid expenses, deposits, and other assets	919,274	344,091
Prepaid workers' compensation	1,002,633	1,434,583
Due from affiliates	109,571	-
Total current assets	34,532,575	38,968,906
Property and equipment, net	3,431,951	3,193,379
Workers’ compensation claim payment deposit	705,224	623,452
Deferred tax asset	-	79,379
Franchise agreements, net	19,843,412	-
Other intangible assets, net	516,401	342,697
Notes receivable, net of current portion and reserve	3,250,371	5,887,229
Total assets	$62,279,934	$49,095,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$959,161	$457,490
Other current liabilities	510,968	1,322,764
Accrued benefits and payroll taxes	3,213,433	743,431
Due to affiliates	79,579	67,398
Due to franchisees	4,231,154	3,228,777
Risk management incentive program liability	1,249,592	858,482
Workers' compensation claims liability	7,615,787	2,777,734
Total current liabilities	17,859,674	9,456,076
Workers' compensation claims liability, net of current portion	2,001,018	1,806,334
Franchisee deposits	1,748,979	1,468,359
Deferred tax liability	976,113	-
Total liabilities	22,585,784	12,730,769
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,638,041 and 13,628,675 shares issued, respectively	13,638	13,629
Additional paid-in capital	29,079,460	28,811,389
Treasury stock, at cost - 33,092 shares	(146,465)	(146,465)
Retained earnings	10,747,517	7,685,720
Total stockholders' equity	39,694,150	36,364,273
Total liabilities and stockholders' equity	$62,279,934	$49,095,042

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Income
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Franchise royalties	$3,259,036	$3,705,242
Service revenue	143,947	414,739
Total revenue	3,402,983	4,119,981
Selling, general and administrative expenses	3,841,772	3,253,372
Depreciation and amortization	332,841	31,814
Income (loss) from operations	(771,630)	834,795
Other miscellaneous income	3,915,980	250,709
Interest and other financing expense	(4,600)	(11,289)
Net income before income taxes	3,139,750	1,074,215
Provision (benefit) for income taxes	(602,294)	199,037
Net income	$3,742,044	$875,178

Earnings per share
Basic	$0.28	$0.06
Diluted	$0.27	$0.06

Weighted average shares outstanding
Basic	13,602,764	13,533,247
Diluted	13,799,203	13,535,000

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Changes in Stockholders’ Equity
(unaudited)

	Common stock		Treasury stock
Three months ended	Shares	Par value	Amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2020	13,628,675	$13,629	$(146,465)	$28,811,389	$7,685,720	$36,364,273
Stock-based compensation	-	-	-	268,071	-	268,071
Common stock dividends	-	-	-	-	(680,247)	(680,247)
Restricted common stock granted for services	9,366	9	-	-	-	9
Net income	-	-	-	-	3,742,044	3,742,044
Balance at March 31, 2021	13,638,041	$13,638	$(146,465)	$29,079,460	$10,747,517	$39,694,150

Balance at December 31, 2019	13,518,036	$13,518	$-	27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	-	322,734	-	322,734
Restricted common stock granted for services	18,706	19	-		-	19
Net income	-	-	-		875,178	875,178
Balance at March 31, 2020	13,536,742	$13,537	$-	$27,907,344	$4,559,132	$32,480,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Consolidated Statements of Cash Flows
(unaudited)

	Three months ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities
Net income	$3,742,044	$875,178
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	332,841	31,814
Allowance for losses on notes receivable	-	1,447,340
Stock based compensation	268,080	322,752
Deferred taxes	(570,037)	(681,485)
Loss on disposition of intangible assets	1,222,546	-
Bargain purchase gain	(4,959,169)
Changes in operating assets and liabilities:
Accounts receivable	4,010,020	3,774,946
Prepaid expenses, deposits, and other assets	(575,183)	(954,054)
Prepaid workers' compensation	431,950	(530,776)
Due from affiliates	(109,571)	-
Accounts payable	259,147	(10,873)
Risk management incentive program liability	391,110	311,200
Other current liabilities	(813,046)	354,844
Accrued benefits and payroll taxes	370,002	496,014
Due to franchisees	582,721	(291,489)
Workers' compensation claim payment deposit	7,138,799	-
Workers' compensation claims liability	141,807	319,191
Net cash provided by operating activities – continuing operations	11,864,061	5,464,602
Net cash provided by operating activities – discontinued operations	-	37,815
Net cash provided by operating activities	11,864,061	5,502,417
Cash flows from investing activities
Purchase of acquisitions	(28,814,153)	-
Purchase of property and equipment	(271,601)	(676,653)
Proceeds from the sale of purchased locations	997,367	-
Proceeds from the sale of notes receivable	5,261,111	-
Proceeds from payments on notes receivable	249,230	438,410
Cash issued for notes receivable	(19,942)	(81,155)
Investment in intangible asset	(173,704)	-
Net change in franchisee deposits	(115,683)	642,569
Net cash (used in) provided by investing activities	(22,887,375)	323,171
Cash flows from financing activities
Proceeds from affiliates	12,181	27,790
Payment of dividends	(680,247)	-
Net cash (used in) provided by financing activities	(668,066)	27,790
Net (decrease) increase in cash	(11,691,380)	5,853,378
Cash, beginning of period	13,667,434	4,187,450
Cash, end of period	$1,976,054	$10,040,828
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	1,247,040	-
Supplemental disclosure of cash flow information		-
Interest paid	4,600	11,289
Income taxes paid	2,280,288	2,464
See accompanying notes to consolidated financial statements.

HireQuest, Inc.
Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business
HireQuest, Inc. (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” “HireQuest,” “Snelling,” and “LINK Staffing.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and Link specialize primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel. They also provide permanent placement services.

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.7 million subject to customary adjustments for net working capital. On March 22, 2021, we completed our asset acquisition of Link Staffing and affiliates (“Link”) where we acquired all of the franchise relationships and certain other assets of Link for a purchase price of approximately $11.2 million. For additional information related to these transactions, see Note 2 – Acquisitions.

As of March 31, 2021 we had 208 franchisee-owned offices in 35 states and the District of Columbia. We are the employer of record to approximately 80,000 employees annually, who in turn provide services for thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, funding, software, and administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2020. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts
Accounts receivable consist of amounts due for labor services from customers of franchisees and of accounts receivable originating at company-owned locations. At March 31, 2021, approximately 12% of our accounts receivable originated at locations which were previously corporately owned by Snelling, and at December 31, 2020, all of our accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For labor services originally provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. We record acquired accounts receivable net of any estimated allowance for doubtful accounts. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $-0- and $77,000 at March 31, 2021 and December 31, 2020, respectively.

Revenue Recognition
Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees and Snelling and Link franchisees who executed a new franchise agreement upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 9.0% of sales for services our franchisees provide to customers. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property but are not franchisees. License fees are 9% of the gross margin for the location. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and control other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue on a net basis as agent as opposed to a gross basis as principal.

We recognize revenue when we satisfy our performance obligations. Our performance obligations take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all statutory payroll related obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. Royalty fees are reduced to reflect any incentives earned or credits granted under these programs. These incentives and credits are provided to encourage new office development and organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended
	March 31, 2021	March 31, 2020
HireQuest Direct	$2,906,070	$3,561,403
HireQuest	212,921	143,839
Snelling	140,045	-
Total	$3,259,036	$3,705,242

Service revenue, which forms the other component of our total revenue, consists of interest we charge our franchisees on overdue customer accounts receivable, trademark license fees, and other fees for optional services we provide. We recognize interest income based on the effective interest rate applied to the outstanding principal balance of overdue accounts. We recognize revenue from trademark license fees as we earn them. We recognize revenue from optional services as we provide them.

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

Workers’ Compensation Risk Management Incentive Program (“RMIP”)
Our RMIP is designed to incentivize our franchises to keep our temporary employees safe and control exposure to large workers’ compensation claims. We accomplish this by providing our franchisees a royalty credit in an amount equivalent to a percentage of the amount they pay for workers’ compensation insurance if they keep their workers’ compensation loss ratios below specified thresholds.

Notes Receivable
Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses.  We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.6 million at March 31, 2021 and December 31, 2020.

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

Intangible Assets
Intangible assets acquired or internally developed are measured at cost. The cost of acquired intangible assets consist of their purchase price. Subsequent costs are capitalized only if it is probable that they will increase the future economic benefits associated with the specific asset. All other costs are expensed as incurred. The cost of internally developed intangibles consists of fees paid to third parties for development services and payroll costs for employees' time spent on development incurred during the application development stage. Costs originating during the preliminary project stage and post-implementation state are expensed as incurred. Intangible assets are reviewed for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist.

Intangible assets are amortized using the straight-line method over their estimated useful lives. The table below reflects information related to our finite-lived intangible assets. For additional information related to significant additions to intangible assets, see Note 2 – Acquisitions.

		March 31, 2021			December 31, 2020
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916,453	$(73,041)	$19,843,412	$-	$-	$-
Internally developed software	3 to 10 years	516,401	-	516,401	342,697	-	342,697
Total finite-lived intangible assets		$20,432,854	$(73,041)	$20,359,813	$342,697	$-	$342,697

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

Earnings per Share
We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at March 31, 2021 and March 31, 2020 totaled approximately 293,000 and 29,000, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended
	March 31, 2021	March 31, 2020
Weighted average number of common shares used in basic net income per common share	13,602,764	13,533,247
Dilutive effects of stock options	196,440	1,753
Weighted average number of common shares used in diluted net income per common share	13,799,203	13,535,000

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the net book value and balances are reviewed for impairment at least annually. The fair value of impaired notes receivable are determined based on estimated future payments discounted back to present value using the notes effective interest rate.

		Fair value
	Level	March 31, 2021	December 31, 2020
Cash	1	$1,976,054	$13,667,434
Notes receivable	2	3,611,868	7,618,191
Notes receivable - impaired	3	447,034	447,034
Accounts receivable	2	29,716,512	21,344,499

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

Note 2 – Acquisitions

Business Combinations

Snelling Staffing
On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.7 million, subject to customary adjustments for net working capital. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and will continue to operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore are subject to revisions that may result in adjustments to the values presented below:

Total allocable purchase price paid in cash	$17,691,242

Accounts receivable	$12,292,830
Workers' compensation deposit	7,200,000
Franchise agreements	11,034,000
Customer lists	1,690,000
Other current assets	109,773
Workers' compensation claims liability	(4,890,930)
Accrued payroll and payroll liabilities	(2,100,000)
Current liabilities	(663,430)
Other liabilities	(2,021,832)
Bargain purchase	(4,959,169)
Purchase price allocation	$17,691,242

The bargain purchase is attributable to the financial position of the seller and because there were few suitable potential buyers. The gain is included in the line item, “Other miscellaneous income,” in our consolidated statement of income.

The following table presents unaudited pro forma information assuming the acquisition of Snelling had occurred on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three months ended
	March 31, 2021	March 31, 2020
Royalty revenue	$4,069,507	$4,874,260
Net (loss) income	(593,067)	1,573,164
Basic (loss) earnings per share	$(0.04)	$0.12
Basic weighted average shares outstanding	13,602,764	13,533,247
Diluted (loss) earnings per share	$(0.04)	$0.12
Diluted weighted average shares outstanding	13,602,764	13,535,000

These calculations reflect increased amortization expense, increased payroll expense, the elimination of gains associated with the transaction, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2020.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling. Two of these, we sold to franchisees. Four offices were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate as Snelling pursuant to a license agreement. The aggregate sale price for these locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0%, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There are no remaining company-owned locations at March 31, 2021. One of the California locations operates pursuant to a license agreement whereby they license the Snelling trademark and pay us a royalty of 9% of their gross margin. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $638,000 which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Asset Acquisition

Link Staffing
On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and will operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date. Due to the proximity of the acquisition to quarter end, these estimates are preliminary, pending final evaluation, and therefore are subject to revisions that may result in adjustments to the values presented below:

Cash	$11,122,911

Franchise agreements	$10,886,178
Notes receivable	236,733
Purchase price allocation	$11,122,911

We determined the Link transaction was an asset acquisition as substantially all of the fair value of the gross assets acquired was concentrated in the franchise agreements. Accordingly, no pro forma financial information is presented.

We assigned six of the franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These six franchisees operate pursuant to a Link trademark sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize the Link tradename. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.9 million which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Note 3 – Related Party Transactions

Some significant shareholders of HQI also own portions of Jackson Insurance Agency; Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")
Mr. Jackson, a member of our Board and a significant stockholder, and an immediate family member own Jackson Insurance. Mr. Jackson, Mr. Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

Bass purchased approximately $5.3 million of 6.0% notes receivable at book value in March 2021. For additional information related to this transaction, see Note 10 – Notes Receivable.

Jackson Insurance and Bass brokered property, casualty, general liability, and cybersecurity insurance for a series of predecessor entities (“Legacy HQ”) prior to the merger with Command Center, Inc. (the “Merger”). Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI for these insurance policies during the three months ended March 31, 2021 and March 31, 2020 were approximately $584,000 and $561,000, respectively. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI, but they do retain a commission of approximately 9% - 15% of premiums.

Insurance Technologies, Inc. ("Insurance Technologies")
Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Insurance Technologies, an IT development and security firm. On October 24, 2019, HQI entered into an agreement with Insurance Technologies to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ Webconnect software. In addition, Insurance Technologies assisted with the IT diligence and integration process with respect to the Snelling and Link acquisitions. This arrangement was reviewed and approved by the Audit Committee of our Board of Directors and is monitored by the Audit Committee twice annually.

During the three months ended March 31, 2021 and March 31, 2020, Insurance Technologies invoiced HQI approximately $102,000 and $50,000, respectively, for services provided pursuant to this agreement. We expect spending pursuant to this agreement to become immaterial in the third quarter of 2021.

The Worlds Franchisees
Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 21 Worlds Franchisees at March 31, 2021 that operated 57 of our 212 offices.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended
	March 31, 2021	March 31, 2020
Franchisee royalties	$1,613,009	$1,373,876

Balances regarding the Worlds Franchisees are summarized below:

	March 31, 2021	December 31, 2020
Due to franchisee	$632,335	$435,072
Risk management incentive program liability	858,868	499,199

Note 4 – Line of Credit

In July 2019, we entered into an agreement with Truist, for a $30 million line of credit with a $15 million sublimit for letters of credit. At March 31, 2021, approximately $14.3 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account, leaving $15.2 million available under the agreement for potential additional borrowings, subject to availability under the terms of the line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 – Workers’ Compensation Insurance and Reserves.

This line of credit is scheduled to mature on May 31, 2024. The current agreement bears interest at a variable rate equal to the Daily One Month London Interbank Offering Rate, or LIBOR, plus a margin between 1.25% and 1.75%. The margin is determined based on the value of our net collateral, which is equal to our total collateral plus unrestricted cash less the outstanding balance, if any, under the loan agreement. At March 31, 2021 the effective interest rate was 1.4%. A non-use fee of between 0.125% and 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary events of default and negative covenants, including but not limited to those governing indebtedness, liens, fundamental changes, transactions with affiliates, and sales of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.10:1.00, tested quarterly on a rolling four quarter basis. At March 31, 2021 we were in compliance with this covenant. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

Note 5 – Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500,000 per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), a captive insurer, to cover losses up to the $500,000 deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility of all claims occurring before July 15, 2019 remains with HQ Ins.

Command Center, the predecessor entity that acquired Legacy HQ in 2019, also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s most recent policy, which expired on March 1, 2020, ACE provided insurance for covered losses and expenses in excess of $500,000 per incident. Command Center’s ACE policy included a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500,000 (if any), but only up to $750,000 for that claim. All other claims within the policy year were subject to the $500,000 deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $14.3 million, which we accomplished by providing a letter of credit under our agreement with Truist. The amount of our current letter of credit includes an additional amount of $5.2 million that was issued in conjunction with the release of a $7.2 million cash deposit that was acquired in the Snelling transaction.

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

Note 6 – Stockholders’ Equity

Dividend
In the third quarter of 2020, we declared and paid a $0.05 per common share dividend. We intend to continue to pay this dividend on a quarterly basis, based on our business results and financial position. The following common share dividends were paid during 2021 and 2020:

Declaration date	Dividend	Total paid
September 15, 2020	$0.05	$677,869
December 15, 2020	0.05	679,779
March 15, 2021	0.05	680,247

Treasury Stock
Effective July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock at a cost not to exceed $100,000 per month. During the year ended December 31, 2020, we purchased 23,638 shares of our common stock at an aggregate cost of approximately $146,000 resulting in an average price of $6.20 per share. These shares are held in treasury. Additionally, there were 9,454 restricted shares that did not meet their vesting criteria, which are also held in treasury. We have not purchased any shares of our common stock during 2021.

Note 7 – Stock Based Compensation

Employee Stock Incentive Plan
In December 2019, our Board approved the 2019 HireQuest, Inc. Equity Incentive Plan (the “2019 Plan”). Subject to adjustment in accordance with the terms of the 2019 Plan, no more than 1,500,000 shares of common stock are available in the aggregate for the grant of awards under the 2019 Plan. No more than 1,000,000 shares may be issued in the aggregate pursuant to the exercise of incentive stock options. In addition, no more than 250,000 shares may be issued in the aggregate to any employee or consultant, and no more than 50,000 shares may be issued in the aggregate to any non-employee director in any twelve-month period. Shares of common stock available for distribution under the Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner.  The 2019 Plan was approved by our shareholders in June 2020 and became effective as of that date.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During the first quarter 2021, we issued approximately 4,000 shares valued at approximately $61,000 under this program. During the first quarter 2020, we issued approximately 22,000 shares valued at approximately $147,000 under this program.

In the quarter ended March 31, 2021, we issued 8,166 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $82,000 to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,805 shares vested equally over the following three months. The remaining 1,361 shares were issued pursuant to our share purchase match program. Also in the first quarter 2021, we issued 1,200 shares of restricted common stock to certain Board members and employees pursuant to our share purchase match program valued at approximately $12,000.

In 2020, we issued 81,943 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $539,000 to members of our Board of Directors for their services in lieu of cash compensation. Of these, 61,868 shares vested equally over the following three months. The remaining 20,075 shares were issued pursuant to our share purchase match program.

Also in 2020, we issued 25,000 shares of restricted common stock to an employee pursuant to the 2019 Plan valued at approximately $179,000 for services, and to encourage retention. These shares vest over four years, with 50% vesting on September 11, 2021, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2020, we issued 1,742 shares of restricted common stock to certain employees pursuant to our share purchase match program valued at approximately $12,000.

The following table summarizes our restricted stock outstanding at December 31, 2020, and changes during the three months ended March 31, 2021.

	Shares	Weighted average grant date price
Non-vested, December 31, 2020	283,456	$7.18
Granted	9,366	10.03
Vested	(6,805)	10.03
Non-vested, March 31, 2021	286,017	7.22

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 15,000 stock options vested at March 31, 2021 and December 31, 2020.

The following table summarizes our stock options outstanding at December 31, 2020, and changes during the three months ended March 31, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2020	17,082	$6.10	$3.36
Granted	-	-	-
Outstanding, March 31, 2021	17,082	6.10	3.36

The following table summarizes our non-vested stock options outstanding at December 31, 2020, and changes during the three months ended March 31, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2020	2,188	$5.50	$3.05
Vested	-	-	-
Non-vested, March 31, 2021	2,188	5.50	3.05

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $17.25 at March 31, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	17,082	$6.10	5.43	$202,582
Exercisable	14,894	6.18	5.16	164,839

At March 31, 2021, there was unrecognized stock-based compensation expense totaling approximately $659,000 relating to non-vested options and restricted stock grants that will be recognized over the next 2.4 years.

Note 8 – Commitments and Contingencies

Franchise Acquisition Indebtedness
New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs on March 31, 2021 and December 31, 2020 was approximately $2.6 million and $2.1 million, respectively.

Legal Proceedings
From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2021.

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

Our effective tax rate for the three months ended March 31, 2021 and March 31, 2020 was (19.2)% and 18.5%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher than average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Note 10 – Notes Receivable

Several franchisees, as well as the purchaser of our previously owned California locations, borrowed funds from us primarily to finance the initial purchase price of office assets. In March of 2021, we sold approximately $5.3 million of notes receivable to Bass, a related party. Virtually all of the notes sold to Bass originated from the sale of branch locations acquired in the Merger. These notes were sold at their current outstanding principal value. The proceeds from the sale of these notes were used to finance the Snelling and Link transactions.

Notes outstanding, net of allowance for losses, were approximately $4.1 million and $8.1 million as of March 31, 2021 and December 31, 2020, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as other miscellaneous income in our consolidated statements of operations. This interest income was approximately $135,000 and $198,000 during the three months ended March 31, 2021 and March 31, 2020, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.6 million as of March 31, 2021 and December 31, 2020 for potentially uncollectible notes receivable.

The following table summarizes changes in our notes receivable balance to franchisees:

	March 31, 2021	December 31, 2020
Notes receivable	$4,017,181	$8,023,807
Allowance for losses	(405,313)	(405,313)
Notes receivable, net	$3,611,868	$7,618,494

During 2020, one of our note holders experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. We recognized interest income of approximately $135,000 and $198,000 during the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table summarizes changes in our note receivable balance that has been deemed impaired:

	March 31, 2021	December 31, 2020
Note receivable	$1,640,393	$1,640,393
Allowance for losses	(1,193,359)	(1,193,359)
Notes receivable, net	$447,034	$447,034

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of the merger or acquisitions including those we have completed in 2021; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations.  Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; disruptions to our technology network including computer systems and software; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems; the factors discussed in the “Risk Factors” section in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 25, 2021; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly-owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019, as the Merger. As of March 31, 2021, we had approximately 210 franchisee-owned offices in 35 states and the District of Columbia. We also licensed the use of our trademarks to offices in California. Our franchisees provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

 Recent Developments

Snelling Staffing Acquisition
On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.7 million, subject to customary adjustments for net working capital. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest Direct franchise agreement.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling. Two of these, we sold to franchisees. Four offices were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate as Snelling pursuant to a license agreement. The aggregate sale price for these locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0%, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There are no remaining company-owned locations at March 31, 2021.

One of the California locations operates pursuant to a license agreement whereby they license the Snelling trademark and pay us a royalty of 9% of their gross margin. The California Purchaser will convert the remaining three California locations to franchisees at which point these franchisees will begin to pay us 9% of their gross margin.

Link Staffing Acquisition
On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest Direct franchise agreement.

We assigned six of the franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These six franchisees operate pursuant to a Link trademark sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize the Link tradename.

COVID-19

The coronavirus pandemic has significantly impacted our operations. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and took dramatic action, including ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while intended to protect human life, have had, and are expected to continue to have, adverse impacts on our business and the economy as a whole. While most states have advanced significantly into the reopening process, it is unclear when, or if, a full economic recovery will occur. It is also unclear whether businesses will remain open or another broad shutdown will occur. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain.

We entered 2021 with a strong balance sheet. Our current assets exceeded current liabilities by approximately $16 million. We were able to complete two acquisitions and significantly increase our franchise base without incurring any debt at March 31, 2021. We have been able to remain profitable throughout the pandemic. Still, the sweeping and persistent We entered 2021 with a strong balance sheet. Our current assets exceeded current liabilities by approximately $16 million. We were able to complete two acquisitions and significantly increase our franchise base without incurring any debt at March 31, 2021. We have been able to remain profitable throughout the pandemic. Still, the sweeping and persistent nature of the COVID-19 pandemic has depressed our system-wide sales and resulting franchise royalties. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter of 2020, these depressed sales have continued through our current quarter. On a month-to-month basis, our system-wide sales have consistently trended closer to historically normal numbers, however, system-wide sales in the first quarter of 2021 remained lower than in the first quarter of 2020. We continue to expect negative impacts on system-wide sales and resulting franchise royalties in the coming quarters, and potentially into next year. Some of the depression in sales will be offset by the acquisitions we made in the first quarter of 2021. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

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

As discussed more fully below, we have reduced liquidity since December 31, 2020 as we used cash to complete two acquisitions. As a result, our cash balance decreased by approximately $11.7 million through the first quarter of 2021 from $13.7 million at year end to $2.0 million. When combined with our borrowing capacity under our line of credit and absence of debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

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

Results of Operations

Financial Summary
The following table displays our consolidated statements of operations for the interim periods ended March 31, 2021 and March 31, 2020 (in thousands, except percentages). Percentages reflect the line item as a percentage of total revenue.

	Three months ended
	March 31, 2021		March 31, 2020
Franchise royalties	$3,259	95.8%	$3,705	89.9%
Service revenue	144	4.2%	415	10.1%
Total revenue	3,403	100.0%	4,120	100.0%
Selling, general and administrative expenses	3,842	112.9%	3,253	79.0%
Depreciation and amortization	333	9.8%	32	0.8%
Income (loss) from operations	(772)	-22.7%	835	20.3%
Other miscellaneous income	3,916	115.1%	251	6.1%
Interest and other financing expense	(5)	-0.1%	(11)	-0.3%
Net income before income taxes	3,140	92.3%	1,074	26.1%
Provision (benefit) for income taxes	(602)	-17.7%	199	4.8%
Net income	$3,742	110.0%	$875	21.2%

Three Months Ended March 31, 2021

Franchise Royalties
Franchise royalties for the three months ended March 31, 2021 were approximately $3.3 million, a decrease of 12.0% from $3.7 million for the three months ended March 31, 2020. This decrease in royalties was due to decreased activity due to COVID-19 in 2021, as we did not experience significant decreased economic activity last year until the final few weeks of the first quarter. The effect of this decreased activity more than offset the $32,000 positive impact of additional franchise royalties received in the first quarter 2021 as a result of our recent acquisitions. While system-wide sales, and resulting franchise royalties, have been slowly approaching historical levels on a month-over-month basis since the beginning of April of last year, we expect decreased royalty revenue to persist throughout 2021, and perhaps beyond, relative to pre-pandemic levels.

Service Revenue
Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable, trademark license fees, and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts receivable are charged back to the franchisee at a date agreed upon between the Company and the respective franchisee between 42 and 84 days, at which time they are no longer charged interest.

Service revenue for the three months ended March 31, 2021 was approximately $144,000, a decrease from approximately $415,000 for the three months ended March 31, 2020. This decrease was due to lower interest income and lower system-wide sales-based fees.

Selling, General, and Administrative Expenses
SG&A expenses for the three months ended March 31, 2021 were approximately $3.8 million, an increase of 18.1% from $3.3 million for the three months ended March 31, 2020. This increase is primarily related to acquisition-related expenses of approximately $1.4 million. In addition, we saw a relative increase in charges related to workers’ compensation of approximately $892,000, and an increase in computer related costs of approximately $89,000. These increases were partially offset by a decrease in professional fees of $130,000 and the absence of the $1.4 million note impairment incurred last year.

Miscellaneous Income
Miscellaneous income for the three months ended March 31, 2021 was approximately $3.9 million, an increase of approximately $3.7 million, from $251,000 for the three months ended March 31, 2020. This increase is primarily due to a bargain purchase gain of approximately $4.9 million recognized as part of the Snelling transaction. This gain was partially offset by a net loss of approximately $1.2 million in relation to the sale of acquired assets.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable, most of which were issued in connection with the sale of offices we acquired in the merger with Command Center. We also sold approximately $5.3 million of these notes at face value to Bass in the first quarter of 2021 to generate cash for our two acquisitions. In addition, we have the capacity to borrow under our line of credit with Truist.

On March 31, 2021, our current assets exceeded our current liabilities by approximately $16.7 million. Our current assets included approximately $2.0 million of cash and $29.7 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $7.6 million related to our workers’ compensation claims liability, $4.2 million due to our franchisees on upcoming settlement statements, and $3.2 million in accrued benefits and payroll taxes.

In July 2019, we entered into an agreement with Truist, for a $30 million line of credit with a $15 million sublimit for letters of credit. At March 31, 2021, approximately $14.3 million was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account, leaving $15.2 million available under the agreement for potential additional borrowings, subject to availability under the terms of the line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 – Workers’ Compensation Insurance and Reserves, which disclosure is incorporated herein by reference. For additional information related to our line of credit see Note 4 – Line of Credit, which disclosure is incorporated herein by reference.

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

We believe that our current cash balance, together with the future cash generated from operations, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, and other liquidity requirements associated with our continuing operations for at least the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. The impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Operating Activities
During 2021, cash generated by operating activities was approximately $11.9 million and included net income of approximately $3.7 million, a decrease in accounts receivable of approximately $4.0 million, the return of a workers’ compensation claim deposit of approximately $7.2 million which was acquired in the Snelling transaction, and a net loss on the sale of intangible assets acquired of approximately $1.2 million. These provisions were partially offset by a gain recognized in relation to an acquisition of approximately $5.0 million. During 2020, cash provided by operating activities was approximately $5.5 million and included net income of approximately $875,000, a decrease in accounts receivable of approximately $3.8 million and an increase in our allowance for losses on notes receivable of approximately $1.4 million. These provisions were partially offset by an increase in prepaid expenses, deposits, and other assets of approximately $954,000 and an increase in prepaid workers’ compensation of approximately $531,000.

Investing Activities
During 2021, cash used by investing activities was approximately $22.9 million and included cash paid for acquisitions of approximately $28.8 million. This use was offset by proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million. During 2020, cash provided by investing activities was approximately $323,000 and included an increase in franchisee deposits of approximately $643,000 and proceeds from notes receivable of approximately $438,000. These provisions were partially offset by the purchase of property and equipment of approximately $677,000.

Financing Activities
During 2020, cash used by financing activities was approximately $668,000 and included the payment of a dividend of approximately $680,000. During 2020, cash provided by financing activities was approximately $28,000.

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

During the three months ended March 31, 2021 and March 31, 2020, all of our offices were franchised. As such, system-wide sales for the three months ended March 31, 2021 and March 31, 2020 were all derived from franchised offices. System-wide sales were $54.3 million for the three months ended March 31, 2021, down $2.2 million, or 3.8% compared to the three months ended March 31, 2020. The decrease in system-wide sales is primarily a result of the effects of COVID-19 as we did not start to experience the negative impacts until the final few weeks of the first quarter of 2020.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened four offices in the first quarter and did not close any.

The following table accounts for the number of offices opened and closed or consolidated in the first three months of 2021.

Franchised offices, December 31, 2020	139
Closed in 2020	-
Opened in 2020	5
Purchased in 2021 (net of sold locations)	64
Franchised offices, March 31, 2021	208

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were not effective as of the end of such period as a result of the material weakness disclosed below.

We identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to, handle the volume of technical accounting issues, and provide adequate review functions, in connection with the integration of acquisitions.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management is committed to maintaining a strong internal control environment and is taking appropriate action to remediate the material weakness in internal control over financial reporting, including evaluating hiring additional staff in the accounting department and engaging third party professionals with acquisition expertise.

Other than disclosed above, there were no changes in our internal control over financial reporting during our quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the SEC on March 25, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
2.1
Asset Purchase Agreement dated January 29, 2021 by and among Snelling Staffing, LLC, Snelling Services, LLC, Snelling Employment, LLC, Snelling Medical Staffing, LLC, Snelling Investments, Inc., Snelling Holdings, LLC as the Sellers' Representative, HQ Snelling Corporation, and HireQuest, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 1, 2021)

2.2
Asset Purchase Agreement dated February 12, 2021 between and among LINK Staffing Services Corporation, Franlink, Inc., Stafflink, Inc., and HQ Link Corporation. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on February 16, 2021)

2.3
First Amendment to Asset Purchase Agreement dated March 1, 2021 by and among Snelling Staffing, LLC, Snelling Services, LLC, Snelling Employment, LLC, Snelling Medical Staffing, LLC, Snelling Investments, Inc., Snelling Holdings, LLC, HQ Snelling Corporation, and HireQuest, Inc. (incorporated by reference to Exhibit 2.1 to Form 8-K filed on March 2, 2021)

10.1
Note Purchase Agreement dated March 1, 2021 by and between HQ Financial Corporation, as Seller, and Bass Underwriters, Inc., as Purchaser. (incorporated by reference to Exhibit 2.2 to Form 8-K filed on March 2, 2021)

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

HireQuest, Inc.

Date: May 17, 2021	By:	/s/ Richard Hermanns
Richard Hermanns
President and Chief Executive Officer

Date: May 17, 2021		/s/ Cory Smith
Cory Smith
Chief Financial Officer