Form 10-Q
period 2021-06-30
HireQuest, Inc.
filed 2021-08-09
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer ☐, an accelerated filer ☐, a non-accelerated filer ☒, a smaller reporting company ☒, or an emerging growth company ☐ (as defined in Rule 12b-2 of the Exchange Act).

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Number of shares of issuer's common stock outstanding at August 6, 2021: 13,640,074

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$2,204,648	$13,667,434
Accounts receivable, net of allowance for doubtful accounts	35,055,831	21,344,499
Notes receivable	1,519,939	2,178,299
Prepaid expenses, deposits, and other assets	952,620	344,091
Prepaid workers' compensation	1,417,098	1,434,583
Total current assets	41,150,136	38,968,906
Property and equipment, net	3,837,037	3,193,379
Workers compensation claim payment deposit	935,215	623,452
Deferred tax asset	-	79,379
Franchise agreements, net	19,511,471	-
Other intangible assets, net	667,948	342,697
Other assets	381,807	-
Notes receivable, net of current portion and reserve	3,235,465	5,887,229
Total assets	$69,719,079	$49,095,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,393,011	$457,490
Term note payable	97,809	-
Other current liabilities	748,303	1,322,764
Accrued benefits and payroll taxes	3,720,775	743,431
Due to affiliates	89,584	67,398
Due to franchisees	5,396,470	3,228,777
Risk management incentive program liability	1,551,437	858,482
Workers' compensation claims liability	6,663,971	2,777,734
Total current liabilities	19,661,360	9,456,076
Workers' compensation claims liability, net of current portion	2,220,373	1,806,334
Deferred tax liability	954,600	-
Term note payable, net of current portion	3,055,691	-
Franchisee deposits	1,928,918	1,468,359
Total liabilities	27,820,942	12,730,769
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,673,166 and 13,628,675 shares issued, respectively	13,673	13,629
Additional paid-in capital	29,380,206	28,811,389
Treasury stock, at cost - 33,092 shares	(146,465)	(146,465)
Retained earnings	12,650,723	7,685,720
Total stockholders' equity	41,898,137	36,364,273
Total liabilities and stockholders' equity	$69,719,079	$49,095,042

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Franchise royalties	$5,450,506	$2,639,287	$8,709,542	$6,344,529
Service revenue	255,822	261,703	399,768	676,441
Total revenue	5,706,328	2,900,990	9,109,310	7,020,970
Selling, general and administrative expenses	2,040,621	1,931,076	5,882,393	5,184,447
Depreciation and amortization	365,995	32,402	698,835	64,215
Income from operations	3,299,712	937,512	2,528,082	1,772,308
Other miscellaneous income	126,300	288,837	4,042,280	539,545
Interest and other financing expense	(20,317)	(17,850)	(24,917)	(29,139)
Net income before income taxes	3,405,695	1,208,499	6,545,445	2,282,714
Provision for income taxes	685,884	51,497	83,590	250,534
Net income	$2,719,811	$1,157,002	$6,461,855	$2,032,180

Earnings per share
Basic	$0.20	$0.09	$0.47	$0.15
Diluted	$0.20	$0.09	$0.47	$0.15

Weighted average shares outstanding
Basic	13,611,207	13,547,950	13,607,009	13,540,599
Diluted	13,863,924	13,549,727	13,834,013	13,542,758

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury Stock	Additional paid-in	Retained	Total stockholders'
Six months ended	Shares	Par value	Amount	capital	earnings	equity
Balance at December 31, 2020	13,628,675	$13,629	$(146,465)	$28,811,389	$7,685,720	$36,364,273
Stock-based compensation	-	-	-	568,817	-	568,817
Common stock dividends	-	-	-	-	(1,496,852)	(1,496,852)
Restricted common stock granted for services	44,491	44	-	-	-	44
Net income	-	-	-	-	6,461,855	6,461,855
Balance at June 30, 2021	13,673,166	$13,673	$(146,465)	$29,380,206	$12,650,723	$41,898,137

Balance at December 31, 2019	13,518,036	$13,518	$-	$27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	-	565,057	-	565,057
Restricted stock granted for services	57,087	57	-	-	-	57
Net income	-	-	-	-	2,032,180	2,032,180
Balance at June 30, 2020	13,575,123	$13,575	$-	$28,149,667	$5,716,134	$33,879,376
Three months ended
Balance at March 31, 2021	13,638,041	$13,638	$(146,465)	$29,079,460	$10,747,517	$39,694,150
Stock-based compensation	-	-		300,746	-	300,746
Common stock dividends	-	-	-	-	(816,605)	(816,605)
Restricted common stock granted for services	35,125	35	-	-	-	35
Net income	-	-	-	-	2,719,811	2,719,811
Balance at June 30, 2021	13,673,166	$13,673	$(146,465)	$29,380,206	$12,650,723	$41,898,137

Balance at March 31, 2020	13,536,742	$13,537	$-	$27,907,344	$4,559,132	$32,480,013
Stock-based compensation	-	-	-	242,323	-	242,323
Restricted stock granted for services	38,381	38	-	-	-	38
Net income	-	-	-	-	1,157,002	1,157,002
Balance at June 30, 2020	13,575,123	$13,575	$-	$28,149,667	$5,716,134	$33,879,376

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities
Net income	$6,461,855	$2,032,180
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	698,836	64,215
Allowance for losses on notes receivable	-	1,598,673
Stock based compensation	568,861	565,114
Deferred taxes	(591,550)	(1,070,070)
Loss on disposition of intangible assets	1,222,546	-
Bargain purchase gain	(4,959,169)
Changes in operating assets and liabilities:
Accounts receivable	(1,329,299)	8,554,362
Prepaid expenses, deposits, and other assets	(513,078)	(908,839)
Prepaid workers' compensation	17,485	(1,076,961)
Accounts payable	692,997	(168,486)
Risk management incentive program liability	692,955	209,688
Other current liabilities	(575,711)	(787,765)
Accrued benefits and payroll taxes	877,344	406,773
Due to franchisees	1,748,037	(866,009)
Workers' compensation claim payment deposit	6,908,808	-
Workers' compensation claims liability	(590,654)	911,611
Net cash provided by operating activities - continuing operations	11,330,263	9,464,486
Net cash provided by operating activities - discontinuing operations	-	201,440
Net cash provided by operating activities	11,330,263	9,665,926
Cash flows from investing activities
Purchase of acquisitions	(28,814,153)	-
Purchase of property and equipment	(710,741)	(952,212)
Proceeds from the sale of purchased locations	997,367	-
Proceeds from the sale of notes receivable	5,261,111	-
Proceeds from payments on notes receivable	330,715	1,002,858
Cash issued for notes receivable	(797,929)	(182,101)
Investment in intangible asset	(325,251)	(23,978)
Net change in franchisee deposits	64,256	10,711
Net cash used in investing activities	(23,994,625)	(144,722)
Cash flows from financing activities
Proceeds from term note payable	3,153,500	-
Payments related to debt issuance	(477,258)	-
Proceeds from affiliates	22,186	37,791
Payment of dividends	(1,496,852)	-
Net cash provided by financing activities	1,201,576	37,791
Net (decrease) increase in cash	(11,462,786)	9,558,995
Cash, beginning of period	13,667,434	4,187,450
Cash, end of period	$2,204,648	$13,746,445
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	1,247,040	-
Supplemental disclosure of cash flow information
Interest paid	24,917	29,139
Income taxes paid, net of refunds	600,678	1,665,099

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing on-demand labor solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” “HireQuest,” “Snelling,” “LINK Staffing,” and “DriverQuest.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and Link specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in commercial drivers serving a variety of industries and applications.

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.7 million subject to customary adjustments for net working capital. On March 22, 2021, we completed our asset acquisition of Link Staffing and affiliates (“Link”) in which we acquired all of the franchise relationships and certain other assets of Link for a purchase price of approximately $11.2 million. For additional information related to these transactions, see Note 2 – Acquisitions.

As of June 30, 2021 we had 212 franchisee-owned offices in 35 states and the District of Columbia. We are the employer of record to approximately 80,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, working capital funding, software, and administrative services to our franchisees.

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

U.S. GAAP requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the beneficiary. We provide acquisition financing to some of our franchisees that could result in our having to absorb losses. This results in some franchisees being considered VIEs. We have reviewed our relationship with each of these franchisees and determined that we are not the primary beneficiary of any of these entities. Accordingly, we have not consolidated these entities.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for labor services from customers of franchisees and of accounts receivable originating at company-owned locations. At June 30, 2021 and at December 31, 2020, all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, and Snelling and Link franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property but are not franchisees. License fees are 9% of the gross margin for the location. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue on a net basis as agent as opposed to a gross basis as principal.

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

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
HireQuest Direct	$3,006,054	$2,468,581	$5,912,124	$6,029,984
HireQuest	2,444,452	170,706	2,797,417	314,545
Total	$5,450,506	$2,639,287	$8,709,541	$6,344,529

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

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our franchisees and record provisions for estimated losses when we believe it is probable that our franchisees will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.6 million at June 30, 2021 and December 31, 2020.

Intangible Assets

Intangible assets acquired or internally developed are measured at cost. The costs of acquired intangible assets consist of their purchase price. Subsequent costs are capitalized only if it is probable that they will increase the future economic benefits associated with the specific asset. All other costs are expensed as incurred. The costs of internally developed intangibles consist of fees paid to third parties for development services and payroll costs for employees' time spent on development incurred during the application development stage. Costs originating during the preliminary project stage and post-implementation state are expensed as incurred. Intangible assets are reviewed for impairment at least annually and/or whenever events and circumstances arise that indicate impairment may exist.

Intangible assets are amortized using the straight-line method over their estimated useful lives. The table below reflects information related to our finite-lived intangible assets. For additional information related to significant additions to intangible assets, see Note 2 – Acquisitions.

		June 30, 2021			December 31, 2020
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916,453	$(404,982)	$19,511,471	$-	$-	$-
Internally developed software	3 to 10 years	667,948	-	667,948	342,697	-	342,697
Total finite-lived intangible assets		$20,584,401	$(404,982)	$20,179,419	$342,697	$-	$342,697

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at June 30, 2021 and June 30, 2020 totaled approximately 328,000 and 29,000, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Weighted average number of common shares used in basic net income per common share	13,611,207	13,547,950	13,607,009	13,540,599
Dilutive effects of unvested restricted stock and stock options	252,716	1,777	227,004	2,159
Weighted average number of common shares used in diluted net income per common share	13,863,924	13,549,727	13,834,013	13,542,758

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

		Fair value
	Level	June 30, 2021	December 31, 2020
Cash	1	$2,204,648	$13,667,434
Notes receivable	2	4,308,370	7,618,191
Notes receivable - impaired	3	447,034	447,034
Accounts receivable	2	35,055,831	21,344,499

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

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore are subject to revisions that may result in adjustments to the values presented below:

Cash	$17,691,242

Accounts receivable	$12,292,830
Workers' compensation deposit	7,200,000
Franchise agreements	11,034,000
Customer lists	1,690,000
Other current assets	109,773
Workers' compensation claims liability	(4,890,930)
Accrued payroll	(2,100,000)
Current liabilities	(663,430)
Other liabilities	(2,021,832)
Bargain purchase	(4,959,169)
Purchase price allocation	$17,691,242

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

The following table presents unaudited pro forma information assuming the acquisition of Snelling had occurred on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Royalty revenue	$5,450,506	$3,415,026	$9,520,013	$8,289,286
Net income	2,855,503	1,450,309	3,852,613	3,023,473
Basic earnings per share	$0.21	$0.11	$0.28	$0.22
Basic weighted average shares outstanding	13,611,207	13,547,950	13,607,009	13,540,599
Diluted earnings per share	$0.21	$0.11	$0.28	$0.22
Diluted weighted average shares outstanding	13,863,924	13,549,727	13,834,013	13,542,758

These calculations reflect increased amortization expense, increased payroll expense, the elimination of gains associated with the transaction, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2020.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling located in Bakersfield, CA; Albany, NY; Arlington Heights, IL; Amherst, NY; Dallas, TX; Hayward, CA; Hoffman Estates, IL; Lathrop, CA; Ontario, CA; and Tracy, CA. Two of these locations were sold to franchisees. Four locations were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0% per annum, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There were no remaining company-owned locations at March 31, 2021. One of the California locations operates pursuant to a license agreement whereby the California Purchaser licenses the Snelling trademark and pays us a royalty of 9% of their gross margin. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $638,000 which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Asset Acquisition

Link Staffing

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date. These estimates are preliminary, pending final evaluation, and therefore are subject to revisions that may result in adjustments to the values presented below:

Cash	$11,122,911

Franchise agreements	10,886,178
Notes receivable	236,733
Purchase price allocation	$11,122,911

We determined the Link transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the franchise agreements. Accordingly, no pro forma financial information is presented.

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

Note 3 – Related Party Transactions

Several significant shareholders of HQI also own portions of Jackson Insurance Agency; Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Mr. Jackson, a member of our Board and significant stockholder, and an immediate family of member of Mr. Jackson own Jackson Insurance. Mr. Jackson, Mr. Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

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

During the three months ended June 30, 2021 and June 30, 2020, Jackson Insurance and Bass invoiced HQI approximately $-0- and $101,000, respectively for premiums, taxes, and fees for these insurance policies. During the six months ended June 30, 2021 and June 30, 2020, Jackson Insurance and Bass invoiced HQI approximately $584,000 and $662,000, respectively for premiums, taxes, and fees for these insurance policies. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI, but they do retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended June 30, 2021 and June 30, 2020, Insurance Technologies invoiced HQI approximately $90,000 and $50,000, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2021 and June 30, 2020, Insurance Technologies invoiced HQI approximately $193,000 and $100,000, respectively, for services provided pursuant to this agreement. We have retained a fulltime CIO and thus expect spending pursuant to this agreement to become immaterial in the third quarter of 2021 and onward.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 21 Worlds Franchisees at June 30, 2021 that operated 57 of our 212 offices.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Franchisee royalties	$1,163,789	$1,089,020	$2,776,799	$2,462,895

Balances regarding the Worlds Franchisees are summarized below:

	June 30, 2021	December 31, 2020
Due to franchisee	$816,392	$435,072
Risk management incentive program	957,278	499,199

Note 4 – Line of Credit and Term Loan

In June 2021, we entered into a loan agreement with Truist for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. The loan agreement is a syndication agreement with Truist acting as the administrator. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans,] the Daily One Month London Interbank Offering Rate, or LIBOR, plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At June 30, 2021 the effective interest rate was approximately 2.7%. A non-use fee of 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At June 30, 2021 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At June 30, 2021, approximately $14.3 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account. This loan agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 – Workers’ Compensation Insurance and Reserves.

The term loan is scheduled to mature on June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At June 30, 2021 the effective interest rate was approximately 3.0%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility and to pay transaction related fees and expenses.

The loan agreement contains hardwired mechanics for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

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

Note 6 – Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. We intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2021 and 2020:

Declaration date	Dividend	Total paid
September 15, 2020	$0.05	$677,869
December 15, 2020	0.05	679,779
March 15, 2021	0.05	680,247
June 15, 2021	0.06	816,604

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During the first six months of 2021, we issued approximately 4,000 shares valued at approximately $61,000 under this program. During 2020, we issued approximately 22,000 shares valued at approximately $147,000 under this program.

Thus far in 2021, we have issued 42,211 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $845,000 to members of our Board of Directors for their services in lieu of cash compensation. Of these, 40,176 shares vested equally over the following three months. The remaining 2,035 shares were issued pursuant to our share purchase match program. Also in the first half of 2021, we have issued 2,280 shares of restricted common stock to certain Board members and employees pursuant to our share purchase match program valued at approximately $34,000.

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

The following table summarizes our restricted stock outstanding at December 31, 2020, and changes during the six months ended June 30, 2021.

	Shares	Weighted average grant date price
Non-vested, December 31, 2020	258,456	7.21
Granted	44,491	19.74
Vested	(31,805)	7.81
Non-vested, June 30, 2021	271,142	9.20

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 17,000 and 15,000 stock options vested at June 30, 2021 and December 31, 2020, respectively.

The following table summarizes our stock options outstanding at December 31, 2020, and changes during the six months ended June 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2020	17,082	$6.10	$3.36
Granted	-	-	-
Outstanding, June 30, 2021	17,082	6.10	3.36

The following table summarizes our non-vested stock options outstanding at December 31, 2020, and changes during the six months ended June 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2020	2,188	$5.50	$3.05
Vested	(2,188)	5.50	3.05
Non-vested, June 30, 2021	-	5.50	3.05

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $18.51 at June 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding & exercisable	17,082	$6.10	5.18	$212,072

At June 30, 2021, there was unrecognized stock-based compensation expense totaling approximately $1.1 million relating to non-vested restricted stock grants that will be recognized over the next 2.2 years.

Note 8 – Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs on June 30, 2021 and December 31, 2020 was approximately $3.3 million and $2.1 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2021.

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

Our effective tax rate for the three months ended June 30, 2021 and June 30. 2020 was 20.1% and 4.3%, respectively.

Our effective tax rate for the six months ended June 30, 2021 and June 30. 2020 was 1.3% and 11.0%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

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

Notes outstanding, net of allowance for losses, were approximately $4.8 million and $8.1 million as of June 30, 2021 and December 31, 2020, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as other miscellaneous income in our consolidated statements of operations. Interest income was approximately $96,000 and $176,000 during the three months ended June 30, 2021 and June 30, 2020, respectively. Interest income was approximately $231,000 and $374,000 during the six months ended June 30, 2021 and June 30, 2020, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.6 million as of June 30, 2021 and December 31, 2020 for potentially uncollectible notes receivable.

The following table summarizes our notes receivable balance to franchisees:

	June 30, 2021	December 31, 2020
Note receivable	$4,713,683	$8,023,807
Allowance for losses	(405,313)	(405,313)
Notes receivable, net	$4,308,370	$7,618,494

During 2020, one of our note holders experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. We recognized interest income on this note of approximately $42,000 and $44,000 during the three months ended June 30, 2021 and June 30, 2020, respectively. We recognized interest income on this note of approximately $83,000 and $87,000 during the six months ended June 30, 2021 and June 30, 2020, respectively.

The following table summarizes our note receivable balance that has been deemed impaired:

	June 30, 2021	December 31, 2020
Note receivable	$1,640,393	$1,640,393
Allowance for losses	(1,193,359)	(1,193,359)
Notes receivable, net	$447,034	$447,034

Note 11 – Subsequent Events

On August 9, 2021 our Board declared a $0.06 per common share cash dividend to shareholders of record as of September 1, 2021, which will be paid on September 15, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled “Use of Non-GAAP Financial Measures” below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of mergers or acquisitions including those we have completed in 2021; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; disruptions to our technology network including computer systems and software; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems; the factors discussed in the “Risk Factors” section in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 25, 2021; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly-owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019, as the Merger. As of June 30, 2021, we had approximately 210 franchisee-owned offices in 35 states and the District of Columbia. We also licensed the use of our trademarks to offices in California. Our franchisees provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

Recent Developments

Snelling Staffing Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.7 million, subject to customary adjustments for net working capital. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest  franchise agreement but continue to use the Snelling name.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling. Two of these, we sold to franchisees. Four offices were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0%, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There are no remaining company-owned locations as of March 31, 2021.

One of the California locations operates pursuant to a license agreement whereby they license the Snelling trademark and pay us a royalty of 9% of their gross margin. We expect that the California Purchaser will convert the remaining three California locations to franchisees at which point these franchisees will begin to pay us 9% of their gross margin.

Link Staffing Acquisition

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest  franchise agreement and now operating as Snelling.

We assigned six of the franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These six franchisees operate pursuant to a Link trademark sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize the Link tradename.

COVID-19

The coronavirus pandemic has significantly impacted our operations. With widespread infection in the United States and abroad, national, state, and local authorities recommended social distancing and took dramatic action, including ordering the workforce to stay home, banning all non-essential businesses from operating, refusing to issue new building permits, and invalidating current building permits causing work to stop at many of our jobsites. These measures, while intended to protect human life, have had, and are expected to continue to have, adverse impacts on our business and the economy as a whole. While most states have advanced significantly into the reopening process, it is unclear when, or if, a full economic recovery will occur. It is also unclear whether businesses will remain open, or another broad shutdown will occur. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain.

We entered 2021 with a strong balance sheet. Our current assets exceeded current liabilities by approximately $16 million. We were able to complete two acquisitions and significantly increase our franchise base without incurring any debt. We have been able to remain profitable throughout the pandemic. Still, the sweeping and persistent nature of the COVID-19 pandemic has depressed our system-wide sales and resulting franchise royalties. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter of 2020, these depressed sales have continued through our current quarter. On a month-to-month basis, our system-wide sales have consistently trended closer to historically normal numbers. However, we continue to expect negative impacts on system-wide sales and resulting franchise royalties in the coming quarters, and potentially into next year. However, some of the depression in sales have been offset by the acquisitions we made in the first quarter of 2021. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

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

As discussed more fully below, we have reduced liquidity since December 31, 2020 as we used cash to complete two acquisitions. As a result, our cash balance decreased by approximately $11.5 million through the second quarter of 2021 from $13.7 million at year end to $2.2 million at June 30, 2021. When combined with our borrowing capacity under our new line of credit and minimal debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant.

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration or magnitude of any such impacts cannot be predicted at this time.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended June 30, 2021 and June 30, 2020 (in thousands, except percentages). Percentages reflect the line item as a percentage of total revenue.

	Three months ended				Six months ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
Franchise royalties	$5,451	95.5%	$2,639	91.0%	$8,710	95.6%	$6,345	90.4%
Service revenue	256	4.5%	262	9.0%	400	4.4%	676	9.6%
Total revenue	5,706	100.0%	2,901	100.0%	9,109	100.0%	7,021	100.0%
Selling, general and administrative expenses	2,041	35.8%	1,931	66.6%	5,882	64.6%	5,184	73.8%
Depreciation and amortization	366	6.4%	32	1.1%	699	7.7%	64	0.9%
Income from operations	3,300	57.8%	938	32.3%	2,528	27.8%	1,772	25.2%
Other miscellaneous income	126	2.2%	289	10.0%	4,042	44.4%	540	7.7%
Interest and other financing expense	(20)	-0.4%	(18)	-0.6%	(25)	-0.3%	(29)	-0.4%
Net income before income taxes	3,406	59.7%	1,208	41.7%	6,545	71.9%	2,283	32.5%
Provision for income taxes	686	12.0%	51	1.8%	84	0.9%	251	3.6%
Net income	$2,720	47.7%	$1,157	39.9%	$6,462	70.9%	$2,032	28.9%
Non-GAAP data
Adjusted EBITDA	$4,407	77.2%	$1,756	60.5%	$5,940	65.2%	$4,755	67.7%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, and non-cash compensation. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent net income as defined by U.S. GAAP and such information should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, and non-cash compensation bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the costs associated with qualifying for this tax credit. In addition, by excluding certain non-recurring charges, adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

However, because adjusted EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed and intangible assets. In addition, because adjusted EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt, nor does it show trends in interest costs due to changes in our financing or changes in interest rates. Adjusted EBITDA, as defined by us, may not be comparable to adjusted EBITDA as reported by other companies that do not define adjusted EBITDA exactly as we define the term. Because we use adjusted EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with U.S. GAAP.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income	$2,719,811	$1,157,001	$6,461,855	$2,032,180
Interest expense	20,317	17,850	24,917	29,139
Provision for income taxes	685,884	51,497	83,590	250,534
Depreciation and amortization	365,995	32,402	698,835	64,215
Non-cash compensation	300,781	242,362	568,861	565,114
WOTC related costs	146,345	103,096	238,889	214,717
Non-recurring acquisition related charges, net	167,844	-	(2,137,030)	-
Non-recurring charge to notes receivable	-	151,333	-	1,598,673
Adjusted EBITDA	$4,406,977	$1,755,541	$5,939,917	$4,754,572

Three Months Ended June 30, 2021

Franchise Royalties

Franchise royalties for the three months ended June 30, 2021 were approximately $5.5 million, an increase of 106.5% from $2.6 million for the three months ended June 30, 2020. Approximately $1.7 million of this increase in royalties was due to the Snelling and Link acquisitions and approximately $1.1 million was due to organic growth this year as the negative effects of COVID-19 were less pronounced in the quarter ended June 30, 2021 than in the prior year quarter.

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

Service revenue for the three months ended June 30, 2021 was approximately $256,000, a decrease from approximately $262,000 for the three months ended June 30, 2020. This decrease was due to lower interest income, which was partially offset by higher trademark license fees.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2021 were approximately $2.0 million, an increase of 5.7% from $1.9 million for the three months ended June 30, 2020. This increase is related to acquisition-related expenses of approximately $165,000, increased compensation costs of approximately $212,000, increased dues and subscriptions of approximately $92,000, and increased stock-based compensation costs of approximately $58,000. These increases were partially offset by a decrease in workers’ compensation costs of approximately $190,000 and a decrease in bad debt expense of approximately $263,000.

Six Months Ended June 30, 2021

Franchise Royalties

Franchise royalties for the six months ended June 30, 2021 were approximately $8.7 million, an increase of 37.3% from $6.3 million for the six months ended June 30, 2020. Approximately $1.8 million of this increase in royalties was due to the Snelling and Link acquisitions where we experienced additional royalties in four of the six months this quarter, and approximately $589,000 was due to organic growth this year as the negative effects of COVID-19 were less pronounced in the six months ended June 30, 2021 than in the prior year period. While system-wide sales, and resulting franchise royalties, have been slowly approaching historical levels on a month-over-month basis since the beginning of April of last year, we expect decreased royalty revenue to persist throughout the remainder of this year, and perhaps beyond, relative to pre-pandemic levels.

Service Revenue

Service revenue for the six months ended June 30, 2021 was approximately $400,000, a decrease from approximately $676,000 for the six months ended June 30, 2020. This decrease was primarily due to lower interest income, which was partially offset by higher trademark license fees.

Selling, General, and Administrative Expenses

SG&A expenses for the six months ended June 30, 2021 were approximately $5.9 million, an increase of 13.5% from $5.2 million for the six months ended June 30, 2020. This increase is primarily related to acquisition-related expenses of approximately $1.6 million. In addition, we saw increased compensation costs of approximately $332,000, and a relative increase in charges related to workers’ compensation of approximately $701,000. These increases were partially offset by a decrease in bad debt expense of approximately $263,000 a decrease in professional fees of $98,000, and the absence of the $1.6 million reserve placed on notes receivable in 2020.

Miscellaneous Income

Miscellaneous income for the six months ended June 30, 2021 was approximately $4.0 million, an increase of approximately $3.5 million, from $540,000 for the six months ended June 30, 2020. This increase is primarily due to a bargain purchase gain of approximately $4.9 million recognized as part of the Snelling transaction. This gain was partially offset by a net loss of approximately $1.2 million in relation to the sale of acquired assets.

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

On June 30, 2021, our current assets exceeded our current liabilities by approximately $21.5 million. Our current assets included approximately $2.2 million of cash and $35.1 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $8.9 million related to our workers’ compensation claims liability, $5.4 million due to our franchisees on upcoming settlement statements, and $3.7 million in accrued benefits and payroll taxes.

In June 2021, we entered into a loan agreement with Truist for a $60 million line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. This agreement provides for a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. At June 30, 2021, approximately $14.3 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account. Based on our eligible collateral, we had approximately $13.7 million available under the agreement for potential additional borrowings under the terms of the line of credit at June 30, 2021. A more detailed description of our loan agreement, line of credit and term loan is contained in “Note 4 – Line of Credit and Term Loan” and is incorporated herein by reference.

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

Operating Activities

During the six months ended June 30, 2021, cash generated by operating activities was approximately $11.3 million and included net income of approximately $6.5 million, the return of a workers’ compensation claim deposit of approximately $7.2 million which was acquired in the Snelling transaction, and a net loss on the sale of intangible assets acquired of approximately $1.2 million. These provisions were partially offset by a gain recognized in relation to an acquisition of approximately $5.0 million and an increase in accounts receivable of approximately $1.3 million. During 2020, cash provided by operating activities was approximately $9.5 million and included net income of approximately $2.0 million, a decrease in accounts receivable of approximately $8.6 million and an increase in our allowance for losses on notes receivable of approximately $1.6 million. These provisions were partially offset by an increase in prepaid workers’ compensation of approximately $1.1 million, a decrease in deferred taxes of approximately $1.1 million, and an increase in prepaid expenses, deposits, and other assets of approximately $909,000.

Investing Activities

During the six months ended June 30, 2021, cash used by investing activities was approximately $24.0 million and included cash paid for acquisitions of approximately $28.8 million and cash issued for notes receivable of approximately $798,000. This use was offset by proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million. During 2020, cash used by investing activities was approximately $145,000 and included the purchase of property and equipment of approximately $952,000 and cash issued for notes receivable of approximately $182,000. These uses were partially offset by proceeds from the payment on notes receivable of approximately $1.0 million.

Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was approximately $1.2 million and included proceeds from a term note payable of approximately $3.2 million. This provision was offset by the payment of approximately $1.5 million in dividends. During 2020, cash provided by financing activities was approximately $38,000.

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

During the three and six months ended June 30, 2021 and June 30, 2020, all of our offices were franchised. As such, system-wide sales for these periods were all derived from franchised offices.

The following table displays system-wide sales for the interim periods ended June 30, 2021 and June 30, 2020 (in thousands, except percentages). Percentages indicate the change in system-wide sales relative to the comparable prior period.

	Three months ended			Six months ended
	June 30, 2021	June 30, 2020	Change	June 30, 2021	June 30, 2020	Change
System-wide sales	$88,678	$44,074	101.2%	$145,018	$100,536	44.2%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened four offices in the first quarter and did not close any.

The following table accounts for the number of offices opened and closed or consolidated in the first six months of 2021.

Franchised offices, December 31, 2020	139
Closed in 2021	-
Opened in 2021	9
Purchased in 2021 (net of sold locations)	64
Franchised offices, June 30, 2021	212

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

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

As previously reported, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Management is committed to maintaining a strong internal control environment and is taking action to remediate the material weakness in internal control over financial reporting, including evaluating hiring additional staff in the accounting department and engaging third party professionals with acquisition expertise.

Management believes the foregoing efforts will effectively remediate the material weakness. As management continues to evaluate and work to improve internal control over financial reporting, management may determine to take additional measures to address control deficiencies or determine to modify or supplement the remediation plan described above. Management cannot assure you, however, when the Company will remediate such weakness, nor can management be certain of whether additional actions will be required or the costs of any such actions.

Notwithstanding the material weakness, which still existed as of June 30, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Changes in internal control over financial reporting

Other than disclosed above, there were no changes in our internal control over financial reporting during our quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1

Loan Agreement, dated as of June 29, 2021, by and among Truist Bank and HireQuest, Inc., HireQuest, L.L.C., HQ LTS Corporation, HQ Snelling Corporation, HQ Link Corporation, HQ Real Property Corporation, HQ Insurance Corporation, DriverQuest 2, L.L.C., HireQuest Security, L.L.C., HQ Financial Corporation and HQ Franchising Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

10.2

Employment Agreement among HQ LTS Corporation, HireQuest, Inc., and Cory Smith (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 19, 2021).

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

/s/ Richard Hermanns	August 9, 2021
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	August 9, 2021
Cory Smith	Date
Chief Financial Officer

