Form 10-Q
period 2021-09-30
HireQuest, Inc.
filed 2021-11-12
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of issuer's common stock outstanding at November 10, 2021: 13,735,096

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash	$4,789,400	$13,667,434
Accounts receivable, net of allowance for doubtful accounts	38,433,759	21,344,499
Notes receivable	1,380,704	2,178,299
Prepaid expenses, deposits, and other assets	947,845	344,091
Prepaid workers' compensation	1,161,025	1,434,583
Total current assets	46,712,733	38,968,906
Property and equipment, net	3,848,260	3,193,379
Workers’ compensation claim payment deposit	947,650	623,452
Deferred tax asset	-	79,379
Franchise agreements, net	19,179,530	-
Other intangible assets, net	780,524	342,697
Other assets	357,944	-
Notes receivable, net of current portion and reserve	2,931,371	5,887,229
Total assets	$74,758,012	$49,095,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$537,193	$457,490
Term loan payable	210,233	-
Other current liabilities	4,052,078	1,322,764
Accrued benefits and payroll taxes	2,078,659	743,431
Due to affiliates	95,959	67,398
Due to franchisees	7,305,952	3,228,777
Risk management incentive program liability	1,164,598	858,482
Workers' compensation claims liability	6,359,143	2,777,734
Total current liabilities	21,803,815	9,456,076
Workers' compensation claims liability, net of current portion	2,400,955	1,806,334
Deferred tax liability	511,238	-
Term loan payable, net of current portion	2,908,228	-
Franchisee deposits	2,012,026	1,468,359
Total liabilities	29,636,262	12,730,769
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000shares authorized; 13,726,884, and 13,628,675shares issued, respectively	13,727	13,629
Additional paid-in capital	30,231,201	28,811,389
Treasury stock, at cost -33,092shares	(146,465)	(146,465)
Retained earnings	15,023,287	7,685,720
Total stockholders' equity	45,121,750	36,364,273
Total liabilities and stockholders' equity	$74,758,012	$49,095,042

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Franchise royalties	$6,540,125	$3,218,606	$15,249,667	$9,563,135
Service revenue	341,258	164,074	741,027	840,515
Total revenue	6,881,383	3,382,680	15,990,694	10,403,650
Selling, general and administrative expenses	3,044,358	1,357,725	8,926,751	6,542,173
Depreciation and amortization	366,027	32,438	1,064,863	96,654
Income from operations	3,470,998	1,992,517	5,999,080	3,764,823
Other miscellaneous income	89,774	392,709	4,132,054	932,254
Interest and other financing expense	(41,943)	(10,035)	(66,860)	(39,174)
Net income before income taxes	3,518,829	2,375,191	10,064,274	4,657,903
Provision for income taxes	324,638	404,058	408,228	654,592
Net income	$3,194,191	$1,971,133	$9,656,046	$4,003,311

Earnings per share
Basic	$0.24	$0.15	$0.72	$0.30
Diluted	$0.23	$0.15	$0.71	$0.30

Weighted average shares outstanding
Basic	13,482,303	13,573,086	13,461,252	13,551,507
Diluted	13,621,938	13,574,863	13,587,585	13,553,619

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional paid-in	Retained	Total stockholders'
Nine months ended	Shares	Par value	Amount	capital	earnings	equity
Balance at December 31, 2020	13,628,675	$13,629	$(146,465)	$28,811,389	$7,685,720	$36,364,273
Stock-based compensation	-	-	-	1,419,812	-	1,419,812
Common stock dividends	-	-	-	-	(2,318,479)	(2,318,479)
Restricted common stock granted for services	98,209	98	-	-	-	98
Net income	-	-	-	-	9,656,046	9,656046
Balance at September 30, 2021	13,726,884	$13,727	$(146,465)	$30,231,201	$15,023,287	$45,121,750

Balance at December 31, 2019	13,518,036	$13,518	$-	$27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	-	956,452	-	956,452
Stock-based compensation	-	-	-	-	(677,869)	(677,869)
Restricted stock granted for services	97,569	98	-	-	-	98
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	4,003,313	4,003,313
Balance at September 30, 2020	13,615,605	$13,616	$(146,465)	$28,541,062	$7,009,398	$35,417,611

Three months ended
Balance at June 30, 2021	13,673,166	$13,673	$(146,465)	$29,380,206	$12,650,723	$41,898,137
Stock-based compensation	-	-		850,995	-	850,995
Common stock dividends	-	-	-	-	(821,627)	(821,627)
Restricted common stock granted for services	53,718	54	-	-	-	54
Net income	-	-	-	-	3,194,191	3,194,191
Balance at September 30, 2021	13,726,884	$13,727	$(146,465)	$30,231,201	$15,023,287	$45,121,750

Balance at June 30, 2020	13,575,123	$13,575	$-	$28,149,667	$5,716,134	$33,879,376
Stock-based compensation	-	-	-	391,395	-	391,395
Common stock dividends	-	-	-	-	(677,869)	(677,869)
Restricted stock granted for services	40,482	41	-	-	-	41
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	1,971,133	1,971,133
Balance at September 30, 2020	13,615,605	$13,616	$(146,465)	$28,541,062	$7,009,398	$35,417,611

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net income	$9,656,046	$4,003,313
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,021,519	96,654
Non-cash interest	23,864	-
Allowance for losses on notes receivable	307,440	1,598,673
Stock based compensation	1,419,910	956,550
Deferred taxes	(1,034,912)	(1,415,261)
Loss on disposition of intangible assets	1,222,546	-
Bargain purchase gain	(4,961,147)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,549,138)	4,176,715
Prepaid expenses, deposits, and other assets	(508,303)	(990,773)
Prepaid workers' compensation	273,558	(1,155,571)
Accounts payable	(239,554)	248,346)
Risk management incentive program liability	306,116	(792,923)
Other current liabilities	2,703,856	(228,992)
Accrued benefits and payroll taxes	(764,772)	974,215
Due to franchisees	3,681,726	(1,299,224)
Workers' compensation claim payment deposit	6,976,380	-
Workers' compensation claims liability	(714,900)	1,063,682
Net cash provided by operating activities - continuing operations	14,820,235	6,738,712
Net cash provided by operating activities - discontinuing operations	-	201,440
Net cash provided by operating activities	14,820,235	6,940,152
Cash flows from investing activities
Purchase of acquisitions	(28,973,538)	-
Purchase of property and equipment	(712,706)	(1,154,966)
Proceeds from the sale of purchased locations	997,367	-
Proceeds from the sale of notes receivable	5,261,111	-
Proceeds from payments on notes receivable	476,927	1,565,169
Cash issued for notes receivable	(808,252)	(276,030)
Investment in intangible asset	(437,827)	(186,705)
Net change in franchisee deposits	147,364	46,411
Net cash used in investing activities	(24,049,554)	(6,121)
Cash flows from financing activities
Proceeds from term loan payable	3,153,500	-
Payments on term loan payable	(35,039)
Payments related to debt issuance	(477,258)	-
Proceeds from affiliates	28,561	-
Purchase of treasury stock	-	(146,465)
Payment of dividends	(2,318,479)	(677,869)
Net cash provided by (used in) financing activities	351,285	(824,334)
Net (decrease) increase in cash	(8,878,034)	6,109,697
Cash, beginning of period	13,667,434	4,187,450
Cash, end of period	$4,789,400	$10,297,147
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	1,247,040	-
Accounts receivable received for the sale of branches	-	-
Supplemental disclosure of cash flow information
Interest paid	42,997	39,174
Income taxes paid, net of refunds	1,239,710	1,914,935

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview and Summary of Significant Accounting Policies

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

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.9 million. On March 22, 2021, we completed our asset acquisition of Link Staffing and affiliates (“Link”) in which we acquired all of the franchise relationships and certain other assets of Link for a purchase price of approximately $11.2 million. For additional information related to these transactions, see Note 2 - Acquisitions.

As of September 30, 2021 we had 213 franchisee-owned offices in 36 states and the District of Columbia. We are the employer of record to approximately 80,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, working capital funding, software, and administrative services to our franchisees.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for labor services from customers of franchisees and of accounts receivable originating at company-owned locations. At September 30, 2021 and at December 31, 2020, all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, and Snelling and Link franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue on a net basis as agent as opposed to a gross basis as principal.

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

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
HireQuest Direct	$4,045,150	$3,023,166	$9,957,275	$9,053,150
HireQuest	2,494,975	195,440	5,292,392	509,985
Total	$6,540,125	$3,218,606	$15,249,667	$9,563,135

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

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.9 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively.

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

Intangible assets are amortized using the straight-line method over their estimated useful lives. The table below reflects information related to our finite-lived intangible assets. For additional information related to significant additions to intangible assets, see Note 2 - Acquisitions.

		September 30, 2021			December 31, 2020
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916,453	$(736,923)	$19,179,530	$-	$-	$-
Internally developed software	3 to 10 years	780,524	-	780,524	342,697	-	342,697
Total finite-lived intangible assets		$20,696,977	$(736,923)	$19,960,054	$342,697	$-	$342,697

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at September 30, 2021 and September 30, 2020 totaled approximately 229,000 and 17,000, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Weighted average number of common shares used in basic net income per common share	13,482,303	13,573,086	13,461,252	13,551,507
Dilutive effects of unvested restricted stock and stock options	139,635	1,777	126,333	2,112
Weighted average number of common shares used in diluted net income per common share	13,621,938	13,574,863	13,587,585	13,553,619

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

The carrying amounts of cash, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the net book value and balances are reviewed for impairment at least annually. The fair value of the term loan payable approximates its carrying value. --The fair value of impaired notes receivable are determined based on estimated future payments discounted back to present value using the notes effective interest rate.

	September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Cash	$4,789,400	$4,789,400	$-	$-
Notes receivable	4,172,481	-	4,172,481	-
Accounts receivable	38,433,760	-	38,433,760	-
Notes receivable - impaired	139,594	-		139,594
Total assets at fair value	$47,535,235	$4,789,400	$42,606,241	$139,594

Term loan payable	$3,118,461	$-	$3,118,461	$-
Total liabilities at fair value	$3,118,461	$-	$3,118,461	$-

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash	$13,667,434	$13,667,434	$-	$-
Notes receivable	7,618,191	-	7,618,191	-
Accounts receivable	21,344,499	-	21,344,499	-
Notes receivable - impaired	447,034	-		447,034
Total assets at fair value	$43,077,158	$13,667,434	$28,962,690	$447,034

For additional information related to our impaired notes receivable, see Note 10 - Notes Receivable.

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance is effective for annual periods beginning after December 15, 2022, and interim periods therein. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. We are currently evaluating the impact of the new guidance on our consolidated financial statements and related disclosures.

We do not expect other accounting standards that the FASB or other standards-setting bodies have issued to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Acquisitions

Business Combinations

Snelling Staffing

On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and will continue to operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. During the quarter ended September 30, 2021, adjustments to the fair value of assets received and liabilities assumed were adjusted in conjunction with the net working capital reconciliation. These adjustments included an increase in accounts receivable of approximately $247,000, a decrease in other current assets of approximately $9,000, an increase in current liabilities of approximately $77,000, and an increase in the bargain purchase gain of approximately $2,000. These estimates are preliminary, pending final evaluation of certain assets and liabilities, and therefore are subject to revisions that may result in adjustments to the values presented below:

Cash	$17,850,627

Accounts receivable	$12,540,122
Workers' compensation deposit	7,200,000
Franchise agreements	11,034,000
Customer lists	1,690,000
Other current assets	100,578
Workers' compensation claims liability	(4,890,930)
Accrued payroll	(2,100,000)
Current liabilities	(740,163)
Other liabilities	(2,021,833)
Bargain purchase	(4,961,147)
Purchase price allocation	$17,850,627

The bargain purchase is attributable to the financial position of the seller and because there were few suitable potential buyers. This gain is included in the line item, “Other miscellaneous income,” in our consolidated statement of income.

The following table presents unaudited pro forma information assuming the acquisition of Snelling had occurred on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Royalty revenue	$6,540,125	$4,107,668	$16,060,138	$12,396,954
Net income	3,192,570	2,409,593	7,045,183	5,433,066
Basic earnings per share	$0.24	$0.18	$0.52	$0.40
Basic weighted average shares outstanding	13,482,303	13,573,086	13,461,252	13,551,507
Diluted earnings per share	$0.24	$0.18	$0.52	$0.40
Diluted weighted average shares outstanding	13,621,938	13,574,863	13,587,585	13,553,619

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

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date:

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

Note 3 - Related Party Transactions

Prior to entering into any related party transaction, the Audit Committee shall review all relevant information available. The Audit Committee, in its sole discretion, may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

Several significant shareholders of HQI also own portions of Jackson Insurance Agency; Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Mr. Jackson, a member of our Board and significant stockholder, and a member of Mr. Jackson’s immediate family own Jackson Insurance. Mr. Jackson, Mr. Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

Bass purchased approximately $5.3 million of 6.0% notes receivable at book value in March 2021. For additional information related to this transaction, see Note 10 - Notes Receivable.

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

During the three months ended September 30, 2021 and September 30, 2020, Jackson Insurance and Bass invoiced HQI approximately $117,000 and $178,000, respectively, for premiums, taxes, and fees for these insurance policies. During the nine months ended September 30, 2021 and September 30, 2020, Jackson Insurance and Bass invoiced HQI approximately $701,000 and $726,000, respectively for premiums, taxes, and fees for these insurance policies. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI, but they do retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended September 30, 2021 and September 30, 2020, Insurance Technologies invoiced HQI approximately $5,000 and $50,000, respectively, for services provided pursuant to this agreement. During the nine months ended September 30, 2021 and September 30, 2020, Insurance Technologies invoiced HQI approximately $198,000 and $135,000, respectively, for services provided pursuant to this agreement. We have retained a fulltime CIO and thus spending pursuant to this agreement became immaterial in the third quarter of 2021.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 24 Worlds Franchisees at September 30, 2021 that operated 58 of our 213 offices.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Franchisee royalties	$1,137,369	$1,196,956	$3,914,167	$3,659,851

Balances regarding the Worlds Franchisees are summarized below:

	September 30, 2021	December 31, 2020
Due to franchisee	$1,149,206	$435,072
Risk management incentive program payable	500,612	499,199

Note 4 - Line of Credit and Term Loan

In June 2021, we entered into a loan agreement with Truist Bank (“Truist”) for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. The credit facilities are provided by a syndication of lenders with Truist acting as the administrative agent. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At September 30, 2021 the effective interest rate was approximately 1.8%. A non-use fee of 0.250% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At September 30, 2021 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At September 30, 2021, approximately $14.3 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account. This loan agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The term loan is scheduled to mature on June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At September 30, 2021 the effective interest rate was approximately 2.1%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility and to pay transaction related fees and expenses.

The loan agreement contains hardwired mechanics for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

Note 5 - Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500,000 per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), a captive insurer, to cover losses up to the $500,000 deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility for all claims occurring before July 15, 2019 remains with HQ Ins.

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

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $14.3 million, which we accomplished by providing a letter of credit under our agreement with Truist. The amount of our current letter of credit includes an additional amount of $5.2 million that was issued in conjunction with the Snelling transaction.

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

Note 6 - Stockholders’ Equity

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

Declaration date	Dividend	Total paid
September 15, 2020	$0.05	$677,869
December 15, 2020	0.05	679,779
March 15, 2021	0.05	680,247
June 15, 2021	0.06	816,604
September 15, 2021	0.06	821,628

Note 7 - Stock Based Compensation

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During the first nine months of 2021, we issued approximately 5,000 shares valued at approximately $73,000 under this program. During 2020, we issued approximately 20,000 shares valued at approximately $118,000 under this program.

Thus far in 2021, we have issued 45,929 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $913,000 to members of our Board of Directors for their services in lieu of cash compensation. Of these, 43,274 shares vested equally over the following three months. The remaining 2,655 shares were issued pursuant to our share purchase match program.

Also in 2021, we issued 50,000 shares of restricted common stock to key employees pursuant to the 2019 Plan valued at approximately $919,000 for services, and to encourage retention. These shares vest over four years, with 50% vesting on their second anniversary, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2021, we issued 2,280 shares of restricted common stock to certain employees and board members pursuant to our share purchase match program valued at approximately $34,000.

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

The following table summarizes our restricted stock outstanding at December 31, 2020, and changes during the nine months ended September 30, 2021.

	Shares	Weighted average grant date price
Non-vested, December 31, 2020	267,507	7.21
Granted	98,209	19.00
Vested	(154,227)	10.64
Non-vested, September 30, 2021	211,489	10.26

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 17,000 and 15,000 stock options vested at September 30, 2021 and December 31, 2020, respectively.

The following table summarizes our stock options outstanding at December 31, 2020, and changes during the nine months ended September 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2020	17,082	$6.10	$3.36
Granted	-	-	-
Outstanding, September 30, 2021	17,082	6.10	3.36

The following table summarizes our non-vested stock options outstanding at December 31, 2020, and changes during the nine months ended September 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2020	2,188	$5.50	$3.05
Vested	(2,188)	5.50	3.05
Non-vested, September 30, 2021	-	-	-

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $19.33 at September 30, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	17,082	$6.10	4.92	$226,079

At September 30, 2021, there was unrecognized stock-based compensation expense totaling approximately $1.3 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs was approximately $3.1 million and $2.1 million on September 30, 2021 and December 31, 2020, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2021.

Note 9 - Income Tax

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

Our effective tax rate for the three months ended September 30, 2021 and September 30, 2020 was 9.2% and 17.0%, respectively. Our effective tax rate for the nine months ended September 30, 2021 and September 30, 2020 was 4.1% and 14.1%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Note 10 - Notes Receivable

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

Notes outstanding, net of allowance for losses, were approximately $4.3 million and $8.1 million as of September 30, 2021 and December 31, 2020, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as other miscellaneous income in our consolidated statements of operations. Interest income was approximately $54,000 and $177,000 during the three months ended September 30, 2021 and September 30, 2020, respectively. Interest income was approximately $285,000 and $551,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.9 million and $1.6 million as of September 30, 2021 and December 31, 2020, respectively, for potentially uncollectible notes receivable.

The following table summarizes our notes receivable balance to franchisees:

	September 30, 2021	December 31, 2020
Note receivable	$4,577,795	$8,023,807
Allowance for losses	(405,313)	(405,313)
Notes receivable, net	$4,172,482	$7,618,494

During 2020, one of our debtors experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. In the quarter ended September 30, 2021, this debtor defaulted on the forbearance agreement and we recognized an additional impairment in the value of this note of approximately $307,000. We recognized interest income on this note of approximately $-0- and $44,000 during the three months ended September 30, 2021 and September 30, 2020, respectively. We recognized interest income on this note of approximately $83,000 and $130,000 during the nine months ended September 30, 2021 and September 30, 2020, respectively.

The following table summarizes our note receivable balance that has been deemed impaired:

	September 30, 2021	December 31, 2020
Note receivable	$1,640,393	$1,640,393
Allowance for losses	(1,500,800)	(1,193,359)
Notes receivable, net	$139,593	$447,034

During the quarter ended September 30, 2021, we incurred an additional impairment of approximately $307,000 which is included in selling, general and administrative expenses in our consolidated statement of income.

Note 11 - Subsequent Events

On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”) in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”) between HireQuest, Inc., (the “Buyer”) Recruit Media, Inc., Jeffrey Nussbaum, Ira Bell, and Joshua Sachs (collectively, the “Sellers”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.35 million, subject to customary representations and warranties. Recruit Media is an IT company whose intellectual property will allow us to accelerate improvements to our platform.

On November 3, 2021 we entered into a definitive agreement with Dental Power International, Inc. (“Dental Power”) to acquire their Dental Power Staffing division (“DPS”) for $1.48 million. Dental Power is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina. DPS is a leading provider of temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. The addition of DPS will bring additional resources and experience to HQI that will help expedite growth into a new staffing vertical.

On November 8, 2021 our Board declared a $0.06 per common share cash dividend to shareholders of record as of December 1, 2021, which will be paid on December 15, 2021.

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

Overview

We are a nationwide franchisor of on-demand labor solutions providers in the light industrial and blue-collar segments of the staffing industry. We were formed through the merger between Hire Quest Holdings, LLC (“Hire Quest Holdings”) and Command Center, Inc. We refer to Hire Quest Holdings and its wholly-owned subsidiary, Hire Quest, LLC, collectively as Legacy HQ. We refer to this merger, which closed on July 15, 2019, as the Merger. As of September 30, 2021, we had approximately 213 franchisee-owned offices in 36 states and the District of Columbia. We also licensed the use of our trademarks to offices in California. Our franchisees provide employment for an estimated 80,000 individuals annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, disaster cleanup, janitorial, special events, hospitality, landscaping, and retail.

Recent Developments

Snelling Staffing Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million, subject to customary adjustments for net working capital. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement but continue to use the Snelling name.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling. Two of these, we sold to franchisees. Four offices were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0%, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There were no remaining company-owned locations as of March 31, 2021.

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

Recruit Media Acquisition

On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”) in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”) between HireQuest, Inc., (the “Buyer”) Recruit Media, Inc., Jeffrey Nussbaum, Ira Bell, and Joshua Sachs (collectively, the “Sellers”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.35 million, subject to customary representations and warranties. Recruit Media is an IT company whose intellectual property will allow us to accelerate improvements to our platform.

Dental Power Acquisition

On November 3, 2021 we entered into a definitive agreement with Dental Power International, Inc. (“Dental Power”) to acquire their Dental Power Staffing division (“DPS”) for $1.48 million. Dental Power is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina. DPS is a leading provider of temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. The addition of DPS will bring additional resources and experience to HQI that will help expedite growth into a new staffing vertical.

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

We entered 2021 with a strong balance sheet. Our current assets exceeded current liabilities by approximately $16 million. We were able to complete three acquisitions and significantly increase our franchise base without incurring any debt. We have been able to remain profitable throughout the pandemic. Still, the sweeping and persistent nature of the COVID-19 pandemic has depressed our system-wide sales and resulting franchise royalties. While we did not see major impacts on system-wide sales and resulting revenue until the final few weeks of the first quarter of 2020, these depressed sales have continued through the quarter ended September 30, 2021. On a month-to-month basis, our system-wide sales have consistently trended closer to historically normal numbers. However, we continue to expect negative impacts on system-wide sales and resulting franchise royalties in the coming quarters, and potentially into next year. Some of the depression in sales has been offset by the effect of the acquisitions we made in the first quarter of 2021. It remains unclear how long we will stay at this comparatively reduced level of sales, and the evolving nature of the pandemic makes reliable predictions extremely difficult.

From March 2020 through September 30, 2021, our franchisees have closed or consolidated 13 offices at least, in part, due to the financial impacts of COVID-19. All of these closures occurred in 2020. Of these closures, 11 were in metropolitan areas where our franchisees still maintain at least one office that we expect can service customers of the closed or consolidated offices. The other two offices did not historically produce significant amounts of system-wide sales or resulting revenue. It is possible that other offices may still be forced to close. Some of our franchisees may experience economic hardship or even failure. In general, those franchisees whose businesses are oriented towards construction, manufacturing, logistics, or waste services have been less impacted to date than those whose businesses are more focused on hospitality, catering, special events, or auto auction services.

As discussed more fully below, we reduced liquidity in the first nine months of 2021, as we used cash to complete two acquisitions in that time period. As a result, our cash balance decreased by approximately $8.9 million from $13.7 million at year end to $4.8 million at September 30, 2021. Our October 1, 2021 purchase of Recruit Media reduced this cash balance by another approximate $4.4 million. When combined with our borrowing capacity under our new line of credit and minimal debt, we expect that we have sufficient liquidity to continue our operations for the foreseeable future, even under the current circumstances presented by COVID-19. That said, the impact of the COVID-19 crisis on availability of capital or credit is difficult to predict and may be significant

Any of the above factors, or other cascading effects of the COVID-19 pandemic that are not currently foreseeable, could materially negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The duration or magnitude of any such impacts cannot be predicted at this time.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended September 30, 2021 and September 30, 2020 (in thousands, except percentages). Percentages reflect the line item as a percentage of total revenue.

	Three months ended				Nine months ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
Franchise royalties	$6,540	95.0%	$3,219	95.1%	$15,250	95.4%	$9,563	91.9%
Service revenue	341	5.0%	164	4.9%	741	4.6%	841	8.1%
Total revenue	6,881	100.0%	3,383	100.0%	15,991	100.0%	10,404	100.0%
Selling, general and administrative expenses	3,044	44.2%	1,358	40.1%	8,927	55.8%	6,542	62.9%
Depreciation and amortization	366	5.3%	32	1.0%	1,065	6.7%	97	0.9%
Income from operations	3,471	50.4%	1,993	58.9%	5,999	37.5%	3,765	36.2%
Other miscellaneous income	90	1.3%	392	11.6%	4,132	25.8%	932	9.0%
Interest and other financing expense	(42)	-0.6%	(10)	-0.3%	(67)	-0.4%	(39)	-0.4%
Net income before income taxes	3,519	51.1%	2,375	70.2%	10,064	62.9%	4,658	44.8%
Provision for income taxes	325	4.7%	404	11.9%	408	2.6%	655	6.3%
Net income	$3,194	46.4%	$1,971	58.3%	$9,656	60.4%	$4,003	38.5%
Non-GAAP data
Adjusted EBITDA	$5,294	76.9%	$2,922	86.4%	$11,234	70.3%	$7,677	73.8%

Use of non-GAAP Financial Measures

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, costs related to the work opportunity tax credit (“WOTC”) and other charges we consider non-recurring. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP.

We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, WOTC-related costs and other non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the costs associated with qualifying for this tax credit. In addition, by excluding certain non-recurring charges, adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Net income	$3,194,191	$1,971,133	$9,656,046	$4,003,311
Interest expense	41,943	10,035	66,860	39,174
Provision for income taxes	324,638	404,058	408,228	654,592
Depreciation and amortization	366,027	32,438	1,064,863	96,654
Non-cash compensation	851,049	391,435	1,419,910	956,549
WOTC related costs	174,648	113,332	413,538	328,048
Non-recurring acquisition related charges, net	34,133	-	(2,102,898)	-
Non-recurring charge to notes receivable	307,440	-	307,440	1,598,673
Adjusted EBITDA	$5,294,069	$2,922,431	$11,233,987	$7,677,002

Three Months Ended September 30, 2021

Franchise Royalties

Franchise royalties for the three months ended September 30, 2021 were approximately $6.5 million, an increase of 103.2% from $3.2 million for the three months ended September 30, 2020. Approximately $1.6 million of this increase in royalties was due to the Snelling and Link acquisitions and approximately $1.7 million was due to organic growth this year as the negative effects of COVID-19 were less pronounced in the quarter ended September 30, 2021 than in the prior year quarter.

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

Service revenue for the three months ended September 30, 2021 was approximately $341,000, an increase from approximately $164,000 for the three months ended September 30, 2020. This increase was due to the introduction of trademark license fees this year and increased fees for optional services.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended September 30, 2021 were approximately $3.0 million, an increase of 124.2% from $1.4 million for the three months ended September 30, 2020. This increase is related to increased compensation costs of approximately $350,000, increased stock-based compensation costs of approximately $459,000, an increase in the reserve on our notes receivable of approximately $307,000, and a legal settlement of $200,000 related to a class-action lawsuit filed in California.

Nine Months Ended September 30, 2021

Franchise Royalties

Franchise royalties for the nine months ended September 30, 2021 were approximately $15.2 million, an increase of 59.5% from $9.6 million for the nine months ended September 30, 2020. Approximately $3.4 million of this increase in royalties was due to the Snelling and Link acquisitions, as a result of which we experienced additional royalties in seven of the nine months this quarter, and approximately $2.3 million was due to organic growth this year as the negative effects of COVID-19 were less pronounced in the nine months ended September 30, 2021 than in the prior year period. While system-wide sales, and resulting franchise royalties, have been slowly approaching historical levels on a month-over-month basis since the beginning of April of last year, we expect decreased royalty revenue to persist throughout the remainder of this year, and perhaps beyond, relative to pre-pandemic levels.

Service Revenue

Service revenue for the nine months ended September 30, 2021 was approximately $741,000, a decrease from approximately $841,000 for the nine months ended September 30, 2020. This decrease was primarily due to lower interest income, which was partially offset by trademark license fees.

Selling, General, and Administrative Expenses

SG&A expenses for the nine months ended September 30, 2021 were approximately $8.9 million, an increase of 36.4% from $6.5 million for the nine months ended September 30, 2020. This increase is primarily related to acquisition-related expenses of approximately $1.6 million. In addition, we saw increased compensation costs of approximately $598,000, an increase in stock-based compensation of approximately $463,000, a $200,000 legal settlement, and a relative increase in charges related to workers’ compensation of approximately $735,000. These increases were partially offset by a decrease in bad debt expense of approximately $269,000, and a reduction in charges related to reserves placed on our notes receivable of approximately $1.3 million.

Miscellaneous Income

Miscellaneous income for the nine months ended September 30, 2021 was approximately $4.1 million, an increase of approximately $3.2 million, from $932,000 for the nine months ended September 30, 2020. This increase is primarily due to a bargain purchase gain of approximately $5.0 million recognized as part of the Snelling transaction. This gain was partially offset by a net loss of approximately $1.2 million in relation to the sale of acquired assets.

Liquidity and Capital Resources

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable. We also sold approximately $5.3 million of these notes at face value to Bass in the first quarter of 2021 to generate cash for two acquisitions. In addition, we have the capacity to borrow under our line of credit with Truist.

On September 30, 2021, our current assets exceeded our current liabilities by approximately $24.9 million. Our current assets included approximately $4.8 million of cash and $38.4 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. We used approximately $4.4 million of cash in our October 1 acquisition of Recruit Media. Our largest current liabilities include approximately $6.4 million related to our workers’ compensation claims liability, $7.3 million due to our franchisees on upcoming settlement statements, and $4.1 million in other current liabilities.

In June 2021, we entered into a loan agreement with Truist for a $60 million line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. This agreement provides for a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. At September 30, 2021, approximately $14.3 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account. Based on our eligible collateral, we had approximately $13.6 million available under the agreement for potential additional borrowings under the terms of the line of credit at September 30, 2021. A more detailed description of our loan agreement, line of credit and term loan is contained in “Note 4 - Line of Credit and Term Loan” and is incorporated herein by reference.

Our working capital requirements are driven largely by temporary employee payroll and accounts receivable from customers. Since receipts lag employee pay - which is typically daily or weekly - our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection.

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

Operating Activities

During the nine months ended September 30, 2021, cash generated by operating activities was approximately $14.8 million and included net income of approximately $9.7 million, the return of a workers’ compensation claim deposit of approximately $7.2 million which was acquired in the Snelling transaction, a net loss on the sale of intangible assets acquired of approximately $1.2 million, an increase in the amount due to franchisees of approximately $3.7 million, and an increase in other current liabilities of approximately $2.8 million. These provisions were partially offset by a gain recognized in relation to an acquisition of approximately $5.0 million and an increase in accounts receivable of approximately $4.7 million. During the nine months ended September 30, 2020, cash provided by operating activities was approximately $6.9 million and included net income of approximately $4.0 million, and a decrease in accounts receivable of approximately $4.2 million. These provisions were partially offset by an increase in prepaid workers’ compensation of approximately $1.2 million, and a decrease in the amount due to our franchisees of approximately $1.3 million.

Investing Activities

During the nine months ended September 30, 2021, cash used by investing activities was approximately $23.9 million and included cash paid for acquisitions of approximately $28.8 million. This use was partially offset by the proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million. During the nine months ended September 30, 2020, cash used by investing activities was approximately $6,000 and included the purchase of property and equipment of approximately $1.2 million. This use was partially offset by proceeds from the payment on notes receivable of approximately $1.6 million.

Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was approximately $255,000 and included proceeds from a term loan payable of approximately $3.2 million. This provision was offset by the payment of approximately $2.3 million in dividends. During 2020, cash used by financing activities was approximately $824,000 and included the payment of a dividend of approximately $678,000 and the purchase of treasury stock of approximately $146,000.

Key Performance Indicator: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” For the period prior to their conversion to franchises, we refer to sales at company-owned and operated offices as “company-owned sales.” In turn, we refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a key performance indicator. While we do not record system-wide sales as revenue, management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record much of our franchise royalty revenue, are directly related to all other royalty revenue and service revenue and are indicative of the financial health of our franchisee base. Management uses system-wide sales to benchmark current operating levels to historic operating levels. System-wide sales should not be considered as an alternative to revenue.

During the three and nine months ended September 30, 2021 and September 30, 2020, all of our offices were franchised. As such, system-wide sales for these periods were all derived from franchised offices.

The following table displays system-wide sales for the interim periods ended September 30, 2021 and September 30, 2020 (in thousands, except percentages). Percentages indicate the change in system-wide sales relative to the comparable prior period.

	Three months ended			Nine months ended
	September 30, 2021	September 30, 2020	Change	September 30, 2021	September 30, 2020	Change
System-wide sales	$99,625	$55,627	79.1%	$244,643	$156,163	56.7%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened four offices in the first quarter and did not close any.

The following table accounts for the number of offices opened and closed or consolidated in the first nine months of 2021.

Franchised offices, December 31, 2020	139
Closed in 2021	-
Opened in 2021	10
Purchased in 2021 (net of sold locations)	64
Franchised offices, September 30, 2021	213

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

Notwithstanding the material weakness, which still existed as of September 30, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting during our quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The following risk factors have been updated from our risk factors previously disclosed in our Annual Report filed on Form 10-K for year ended December 31, 2020 filed with the SEC on March 25, 2021.

Risks Related to our Business and Industry

Our business continues to be adversely impacted by the COVID-19 Pandemic, and the related governmental reactions to the COVID-19 Pandemic, and we expect adverse business and economic conditions to continue into the future.

The outbreak of the COVID-19 pandemic across the globe, as well as the related governmental responses, continues to negatively impact the economies across the country in which we operate. In addition, health concerns related to the outbreak, and in some cases the lack of access to childcare, have negatively impacted our supply of temporary employees. The demand for staffing services is significantly affected by general economic conditions. The economic downturn and uncertainties related to the duration of the COVID-19 pandemic adversely impacted, and continues to impact our results of operations, cash flows, and financial position.

The extent to which the COVID-19 pandemic, including any variants, continues to adversely impact our business depends on future developments of the pandemic and related governmental responses, such as the efficacy, distribution, and government requirements related to the COVID-19 vaccines. Due to the ongoing uncertain nature of the pandemic, we are not able to predict with certainty the timing or the extent of the recovery.

New business initiatives will cause us to incur additional expenditures and may have an adverse effect on our core business.

We expect to expand our business by entering new business initiatives as part of our growth strategy. New business initiatives, strategic business partners, or changes in the composition of our business can be distracting to our management and disruptive to our operations, causing our core business and results of operations to suffer materially. New business initiatives and entering new markets could involve significant unanticipated challenges and risks and divert management’s attention away from our core business.

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.

Our new revolving line of credit with Truist Bank (“Truist”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability or liquidity. Our failure to comply with these restrictive covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.

Our major source of liquidity and capital is cash generated from our ongoing operations. We also receive principal and interest payments on notes receivable. We must have sufficient sources of liquidity to meet our working capital requirements, fund our workers’ compensation collateral requirements, service our outstanding term loan, and finance growth opportunities. Without sufficient liquidity, we may not be able to pursue accretive business opportunities.

If our debt level significantly increases in the future, it could have significant consequences on our ongoing operations including requiring us to dedicate a significant portion of our cash flow from operations to servicing debt rather than using it to execute our strategic initiatives, such as acquisitions; limiting our ability to obtain additional debt financing for future working capital, capital expenditures, or other worthwhile endeavors; and limiting our ability to react to changes in the market.

Acquisitions may have an adverse effect on our business.

We will likely continue making acquisitions a part of our growth initiative. This strategy may be impeded, and we may not achieve our long-term growth goals if acquisition candidates are not available under acceptable terms. Additionally, we may have difficulty integrating acquired companies into our operational software, and financial reporting systems and may not effectively manage or divest acquired companies to achieve expected growth.

Future acquisitions could result in incurring additional debt and contingent liabilities, an increase in interest expense, amortization expense, and non-recurring charges related to integration efforts. Acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock. Acquisitions can also result in the addition of goodwill and intangible assets to our financial statements, and we may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results. The potential loss of key executives, franchisees, clients, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire. These events could cause material harm to our business, and adversely affect our operations and financial condition.

The COVID-19 Vaccination and Testing Emergency Temporary Standard issued by OSHA and related compliance efforts could have a material adverse effect on our business and the economy as a whole.

We are subject to the Emergency Temporary Standard published in the Federal Register by OSHA on November 5, 2021 which requires employers of 100 or more employees to adopt written policies requiring all employees to be fully vaccinated against COVID-19 or to submit to regular COVID-19 testing and wear a face covering (the “Vaccine Mandate”). The Vaccine Mandate, and other similar regulations related to federal contractors and healthcare workers, could materially adversely impact our business or the economy as a whole. Given the nature of our franchised operation in which our franchisees control day-to-day interactions with our employees, it may be difficult to ensure total compliance. Proposed fines for non-compliance are significant and, if imposed against us, could have a material adverse impact on our results of operations and liquidity. In addition, some employees may choose to voluntarily remove themselves from the workforce in response to the Vaccine Mandate or other similar regulations. If a sufficient number of workers are unable or unwilling to comply with the Vaccine Mandate, the economy as a whole may suffer which may have an adverse impact on our results of operations. In addition, the costs to comply with the Vaccine Mandate and similar regulations, including the costs associated with required paid time off to receive a vaccine and paid sick leave to recover from side effects and the costs to develop appropriate technological solutions to ensure compliance, could have a material adverse effect on our business and financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1

Employment Agreement, dated as of July 15, 2021, among HQ LTS Corporation, HireQuest, Inc., and Cory Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.2

Employment Agreement, dated as of September 1, 2021, among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021).

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

/s/ Richard Hermanns	November 11, 2021
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Cory Smith	November 11, 2021
Cory Smith	Date
Chief Financial Officer

