Form 10-K
period 2021-12-31
HireQuest, Inc.
filed 2022-03-15
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53088

HIREQUEST, INC.

(Exact name of registrant as specified in its charter)

Delaware	91-2079472
(State of incorporation or organization)	(I.R.S. employer identification no.)

111 Springhall Drive, Goose Creek, SC 29445
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (843) 723-7400

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.001 par value	HQI	The NASDAQ Stock Market LLC
Title of each class	Trading Symbol	Name of each exchange on which registered

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $92,614,000.

Number of shares of registrant’s common stock outstanding at March 14, 2022 was 13,757,935.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2021.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2021 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, net income and Adjusted EBITDA (a non-GAAP Financial Measure); the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of any merger or acquisitions including those we have completed in 2021 and 2022; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Snelling Staffing, LINK, Recruit Media, and Dental Power, and subsequent acquisitions; disruptions to our technology network including computer systems and software whether resulting from a cyber attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

PART I

Item 1. Business

Development of our Business

HireQuest, Inc. (collectively with its subsidiaries, the “Company,” “we,” “us,” or “our”) is a Delaware corporation originally organized in Washington as Command Staffing, LLC in 2002. In 2005, Temporary Financial Services, Inc., a public company, acquired the assets of Command Staffing, LLC, and the combined entity changed its name to Command Center, Inc. On September 11, 2019, Command Center, Inc. reincorporated in Delaware and changed its name to HireQuest, Inc. following its acquisition of Hire Quest Holdings, LLC (“Hire Quest Holdings,” and together with its subsidiary, Hire Quest, LLC, “Legacy HQ”).  This acquisition is sometimes referred to as the “Merger.” Hire Quest, LLC was formed as a Florida limited liability company in 2002. Hire Quest Holdings, LLC was formed as a Florida limited liability company in 2017. Since the Merger, we have made a number of acquisitions which are discussed in more detail below.

The COVID-19 pandemic significantly impacted our business and operations in 2020, and to a lesser degree in 2021. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a description of the effects COVID-19 has had on the Company.

Our common stock trades on the Nasdaq Market under the symbol “HQI.” All references to “common stock” means the common stock of HireQuest, Inc., par value $0.001 per share.

Our principal executive office is located at 111 Springhall Drive, Goose Creek, SC, 29445 and the telephone number is (843) 723-7400. More information about us may be found at www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

The Snelling Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). At the time of acquisition, Snelling Staffing was a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices, and acquired substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of $17.9 million, subject to customary adjustments for net working capital plus further adjustment of $7.2 million of collateral released to the sellers by their workers' compensation insurer (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist Bank ("Truist").

The Link Acquisition

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of LINK Staffing (“Link”) in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). At the time of acquisition Link was a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired approximately 35 franchised offices, customer lists and contracts, and other assets of Link for a purchase price of $11.1 million (the "Link Acquisition"). We funded this acquisition with existing cash on hand.

The Recruit Media Acquisition

On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”) in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of common stock of Recruit Media for approximately $4.4 million. Recruit Media is a tuck-in acquisition whose intellectual property compliments our technological structure, allowing us to accelerate improvements to our platform.

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division (“DPS”) of Dental Power International, Inc. (“Dental Power”) in accordance with the terms of a definitive agreement, dated November 2, 2021, with Dental Power,  for $1.9 million. Dental Power is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina with long-standing client relationships in the dental industry. providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. As of December 31, 2021, all of the operations acquired from Dental Power remain company owned.

Together, the Snelling Acquisition, the Link Acquisition, the Recruit Acquisition and the Dental Acquisition are sometimes referred to as the "2021 Acquisitions."

Our Model

We are a nationwide franchisor of temporary staffing offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar industries. With the Snelling Acquisition and the Link Acquisition, we significantly expanded our traditional commercial staffing solutions. Following the December acquisition of DPS, we have a platform to build a customer base in the dental-oriented sector of the staffing industry, which will benefit our entire system by increasing revenue opportunities under the HireQuest Health brand.

Our franchises provide customers with seamless access to a contingent workforce whenever they need it. Flexible staffing solutions permit customers to focus on their underlying operations and to expand or contract their workforce quickly to meet fluctuating demands. We pay the majority of our temporary employees daily or weekly which attracts workers who cannot wait up to three weeks for their first paycheck under a traditional employment model.

In 2021, our franchisees operated under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “LINK Staffing,” “DriverQuest,” and “HireQuest Health.” HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers. Snelling, HireQuest, and LINK Staffing focuses on longer-term staffing positions in the light industrial and administrative arenas. DriverQuest specializes in commercial drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the healthcare and dental industries.

Our revenue, which is primarily comprised of royalty fees generated by the operations of our franchised offices, license fees, and interest charged to our franchisees on overdue accounts receivable, was $22.8 million in 2021. Our system-wide sales, which we define as sales at all offices, whether owned and operated by us or by our franchisees, were $354.5 million in 2021. Nearly all system-wide-sales originated from franchisee-owned offices. We employed approximately 73,000 temporary employees during 2021. At December 31, 2021, we had 217 franchisee-owned offices operating in 36 states and the District of Columbia. On a net basis, we opened 78 offices in 2021 (acquiring 65, opening 14 and closing 1).

We provide incentives to our existing franchisees, including assistance with start-up funding and acquisition costs, to encourage them to expand into new markets. While staffing industry growth has outpaced overall economic and employment growth, the industry still employs only a small percentage of the United States’ non-farm workforce. We believe that the low percentage of the total workforce that is currently contingent, when combined with potential shifts towards a more contingent workforce in the overall economy, provides meaningful opportunities for future organic growth.

Our differentiated services are driven by two key elements:

●

Local ownership and dedicated responsiveness. Our offices are franchisee-owned. We believe that ownership at the local level, where the vast majority of customer interactions occur, allows our organization to be agile and responsive to customer needs. Since our franchisees have a personal financial interest in the success of their offices, our customers interact with a representative who is incentivized to deliver excellent customer service and resolve issues efficiently. In addition, franchise owners are able to develop long-term relationships due to the lack of turnover. We believe the combination of local ownership coupled with properly-aligned incentives results in enhanced customer satisfaction and greater customer retention.

●

Direct dispatch from our offices. The majority of our employees in our construction and light industrial segment are dispatched from our offices every day. This allows our franchisees and their staff to qualify the employees for work, provide them with any necessary personal protective equipment, assist them in arranging transportation amongst themselves, and ensure the right number of qualified individuals are dispatched at the right time. We believe that employee dispatch from franchise offices increases consistency as our employees are sent to a particular jobsite without having to rely on less reliable means of verification, such as telephone calls. Once we and our customers have developed a rapport with particular employees, we will sometimes dispatch these employees directly to a customer location.

Our Industry

Temporary Staffing

According to the American Staffing Association (ASA), the staffing and recruiting industry in the United States generated annual revenue of $161 billion in 2019 (prior to the pandemic). Approximately 85% of industry revenue is generated by temporary and contract employee placement services, with the remainder coming from executive search and permanent placement. According to ASA, industry revenue dipped by 13% in 2020 due to the economic impact of the pandemic. Staffing Industry Analysts (SIA) estimates that industry revenue rebounded by 16% in 2021. Following our 2021 Acquisitions, we expect to expand into several of the remaining segments of the staffing industry including health care, clerical and administrative, and professional.

The direct-dispatch staffing industry has developed based on business need for flexible staffing solutions. The industry provides contingent workforce solutions as an alternative to the costs and efforts that are required for recruiting, hiring, and managing permanent employees. Many of the customers we target operate in a cyclical production environment and find it difficult to staff according to their changing business requirements. Companies also desire a way to maintain consistent staffing levels when full-time employees are absent due to illness, vacation, or unplanned terminations. Direct-dispatch staffing offers customers the opportunity to respond immediately to changes in staffing needs, to reduce the costs associated with recruiting and interviewing, to eliminate unemployment and workers’ compensation exposure, and to draw from a larger pool of potential employees. We have found that staffing firms provide particular value in assisting customers with filling mundane or repetitive jobs, high turnover positions, staffing for project specific needs, and filling other short duration positions such as special events, disaster recovery, and seasonal jobs.

Historically, our business has been bolstered by declining unemployment rates as our customers find it more difficult and more expensive to recruit, interview, hire, and train qualified staff. As employers look for alternatives to combat these increasing costs and administrative burdens, opportunities arise for the temporary staffing industry. In addition, worker attitudes have changed from one which idealized extended tenure with a single employer to one which is more open to temporary or transient employment. This shift has increased the availability of temporary workers in the economy as a whole. Conversely, periods of declining unemployment are a challenge for our industry.

Government Regulation

While the offices under our brands are operated by franchisees, our wholly-owned subsidiary is the employer of record of the temporary employees. As a large employer, we are subject to a significant number of employment laws at the state, federal, and local levels. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance, and laws relating to equal opportunity employment. In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, living wages, paid sick leave, retirement savings programs, transportation benefits, application forms and background checks, mandatory training, and required notices to employees, among others.

In addition, fourteen states and the Federal Trade Commission impose pre-sale franchise registration or disclosure requirements on franchisors. A number of states also regulate substantive aspects of our relationship with our franchisees such as termination, nonrenewal, transfer, no-poach and non-competition provisions, discrimination among franchisees, and other aspects of the relationships between and with franchisees. Additional legislation, which we cannot predict, could expand these requirements imposed on us. Significant expansion could lead to a significant increase in compliance costs, which could have a material adverse effect on our business, financial position and results of operations.

Our Competitive Strengths

We attribute our success to the following strengths:

●

Nationwide footprint with differentiated business model. We believe we are one of the largest providers of direct-dispatch temporary staffing solutions in the light industrial and blue-collar segments of the staffing industry measured by number of offices. Our nationwide footprint allows us to compete for national account relationships not available to many of our local or regional competitors. Our size also allows us to obtain favorable terms on our workers’ compensation insurance program. Our franchise model has many advantages as well. Most of our competitors utilize a company-owned office model in which management of day-to-day interactions with customers is handled by individuals who do not have the same incentive to succeed as franchisees have as owners of their businesses. The company-owned model typically requires significant investment in middle management to overcome this lack of incentive. We largely avoid this expense because our franchisees are independent business owners responsible for their own financial well-being, and in doing so increase our store level economics.

●

A franchise system with expansion capabilities. We incentivize our franchisees to expand their own businesses through our Franchise Expansion Incentive Program. Under this program, we offer assistance overcoming the startup costs of an office in a new metropolitan area by providing our existing franchisees with credits on the royalty fees they pay in their existing offices. In addition, under certain circumstances, we will provide assistance in acquisition funding or financing. We also maintain a Risk Management Incentive Program which allows us to reward franchisees who are successful in keeping their workers' compensation loss ratios below certain thresholds by providing them a credit. We believe that this incentivizes our franchisees to encourage workplace safety, while also providing franchisees with capital to reinvest in, or expand, their businesses.

●

Responsible capital allocation with very little debt.  Financing our day-to-day needs largely with cash produced from operations allows us to continue building cash reserves which we can use, in addition to our line of credit with Truist, to finance significant transactions such as major reinvestments in our business, strategic acquisitions, share buybacks, or stockholder dividends, depending on the opportunities that present themselves. Compared to company-owned offices, our franchise model allows us to employ relatively fewer full-time staff at our corporate headquarters decreasing the working capital needed for operations.

Our Growth Strategy

We believe there are considerable opportunities to grow our business and brands. The following are key components of our growth strategy:

●

Make strategic acquisitions. We are continuously evaluating acquisition opportunities that will allow us to expand our franchisee base, expand the number of industries our franchisees service, and diversify our national footprint.

●

Continue to grow the number of offices our franchisees operate. We believe attractive returns at the franchisee level position us to continue to attract new franchisees and encourage our existing franchisees to open new offices. In addition, we encourage our existing franchisees to explore new potential markets through our Franchise Expansion Incentive Program. When combined with the back-office support that we provide franchisees, we believe we are poised to expand into unserved or underserved markets.

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

●

Increase our brand awareness. As we continue to develop new markets and to serve our existing markets, we expect our brands to become more recognizable and a greater asset to us in driving repeat customers, encouraging customers to expand their use of our services across multiple markets, and increasing new customer development.

Our Offices

We had 217 offices located in 36 states and the District of Columbia as of December 31, 2021. All offices were franchised, with the only exceptions being the recently acquired Dental Power office. The map below provides the number of offices we had in each state.

Number of Offices By State

December 31, 2021

In the first two months of 2022, we added franchises in Pennsylvania, New York, Texas and New Mexico.  We have a strong concentration of offices in established and emerging regions such as the Southeast, Florida, Texas, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends. Most of our franchisee offices are located near areas of concentrated construction or major manufacturing and industrial sites.

Our Franchise Program

Our franchised offices are a key component of our success. We urge our franchisees to customize their services according to the unique opportunities and assets available at each of their offices, while also leveraging the overall size of the organization whenever possible. This approach allows for each office to have a unique blend of customers and emphasis while also reducing overhead costs, improving economies of scale, establishing procedural uniformity and controls, and creating a predictable internal environment for temporary employees.

A typical franchised office is managed by an owner with the assistance of in-office personnel. Many offices hire business development staff to help drive business to the offices. We provide advice and guidance from our corporate headquarters.

Franchising Strategy

As of December 31, 2021, there were 217 franchised Snelling, HireQuest, and HireQuest Direct offices operated by 107 franchisees. Approximately one-third of our franchisees owned multiple offices. Our largest franchisee owned 14 offices, and about one-eighth of our franchisees owned 4 or more offices. One individual owned significant interest in 6 franchisees that operated 24 offices. We also had 23 franchisees that share common ownership with significant stockholders, directors, and officers of the Company. We refer to these as the "Worlds Franchisees." These 23 Worlds Franchisees operated 60 offices as of December 31, 2021.

Our approach to the franchise model creates what we believe to be superior office-level economics. We finance many of the initial working capital needs of our franchisees, including costs of new office openings, through our ownership of franchisee accounts receivable which we acquire through our franchise agreements. This is a relatively inexpensive source of capital for our franchisees and allows them to expand more freely. In addition, our Risk Management Incentive Program lowers the effective cost of workers’ compensation insurance at the franchisee level – a significant expense for many of our competitors. We thereby eliminate for our franchisees two of the largest barriers to entry, financing and workers’ compensation, and enable potentially higher operating margins at the office level.

Franchise Agreements

Our franchise agreements contain standard terms and conditions. In most cases, our franchisees are granted the exclusive right to operate their chosen brand, either Snelling, HireQuest or HireQuest Direct, in their protected territory. Typically, a protected territory corresponds with the metropolitan statistical area where the office is located. In a small number of densely populated cities, the protected territories are smaller.

As of December 31, 2021, our franchisees operated under 146 executed franchise agreements. For our HireQuest Direct brand we charge a royalty fee of between 6% and 8% of gross sales, depending on sales volume. For our Snelling and HireQuest brands, including HireQuest franchisees, Snelling franchisees, Link Franchisees, DriverQuest franchisees, and HireQuest Health franchisees, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory. For the Snelling franchise agreements assumed where the franchise owner did not execute new HireQuest or HireQuest Direct business line franchise agreements, the royalty fee ranges from 5% to 8%.

Our typical franchise agreement has a term of five years. Our franchise agreement is designed to remove some of the most significant barriers to entry in our industry – access to working capital, access to affordable workers’ compensation insurance, and dedicated software. By entering into a franchisee agreement with us, our franchisees gain access to our proprietary software, HQ WebConnect©, which we update regularly through a dedicated staff of developers, and gain access to working capital by factoring their accounts receivable through us. Additionally, in states that do not require participation in a state-run program, our franchisees gain access to our "A++" rated workers’ compensation insurance coverage.

Franchisees receive initial and ongoing training in our technology and methods of operation. We provide support personnel on an as-needed basis to our franchisees. We have a comprehensive brand standards manual which explains our policies on key operational, financial, and regulatory compliance issues. Under the franchise agreement, beneficial owners of our franchisees guaranty all debts and obligations of the franchise to us. Still, we have substantially less control over a franchisee’s operations than we would if we owned and operated an office ourselves. Franchisees are not required to provide full financial statements or other information that is outside of the royalty base.

The table below displays the number of franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2022	13
2023	11
2024	36
2025	12
2026	41
2027(1)	1
2028(2)	4
2029(3)	9
2030(4)	4
2031(5)	1

1.	Excludes franchise agreements that renew at the end of 2022 which will renew again in 2027.
2.	Excludes franchise agreements that renew at the end of 2023 which will renew again in 2028.
3.	Excludes franchise agreements that renew at the end of 2024 which will renew again in 2029.
4.	Excludes franchise agreements that renew at the end of 2025 which will renew again in 2030.
5.	Excludes franchise agreements that renew at the end of 2026 which will renew again in 2031.

The large number of renewals in 2024 resulted from the significant number of new franchisees we added in 2019 after the Merger with Command Center. The large number of renewals in 2026 resulted from the significant number of new franchisees we added in 2021 after the 2021 Acquisitions.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services our franchises provide. Hire Quest, LLC, our wholly-owned subsidiary, is the employer of record of all temporary employees of the HireQuest Direct, Snelling, HireQuest, and Link brands. We have separate wholly-owned subsidiaries that employ the temporary employees of DriverQuest and HireQuest Health services. In 2021, we employed approximately 73,000 temporary employees and issued approximately 1.1 million paychecks. The vast majority of these payments were made via electronic transfer or paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full-time employees on a given day, however, approximately 670 temporary employees worked at least 1,800 hours in 2021.

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

We continuously recruit temporary staff so we can respond to customer needs quickly. We attract our employees through various means, including in-person recruitment, online resources, cell phone texting services, our large and ever-growing internal database, job fairs, word-of-mouth, digital and print advertisements, and a number of other methods. Our success depends, in part, on our ability to attract and retain temporary employees. To that end, we have implemented a robust health insurance program giving qualifying temporary employees a list of plans to choose from, including Affordable Care Act (ACA) compliant coverage.

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

Corporate Employees

We believe our success also depends on our ability to attract, develop, and retain talented employees at our corporate headquarters. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top, and we routinely have Company functions designed to engage and integrate our employees into our culture. We employ approximately seventy corporate employees through HQ LTS Corporation, our wholly-owned subsidiary. Most of these individuals are employed at our corporate headquarters in Goose Creek, South Carolina. The vast majority of these employees are full-time. These employees provide back-office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.  As of December 31, 2021 we had approximately 70 corporate employees in total, most of which were full time employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	58	President, Chief Executive Officer, and Chairman of the Board
David S. Burnett	55	Chief Financial Officer
John D. McAnnar	39	Chief Legal Officer, Vice President, and Secretary

Richard Hermanns is the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. Mr. Hermanns has thirty-one years of experience in the temporary staffing industry. Previously, he served as chief executive officer and secretary of HireQuest, LLC, after the company’s founding in 2002, and similar capacities for predecessor entities since July 1991. Prior to founding HireQuest, Mr. Hermanns was the chief financial officer of Outsource International, formerly known as Labor World USA, Inc., and an assistant vice president at NCNB National Bank, now Bank of America. He graduated summa cum laude with a Bachelor of Science in economics and finance from Barry University and holds a Masters of Business Administration in finance from the University of Southern California. In addition to his business ventures, Mr. Hermanns is also involved in a number of charitable pursuits. One of them is the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a sustainable way.

David S. Burnett is the Chief Financial Officer of HireQuest, Inc. He has served as the Chief Financial Officer since December 2021. Prior to joining HQI, Mr. Burnett was Chief Financial Officer for Ivy Asset Group, an alternative credit provider and investment bank. Prior to Ivy, Mr. Burnett served as Chief Financial Officer for a series of publicly-traded companies under the umbrella of BKF Capital Group, including Interlink Electronics, Inc. (Nasdaq:LINK), BKF Capital Group, Inc. (OTC:BKFG) and Ridgefield Acquisition Corp (OTC:RDGA). Before that, Mr. Burnett served in various management positions with EnPro Industries, Inc. (NYSE:NPO), most recently as Vice President and Treasurer. EnPro is a diversified industrial technology company with $1.5 billion in global revenue. Prior to EnPro he was a Director at PricewaterhouseCoopers LLP and Senior Manager at Grant Thornton LLP. Mr. Burnett received his Bachelor of Science degree in Business Administration (Accounting) from Old Dominion University, and a Master of Science degree in Taxation from Golden Gate University. He is both a Certified Public Accountant and a Certified Treasury Professional.

John D. McAnnar is the Chief Legal Officer, Vice President, and Secretary of HireQuest, Inc. He has fulfilled the former two roles for both HQI, and its predecessor, HireQuest, LLC, since 2014. His work with HireQuest involves a range of legal, operational, and risk management affairs in different realms, including mergers and acquisitions, securities, employment, insurance and finance, workers’ compensation, and intellectual property. Previously, Mr. McAnnar served in the litigation departments of Carmody MacDonald, P.C., and Armstrong Teasdale, LLP, an Am Law 200 firm, where he focused on complex commercial litigation, corporate, and employment law. He is the co-founder of ArchCity Defenders, a non-profit organization in St. Louis, Mo., that led the push for change in Missouri’s municipal court system following the Ferguson unrest. For this work, Mr. McAnnar has received multiple awards, including the National Legal Aid & Defenders Association New Leaders in Advocacy Award and the Ina M. Boon Social Justice Award from the St. Louis City NAACP. Mr. McAnnar graduated cum laude with a Bachelor of Arts degree from the University of Pittsburgh. He achieved his juris doctorate, magna cum laude, from St. Louis University School of Law, where he was inducted into the Alpha Sigma Nu Jesuit Honor Society and the Order of the Woolsack. He is also an adjunct professor at the Charleston School of Law.

Our Competition

The staffing industry is highly fragmented and highly competitive, with relatively low barriers to entry aside from payroll funding, workers’ compensation premiums, and startup costs. No single staffing company dominates the industry. Our competitors range in size from small, local or regional operators with five or fewer offices to large, multi-national companies with hundreds or thousands of offices around the world. Some of our competitors are publicly traded corporations that have the same access to capital as we do. Our strongest competition in any market comes from companies that have established long-lasting relationships with their clients. Competition in the industry tends to track the overall strength of the economy and trends in workforce flexibility. As the economy grows, the number of competitors generally increases.

The primary competitive factors in our market includes price, the ability to provide the requested workers on a timely basis, and success in meeting customer expectations. Secondary factors include customer relationships, name recognition, and established reputation. Businesses operating in these areas of the staffing industry require access to significant working capital to pay temporary employees, particularly in the spring and summer when seasonal staffing requirements are highest, and to fund workers' compensation premiums and claims. Lack of working capital can be a significant impediment to growth for small, local, and regional staffing service providers. A second barrier to entry is an affordable workers’ compensation policy. Small entrants usually do not have the scale necessary to secure a policy on terms similar to ours. Regulatory compliance is becoming more burdensome, particularly for smaller firms that cannot profitably comply with the increasing number of federal, state, and local employment laws and regulations.

We also face increasing competition from gig-economy companies who are attempting to monetize the temporary staffing industry through smartphone applications. We believe these apps, however, will not be a major source of successful competition in the commoditized section of the labor markets where we have significant operations. The apps, which operate on a broad-blast, first-come-first-served basis, often result in too many or too few workers arriving at a jobsite, workers arriving without the necessary required personal protective equipment, or employees arriving at a jobsite unwilling or unable to perform the assigned tasks. In contrast, our direct dispatch model allows us to screen employees’ readiness for work every day, assist with arranging transportation to and from jobsites, and match employees with company-provided personal protective equipment before they leave the office. Our proprietary software does utilize bulk text messaging, but on a targeted basis specific to a particular job in a particular geography.

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

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” “Recruit,” “VETSQuest,” “The Right People at the Right Time”, and all of our stylized logos. We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements. Following our March 2021 Acquisitions, we have a license to use the Link-associated trademarks with franchisees acquired in the Link Acquisition. In California, we license the use of the Snelling and Link names to an independent third-party.

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

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2021, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries including: (1) HQ LTS Corporation, which employs the staff of our corporate headquarters; (2) HQ Financial Corporation, which provides financing and related services to our franchisees; (3) Hire Quest, LLC, which is the employer of record of the temporary employees of our HireQuest Direct, HireQuest, and Snelling operations; (4) DriverQuest 2, LLC, which employs the temporary employees of our DriverQuest operations; (5) HQ Medical, LLC, which employs the temporary employees of our HireQuest Health operations; (6) HQ Franchising Corporation, which is the franchisor of our franchised relationships; and (7) HQ Real Property Corporation, which owns our corporate headquarters buildings. HireQuest Inc. was also the corporate parent to a series of additional wholly-owned subsidiaries which had no operations in 2021 (all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference).

Our Securities Exchange Act Reports

We maintain a website at the following address: www.hirequest.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K.

We make available on our website certain reports and amendments to those reports that we file with or furnish to the Securities and Exchange Commission (the “SEC”) in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These include our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, Section 13 filings by our 5% shareholders and Section 16 filings by our officers, directors and 10% stockholders. We make this information available on our website free of charge as soon as reasonably practicable after we or they electronically file the information with, or furnish it to, the SEC.

Item 1A. Risk Factors

Our common stock value and our business, results of operations, cash flows, and financial condition are subject to various risks, including, but not limited to, those set forth below. If any of these risks actually occur, the value of our common stock, business, results of operations, cash flows, and financial condition could be materially adversely affected. In such case, the value of your investment could decline, and you may lose all or part of the money you paid to buy our common stock. These risk factors should be carefully considered together with the other information in this Form 10-K, including the risks and uncertainties described under the heading “Special Note Regarding Forward-Looking Statements.”

Risks Related to Our Business and Industry

Acquisitions may have an adverse effect on our business.

We intend to continue making acquisitions a part of our growth initiative. This strategy may be impeded, and we may not achieve our long-term growth goals if acquisition candidates are not available under acceptable terms. Additionally, we may have difficulty integrating acquired companies into our business, including our operational software and financial reporting systems, and may not effectively manage or (if deemed necessary) divest acquired companies to achieve expected growth.

Future acquisitions may cause us to incur additional debt and contingent liabilities, and result in an increase in interest expense, amortization expense, and non-recurring charges related to integration efforts. Acquisitions financed through equity offerings may cause dilution to our existing shareholders. Acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock. Acquisitions can also result in the addition of goodwill and intangible assets to our financial statements, and we may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results. The potential loss of key executives, franchisees, clients, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire. Any combination of these events or consequences could cause material harm to our business, and adversely affect our operations and financial condition.

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

The COVID-19 pandemic has been unpredictable and could continue to negatively impact our financial condition and results of operations.

The COVID-19 pandemic adversely affected our business and financial results in 2020 and, to a lesser extent in 2021, and we expect that it may continue to negatively impact our business and financial results going forward. The extent to which it does so depends on the length of the pandemic and its economic repercussions. Since March 13, 2020, state and local authorities have taken dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, implementing shelter in place orders, refusing to issue new building permits, and invalidating current building permits causing work to stop. There has been widespread infection in the United States and abroad, with a resulting catastrophic impact on human lives, including those of our franchisees and employees, and the economy as a whole, including our customers. In addition to the actions described above, national, state, and local authorities have recommended social distancing and imposed quarantine and isolation measures on large portions of the population and additional mandatory business closures. These measures, while intended to protect human life, had serious adverse impacts on our business and domestic and foreign economies. They caused our system-wide sales and resulting revenue to decline in 2020 and into early 2021.

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term by the COVID-19 outbreak, variants of COVID-19, and any virus that spreads in a similar fashion. Our operations were disrupted by customers decreasing the amount of orders they placed for temporary employees, safety measures we and our franchisees put in place to prevent spread of the virus, inability to locate temporary employees willing to work, and in other ways. In 2020, 13 of our franchised offices closed or consolidated into other existing offices at least, in part, due to the impact of COVID-19. A small number of franchisees, as well as the purchaser of our California offices, have experienced difficulty in repaying their financing obligations to us, causing us to set aside a reserve of $1.9 million as of December 31, 2021.

A repeat of the cascading effects of the COVID-19 pandemic could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause additional office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The extent and duration of any such impacts on our business, financial condition, and results of operations cannot be predicted.

Price increases and supply shortages may negatively affect our results of operations.

Supply chain challenges related to the COVID-19 pandemic and the impact of Russia’s invasion of Ukraine on oil and gas delivery have contributed and continue to contribute to price increases and supply shortages in a variety of industries, including construction, industrial/manufacturing and consumer goods. If these impacts continue to affect our industrial/manufacturing, construction or other clients, demand for our labor may decrease, which would decrease gross billings and therefore our royalty revenue. Furthermore, sustained increases in the consumer price index will likely put upward pressure on wages.  If we are unable to match or exceed wages offered by other potential employers to our temporary employees, we may suffer from employee attrition.

We have been and may continue to be unable to attract sufficient qualified candidates to meet all of the needs of our clients.

We compete to meet our clients’ needs for workforce solutions and, therefore, we must continually attract qualified candidates to fill positions. Attracting qualified candidates depends on factors such as the number of candidates available in the relevant location, desirability of the assignment, the health of our workforce, and the associated wages and other benefits. We have experienced shortages of qualified candidates and we may experience such shortages in the future due to a number of factors beyond our control, such as the COVID-19 pandemic, demographic shifts in the workforce, benefits received by our candidates from other sources including government benefits, and the overall desire of workforce aged employees to fulfill the types of jobs our customers need. If there is a shortage of candidates, the cost to employ or recruit qualified individuals could increase. If we are unable to pass those increases through to our clients, it could materially and adversely affect our business.

We are vulnerable to seasonal fluctuations with lower demand in the winter months.

Royalty fees generated from office sales in markets subject to seasonal fluctuations are less stable and may be lower than in other markets. Locating offices in highly seasonal markets involves higher risks. Individual franchisee revenue can fluctuate significantly on both a quarter over quarter and year over year basis thereby impacting our royalty and service revenue, depending on the local economic conditions and need for temporary staffing services in the local economy. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months. To the extent that seasonal fluctuations become more pronounced, our royalty fees could fluctuate materially from period to period.

We are critically dependent on workers’ compensation insurance coverage at commercially reasonable rates, and unexpected changes in claim trends on our workers’ compensation may negatively impact our financial condition.

We employ workers for whom we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chubb/Ace American. Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. We currently collateralize our policies largely with a letter of credit from Truist. If we no longer had access to that collateral, we could not be certain we would be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies would be available on acceptable terms. As our business grows or if our financial results deteriorate, the amount of collateral required could increase and the timing of providing collateral could be accelerated. Resources to meet these requirements may not be available to us in a timely manner or at all. The loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Further, we cannot be certain that our current and former insurance carriers will be able to pay claims we make under such policies.

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

We are highly dependent on the services of our senior management team and other key employees at our corporate headquarters and on our franchisees’ ability to recruit, retain, and motivate key operations related employees. Competition for such employees can be intense, and the inability to attract and retain the additional qualified employees required to expand our activities, or the loss of current key employees could adversely affect our operating efficiency and financial condition. In addition, our growth strategy may place strains on our management who may become distracted from day-to-day duties.

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

Changes in the temporary staffing industry and how our customers utilize, order, and pay for temporary staffing services, particularly through new and innovative uses of technology, may place significant demands on our administrative, operational, financial, and other resources or require us to obtain different or additional resources. Any failure to respond to or manage such changes effectively could adversely affect our business. To be successful, we will need to continue to implement management information systems and improve our operating, administrative, financial, and accounting systems and controls in order to adapt quickly to such changes. These changes may be time-consuming and expensive, increase management responsibilities, and divert management attention, and we may not realize a return on our investment in these changes due to the high obsolescence rate of current technology.

Proposed vaccination mandate, if implemented, is likely to adversely impact our business, results of operations, cash flows and financial position.

On November 5, 2021, the Occupational Safety and Health Administration announced an emergency temporary standard mandating the COVID-19 vaccine or weekly testing for most U.S. employees, which includes our employees. That standard was struck down by the U.S. Supreme Court on January 13, 2022. However, the Biden Administration has indicated that it may seek to impose alternative vaccine mandates and other governmental authorities have imposed more targeted vaccine and testing orders and regulations, and may continue to do so in the future. If a mandate is ultimately issued and implemented in some form, we expect there would be further disruptions to our operations and increased compliance burdens, including financial costs, diversion of administrative resources, and increased downtimes to accommodate for any required ongoing COVID-19 testing.

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

Difficult political or market conditions, wars, natural disasters, global pandemics, or other unpredictable matters could affect our business in many ways including by reducing the amount of available temporary employees, reducing the amount of customer projects, or harming the overall economy which could materially reduce our revenue, earnings and cash flow and adversely affect our financial condition.

Our business is linked to conditions in the overall economy, such as those impacting the ability of our customers to obtain financing, the availability of temporary employees, changes in laws, and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, pandemics, and the ripple effects on the economy from wars and other geopolitical events. For example, the outbreak of COVID-19 materially affected our business in 2020 by decreasing activity in the economy overall and negatively impacting the industries our customers are in, especially hospitality, event staffing, auto auctioneering, and similar industries. While the impact on our business in 2021 was lessened, we believe COVID-19 still depressed our results. These factors are unpredictable and outside of our control. They may affect the level and volatility of securities prices and the liquidity and value of investments, including investments in our common stock.

Risks Related to our Credit Facility and Liquidity

Our level of debt and restrictions in our credit agreement could negatively affect our operations and limit our liquidity and our ability to react to changes in the economy.

Our revolving line of credit with Truist Bank (“Truist”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability or liquidity. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.

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

In addition, the line of credit agreement limits, among other things, our ability to:

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

We may be unable to obtain financing of our working capital, acquisition, capital, dividend, and other needs on favorable terms.

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

Risks Related to Our Franchisees and Business Model

Converting company-owned offices to franchises has multiple risks.

We believe that the franchise model is superior to the company-owned store model. To that end, we have historically converted all company-owned offices of any entities we acquire to franchises. However, we have less control over the day-to-day operations of the offices and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk.  We have added a significant number of new franchisees through the 2021 Acquisitions, and other transactions. Acquired franchisees need to adapt to a new operating model, a new IT system, and new business processes. Their failure to do so could negatively impact our financial condition and results of operations.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.

With all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $405,000 at December 31, 2021. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

Our franchisees could take action that could harm our business.

Our franchisees are contractually obligated to operate their offices in accordance with the operations standards set forth in our agreements with them and applicable laws. However, although we attempt to properly train and support all our franchisees, they are independent third parties whom we do not control. The franchisees own, operate, and oversee the daily operations of their offices, and their core office employees are not our employees. While we have the ability to enforce our franchise agreements, many of our franchisees’ actions are outside of our control. Although we have developed criteria to evaluate and screen prospective franchisees, we cannot be certain that our franchisees will have the business acumen or financial resources necessary to operate successful franchises at their approved offices, and state franchise laws may limit our ability to terminate or not renew these franchise agreements. Moreover, despite our training, support, and monitoring, franchisees may not successfully operate offices in a manner consistent with our standards and requirements or may not hire and adequately train qualified office personnel. The failure of our franchisees to operate their franchises in accordance with our standards or applicable law, actions taken by their employees or a negative publicity event at one of our franchisees’ offices or involving one of our franchisees could have a material adverse effect on our reputation, our brands, our ability to attract prospective franchisees, and our business, financial condition, or results of operations.

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

Opening new offices in existing markets and aggressive development could cannibalize existing sales and may negatively affect sales at existing offices and relationships with existing franchisees.

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

A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Mr. Jackson and immediate family members of Mr. Hermanns have ownership interests in certain of our franchisees, which we label the “Worlds Franchisees.” There were 23 Worlds Franchisees at December 31, 2021 that operated  60 of our 217 franchised offices. Mr. Hermanns’ three children and son-in-law own in the aggregate between 26.8% and 62.8% of each of the Worlds Franchisees. Mr. Jackson owns between 10.7% and 25.4% of each of the Worlds Franchisees.

Approximately one-third of our franchisees owned multiple offices. If any of our relatively large ownership groups were to experience financial difficulty, reduced sales volume, or close, we may experience a negative impact on our results of operations, liquidity, or financial condition.

Our results of operations may be significantly affected by the ability of certain franchisees and the purchaser of our California offices to repay their loans to us.

We occasionally lend money to our franchisees to facilitate a franchise conversion or expansion into a new market. While most of our franchisees have historically repaid their loans to us, for various reasons, a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. We extended purchase financing loans in 2019 in connection with the Command Center Merger and subsequent sales and conversions of company-owned offices to franchises. In addition, the purchaser of our California office assets (the "California Purchaser") financed the transaction by providing us a note for $1.8 million. As a result of the negative impacts of COVID-19, a small number of our franchisees and the California Purchaser had difficulty in repaying their debts to us. To that end, we placed a reserve of approximately $1.9 million on our notes receivable at December 31, 2021. The risk of non-payment is affected, among other things, by:

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

The ability of such parties to repay their loans usually depends upon their successful operation of their business and income stream. Loans we extend to finance the purchase of office assets typically are our largest and riskiest loans; however, given their historical role in driving growth in our overall size and revenue streams, we intend to continue those lending efforts. At December 31, 2021, our loans receivable from franchisees and from the California purchaser, net of an approximately $1.9 million reserve, constituted 5.4% of our total assets. If our franchisees or the California purchaser do not repay these loans, it may negatively impact our overall financial condition and results of operations.

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

Risks Related to Technology and Cybersecurity

The improper disclosure of, or access to, our confidential and proprietary information, or a failure to adequately protect this information, could materially harm our business.

Our business requires the collection, use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees, and clients. We will likely encounter cyberattacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with the ever-expanding regimes of privacy regulation. Failure to protect the integrity and security of the confidential information we possess could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.

Our information technology systems may need to be updated or replaced.

We regularly implement, modify, retire, and upgrade our systems and proprietary software. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially.

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

Our facilities, operations, and information technology systems may be vulnerable to damage and interruption.

Our primary computer systems, headquarters, support facilities, and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters, and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business, and require significant additional capital and management resources to resolve, causing material harm to our business.

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

We will likely fail the Ownership Test for the 2021 tax year. However, we do not expect to fail the Income Test in 2020 and 2021. Accordingly, we do not believe that we will be considered a personal holding company for these years. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income, dividends paid, and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.

As of March 15, 2022, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 62% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 28% of our outstanding common stock, a trust for the benefit of his family owns approximately 16% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

Our stock typically trades in low volumes daily which could lead to illiquidity, volatility, or depressed stock price.

Our stock is listed on Nasdaq, but typically trades in low daily volumes. Because of a history of low trading volume, our stock may be relatively illiquid and its price may be volatile. This may make it more difficult for our stockholders to resell shares when desired or at attractive prices. Some investors view low-volume stocks as unduly speculative and therefore not appropriate candidates for investment. Also, due to the low volume of shares traded on any trading day, persons buying or selling in relatively small quantities may easily influence prices of our stock.

Analysts covering our stock could negatively impact both the stock price and trading volume of our stock.

The trading market for our common stock will likely be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We currently have research coverage by two financial analysts. If one or both of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or both of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.

Our stock price has been and will likely continue to be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price, and we may be more vulnerable to securities class action litigation.

In 2021, our stock price, as reported by Nasdaq, has ranged from a low of $9.62 to a high of $24.39. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

We began paying quarterly dividends in the third quarter of 2020. At any time, our board of directors may instead revert to our prior practice of retaining any future earnings exclusively for future operations, expansion and debt repayment and cease paying cash dividends on our common stock. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant. As a result, if we cease paying dividends, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Our primary computer systems, headquarters, support facilities and operations are vulnerable to damage or interruption from power outages, computer and telecommunications failures, computer viruses, employee errors, security breaches, natural disasters and catastrophic events. Failure of our systems or damage to our facilities may cause significant interruption to our business and require significant additional capital and management resources to resolve, causing material harm to our business.

If we fail to establish and maintain adequate internal control over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements. Accordingly, we are required to assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. We are also required to disclose any change that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting on a quarterly basis.

If we fail to achieve and maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting. If we cannot provide reliable financial reports, our business could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face severe consequences, and our reputation could be harmed which in turn could affect the value of our securities.

Uncertainty about the continuing availability of LIBOR may adversely affect our business.

The interest rates under our line of credit with Truist are calculated by reference to LIBOR. The United Kingdom's Financial Conduct Authority, the authority that regulates LIBOR, announced in 2017 that it intends to stop compelling banks to submit rates required for the calculation of LIBOR after 2021. Subsequently, the cessation date for most LIBOR tenors was extended to June 30, 2023. In addition, other regulators have suggested reforming or replacing other benchmark rates. These may be replaced by the Secured Overnight Financing Rate or other benchmark rates over the next several years. The discontinuation, reform or replacement of LIBOR or any other benchmark rates may have an unpredictable impact on contractual mechanics in the credit markets or cause disruption to the broader financial markets. These changes, and related uncertainty as to the nature of such potential discontinuation, reform or replacement may create incremental uncertainty in obtaining financing or increase the cost of borrowing. If LIBOR ceases to exist, then the interest rate benchmark will be replaced as set forth in the loan agreement. It is not possible to predict the effect of these changes, other reforms, tax legislation impacts, or the establishment of alternative reference rates in the United Kingdom, the United States or elsewhere, and such changes may result in, among other things, increased volatility and illiquidity in markets for instruments that currently rely on LIBOR, increased borrowing costs, reductions in the value of certain instruments or the effectiveness of related transactions such as hedges, difficulty and costly processes to amend applicable contracts and instruments and difficulties, complications or delays in connection with future financing and hedging efforts.

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. We lease approximately 3,220 square feet of office space in our headquarters to an unaffiliated company. This lease is at the market rate.

We recently completed the construction of a 10,000 square foot building adjacent to our corporate headquarters and a supporting parking lot. This building serves as additional space for our corporate employees. We lease approximately 6,000 square feet of office space in the adjacent building to an unaffiliated company. This lease is at the market rate.

We have a term loan secured by a mortgage on our real property. The term loan is scheduled to mature in June 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. Our monthly payment consists of a fixed principle payment of approximately $17,500 plus interest.

We are unaware of any material liens or other encumbrances on our real property, other than as general collateral for our Revolving Credit and Term Loan Agreement with Truist.

Item 3. Legal Proceedings

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

The Company and its consolidated subsidiaries file tax returns in multiple jurisdictions and are subject to occasional audits and routine examinations. The federal government requires us to list any "Reportable Transactions", which include abusive transactions and transactions having a significant tax avoidance purpose. We do not have any Reportable Transactions, and have not been assessed or paid any tax penalties with respect to Reportable Transactions.

Item 4. Mine Safety Disclosure

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Market Information for our Common Stock

Our common stock is listed on the Nasdaq Capital Market under the symbol “HQI.”

Holders of Our Common Stock

As of March 14, 2022, we had approximately 140 holders of record of our common stock.

Dividends

Beginning in the third quarter of 2020, we declared a quarterly dividend of $0.05 per common share. In the second quarter of 2021, we increased the amount of our quarterly dividend to $0.06 per common share. We have paid a dividend each quarter since the third quarter of 2020, and we intend to continue to pay this dividend on a quarterly basis. However, the declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant.

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Company located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock. We did not purchase any shares under this plan in 2021. We purchased 23,638 shares under this plan in 2020 at an average price of $6.20 per share. This plan expired pursuant to its own terms on July 29, 2021.

Item 6. Reserved

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

This section of this Annual Report on Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which we filed with the SEC on March 25, 2021.

Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of the non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of the key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

Overview

We are a leading nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar industries. Through our franchisees, we provided various types of temporary personnel in 2021 via two primary business models operating under the trade names “HireQuest Direct”, “HireQuest," "LINK," and “Snelling”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, LINK, and Snelling specialize primarily in skilled and semi-skilled industrial personnel as well as clerical and administrative personnel. As of December 31, 2021 we had 216 franchisee-owned offices and 1 company owned office in 36 states and the District of Columbia. We provide employment for an estimated 73,000 temporary employees annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The COVID-19 pandemic materially adversely impacted our business in 2020 and, to a much lesser extent, in 2021. Comparisons between 2021 and 2020 should be viewed through a COVID-19 lens with the understanding that 2020 was a year in which our revenues and expenses were significantly lower than they otherwise would have been. A full economic recovery has been slow to occur, and it is uncertain if businesses will remain fully open, or another broad shutdown will occur due to a variant or new strain. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain. Also affecting comparisons between 2021 and 2020 were the 2021 Acquisitions.

We finished 2021 with a strong balance sheet. Our assets exceeded liabilities by approximately $47 million. Throughout 2021, we improved our liquidity position, even with significant organizational changes brought on by the March 2021 Acquisitions. Current assets increased from $39.0 million on December 31, 2020 to $42.0 million on December 31, 2021.

On a year-over-year basis, we saw a 68.1% increase in our system-wide-sales from $210.9 million in 2020 to $354.5 million in 2021. This improvement was across the board, as we saw increased sales from existing offices, increased sales from new offices, and sales added through the 2021 Acquisitions.

We recorded record profits in 2021. Largely driven by the increase in system-wide-sales and resulting royalty revenue, we were also able to maintain our cost structure and not add selling, general, and administrative expense ("SG&A") in the same proportion as revenue. Even with these results, we believe the sweeping and persistent nature of the COVID-19 pandemic still depressed system-wide sales, resulting revenue, and net income during the year, and may continue to do so.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2021 and December 31, 2020 (in thousands, except percentages):

	Year ended
	December 31, 2021		December 31, 2020
Franchise royalties	$21,317	94.4%	$12,793	92.6%
Staffing revenue, owned locations	231	1.0%	-	—%
Service revenue	1,212	5.4%	1,016	7.4%
Total revenue	22,760	100.8%	13,809	100.0%
Cost of staffing revenue, owned locations	(171)	(0.8)%	-	—%
Gross profit	22,589	100.0%	13,809	100.0%
Selling, general and administrative expenses	13,364	59.2%	8,700	63.0%
Depreciation and amortization	1,563	6.9%	129	0.9%
Income from operations	7,662	33.9%	4,979	36.1%
Other miscellaneous income	4,571	20.2%	1,171	8.5%
Interest income	412	1.8%	-	—%
Interest and other financing expense	(157)	(0.7)%	(50)	(0.4)%
Net income before income taxes	12,488	55.3%	6,100	44.2%
Provision for income taxes	638	2.8%	741	5.4%
Net income	$11,850	52.5%	$5,359	38.8%
Non-GAAP data
Adjusted EBITDA	$14,744	65.3%	$9,553	69.2%
1.	See the definition and reconciliation of Adjusted EBITDA within the immediately following section titled “Use of Non-GAAP Financial Measures: Adjusted EBITDA.”

Use of Non-GAAP Financial Measures:  Adjusted EBITDA

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

	Year ended
	December 31, 2021	December 31, 2020
Net income	$11,849,934	$5,359,414
Interest expense	157,234	49,664
Provision for income taxes	638,064	741,038
Depreciation and amortization	1,563,088	129,182
WOTC related costs	594,931	448,033
EBITDA	14,803,251	6,727,331
Non-cash compensation	2,326,772	1,226,890
Non-recurring acquisition related charges, net	(2,693,094)	-
Non-recurring charge to notes receivable	307,440	1,598,673
Adjusted EBITDA	$14,744,370	$9,552,894

Total Revenue

Our total revenue consists of franchise royalties, service revenue and staffing revenue with respect to our owned locations. For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.

Total revenue for the year ended December 31, 2021 was approximately $22.8 million compared to $13.8 million for the year ended December 31, 2020, an increase of 64.8%. This increase is consistent with the 68.1% increase in underlying system-wide-sales. Revenue includes sales at company-owned offices. Once a company-owned office is sold, disposed off, or otherwise classified as available-for-sale, it would not be reflected in gross profit and instead reported as “Income from discontinued operations, net of tax.”

Franchise Royalties

We charge our franchisees a royalty fee on the basis of one of two models. Under the HireQuest Direct model, the royalty fee charged ranges from 6% of gross billings to 8% of gross billings. Royalty fees are charged at 8% for the first $1,000,000 of billing with the royalty fee dropping 0.5% for every $1,000,000 of billing thereafter until the royalty fee is 6% once gross billings reach $4,000,000 annually. The smaller royalty fee is charged only on the incremental dollars resulting in an effective royalty fee at a blended rate of between 6% and 8%. We grant our franchisees credits for low margin business. For the HireQuest, Snelling, LINK, and DriverQuest model, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory.

Franchise royalties for the year ended December 31, 2021 were approximately $21.3 million compared to $12.8 million for the year ended December 31, 2020, an increase of 66.6%, also in line with the increase in system-wide-sales. The blended effective royalty rate for both 2021 and 2020 was 6.0%. The $8.5 million increase in total revenue was primarily attributable to the following factors:  (a) a $3.8 million increase in revenue from existing offices, and (b) a $4.7 million increase in revenue from offices added through the 2021 Acquisitions. The $3.8 million increase in revenue from existing offices is primarily due to an increase in number of hours worked over the prior year, which was diminished due to the COVID-19 pandemic.

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge.

Service revenue for the year ended December 31, 2021 was approximately $1.2 million compared to $1.0 million for the year ended December 31, 2020, an increase of 19.3%. This increase follows the overall increase in accounts receivable, although relatively few age over 42 days and result in service revenue for us. In addition, for the year ended December 31, 2021, more franchisees elected to charge back accounts early in order to avoid the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. The Company does not strive to increase interest on aged accounts receivable.

Selling, General, and Administrative Expenses (“SG&A”)

SG&A for the year ended December 31, 2021 was approximately $13.4 million compared to $8.7 million for the year ended December 31, 2020, an increase of 53.6%. This increase in 2021 is primarily due to expenses related to the March 2021 Acquisitions. These transaction related costs were approximately $1.8 million, and consist of professional fees, severance payments, reorganizational and rebranding expenses, and other non-recurring expenses. Also contributing to the increase was additional stock-based compensation to employees and directors of approximately $400,000. Performance bonuses tied to the Company’s growth and other key factors was approximately $1.7 million higher in 2021 than it was in 2020.

During 2020, some of our note holders experienced significant economic hardships due to the impacts of COVID-19. As a result, we recognized approximately $1.6 million in allowance for losses on notes receivable in 2020, and another $0.3 million in 2021.

The remainder of the increase primarily relates to variable SG&A costs that increased as a result of the increase in daily transactions and the cost of providing back-office support to our franchisees. Overall, SG&A represented 3.8% of system-wide-sales in 2021 versus 4.1% of system-wide sales in 2020 (3.6% without the allowance for loan losses).  Generally, we have been able to leverage much of the increase in revenue using existing resources.

Depreciation and amortization

Depreciation and amortization for the year ended December 31, 2021 was approximately $1.6 million compared to $130,000 for the year ended December 31, 2020. The increase of almost $1.5 million was due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in the 2021 Acquisitions. Of the $9.0 million in other intangibles, $2.2  million is indefinite lived and is not amortized. Future years will continue to have a full year of amortization until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense

Other miscellaneous income includes all nonoperating income and expense other than interest and taxes. For the year ended December 31, 2021 other miscellaneous income was approximately $4.6 million, compared to $460,000 for the year ended December 31, 2020. The 2021 period includes a bargain purchase gain of approximately $5.6 million, which is recorded net of deferred taxes. This gain was offset by losses on the transfer of unwanted assets acquired in the Link transaction to the California Purchaser of approximately $1.9 million. The remaining items of other miscellaneous income consist of small gains and losses resulting from the conversion of Snelling owned stores to franchises, and gross rents from leasing excess space at our corporate headquarters to third parties.

Interest income for the year ended December 31, 2021 was approximately $400,000 compared to $700,000 for the year ended December 31, 2020. Interest income represents interest related to the financing of franchised locations , and one note to the California Purchaser. The decrease is consistent with a decrease in principal related to the financing of franchised locations from approximately $8.0 million at December 31, 2020 to $4.4 million at December 31, 2021. During 2021, we sold approximately $5.3 million of notes receivable for no gain or loss in order to mitigate credit risk and potential future losses. In addition, in 2020 we impaired the note to the California Purchaser and stopped accruing interest.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased approximately $107,000 to $157,000 at December 31, 2021 from December 31, 2020, when it was $50,000. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs.

Provision for income tax

Income tax expense was approximately $638,000 in 2021 and $741,000 in 2020. The effective tax rates for 2021 and 2020 were 5.1% and 12.1% respectively. The effective tax rate is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other factors reducing our effective rate in 2021 include the non-taxable bargain purchase gain recognized in 2021, and windfall tax deductions related to stock-based compensation. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. We do not expect that benefit to reoccur, but generally expect that our effective tax rate will be significantly lower than statutory rates due to ongoing Work Opportunity Tax Credits and stock-based compensation,

Income from discontinued operations, net of tax

There were no discontinued operations in 2021 or 2020, however, company-owned offices could be disposed of by sale, disposed of other than by sale or classified as held for sale and would in such case be reported separately as discontinued operations. In addition, a newly acquired business that on acquisition meets the held-for-sale criteria will be reported as discontinued operations.

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, service revenue and staffing revenue from owned locations. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices.

At December 31, 2021, our current assets exceeded our current liabilities by approximately $20.5 million. Our current assets included approximately $1.3 million of cash and $38.2 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities include approximately $4.6 million due to our franchisees, $4.6 million of accrued wages, benefits and payroll taxes, and $4.5 million related to our workers’ compensation claims liability. As of December 31, 2021, the outstanding balance under our line of credit with Truist was $171,286, with approximately $19 million available for borrowing under the line as of such date, assuming compliance with necessary conditions.

Our working capital requirements are driven largely by temporary employee payroll, which is typically daily or weekly, and weekly cash settlements with our franchises. Since collections from accounts receivable lag employee pay our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection. As the economy recovers, our cash balance generally decreases and accounts receivable increase.

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends, and other liquidity requirements associated with our continuing operations for the next 12 months. We also believe that future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends, and other liquidity requirements associated with our continuing operations beyond the next 12 months. Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms.

Cash Flows

Operating Activities

During 2021, net cash generated by operating activities was approximately $17.4 million. Operating activity for the year included net income of approximately $11.9 million and a decrease in balance sheet assets combined with an increase in balance sheet liabilities totaling approximately $8.8 million. We also had significant non-cash expenses in 2021, including approximately $1.6 million in stock-based compensation and $1.6 million in depreciation and amortization. These provisions of cash were partially offset by a decrease in deferred taxes of approximately $2.4 million, and the bargain purchase gain of $5.6 million. During 2020, net cash generated by operating activities was approximately $10.9 million. Operating activity for the year included net income of approximately $5.4 million and a decrease in accounts receivable of approximately $6.9 million. We also had non-cash expenses in 2020, including approximately $1.2 in stock-based compensation and an increase in our allowance for losses on notes receivable of approximately $1.6 million. These provisions of cash were partially offset by a decrease in deferred taxes of approximately $1.8 million, and a decrease in our risk management incentive program liability of approximately $953,000.

Investing Activities

During 2021, net cash used by investing activities was approximately $29.4 million and included cash paid for acquisitions of $33.8 million. These were partially offset by a net change on the principal balance of notes receivable of approximately $5.1 million, and proceeds from the conversion of Snelling company-owned offices into franchises of $1.0 million. This provision was offset by the purchase of property and equipment of approximately $1.4 million, most of which was related to the construction of a new building at our corporate headquarters. During 2020, net cash provided by investing activities was approximately $36,000 and included proceeds from payments on notes receivable of approximately $2.0 million. This provision was offset by the purchase of property and equipment of approximately $1.4 million, most of which was related to the construction of a new building at our corporate headquarters.

Financing Activities

During 2021, net cash used by financing activities was approximately $347,000 which was primarily due to the payment of dividends of approximately $3.1 million offset by transactions on our line of credit and term loan amounting to $2.8 million, net. During 2020, net cash used by financing activities was approximately $1.4 million which was primarily due to the payment of dividends of approximately $1.4 million and the purchase of treasury stock of approximately $146,000.

Capital Resources

Revolving Credit and Term Loan Agreement with Truist

On June 29, 2021 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit and Term Loan Agreement with Truist Bank, as Administrative Agent, and the lenders from time to time made a party thereto (the "Credit Agreement"), pursuant to which the lenders extended the Borrowers (i) a $60 million revolving line of credit with a $20 million sublimit for letters of credit (the "Line of Credit") and (ii) a $3,153,500 term loan (the "Term Loan"). Truist Bank may also make Swingline Loans available in its discretion. The Credit Agreement replaced the Company's prior $30 million credit facility with BB&T, now Truist. The Credit Agreement provides for a borrowing base on the Line of Credit that is derived from the Borrowers' accounts receivable subject to certain reserves and other limitations. Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the LIBOR Index Rate plus a margin between 1.25% and 1.75% per annum or (b) the then applicable Base Rate, as that term is defined in the Credit Agreement plus a margin between 0.25% and 0.75% per annum. In each case, the applicable margin is determined by the Company's Average Excess Availability on the Line of Credit, as defined in the Credit Agreement. Interest will accrue on the Term Loan at a variable rate equal to (a) the LIBOR Index Rate plus 2.0% per annum or (b) the then applicable Base Rate plus 1.0% per annum. In addition to interest on outstanding principal under the Credit Agreement, the Borrowers will pay a commitment fee on the unused portion of the Line of Credit in an amount equal to 0.25% per annum. All loans made pursuant to the Line of Credit mature on June 29, 2026. The Term Loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the Term Loan and will be payable in monthly installments with the remaining principal balance due and payable in full on the earlier of the date of termination of the commitments on the Line of Credit and June 29, 2036.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative, and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restricting certain payments including dividends unless certain conditions are met, transactions with affiliates, investments, engaging in business other than the current business of the Borrowers and business reasonably related thereto, sale/leaseback transactions, speculative hedging, and sale of assets. The Credit Agreement and other loan documents also contain customary events of default including, without limitation, payment default, material breaches of representations and warranties, breach of covenants, cross-default on material indebtedness, certain bankruptcies, certain ERISA violations, material judgments, change in control, termination or invalidity of any guaranty or security documents, and defaults under other loan documents. The Credit Agreement also requires the Borrowers, on a consolidated basis, to comply with a fixed charge coverage ratio of at least 1.25:1.00 and a leverage ratio of not more than 3.0:1.0. The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Borrowers as collateral including, without limitation, their accounts and notes receivable, stock of the Company's subsidiaries, and intellectual property and the real estate owned by HQ Real Property Corporation.

The Company utilized the proceeds of the Term Loan (i) first to pay off its existing credit facility with BB&T, now Truist, and (ii) second, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Line of Credit and the remainder of the Term Loan for working capital, acquisitions, required letters of credit, and general corporate purposes in accordance with the terms of the Credit Agreement.

At December 31, 2021, availability under the line of credit was approximately $19.2 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances. On March 1, 2022, our workers' compensation provider agreed to reduce the required collateral deposit from $14.3 million to $10.7 million. The collateral is currently accomplished by delivering letters of credit under the Credit Agreement. The reduction directly increases our availability under the letter of credit.

Key Performance Indicator: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” For any period prior to their conversion to franchises, we refer to sales at company-owned and operated offices as “company-owned sales.” In turn, we refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. System-wide sales is a key performance indicator, although we do not record system-wide sales as revenue. Management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record much of our franchise royalty revenue, are directly related to all other royalty revenue and service revenue and are indicative of the financial health of our franchisee base. Management uses system-wide sales to benchmark current operating levels to historic operating levels. System-wide sales should not be considered as an alternative to revenue.

During 2021, nearly all of our offices were franchised with the only exception being DPS locations acquired in the fourth quarter. During 2020, all of our offices were franchised. The following table reflects our system-wide sales broken into its components for the periods indicated:

	December 31,	December 31,
	2021	2020
Franchise sales	$354,265,352	$212,750,963
Company-owned sales	230,668	-
System-wide sales	$354,496,020	$212,750,963

System-wide sales were $354.5 million in 2021, an increase of 68.1%, from $210.9 million in 2020. The increase in system-wide sales is related to acquisitions completed in 2021 along with organic growth related to the rebound from the economic downturn experienced in 2020 due to COVID-19. System-wide sales attributable to acquisitions in 2021 were approximately $89 million. Organic growth from offices that were not acquired was approximately $55 million. Organic growth stems from additional revenues to existing customers, expansion to new customers, including national accounts, and expansion into new staffing verticals such as medical or commercial trucking.

Number of Offices

We examine the number of offices we open and close every year. The number of offices is directly tied to the amount of royalty and service revenue we earn. In 2021, we added 78 offices on a net basis by opening or acquiring 79 and closing 1. In 2020, we closed 8 offices on a net basis by opening 5 and closing 13 offices. The majority of the closures in 2020 were related to the economic shutdown due to COVID-19.

The following table accounts for the number of offices opened and closed in 2021 and 2020.

Franchised offices, December 31, 2019	147
Opened in 2020	5
Closed in 2020	(13)
Franchised offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Franchised offices, December 31, 2021	217

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

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Note 1, “Overview and Summary of Significant Accounting Policies”, to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements and recently issued accounting guidance.

A critical accounting estimate is an estimate that: (i) is made in accordance with generally accepted accounting principles, (ii) involves a significant level of estimation uncertainty and (iii) has had or is reasonably likely to have a material impact on the Company’s financial condition or results of operations.

On an ongoing basis we evaluate our estimates, including, but not limited to, those related to our workers’ compensation claim liabilities, our Risk Management Incentive Program, our deferred taxes, our notes receivable allowance for losses, and estimated fair value of assets and liabilities acquired. Management bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following accounting estimates are the most critical to aid in fully understanding and evaluating our reported financial results, and they require management’s most difficult, subjective, or complex judgments, resulting from the need to make estimates about the effect of matters that are inherently uncertain.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, and Snelling and Link franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. The fees could be lower in certain situations, depending on the franchisee-specific operations. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal. With company owned locations, we control the conditions under which we provide services to customers. Accordingly, we present revenue from owned locations on a gross basis as principal. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations.

For franchised locations, we recognize revenue when we satisfy our performance obligations. Our performance obligations primarily take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all statutory payroll related obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. These incentives and credits are provided to encourage new office development and organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

For owned locations, we account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Revenue derived from owned locations is recognized at the time we satisfy our performance obligation. Our contracts have a single performance obligation, which is the transfer of services. Because our customers receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Revenue from owned locations is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities. Our customers are invoiced every week and we do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms with our customers, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Our estimated workers’ compensation claims liability was $8.2 million at December 31, 2021, versus $4.6 million at December 31, 2020. The increase was primarily due to growth in the number of temporary employees, particularly after the 2021 Acquisitions. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

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

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a specific note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.9 million and $1.6 million at December 31, 2021 and December 31, 2020, respectively.

Business Combinations

We account for business acquisitions under the acquisition method of accounting by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. We record the portion of the purchase price that exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, if any, as goodwill. Any gain on a bargain purchase is recognized immediately. We recognize identifiable assets acquired and liabilities assumed in a business combination regardless of whether they have been previously recognized by the acquiree prior to the acquisition. We expense acquisition related costs as we incur them. Any contingent consideration is measured at fair value at the date of acquisition. Contingent consideration is remeasured at fair value each reporting period with subsequent changes in the fair value of the contingent consideration recognized during the period.

Asset Acquisitions

When we purchase a group of assets in a transaction that is not accounted for as a business combination, usually because the group of assets does not meet the definition of a business, we account for the transaction using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Goodwill is not recognized. In an asset acquisition, direct transaction costs are treated as consideration transferred to acquire the group of assets and are capitalized as a component of the cost of the assets acquired.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to supply the information requested in this section.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of HireQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HireQuest, Inc. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2021; and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Workers’ Compensation Claims Liability — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, the Company utilizes third party actuarial estimates of future costs of the claims discounted by a present value interest rate to estimate the amount of the reserves. If the actual costs of the claims exceed the amount estimated, additional reserves may be required. The workers’ compensation claims liability balance as of December 31, 2021 was $8,249,152.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the evaluation of the reasonableness of the workers’ compensation claim liability included the following, among others:

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

●	We discussed the valuation model, data inputs, assumptions, calculations, and results directly with the third-party actuary.
●	We analytically considered balances in relation to prior years and activity that took place during the year.
●	We tested the completeness, integrity, and accuracy of the underlying data used by the third-party actuary as part of the actuarial valuation, including confirmation with third party data providers.

Acquisitions — Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Snelling Staffing for total consideration of $17.9 million on March 1, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $12.7 million and resulting bargain purchase gain of $5.6 million. Of the identified intangible assets acquired, the most significant is the franchise agreements. The Company estimated the fair value of the franchise agreements using the multi-period excess earnings method (income approach), which is a specific application of the discounted-cash-flow-method that required management to make significant estimates and assumptions related to forecasts of revenue growth projections, including growth rates over the estimated life of the franchise agreements, and selection of royalty rates, discount rates, and methodologies utilized in the valuation model.

We identified the valuation of the franchise agreements as a critical audit matter because of the significant estimates and assumptions management made to fair value this asset for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve fair value specialists, evaluation of the reasonableness of management’s forecasts of future revenue, as well as the selection of the royalty rates, discount rates and methodologies utilized in the valuation models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the valuation of franchise agreements included the following, among others:

●	We tested the Company’s process over the valuation of the franchise agreements, including management’s forecasts of revenue growth projections, the selection of the royalty rates, discount rates, and attrition rates as well as the methodologies utilized in the valuation models.
●	We evaluated the reasonableness of management’s forecast of revenue growth projections by comparing the projections to historical results.
●	With the assistance of fair value specialists, we evaluated the reasonableness of the revenue growth projections, royalty rates, discount rates, attrition rates and valuation methodologies by:
●

Testing the source information underlying the determination of revenue growth projections, specifically the long-term growth rate, royalty rates, and discount rates, and testing the mathematical accuracy of the calculations.

●

Reviewed the reconciliation of the internal rate of return, the weighted average return on assets and the weighted average cost of capital noting that the reconciliation fell within an acceptable range.

●	Reviewed the sensitivity analysis related to the discount rate and growth rate used for estimating the fair value.

/s/ Plante & Moran, PLLC

We have served as the Company’s auditor since 2017.

Boulder, Colorado

March 15, 2022

HireQuest, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$1,255,520	$13,667,434
Accounts receivable, net of allowance for doubtful accounts	38,239,036	21,344,499
Notes receivable	1,481,200	2,178,299
Prepaid expenses, deposits, and other assets	659,403	344,091
Prepaid workers' compensation	369,215	1,434,583
Total current assets	42,004,374	38,968,906
Property and equipment, net	4,454,145	3,193,379
Workers’ compensation claim payment deposit	947,650	623,452
Deferred tax asset	-	79,379
Franchise agreements, net	18,847,590	-
Intangible assets, net	8,077,948	342,697
Other assets	334,081	-
Notes receivable, net of current portion and reserve	2,685,779	5,887,229
Total assets	$77,351,567	$49,095,042
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,125,545	$457,490
Line of credit	171,286	-
Term loan payable	210,233	-
Other current liabilities	2,658,217	1,390,162
Accrued wages, benefits and payroll taxes	3,687,431	743,431
Due to franchisees	7,496,466	3,228,777
Risk management incentive program liability	1,631,639	858,482
Workers' compensation claims liability	4,490,652	2,777,734
Total current liabilities	21,471,469	9,456,076
Workers' compensation claims liability, net of current portion	3,758,500	1,806,334
Deferred tax liability	472,946	-
Term loan payable, net of current portion	2,855,670	-
Franchisee deposits	2,058,051	1,468,359
Total liabilities	30,616,636	12,730,769
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,745,096 and 13,628,675 shares issued, respectively	13,745	13,629
Additional paid-in capital	30,472,597	28,811,389
Treasury stock, at cost - 40,423 shares and 33,092 shares, respectively	(146,465)	(146,465)
Retained earnings	16,395,054	7,685,720
Total stockholders' equity	46,734,931	36,364,273
Total liabilities and stockholders' equity	$77,351,567	$49,095,042

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

	Year ended
	December 31,	December 31,
	2021	2020
Franchise royalties	$21,317,045	$12,792,793
Staffing revenue, owned locations	230,668	-
Service revenue	1,212,080	1,016,332
Total revenue	22,759,793	13,809,125
Cost of staffing revenue, owned locations	(170,548)	-
Gross profit	22,589,245	13,809,125
Selling, general and administrative expenses	13,363,957	8,700,446
Depreciation and amortization	1,563,088	129,182
Income from operations	7,662,200	4,979,497
Other miscellaneous income	4,570,575	458,973
Interest income	412,457	711,646
Interest and other financing expense	(157,234)	(49,664)
Net income before income taxes	12,487,998	6,100,452
Provision for income taxes	638,064	741,038
Net income	$11,849,934	$5,359,414

Earnings per share
Basic	$0.88	$0.40
Diluted	$0.87	$0.39

Weighted average shares outstanding
Basic	13,493,715	13,542,403
Diluted	13,605,667	13,654,128

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury Stock	Additional paid-in	Retained	Total stockholders'
	Shares	Par value	Amount	capital	earnings	equity
Balance at December 31, 2019	13,518,036	$13,518	$-	$27,584,610	$3,683,954	$31,282,082
Stock-based compensation	-	-	-	1,226,890	-	1,226,890
Cash dividends	-	-	-	-	(1,357,648)	(1,357,648)
Restricted common stock granted for services	110,639	111	-	(111)	-	-
Purchase of treasury stock	-	-	(146,465)	-	-	(146,465)
Net income	-	-	-	-	5,359,414	5,359,414
Balance at December 31, 2020	13,628,675	13,629	(146,465)	28,811,389	7,685,720	36,364,273
Stock-based compensation	-	-	-	1,627,718	-	1,627,718
Cash dividends	-	-	-	-	(3,140,600)	(3,140,600)
Restricted common stock granted for services	112,255	112	-	-	-	112
Common stock issued for the exercise of options	4,166	4	-	33,490	-	33,494
Net income	-	-	-	-	11,849,934	11,849,934
Balance at December 31, 2021	13,745,096	$13,745	$(146,465)	$30,472,597	$16,395,054	$46,734,931

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Cash Flow

	Twelve months ended
	December 31,	December 31,
	2021	2020
Cash flows from operating activities
Net income	$11,849,934	$5,359,414
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,563,088	129,182
Non-cash interest	47,725	-
Allowance for losses on notes receivable	307,440	1,598,673
Stock based compensation	1,627,829	1,226,890
Deferred taxes	(2,366,549)	(1,767,825)
Loss on disposition of intangible assets	1,222,546	-
Bargain purchase gain	(5,621,484)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,476,972)	6,856,780
Prepaid expenses, deposits, and other assets	(119,283)	(155,531)
Prepaid workers' compensation	1,065,368	(611,645)
Accounts payable	348,799	203,645
Risk management incentive program liability	773,157	(953,435)
Other current liabilities	(206,236)	(571,082)
Accrued benefits and payroll taxes	844,000	(370,473)
Due to franchisees	3,872,240	(381,819)
Workers’ compensation claim payment deposit	6,875,802	(623,452)
Workers' compensation claims liability	(1,225,846)	739,566
Net cash provided by operating activities - continuing operations	17,381,558	10,678,888
Net cash used in operating activities - discontinued operations	-	201,440
Net cash provided by operating activities	17,381,558	10,880,328
Cash flows from investing activities
Purchase of acquisitions	(33,736,734)	-
Purchase of property and equipment	(1,401,597)	(1,421,875)
Proceeds from the sale of purchased locations	997,367	-
Proceeds from the sale of notes receivable	5,261,111	-
Proceeds from payments on notes receivable	669,435	2,075,590
Cash issued for notes receivable	(855,664)	(330,082)
Investment in intangible assets	(573,606)	(342,697)
Net change in franchisee deposits	193,389	55,435
Net cash (used in) provided by investing activities	(29,446,299)	36,371
Cash flows from financing activities
Proceeds from term loan payable	3,153,500	-
Payment on term loan payable	(87,595)	-
Payments related to debt issuance	(477,258)	-
Proceeds from the exercise of stock options	33,494	-
Net proceeds from revolving line of credit	171,286	-
Proceeds from affiliates	-	67,398
Purchase of treasury stock	-	(146,465)
Payment of dividends	(3,140,600)	(1,357,648)
Net cash used in financing activities	(347,173)	(1,436,715)
Net (decrease) increase in cash	(12,411,914)	9,479,984
Cash, beginning of period	13,667,434	4,187,450
Cash, end of period	$1,255,520	$13,667,434
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	1,247,040	-
Supplemental disclosure of cash flow information
Interest paid	109,509	49,664
Income taxes paid	890,719	2,815,745

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” “HireQuest,” “Snelling,” “LINK Staffing,” “DriverQuest,” and “HireQuest Health.” HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and Link specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in commercial drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. HQI is the product of a merger between Command Center, Inc. (“Command Center”), and Hire Quest Holdings, LLC, (“Hire Quest Holdings”). We refer to Hire Quest Holdings collectively with its wholly-owned subsidiary, Hire Quest, LLC, as “Legacy HQ.”

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.9 million. On March 22, 2021, we completed our asset acquisition of LINK Staffing and affiliates (“Link”) in which we acquired all of the franchise relationships and certain other assets of Link for a purchase price of approximately $11.1 million. On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”). We purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, subject to customary representations and warranties. On December 6, 2021 we completed the acquisition of the Dental Power Staffing division (“DPS”) from Dental Power International, Inc. (“Dental Power”) for $1.9 million. For additional information related to these transactions, see Note 2 - Acquisitions.

As of December 31, 2021 we had 217 franchisee-owned offices in 36 states and the District of Columbia. We are the employer of record to approximately 73,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail. We provide staffing, marketing, working capital funding, software, and administrative services to our franchisees.

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

Cost of Staffing Revenue

Cost of staffing revenue at owned locations consists of temporary employee wages, the related payroll taxes, workers’ compensation expenses, and other direct costs of services

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation Risk Management Incentive Program, our deferred taxes, our allowance for losses on notes receivable, and estimated fair value of assets and liabilities acquired.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, and Snelling and Link franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal. With company owned locations, we control the conditions under which we provide services to customers. Accordingly, we present revenue from owned locations on a gross basis as principal. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location.

For franchised locations, we recognize revenue when we satisfy our performance obligations. Our performance obligations primarily take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all statutory payroll related obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. These incentives and credits are provided to encourage new office development and organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

For owned locations, we account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Revenue derived from owned locations is recognized at the time we satisfy our performance obligation. Our contracts have a single performance obligation, which is the transfer of services. Because our customers receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Revenue from owned locations is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities. Our customers are invoiced every week and we do not require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms with our customers, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

We currently operate under a single segment. Below are summaries of our revenue disaggregated by brand:

	Year ended
	December 31,	December 31,
	2021	2020
HireQuest Direct	$14,553,805	$12,063,963
HireQuest and Snelling	6,763,240	728,830
HireQuest Health	230,668	-
Total	$21,547,713	$12,792,793

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

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a specific note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.9 million and $1.6 million at December 31, 2021 and December 31, 2020, respectively.

Stock-Based Compensation

Periodically, we issue restricted common shares to our officers, directors, or employees. Command Center previously issued options to purchase common shares and several of those remain in effect. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight-line basis. The fair value of stock awards is based on the quoted price of our common stock on the grant date. The fair value of option awards is determined using the Black-Scholes valuation model.

Debt Issuance Costs

Debt issuance costs associated with our revolving lines of credit are capitalized and presented as prepaid expenses, deposits, and other assets. Because debt issuance costs are related to a line of credit, they are presented as an asset, rather than a decrease to debt. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. Capitalized debt issuance costs were approximately $430,000 and $-0- at December 31, 2021 and December 31, 2020, respectively.

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2021 or 2020.

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 7 to 15 years. Our finite-lived intangible assets include acquired franchise agreements, acquired customer lists, and purchased software. Our indefinite-lived intangible assets include an acquired domain name. For additional information related to significant additions to intangible assets, see Note 2 - Acquisitions.

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

Provision for Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which we expect to recover or settle those deferred amounts. We record valuation allowances for deferred tax assets that more likely than not will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

We analyze our filing positions in all jurisdictions where we are required to file returns and identify any positions that would require a liability for unrecognized income tax positions to be recognized. If we are assessed penalties and/or interest, penalties will be charged to selling, general, and administrative expense and interest will be charged to interest expense.

The federal Work Opportunity Tax Credit (“WOTC”) is a source of fluctuation in our effective income tax rate. The WOTC is designed to encourage the hiring of workers from certain disadvantaged targeted categories and is generally calculated as a percentage of wages over a twelve-month period up to worker maximum by targeted category. We estimate the amount of WOTC we expect to receive based on wages certified in the current period and exclude all credits pending certification. WOTC is authorized until December 31, 2025.

Business Combinations

We account for business acquisitions under the acquisition method of accounting by recognizing identifiable tangible and intangible assets acquired, liabilities assumed, and non-controlling interests in the acquired business at their fair values. We record the portion of the purchase price that exceeds the fair value of the identifiable tangible and intangible assets acquired and liabilities assumed, if any, as goodwill. Any gain on a bargain purchase is recognized immediately. We recognize identifiable assets acquired and liabilities assumed in a business combination regardless of whether they have been previously recognized by the acquiree prior to the acquisition. We expense acquisition related costs as we incur them. Our acquisitions may include contingent consideration. Any contingent consideration is measured at fair value at the date of acquisition. Contingent consideration is remeasured at fair value each reporting period with subsequent changes in the fair value of the contingent consideration recognized during the period.

Asset Acquisitions

When we purchase a group of assets in a transaction that is not accounted for as a business combination, usually because the group of assets does not meet the definition of a business, we account for the transaction using a cost accumulation model, with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Goodwill is not recognized. In an asset acquisition, direct transaction costs are treated as consideration transferred to acquire the group of assets and are capitalized as a component of the cost of the assets acquired. Our acquisitions may include contingent consideration. Any contingent consideration is measured at fair value at the date of acquisition. Contingent consideration is remeasured at fair value each reporting period with subsequent changes in the fair value of the contingent consideration recognized during the period.

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at December 31, 2021 and December 31, 2020 totaled approximately 209,000 and 308,000, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows:

	Year ended
	December 31,	December 31,
	2021	2020
Weighted average number of common shares used in basic net income per common share	13,493,715	13,542,403
Dilutive effects of stock options and unvested restricted stock	111,952	111,725
Weighted average number of common shares used in diluted net income per common share	13,605,667	13,654,128

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services from customers of franchisees and of accounts receivable originating at company-owned locations. At December 31, 2021 and at December 31, 2020, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $26,000 and $77,000 at December 31, 2021 and December 31, 2020, respectively.

Advertising and Marketing Costs

We expense advertising and marketing costs as we incur them. These costs were $94,000 and $33,000 in 2021, and 2020, respectively. The expense in 2021 included rebranding expenses incurred in relation to acquisitions. These costs are included in general and administrative expenses.

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

The carrying amounts of cash, accounts receivable, accounts payable and all other current liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the net book value and balances are reviewed for impairment at least annually. The fair of the term loan payable and the line of credit approximate their carrying value. The fair value of impaired notes receivable are determined based on estimated future payments discounted back to present value using the notes effective interest rate.

		December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash	$1,255,520	$1,255,520	$-	$-
Notes receivable	4,027,385	-	4,027,385	-
Accounts receivable	38,239,036	-	38,239,036	-
Notes receivable - impaired	139,594	-	-	139,594
Total assets at fair value	$43,661,535	$1,255,520	$42,266,421	$139,594

Term loan payable	$3,065,903	$-	$3,065,903	$-
Line of credit	171,286	-	171,286	-
Total liabilities at fair value	$3,237,189	$-	$3,237,189	$-

		December 31, 2020
	Total	Level 1	Level 2	Level 3
Cash	$13,667,434	$13,667,434	$-	$-
Notes receivable	7,618,191	-	7,618,191	-
Accounts receivable	21,344,499	-	21,344,499	-
Notes receivable - impaired	447,034	-	-	447,034
Total assets at fair value	$43,077,158	$13,667,434	$28,962,690	$447,034

For additional information related to our impaired notes receivable, see Note 13 – Notes Receivable.

Discontinued Operations

Company-owned offices that have been disposed of by sale, disposed of other than by sale or are classified as held for Sale are reported separately as discontinued operations, In addition, a newly acquired business that on acquisition meets the held-for-sale criteria will be reported as discontinued operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise. The assets and liabilities of a discontinued operation held for sale are measured at the lower of the carrying value or fair value less cost to sell.

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $55,000 and $23,000 during the years ended  December 31, 2021 and December 31, 2020, respectively

Recently Issued Accounting Pronouncements

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

Note 2 – Acquisitions

Business Combinations

Snelling Staffing

On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Snelling is a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Where we assumed franchisor status in this transaction, locations converting to the HireQuest model have subsequently signed our HireQuest franchise agreement but will continue to operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. From the date of acquisition through December 31, 2021, adjustments to the fair value of assets received and liabilities assumed were adjusted in conjunction with the net working capital reconciliation. These adjustments included an increase in accounts receivable of approximately $1.1 million, a decrease in other current assets of approximately $9,000, an increase in current liabilities of approximately $77,000, an increase in other liabilities of approximately $217,000, and an increase in the bargain purchase gain of approximately $662,000.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Cash consideration	$17,850,627

Accounts receivable	13,417,565
Workers' compensation deposit	7,200,000
Franchise agreements	11,034,000
Customer lists	1,690,000
Other current assets	100,578
Workers' compensation claims liability	(4,890,930)
Accrued payroll	(2,100,000)
Current liabilities	(740,163)
Other liabilities	(2,238,939)
Bargain purchase	(5,621,484)
Purchase price allocation	$17,850,627

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

The following table presents unaudited pro forma information assuming the acquisition of Snelling had occurred on January 1, 2020. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Year ended
	December 31,	December 31,
	2021	2020
	(unaudited)	(unaudited)
Royalty revenue	$22,127,516	$15,626,612
Net income	8,697,596	6,789,168
Basic earnings per share	$0.65	$0.50
Basic weighted average shares outstanding	13,482,303	13,542,403
Diluted earnings per share	$0.64	$0.50
Diluted weighted average shares outstanding	13,621,938	13,654,128

These calculations reflect increased amortization expense, increased payroll expense, the elimination of gains associated with the transaction, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2020.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling located in Bakersfield, CA; Albany, NY; Arlington Heights, IL; Amherst, NY; Dallas, TX; Hayward, CA; Hoffman Estates, IL; Lathrop, CA; Ontario, CA; and Tracy, CA. Two of these locations were sold to franchisees. Four locations were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0% per annum, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, subject to certain conditions being satisfied (the "California Conditions"), (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, subject to the California Conditions, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There were no remaining company-owned locations at March 31, 2021. One of the California locations operates pursuant to a license agreement whereby the California Purchaser licenses the Snelling trademark and pays us a royalty of 9% of their gross margin. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $638,000 which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Asset Acquisitions

LINK Staffing

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date:

Cash consideration	$11,122,911

Franchise agreements	10,886,178
Notes receivable	236,733
Purchase price allocation	$11,122,911

We determined the Link transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the franchise agreements. Accordingly, no pro forma financial information is presented.

At closing, we assigned six of the franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These six franchisees operate pursuant to a Link trademark sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize the Link tradename. In conjunction with the transfer of assets acquired in this transaction, we recognized a loss of approximately $1.9 million which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Recruit Media

On October 1, 2021 we completed our acquisition of Recruit Media in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, subject to customary representations and warranties. Recruit Media is an IT company whose intellectual property will allow us to accelerate improvements to our platform.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date:

Cash consideration	3,283,196
Liabilities assumed	1,044,174
Transaction costs	22,630
Total consideration	$4,350,000

Purchased software	3,200,089
Domain name	2,226,149
Deferred tax liability	(1,076,238)
Purchase price allocation	$4,350,000

We determined the Recruit Media transaction was an asset acquisition for accounting purposes as it did not meet the definition of a business. Accordingly, no pro forma financial information is presented.

Dental Power

On December 6, 2021, we completed our acquisition of the Dental Power Staffing division (“DPS”) in accordance with the terms of the Asset Purchase Agreement dated November 2, 2021 (the "Dental Power Agreement") for $1.9 million. Dental Power is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina. DPS is a provider of temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. The addition of DPS brings additional resources and experience to HQI that will help expedite growth into a new staffing vertical.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date:

Cash consideration	1,480,000
Contingent consideration	382,029
Total consideration	$1,862,029

Customer lists	$1,862,029

The contingent consideration consists of estimated future payments based on the achievement of performance metrics over the following 3 years.

We determined the Dental Power transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the customer list. Accordingly, no pro forma financial information is presented.

Note 3 – Related Party Transactions

Prior to entering into any related party transaction, the Audit Committee reviews all relevant information available. The Audit Committee, in its sole discretion, will approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

Certain significant shareholders and directors of HQI also own portions of Jackson Insurance Agency; Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Mr. Jackson, a Director of HQI, and an immediate family member own Jackson Insurance. Mr. Jackson, our Chief Executive Officer Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

Bass purchased approximately $5.3 million of 6.0% notes receivable at book value in March 2021. For additional information related to this transaction, see Note 13 - Notes Receivable.

Jackson Insurance and Bass broker HQI's property, casualty, general liability, and cybersecurity insurance. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

Premiums, taxes, and fees invoiced by Jackson Insurance and Bass to HQI and Legacy HQ for these insurance policies during the years ended December 31, 2021 and December 31, 2020 were approximately $729,000 and $726,000, respectively. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI and Legacy HQ, but they do retain a commission of approximately 9% - 15% of premiums.

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

During the years ended December 31, 2021 and December 31, 2020, Insurance Technologies invoiced HQI approximately $217,000 and $188,000 for services provided pursuant to this agreement, respectively. We terminated this relationship in July 2021 when we added a full-time Chief Information Officer.

The Worlds Franchisees

Mr. Hermanns and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 23 Worlds Franchisees at December 31, 2021 that operated 60 of our 217 offices. There were 21 Worlds Franchisees that operated 49 of our 139 offices at December 31, 2020.

Balances regarding the Worlds Franchisees are summarized below:

	December 31,	December 31,
	2021	2020
Due to franchisee	$534,514	$435,072
Risk management incentive program liability	703,379	499,199

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31,	December 31,
	2021	2020
Franchisee royalties	$5,855,279	$4,897,445

Note 4 – Line of Credit

In June 2021, we entered into Revolving Credit and Term Loan Agreement (the “Agreement”) with Truist Bank (“Truist”) for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a separate $3.2 million term loan. The credit facilities are provided by a syndication of lenders with Truist acting as the administrative agent. At December 31, 2021, Trust is the only bank in the syndicate. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus (as defined in the Agreement) a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At December 31, 2021 the effective interest rate was approximately 1.35%. A non-use fee of 0.25% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At December 31, 2021 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At December 31, 2021, approximately $14.3 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500,000 was utilized by a letter of credit that secures our paycard funding account, leaving approximately $19.2 million available under the agreement for potential additional borrowings. Additionally, $100,000 is reserved for Bank Products. The Agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The term loan is scheduled to mature on  June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At December 31, 2021 the effective interest rate was approximately 2.10%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. Future maturities for the next five years are all equal to approximately $210,000 as the term loan calls for fixed principal payments, with approximately $2.0 million due thereafter. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility after the 2021 Acquisitions and to pay transaction related fees and expenses.

The loan agreement contains provisions for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

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

Under these high deductible programs, HQI is effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $14.3 million, which we accomplished by providing letters of credit under our agreement with Truist.

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

The following table reflects the changes in our workers' compensation claims liability:

	December 31,	December 31,
	2021	2020
Estimated future claims liabilities at the beginning of the period	$4,584,068	$3,844,501
Claims paid during the period	(5,026,668)	(3,779,286)
Additional future claims liabilities recorded during the period	8,691,752	4,518,853
Estimated future claims liabilities at the end of the period	$8,249,152	$4,584,068

Note 6 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of franchised offices:

Franchised offices, December 31, 2019	147
Opened in 2020	5
Closed in 2020	(13)
Franchised offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Franchised offices, December 31, 2021	217

At December 31, HQI had one company-owned office, which is the staffing division acquired in the Dental Power acquisition.

Note 7 – Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. We intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2021 and 2020:

Declaration date	Dividend	Total paid
September 1, 2020	$0.05	$677,869
December 1, 2020	0.05	679,779
March 1, 2021	0.05	680,247
June 1, 2021	0.06	816,604
September 1, 2021	0.06	821,628
December 1, 2021	0.06	822,120

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

Additionally, there were 16,785 restricted shares that did not meet the vesting criteria. These shares are also held in treasury.

Issuance of Common Stock

In October 2021, we issued 4,166 shares of stock pursuant to the exercise of common stock options with a strike price of $8.04 for a total purchase price of $33,495.

Note 8 – Stock Based Compensation

Employee Stock Incentive Plan

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25,000 in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During 2021, we issued 5,075 shares valued at approximately $77,000 under this program. During 2020, we issued approximately 20,000 shares valued at approximately $118,000 under this program.

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

In 2021, we issued 51,155 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.0 million to members of our Board of Directors for their services in lieu of cash compensation. Of these, 46,191 shares vested equally over the following three months. The remaining 4,964 shares were issued pursuant to our share purchase match program.

Also in 2021, we issued 60,000 shares of restricted common stock to key employees pursuant to the 2019 Plan valued at approximately $1.1 million for services, and to encourage retention. These shares vest over four years, with 50% vesting on their second anniversary, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2021, we issued 111 shares of restricted common stock to certain employees pursuant to our share purchase match program valued at approximately $1,100.

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

The following table summarizes our restricted stock outstanding at December 31, 2019, and changes during the years ended December 31, 2020 and December 31, 2021:

	Shares	Weighted average grant date price
Non-vested, December 31, 2019	255,771	$7.18
Granted	110,639	6.71
Forfeited	(9,454)	7.14
Vested	(89,449)	6.64
Non-vested, December 31, 2020	267,507	7.21
Granted	112,255	19.18
Forfeited	(7,331)	8.51
Vested	(176,326)	10.38
Non-vested, December 31, 2021	196,105	11.26

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 13,000 and 15,000 stock options vested at December 31, 2021 and December 31, 2020, respectively. There were no options issued in 2021 or 2020.

The following table summarizes our stock options outstanding at December 31, 2019, and changes during the years ended December 31, 2021 and December 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2019	29,165	$7.20	$3.76
Forfeited	(12,083)	8.76	4.34
Outstanding, December 31, 2020	17,082	6.10	3.36
Exercised	(4,166)	8.04	4.34
Outstanding, December 31, 2021	12,916	5.47	2.98

The following table summarizes our non-vested stock options outstanding at December 31, 2019, and changes during the years December 31, 2021 and December 31, 2020:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2019	5,417	$5.48	$3.01
Vested	(3,229)	5.47	2.98
Non-vested, December 31, 2020	2,188	5.50	3.05
Vested	(2,188)	5.50	3.05
Non-vested, December 31, 2021	-	-	-

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $20.16 on December 31, 2021:

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	12,916	$5.47	6.23	$189,765
Exercisable	12,916	5.47	6.23	189,765

At December 31, 2021, there was unrecognized stock-based compensation expense totaling approximately $1.3 million relating to non-vested restricted stock grants that will be recognized over the next four years.

Note 9 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation:

	December 31,	December 31,
	2021	2020
Land	$472,492	$472,492
Buildings and improvements	4,030,563	1,027,631
Furniture and fixtures	647,207	599,901
Construction in progress	-	1,648,640
Accumulated depreciation	(696,117)	(555,285)
Total property and equipment, net	$4,454,145	$3,193,379

We own our corporate headquarters in Goose Creek, SC. Construction in progress consists primarily of capitalized costs related to an addition to our headquarters. Excess capacity is leased to unrelated third parties. Gross rental income was approximately $109,000 and $95,000 during the years ended December 31, 2021 and December 31, 2020, respectively, and is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Depreciation expense related to property and equipment totaled approximately $141,000 and $129,000 during the years ended  December 31, 2021 and December 31, 2020, respectively.

Note 10 – Intangible Assets

The following table reflects our intangible assets:

		December 31, 2021			December 31, 2020
	Estimated useful life (in years)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15	$19,916,453	$(1,068,864)	$18,847,589	$-	$-	$-
Customer lists	10	2,088,800	(239,104)	1,849,696	-	-	-
Purchased software	7	3,200,089	(114,289)	3,085,800	-	-	-
Internally developed software	7	916,304	-	916,304	342,697	-	342,697
Total finite-lived intangible assets		$26,121,646	$(1,422,257)	$24,699,389	$342,697	$-	$342,697
Indefinite-lived intangible assets:
Domain name	Indefinite	$2,226,149	$-	$2,226,149	$-	$-	$-
Total intangible assets		$28,347,795	$(1,422,257)	$26,925,538	$342,697	$-	$342,697

The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2022:

2022	$1,974,305
2023	1,971,122
2024	1,971,122
2025	1,971,122
2026	1,971,122
Thereafter	14,840,596
Total future amortization	$24,699,389

Note 11 – Commitments and Contingencies

Franchise Acquisition Indebtedness

We financed the sale of several acquired offices to new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2021 and December 31, 2020 was approximately $2.9 million and $2.1 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2021.

Note 12 – Income Tax

The provision for income taxes is comprised of the following:

	December 31,	December 31,
	2021	2020
Current
Federal	$2,032,751	$1,812,710
State	971,936	696,154
Deferred
Federal	(2,045,199)	(1,246,828)
State	(321,424)	(520,998)
Provision for income taxes	$638,064	$741,038

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Workers' compensation claims liability	$1,517,396	$1,131,695
Depreciation/amortization	-	205,987
Bad debt reserve	6,385	18,984
Accrued vacation	43,854	33,956
Impairment of notes receivable	463,949	394,674
Stock based compensation	144,666	182,385
Accrued compensation	261,417	-
Net operating loss carryforward	228,289	-
Total deferred tax asset	2,665,956	1,967,681
Deferred tax liabilities
Depreciation/amortization	(2,208,041)	-
Cash to Accrual - 481 Adjustment	(930,861)	(1,888,302)
Total deferred tax liabilities	(3,138,902)	(1,888,302)
Total deferred taxes, net	$(472,946)	$79,379

At December 31, 2021, the Company has a federal net operating loss carry-forward of approximately $860,000 available to offset future federal taxable income. The federal net operating loss may be carried forward indefinitely, however, utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

Management estimates that our effective tax rates was approximately 5.1% for 2021. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

	December 31, 2021		December 31, 2020
Income tax expense based on statutory rate	$2,622,480	21.0%	$1,281,095	21.0%
Bargain purchase gain	(1,180,512)	(9.5)%	4,233	0.1%
Non-deductible executive compensation	203,597	1.6%	-	0.0%
Stock based compensation	(154,423)	(1.2)%	-	0.0%
State income taxes expense net of federal taxes	446,422	3.6%	138,375	2.3%
WOTC	(1,204,581)	(9.6)%	(712,891)	(11.7)%
Other	(94,919)	(0.8)%	30,226	(0.5)%
Total taxes on income	$638,064	5.1%	$741,038	11.2%

U.S. federal income tax returns after 2017 remain open to examination. Generally, state income tax returns after 2016 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021, and December 31, 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.

Note 13 – Notes Receivable

Some franchisees, as well as the purchaser of our previously owned California operations, have borrowed funds from us primarily to finance the initial purchase price of office assets. In March of 2021, we sold approximately $5.3 million of notes receivable to Bass, a related party. Virtually all of the notes sold to Bass originated from the sale of branch locations acquired in the Merger. These notes were sold without recourse at their current outstanding principal value. The proceeds from the sale of these notes were used to finance the Snelling and Link transaction. Notes outstanding net of allowance for losses were approximately $4.2 million and $8.1 million as of December 31, 2021 and December 31, 2020, respectively.

Notes receivable bear interest at a fixed rate between 6.0% and 10.0%. Notes are generally secured by the assets of each location and the ownership interests in the franchisee. Interest income on franchisee notes is reported in other miscellaneous income in our consolidated statements of operations and was approximately $412,000 and $712,000 in the years ended December 31, 2021 and December 31, 2020, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Notes Receivable from Franchisees

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.9 million and $1.6 million as of December 31, 2021 and December 31, 2020, respectively, for potentially uncollectible notes receivable.

The following table summarizes changes in our notes receivable balance to franchisees:

	December 31, 2021	December 31, 2020
Note receivable	$4,432,698	$8,023,807
Allowance for losses	(405,313)	(405,313)
Notes receivable, net	$4,027,385	$7,618,494

Notes Receivable from Non-Franchisees

During 2020, our non-franchisee note holder experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. We received and recognized interest income of approximately $125,000 and $174,000 during the years ended December 31, 2021 and December 31, 2020, respectively.

The following table summarizes changes in our notes receivable balance that have been deemed impaired:

	December 31, 2021	December 31, 2020
Note receivable	$1,640,393	$1,640,393
Allowance for losses	(1,500,799)	(1,193,359)
Notes receivable, net	$139,594	$447,034

Note 14 – Unaudited Quarterly Results of Operations

The following table displays our unaudited consolidated statement of operations for the fourth quarter ended December 31, 2021 and December 31, 2020:

	Three months ended
	December 31,	December 31,
	2021	2020
Franchise royalties	$6,067,378	$3,229,658
Staffing revenue, owned locations	230,668	-
Service revenue	471,053	175,817
Total revenue	6,769,099	3,405,475
Cost of staffing revenue, owned locations	(170,548)	-
Gross profit	6,598,551	3,405,475
Selling, general and administrative expenses	4,437,206	2,158,276
Depreciation and amortization	498,226	32,528
Income from operations	1,663,119	1,214,671
Other miscellaneous income	850,979	238,365
Interest income	127,480	161,014
Interest and other financing expense	(217,854)	(171,504)
Net income before income taxes	2,423,724	1,442,546
Provision for income taxes	229,836	86,446
Net income	$2,193,888	$1,356,100

Earnings per share
Basic	$0.16	$0.10
Diluted	$0.16	$0.10

Weighted average shares outstanding
Basic	13,513,960	13,589,006
Diluted	13,634,995	13,731,644

Note 15 - Subsequent Events

On January 10, 2022 we entered into a definitive agreement with Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $5.25 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into west Texas and grow our franchise base. The initial acquisition accounting of Temporary Alternatives has not been completed as the transaction was only relatively recently completed.

On January 19, 2022 we entered into a definitive agreement with The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”) to acquire their staffing operations for $2.4 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base. The initial acquisition accounting of Dubin has not been completed as the transaction was only relatively recently completed.

On January 25, 2022 we entered into a definitive agreement with Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.0 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base. The initial acquisition accounting of Northbound has not been completed as the transaction was only relatively recently completed.

On February 22, 2022, our Board declared a $0.06 per common share cash dividend to shareholders of record as of March 1, 2022, which will be paid on March 15, 2022.

On March 1, 2022, our workers’ compensation provider (ACE) agreed to reduce the required collateral deposit from $14.3 million to $10.7 million. The collateral is currently accomplished by delivering letters of credit under our agreement with Truist. The reduction increases our availability under the line of credit by an equal amount.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of December 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

Management's Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

Material Weakness

As previously reported beginning with our quarterly report on Form 10-Q for the quarter ended March 31, 2021, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions.

A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Notwithstanding the material weakness, which still existed as of December 31, 2021, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Based on our evaluation under the framework described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2021 in accordance with Item 308(a)(3) of Regulation S-K. The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

Management Plans to Remediate Material Weakness

On December 1, 2021 we hired David Burnett as CFO. We believe that the addition of Mr. Burnett materially strengthened our internal control over financial reporting. Management continues to take action to remediate the material weakness in internal control over financial reporting, including hiring additional staff in the accounting department and engaging third party professionals with the appropriate technical expertise.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have made significant progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's year ended December 31, 2021 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

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

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees billed to us by our principal accountant, Plante & Moran, PLLC (PCAOB ID No. 166) will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

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

3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019)
3.2	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019.
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).
10.1

Employment Agreement, dated as of July 15, 2021, among HQ LTS Corporation, HireQuest, Inc., and Cory Smith (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.2

Employment Agreement, dated as of September 1, 2021, among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 7, 2021).

10.3

Employment Agreement, dated as of December 1, 2021, among HQ LTS Corporation, HireQuest, Inc., and David Burnett (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2021).

10.4	Employment Agreement dated September 1, 2019, among HQ LTS Corporation, HireQuest, Inc., and Richard Hermanns (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.5

Revolving Credit and Term Loan Agreement, dated as of June 29, 2021, by and among Truist Bank and HireQuest, Inc., HireQuest, L.L.C., HQ LTS Corporation, HQ Snelling Corporation, HQ Link Corporation, HQ Real Property Corporation, HQ Insurance Corporation, DriverQuest 2, L.L.C., HireQuest Security, L.L.C., HQ Financial Corporation and HQ Franchising Corporation (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

10.6	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.7	Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).
10.8	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).
10.9	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.10	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 15, 2020).
10.11	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and David Burnett, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 15, 2022
Richard F. Hermanns	Date
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Richard Hermanns, David Burnett, and John McAnnar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard F. Hermanns	March 15, 2022
Richard F. Hermanns	Date
Director

/s/ David Burnett	March 15, 2022
David Burnett	Date
Chief Financial Officer and Principal Accounting Officer

/s/ Edward Jackson	March 15, 2022
Edward Jackson	Date
Director

/s/ R. Rimmy Malhotra	March 15, 2022
R. Rimmy Malhotra	Date
Director

/s/ Kathleen Shanahan	March 15, 2022
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 15, 2022
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 15, 2022
Jack A. Olmstead	Date