Form 10-Q
period 2022-03-31
HireQuest, Inc.
filed 2022-05-10
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of issuer's common stock outstanding at May 9, 2022: 13,786,555

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	March 31, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$1,826	$1,256
Accounts receivable, net of allowance for doubtful accounts	41,300	38,239
Notes receivable	1,642	1,481
Prepaid expenses, deposits, and other assets	1,101	659
Prepaid workers' compensation	1,160	369
Current assets held for sale - discontinued operations	138	-
Total current assets	47,167	42,004
Property and equipment, net	4,482	4,454
Workers’ compensation claim payment deposit	1,231	948
Franchise agreements, net	18,498	18,848
Other intangible assets, net	10,759	8,078
Other assets	357	334
Notes receivable, net of current portion and reserve	2,820	2,686
Total assets	$85,314	$77,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$958	$1,126
Line of credit	5,464	171
Term loans payable	740	210
Other current liabilities	4,068	2,658
Accrued payroll, benefits, and payroll taxes	2,789	3,687
Due to franchisees	8,208	7,496
Risk management incentive program liability	1,724	1,632
Workers' compensation claims liability	4,336	4,491
Total current liabilities	28,287	21,471
Term loan payable, net of current portion	3,773	2,856
Deferred tax liability	334	473
Workers' compensation claims liability, net of current portion	3,815	3,759
Franchisee deposits	2,110	2,058
Total liabilities	38,319	30,617
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,823 and 13,745 shares issued, respectively	14	14
Additional paid-in capital	30,951	30,472
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	16,176	16,395
Total stockholders' equity	46,995	46,735
Total liabilities and stockholders' equity	$85,314	$77,352

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Franchise royalties	$6,573	$3,259
Staffing revenue, owned locations	1,104	-
Service revenue	468	144
Total revenue	8,145	3,403
Cost of staffing revenue, owned locations	(762)	-
Gross profit	7,383	3,403
Selling, general and administrative expenses	2,838	3,842
Depreciation and amortization	566	333
Income (loss) from operations	3,979	(772)
Other miscellaneous income (expense)	(3,379)	3,781
Interest income	93	136
Interest and other financing expense	(48)	(5)
Net income before income taxes	645	3,140
Provision (benefit) for income taxes	87	(602)
Income from continuing operations	558	3,742
Income from discontinued operations, net of tax	45	-
Net income	$603	$3,742

Basic earnings per share
Continuing operations	$0.04	$0.28
Discontinued operations	-	-
Total	$0.04	$0.28

Diluted earnings per share
Continuing operations	$0.04	$0.27
Discontinued operations	-	-
Total	$0.04	$0.27

Weighted average shares outstanding
Basic	13,526	13,603
Diluted	13,659	13,799

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
(in thousands)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock-based compensation	-	-	-	479	-	479
Common stock dividends	-	-	-	-	(822)	(822)
Restricted common stock granted for services	78	-	-	-	-	-
Net income	-	-	-	-	603	603
Balance at March 31, 2022	13,823	$14	$(146)	$30,951	$16,176	$46,995

Balance at December 31, 2020	13,629	$14	$(146)	$28,811	$7,685	$36,364
Stock-based compensation	-	-	-	268	-	268
Common stock dividends	-	-	-	-	(680)	(680)
Restricted stock granted for services	9	-	-	-	-	-
Net income	-	-	-	-	3,742	3,742
Balance at March 31, 2021	13,638	$14	$(146)	$29,079	$10,747	$39,694

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Cash flows from operating activities
Net income	$603	$3,742
Income from discontinued operations	(45)	-
Net income from continuing operations	558	3,742
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	566	333
Non-cash interest	24	-
Stock based compensation	246	268
Deferred taxes	(139)	(570)
Loss on disposition of intangible assets	3,625	1,222
Bargain purchase gain	-	(4,959)
Changes in operating assets and liabilities:
Accounts receivable	2,634	4,010
Prepaid expenses, deposits, and other assets	(359)	(575)
Prepaid workers' compensation	(791)	432
Due from affiliates	-	(110)
Accounts payable	(1,577)	259
Risk management incentive program liability	92	391
Other current liabilities	684	(813)
Accrued payroll, benefits and payroll taxes	(819)	370
Due to franchisees	711	583
Workers' compensation claim payment deposit	(283)	7,139
Workers' compensation claims liability	(98)	142
Net cash provided by operating activities - continuing operations	5,074	11,864
Net cash provided by operating activities - discontinued operations	369	-
Net cash provided by operating activities	5,443	11,864
Cash flows from investing activities
Purchase of acquisitions	(18,470)	(28,814)
Purchase of property and equipment	(81)	(271)
Proceeds from the sale of purchased locations	9,317	997
Proceeds from the sale of notes receivable	-	5,261
Proceeds from payments on notes receivable	95	249
Cash issued for notes receivable	(40)	(19)
Investment in intangible asset	(163)	(174)
Net change in franchisee deposits	52	(116)
Net cash used in investing activities	(9,290)	(22,887)
Cash flows from financing activities
Payments on term loan payable	(53)	-
Net proceeds from revolving line of credit	5,292	12
Payment of dividends	(822)	(680)
Net cash provided by (used in) financing activities	4,417	(668)
Net increase (decrease) in cash	570	(11,691)
Cash, beginning of period	1,256	13,667
Cash, end of period	$1,826	$1,976
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	350	1,247
Amounts payable related to the purchase of acquisition	2,202	-
Supplemental disclosure of cash flow information
Interest paid	24	5
Income taxes paid, net of refunds	(38)	2,280

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and Link specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in commercial drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry.

On January 24, 2022 we ecompleted our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $5.25 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.4 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.0 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry.  For additional information related to these transactions, see Note 2 - Acquisitions.

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

As of  March 31, 2022 we had 224 franchisee-owned offices and 2 company owned offices in 38 states and the District of Columbia. We are the employer of record to approximately 75,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide staffing, marketing, working capital funding, software, and administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2021. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for labor services from customers of franchisees and of accounts receivable originating at company-owned locations. At March 31, 2022 and at December 31, 2021, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from labor services provided by our franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $24 thousand and $26 thousand at  March 31, 2022 and  December 31, 2021, respectively.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchise, and Snelling and Link franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and Link franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal. With company owned locations, we control the conditions under which we provide services to customers. Accordingly, we present revenue from owned locations on a gross basis as principal. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended
	March 31, 2022	March 31, 2021
HireQuest Direct	$3,532	$2,906
HireQuest, Snelling, DriverQuest, & Northbound	3,041	353
Total	$6,573	$3,259

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

Notes Receivable

Notes receivable consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $1.9 million at March 31, 2022 and December 31, 2021.

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2022 or 2021.

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

Intangible assets internally developed are measured at cost. We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees' time spent developing the software. We expense costs when incurred during the preliminary project stage and the post-implementation stage. Capitalized development costs will be amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

The table below reflects information related to our intangible assets (in thousands).

		March 31, 2022			December 31, 2021
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916	$(1,418)	$18,498	$19,916	$(1,068)	$18,848
Customer lists	10 years	3,034	(62)	2,972	2,089	(239)	1,850
Purchased software	7 years	3,200	(229)	2,971	3,200	(114)	3,086
Internally developed software	7 years	1,079	-	1,079	916	-	916
Total finite-lived intangible assets		27,229	(1,709)	25,520	26,121	(1,421)	24,700
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	1,511	-	1,511	-	-	-
Total intangible assets		$30,966	$(1,709)	$29,257	$28,347	$(1,421)	$26,926

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at March 31, 2022 and  March 31, 2021 totaled approximately 267 thousand and 293 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended
	March 31, 2022	March 31, 2022
Weighted average number of common shares used in basic net income per common share	13,526	13,603
Dilutive effects of unvested restricted stock and stock options	133	196
Weighted average number of common shares used in diluted net income per common share	13,659	13,799

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

	March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash	$1,826	$1,826	$-	$-
Notes receivable	4,322	-	4,322	-
Accounts receivable	41,300	-	41,300	-
Notes receivable - impaired	140	-		140
Total assets at fair value	$47,588	$1,826	$45,622	$140

Term loan payable	$4,513	$-	$4,513	$-
Line of credit	5,464	-	5,464	-
Total liabilities at fair value	$9,977	$-	$9,977	$-

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash	$1,256	$1,256	$-	$-
Notes receivable	4,027	-	4,027	-
Accounts receivable	38,239	-	38,239	-
Notes receivable - impaired	140	-		140
Total assets at fair value	$43,662	$1,256	$42,266	$140

Term loan payable	$3,066	$-	$3,066	$-
Line of credit	171	-	171	-
Total liabilities at fair value	$3,237	$-	$3,237	$-

For additional information related to our impaired notes receivable, see Note 10 - Notes Receivable.

Discontinued Operations

Company-owned offices that have been disposed of by sale, disposed of other than by sale or are classified as held-for-sale are reported separately as discontinued operations, In addition, a newly acquired business that on acquisition meets the held-for-sale criteria will be reported as discontinued operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise. The assets and liabilities of a discontinued operation held for sale are measured at the lower of the carrying value or fair value less cost to sell.

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees  may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $13 thousand and 11 thousand during the quarter ended   March 31, 2022 and  March 31, 2021, respectively.

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

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. From the date of acquisition through December 31, 2021, adjustments to the fair value of assets received and liabilities assumed were adjusted in conjunction with the net working capital reconciliation. These adjustments included an increase in accounts receivable of approximately $1.1 million, a decrease in other current assets of approximately $9 thousand, an increase in current liabilities of approximately $77 thousand, an increase in other liabilities of approximately $217 thousand, and an increase in the bargain purchase gain of approximately $662 thousand.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash	$17,851

Accounts receivable	$13,418
Workers' compensation deposit	7,200
Franchise agreements	11,034
Customer lists	1,690
Other current assets	100
Workers' compensation claims liability	(4,891)
Accrued payroll	(2,100)
Current liabilities	(740)
Other liabilities	(2,239)
Bargain purchase	(5,621)
Purchase price allocation	$17,851

The bargain purchase is attributable to the financial position of the seller and because there were few suitable potential buyers. This gain is included in the line item, “Other miscellaneous income,” in our consolidated statement of income.

The following table presents unaudited pro forma information assuming the acquisition of Snelling had occurred on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Royalty revenue	$6,573	$4,070
Net income	603	997
Basic earnings per share	$0.04	$0.07
Basic weighted average shares outstanding	13,528	13,603
Diluted earnings per share	$0.04	$0.07
Diluted weighted average shares outstanding	13,660	13,739

These calculations reflect increased amortization expense, increased payroll expense, the elimination of gains associated with the transaction, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2020.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling located in Bakersfield, CA; Albany, NY; Arlington Heights, IL; Amherst, NY; Dallas, TX; Hayward, CA; Hoffman Estates, IL; Lathrop, CA; Ontario, CA; and Tracy, CA. Two of these locations were sold to franchisees. Four locations were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0% per annum, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, subject to certain conditions being satisfied (the "California Conditions"), (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, subject to the California Conditions, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There were no remaining company-owned locations at March 31, 2021. One of the California locations operates pursuant to a license agreement whereby the California Purchaser licenses the Snelling trademark and pays us a royalty of 9% of their gross margin. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $638 thousand which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Temporary Alternatives

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of an Asset Purchase Agreement dated  January 10, 2022, including three locations in West Texas and New Mexico for $5.25 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into West Texas and grow our franchise base.

The fair values of the assets acquired were determined based on information available to us. Additional information is being gathered to finalize the provisional measurements with respect to the fair value of the assets acquired. Accordingly, the measurement of the assets acquired may change upon finalization of the valuation and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. The following table summarizes the provisional values of the identifiable assets acquired as of the acquisition date (in thousands).

Cash consideration	$6,706
Net working capital payable	340
Total consideration	$7,046

Customer lists	$4,375
Accounts receivable	2,671
Purchase price allocation	$7,046

The following table presents unaudited pro forma information assuming the acquisition of Temporary Alternatives had occurred on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date. Gross profit attributable to the acquiree of $47 thousand is included in our consolidated statement of income for the three months ended March 31, 2022.

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Total revenue	$8,143	$3,681
Net income	1,648	3,938
Basic earnings per share	$0.12	$0.29
Basic weighted average shares outstanding	13,526	13,603
Diluted earnings per share	$0.12	$0.29
Diluted weighted average shares outstanding	13,659	13,799

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was approximately $2.9 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.5 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income.

The Dubin Group, Inc., and Dubin Workforce Solutions

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (“Dubin”) in accordance with the terms of an Asset Purchase Agreement dated  January 19, 2022  for approximately $2.4 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The fair values of the assets acquired were determined based on information available to us. Additional information is being gathered to finalize the provisional measurements with respect to the fair value of the assets acquired. Accordingly, the measurement of the assets acquired may change upon finalization of the valuation and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. The following table summarizes the provisional values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$2,100
Note payable & net working capital payable	362
Total consideration	$2,462

Customer relationships	$1,172
Customer lists	828
Accounts receivable	462
Purchase price allocation	$2,462

The following table presents unaudited pro forma information assuming the acquisition of Dubin had occurred on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date. Gross profit attributable to the acquiree of $5 thousand is included in our consolidated statement of income for the three months ended March 31, 2022.

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Total revenue	$8,497	$3,156
Net income	1,092	3,269
Basic earnings per share	$0.08	$0.24
Basic weighted average shares outstanding	13,526	13,603
Diluted earnings per share	$0.08	$0.24
Diluted weighted average shares outstanding	13,659	13,799

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $478 thousand which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income.

Northbound Executive Search

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated  January 25, 2022, for approximately $11.0 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. Additional information is being gathered to finalize the provisional measurements with respect to the fair value of the assets acquired and liabilities assumed. Accordingly, the measurement of the assets acquired and liabilities assumed may change upon finalization of the valuation and completion of the purchase price allocation, both of which are expected to occur no later than one year from the acquisition date. The following table summarizes the provisional values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration	$9,663
Note payable	1,500
Total consideration	$11,163

Customer relationships	$8,089
Trade name	1,511
Accounts receivable	3,023
Other current assets	128
Current liabilities assumed	(1,588)
Purchase price allocation	$11,163

The following table presents unaudited pro forma information assuming the acquisition of Dubin had occurred on January 1, 2021. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place on that date. Gross profit attributable to the acquiree of $96 thousand is included in our consolidated statement of income for the three months ended March 31, 2022.

	Three months ended
(in thousands, except per share data)	March 31, 2022	March 31, 2021
Total revenue	$8,333	$3,601
Net income	1,969	3,889
Basic earnings per share	$0.15	$0.29
Basic weighted average shares outstanding	13,526	13,603
Diluted earnings per share	$0.14	$0.28
Diluted weighted average shares outstanding	13,659	13,799

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers exectued franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.7 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income.

Discontinued operations

The operating results from the potion of the Dubin assets that have not been sold are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets and expect to do so in the near future. The income from discontinued operations amounts as reported on our consolidated statements of income is comprised of the following amounts:

Three months ended
(in thousands)	March 31, 2022
Revenue	$154
Cost of staffing services	83
Gross profit	72
SG&A	13
Net income before tax	59
Provision for income taxes	14
Net income	$45

Asset Acquisitions

Link Staffing

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of Link in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "Link Agreement"). Link is a family-owned staffing company headquartered in Houston, TX. Pursuant to the Link Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of Link Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and operate under the Snelling tradename. The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash	$11,123

Franchise agreements	10,886
Notes receivable	237
Purchase price allocation	$11,123

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

Recruit Media

On October 1, 2021 we completed our acquisition of Recruit Media in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, subject to customary representations and warranties. Recruit Media is an IT company whose intellectual property will allow us to accelerate improvements to our platform. The following table summarizes the values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$3,283
Liabilities assumed	1,044
Transaction costs	23
Total consideration	$4,350

Purchased software	3,200
Domain name	2,226
Deferred tax liability	(1,076)
Purchase price allocation	$4,350

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

The following table summarizes the values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$1,480
Contingent consideration	382
Total consideration	$1,862

Customer lists	$1,862

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

Several significant shareholders and directors of HQI also own portions of Jackson Insurance Agency; Bass Underwriters, Inc; Insurance Technologies, Inc.; and a number of our franchisees.

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

During the three months ended March 31, 2022 and March 31, 2021, Jackson Insurance and Bass invoiced HQI approximately $107 thousand and $584 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass do not retain the majority of the premiums invoiced to HQI, but they do retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended March 31, 2022 and March 31, 2021, Insurance Technologies invoiced HQI approximately $14 thousand and $102 thousand, respectively, for services provided pursuant to this agreement. We have retained a full time CIO and thus spending pursuant to this agreement became immaterial in the third quarter of 2021.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 24 Worlds Franchisees at March 31, 2022 that operated 65 of our 226 offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entites partially owned by the Worlds.  The two franchises and four locations from these acquisitions are included in the numbers above.

Transactions regarding the Worlds Franchisees are summarized below:

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Franchisee royalties	$2,084	$1,613

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	March 31, 2022	March 31, 2021
Due to franchisee	$806	$535
Risk management incentive program payable	568	704

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

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At March 31, 2022 the effective interest rate was approximately 1.7%. A non-use fee of 0.25% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At March 31, 2022 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At March 31, 2022, approximately $10.7 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500 thousand was utilized by a letter of credit that secures our paycard funding account. This loan agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The term loan is scheduled to mature on June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At March 31, 2022 the effective interest rate was approximately 2.5%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility and to pay transaction related fees and expenses.

The loan agreement contains hardwired mechanics for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

In connection with the Northbound acquisition, we entered into a term loan for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The term loan is unsecured and subordinated to our senior instruments (line of credit and term loan). The term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

Note 5 - Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), a captive insurer, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility for all claims occurring before July 15, 2019 remains with HQ Ins.

Command Center, the predecessor entity that acquired Legacy HQ in 2019, also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s most recent policy, which expired on March 1, 2020, ACE provided insurance for covered losses and expenses in excess of $500 thousand per incident. Command Center’s ACE policy included a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500 thousand (if any), but only up to $750 thousand for that claim. All other claims within the policy year were subject to the $500 thousand deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $10.7 million, which we accomplished by providing a letter of credit under our agreement with Truist. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. We intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2022 and 2021 (total paid in thousands):

Declaration date	Dividend	Total paid
September 1, 2020	$0.05	$678
December 1, 2020	0.05	680
March 1, 2021	0.05	680
June 1, 2021	0.06	817
September 1, 2021	0.06	822
December 1, 2021	0.06	822
March 1, 2022	0.06	822

Note 7 - Stock Based Compensation

Employee Stock Incentive Plan

In December 2019, our Board approved the 2019 HireQuest, Inc. Equity Incentive Plan (the “2019 Plan”). Subject to adjustment in accordance with the terms of the 2019 Plan, no more than 1.5 million shares of common stock are available in the aggregate for the grant of awards under the 2019 Plan. No more than 1 million shares may be issued in the aggregate pursuant to the exercise of incentive stock options. In addition, no more than 250 thousand shares may be issued in the aggregate to any employee or consultant, and no more than 50 thousand shares may be issued in the aggregate to any non-employee director in any twelve-month period. Shares of common stock available for distribution under the Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. The 2019 Plan was approved by our shareholders in June 2020 and became effective as of that date.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During the first quarter of 2022, we issued approximately 4 thousand shares valued at approximately $76 thousand under this program. During the first quarter of 2021, we issued approximately 4 thousand shares valued at approximately $61 thousand under this program.

In the first quarter of 2022, we have issued 3,984 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $69 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,320 shares vested equally over the following three months. The remaining 664 shares were issued pursuant to our share purchase match program.

Also in the first quarter of 2022, we have issued 44,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $764 thousand to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the following three months. The remaining 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

In the first quarter of 2021, we issued 8,166 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $82 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,805 shares vested equally over the following three months. The remaining 1,361 shares were issued pursuant to our share purchase match program. Also in the first quarter 2021, we issued 1,200 shares of restricted common stock to certain Board members and employees pursuant to our share purchase match program valued at approximately $12 thousand.

The following table summarizes our restricted stock outstanding at December 31, 2021, and changes during the three months ended March 31, 2022.

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2021	196	11.26
Granted	78	17.65
Vested	(19)	8.91
Non-vested, March 31, 2022	255	13.37

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at March 31, 2022 and December 31, 2021.

The following table summarizes our stock options outstanding at December 31, 2021, and changes during the three months ended March 31, 2022.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2021	13	5.47	2.98
Granted	-	-	-
Outstanding, March 31, 2022	13	5.47	2.98

There were no non-vested stock options outstanding at March 31, 2022 or at   December 31, 2021.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $19.33 at March 31, 2022.

(number of options in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	6.0	$190

At March 31, 2022, there was unrecognized stock-based compensation expense totaling approximately $2.2 million relating to non-vested restricted stock grants that will be recognized over the next 3.7 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs was approximately $3.2 million and $2.9 million on March 31, 2022 and December 31, 2021, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2022.

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

Our effective tax rate for continuing operations during the three months ended March 31, 2022 and  March 31, 2021 was 13.5% and (19.2)%, respectively.  The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

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

Notes outstanding, net of allowance for losses, were approximately $4.5 million and $4.2 million as of March 31, 2022 and December 31, 2021, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as other miscellaneous income in our consolidated statements of operations. Interest income was approximately $93 thousand and $135 thousand during the three months ended March 31, 2022 and March 31, 2021, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of COVID-19 on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.9 million as of March 31, 2022 and December 31, 2021 for potentially uncollectible notes receivable.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	March 31, 2022	December 31, 2021
Note receivable	$4,728	$4,433
Allowance for losses	(405)	(405)
Notes receivable, net	$4,323	$4,028

During 2020, one of our debtors experienced significant economic hardships due to the impacts of COVID-19. As a result, we restructured one note receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. We recognized interest income on this note of approximately $41 thousand during the three months ended March 31, 2022 and March 31, 2021.

The following table summarizes our note receivable balance that has been deemed impaired:

(in thousands)	March 31, 2022	December 31, 2021
Note receivable	$1,640	$1,640
Allowance for losses	(1,501)	(1,501)
Notes receivable, net	$139	$139

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of Non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, and the growth thereof; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of mergers or acquisitions; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; disruptions to our technology network including computer systems and software whether resulting from a cyber attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; the factors discussed in the “Risk Factors” section in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 15, 2022; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and Link specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in commercial drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry. As of March 31, 2022 we had 224 franchisee-owned offices and 2 company owned office in 38 states and the District of Columbia. We provide employment for an estimated 75 thousand temporary employees annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The COVID-19 pandemic materially adversely impacted our business in 2020 and, to a much lesser extent, into the first quarter of 2021. Comparisons between 2022 and 2021 should be viewed through a COVID-19 lens with the understanding that for the quarter ended March 31, 2021 our revenues and expenses were significantly lower than they otherwise would have been. A full economic recovery has been slow to occur, and it is uncertain if businesses will remain fully open, or another broad shutdown will occur due to a variant or new strain. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain. Also affecting comparisons between 2022 and 2021 were the acquisitions consummated in 2021 and 2022 as described below.

Recent Developments

The Snelling Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing ("Snelling") in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). At the time of acquisition, Snelling Staffing was a 67-year-old staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices and substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of $17.9 million, subject to customary adjustments for net working capital plus further adjustment of $7.2 million of collateral released to the sellers by their workers' compensation insurer (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist Bank ("Truist").

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

The Recruit Media Acquisition

On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”) in accordance with the terms of the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of common stock of Recruit Media for approximately $4.4 million. Recruit Media is a tuck-in acquisition whose intellectual property compliments our technological structure, allowing us to accelerate improvements to our platform.

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division of Dental Power International, Inc. (“Dental Power”) in accordance with the terms of a definitive agreement, dated November 2, 2021, for approximately $1.9 million. Dental Power is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina with long-standing client relationships in the dental industry. providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. As of March 31, 2022, all of the operations acquired from Dental Power remain company owned.

The Temporary Alternatives Acquisition

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of the Asset Purchase Agreement dated  January 10, 2022 , including three locations in West Texas and New Mexico for approximately $5.25 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into West Texas and grow our franchise base.

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (“Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.4 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The Northbound Acquisition

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated January 25, 2022, for approximately $11.0 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended March 31, 2022 and March 31, 2021. Percentages reflect the line item as a percentage of total revenue.

	Three months ended
(in thousands, except percentages)	March 31, 2022		March 31, 2021
Franchise royalties	$6,573	80.7%	$3,259	95.8%
Staffing revenue, owned locations	1,104	13.6%	-	0.0%
Service revenue	468	5.7%	144	4.2%
Total revenue	8,145	100.0%	3,403	100.0%
Cost of staffing revenue, owned locations	(762)	(9.4)%	-	0.0%
Gross profit	7,383	90.6%	3,403	100.0%
Selling, general and administrative expenses	2,838	34.8%	3,842	112.9%
Depreciation and amortization	566	6.9%	333	9.8%
Income from operations	3,979	48.9%	(772)	(22.7)%
Other miscellaneous income	(3,379)	(41.5)%	3,781	111.1%
Interest income	93	1.1%	136	4.0%
Interest and other financing expense	(48)	(0.6)%	(5)	(0.1)%
Net income before income taxes	645	7.9%	3,140	92.3%
Provision for income taxes	87	1.1%	(602)	(17.7)%
Income from continuing operations	558	6.9%	3,742	110.0%
Income from discontinued operations, net of tax	45	0.6%	-	0.0%
Net income	$603	7.4%	$3,742	110.0%
Non-GAAP data
Adjusted EBITDA	$5,307	71.9%	$1,533	45.0%

Use of Non-GAAP Financial Measure: Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, costs related to the work opportunity tax credit (“WOTC”) and other charges we consider non-recurring. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, WOTC-related costs and other non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the costs associated with qualifying for this tax credit. In addition, by excluding certain non-recurring charges, adjusted EBITDA provides a basis for measuring financial performance without such extraordinary items. In addition, our Credit Agreement requires us to comply with a fixed charge coverage ratio and a leverage ratio, both of which include adjusted EBITDA substantially as defined above. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Three months ended
(in thousands)	March 31, 2022	March 31, 2021
Net income	$603	$3,742
Interest expense	48	5
Provision for income taxes	87	(602)
Depreciation and amortization	566	333
WOTC related costs	132	92
EBITDA	1,436	3,570
Non-cash compensation	246	268
Non-recurring acquisition related charges, net	3,625	(2,305)
Adjusted EBITDA	$5,307	$1,533

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Gross Profit

Our total revenue consists of franchise royalties, staffing revenue with respect to our owned locations, and service revenue. Gross profit includes total revenue less the cost of staffing services at owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as available-for-sale, it would not be reflected in gross profit and instead reported as “Income from discontinued operations, net of tax.”

Gross profit for the three months ended March 31, 2021 was approximately $7.4 million compared to $3.4 million for the three months ended March 31, 2021, an increase of 117.0%. This increase is consistent with the 81.5% increase in underlying system-wide-sales for the quarter ended March 31, 2022 compared to the prior year quarter. Gross profit as a percentage of system-wide sales was 7.3% for the three-month ended March 31, 2022 versus 6.1% for the three months ended March 31, 2021.  The 120-basis point improvement was primarily due to increased service revenue and the Gross Profit from the company owned location, as well as an increase in our net effective royalty rate for the quarter.

Franchise Royalties

Franchise royalties for the three months ended March 31, 2022 were approximately $6.6 million, an increase of 101.7% from $3.3 million for the three months ended March 31, 2021. Approximately $2.8 million of this increase in royalties was due to the Snelling and Link acquisitions and approximately $328 thousand was due to organic growth this year as the negative effects of COVID-19 were less pronounced in the quarter ended March 31, 2022 than in the prior year quarter. Our net effective royalty rate (as a percentage of external system-wide sales) increased from 5.8% for the three months ended March 31, 2021 to 6.6% for the three months ended March 31, 2022.  Our net effective royalty rate will fluctuate due to mix of business among the various royalty models we offer.

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations. These license fees are included in service revenue.

Service revenue for the three months ended March 31, 2022 was approximately $468 thousand, an increase from approximately $144 thousand for the three months ended March 31, 2021. This increase was largely due to the introduction of trademark license fees after the 2021 Acquisitions. The remaining increase follows the overall increase in accounts receivable, although relatively few age over 42 days and result in service revenue for us. In addition, for the quarter ended March 31, 2022, more franchisees elected to charge back accounts early in order to avoid the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. The Company does not strive to increase interest on aged accounts receivable.

Staffing Revenue, Owned Locations

Following the December 2021 acquisition of Dental Power, we have a platform to build a customer base in the dental-oriented sector of the staffing industry, which we expect will benefit our entire system by increasing revenue opportunities under the HireQuest Health brand. As of March 31, 2022, all of the operations acquired from Dental Power remain company owned.  Although we may franchise these operations in the future, we currently have no firm plans in place to do so. For the three months ended March 31, 2022, staffing revenue from owned locations was $1.1 million. We had no company owned locations during the three-months ended March 31, 2021.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended March 31, 2022 were approximately $2.8 million, a decrease of 26.1% from $3.8 million for the three months ended March 31, 2021. The decrease in SG&A expenses relates to a reduction in workers compensation expenses of approximately $818 thousand, primarily as a result of aggressive claims management and lower experience rates. The reduction in workers compensation expenses is mostly a reflection of our efforts to reduce the long-tail exposure from Snelling pre-acquisition claims.

Other Income and Expense

Other income and expense consists of depreciation, amortization, interest income, rent received from sub-tenants, and other non-operating income and expense.

Depreciation and amortization
Depreciation and amortization for the three months ended March 31, 2022 was approximately $566 thousand compared to $333 thousand for the three months ended March 31, 2021. We own our corporate headquarters, a building of approximately 15 thousand square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. In late 2021, we completed the construction of a 10 thousand square foot building adjacent to our corporate headquarters and a supporting parking lot. Depreciation increased by approximately $20 thousand in the three months ended March 31, 2022 due to this addition. The remaining increase of $233 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in acquisitions during 2021 and $3.2 million of other intangibles in acquisitions during the three months ended March 31, 2022. Of the $12.2 million in other intangibles, only $3.7 million are indefinite lived and not amortized. Future years will continue to have significant amortization expense until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense
For the three months ended March 31, 2022, other miscellaneous income was a loss of approximately $3.4 million, compared to income of $3.8 million for the three months ended March 31, 2021. In the three months ended March 31, 2022, we recognized approximately $3.6 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. A portion of the Dubin assets acquired have not been converted to a franchise yet. These assets meet the held for sale criteria, and are presented on the balance sheet at their fair value less cost to sell. The operating results from this portion off the Dubin assets are reported as “Income from discontinued operations, net of tax”. The remaining items of other miscellaneous income is primarily gross rents from leasing excess space at our corporate headquarters to third parties. We lease approximately 3,220 square feet of office space in our headquarters to unaffiliated companies. These leases are at the market rate.

Other miscellaneous income in the months ended March 31, 2021 includes a bargain purchase gain of approximately $4.9 million from the Snelling acquisition (adjusted to $5.6 million in later quarters), which is recorded net of deferred taxes. This gain was partially offset by losses during the three months ended March 31, 2021 on the transfer of unwanted assets acquired in the Link transaction of approximately $1.9 million.  The remaining items of other miscellaneous income consist of small gains and losses resulting from the conversion of Snelling owned stores to franchises, and gross rents from leasing excess space at our corporate headquarters to third parties.

Interest income for the three months ended March 31, 2022 was approximately $93 thousand compared to $136 thousand for the three months ended March 31, 2021. Interest income represents interest related to the financing of franchised locations, and one note to the California Purchaser. The decrease is consistent with a decrease in principal related to the financing of franchised locations from approximately $8.1 million, which was the balance for most of Q1 2021, versus $4.5 million at March 31, 2022. In March  2021, we sold approximately $5.3 million of notes receivable to Bass for no gain or loss in order to mitigate credit risk and potential future losses.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased from $5 thousand at March 31, 2021 to $48 thousand at March 31, 2022. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs.

Provision for income tax
Income tax expense was approximately $87 thousand for the three months ended March 31, 2022. We estimate an annual projected effective tax rate (ETR) for the year to determine income tax expense (benefit) in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are  and windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our ETR for the three months ended March 31, 2022 was 11.1%.

Income tax benefit for the three months ended March 31, 2021 was approximately $602 thousand. The tax benefit includes the non-taxable bargain purchase gain recognized in 2021. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower ETR in the period recorded. We do not expect that benefit to reoccur, but generally expect that our effective tax rate will be significantly lower than statutory rates due to ongoing Work Opportunity Tax Credits and stock-based compensation,

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, staffing revenue from owned loctions, and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned or acquired offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with Truist.
(See “—
Revolving Credit and Term Loan Agreement with Truist
” below).

On March 31, 2022, our current assets exceeded our current liabilities by approximately $18.9 million. Our current assets included approximately $1.8 million of cash and $41.3 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. We used approximately $18.8 million of cash during the three months ended March 31, 2022 for acquisitions. Our largest current liabilities as of March 31, 2022 included approximately $8.2 million related to our workers’ compensation claims liability, $8.2 million due to our franchisees on pending settlement statements, and $5.5 million of borrowings under our line of credit.

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

We believe that our current cash balance, together with the future cash generated from operations, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, and other liquidity requirements associated with our continuing operations for the next 12 months.
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

Operating Activities

During the three months ended March 31, 2022, cash generated by operating activities was approximately $5.1 million and included net income of approximately $558 thousand, a net loss on the sale of intangible assets acquired of approximately $3.6 million, an increase in other current liabilities of approximately $684 thousand, and an increase in accounts receivable of approximately $2.6 million. These provisions were partially offset by an increase in accounts payable and accrued expenses of approximately $2.6 million. During the three months ended March 31, 2021, cash generated by operating activities was approximately $11.9 million and included net income of approximately $3.7 million, a decrease in accounts receivable of approximately $4.0 million, the return of a workers’ compensation claim deposit of approximately $7.2 million which was acquired in the Snelling transaction, and a net loss on the sale of intangible assets acquired of approximately $1.2 million. These provisions were partially offset by a gain recognized in relation to an acquisition of approximately $5.0 million.

Investing Activities

During the three months ended March 31, 2022, cash used by investing activities was approximately $9.3 million and included cash paid for acquisitions of approximately $18.5 million. This use was partially offset by the proceeds from the sale of purchased locations of approximately $9.3 million. During the three months ended March 31, 2021, cash used by investing activities was approximately $22.9 million and included cash paid for acquisitions of approximately $28.8 million. This use was offset by proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million.

Financing Activities

During the three months ended March 31, 2022, cash provided by financing activities was approximately $4.4 million and included net proceeds from our revolving line of credit of approximately $5.3 million. This provision was offset by the payment of approximately $823 thousand in dividends. During 2021, cash used by financing activities was approximately $668 thousand and included the payment of a dividend of approximately $680 thousand offset slightly by payments on term loans.

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

The Company utilized the proceeds of the Term Loan (i) first to pay off its prior credit facility, and (ii) second, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Line of Credit and the remainder of the Term Loan for working capital, acquisitions, required letters of credit, and general corporate purposes in accordance with the terms of the Credit Agreement. On March 1, 2022, our workers' compensation provider agreed to reduce the required collateral deposit from $14.3 million to $10.7 million. The collateral is currently accomplished by delivering letters of credit under the Credit Agreement.

At March 31, 2022, availability under the line of credit was approximately $19.2 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances.

Key Performance Indicator: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” For any period prior to their conversion to franchises, we refer to sales at company-owned and operated offices as “company-owned sales.” In turn, we refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. In addition, system-wide sales includes sales at company-owned offices that are classified as discontinued operations. System-wide sales is a key performance indicator, although we do not record system-wide sales as revenue. Management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record much of our franchise royalty revenue, are directly related to all other royalty revenue and service revenue and are indicative of the financial health of our franchisee base. Management uses system-wide sales to benchmark current operating levels to historic operating levels. System-wide sales should not be considered as an alternative to revenue.

During the three months ended March 31, 2022, nearly all of our offices were franchised with the only exceptions being the Dental Power location acquired in the fourth quarter of 2021 and a portion of the Dubin operations acquired in the first quarter of 2022. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale. During the three months ended March 31, 2021, all of our offices were franchised. The following table reflects our system-wide sales broken into its components for the periods indicated. Percentages indicate the change in system-wide sales relative to the comparable prior period.

	Three months ended
(in thousands, except percentages)	March 31, 2022	March 31, 2021	Change
System-wide sales	$101,032	$56,105	80.1%

*  In our Form 10-Q for the period ended March 31, 2021, we reported system-wide sales of  $54.3 million for the period ended March 31, 2021. Starting with the second quarter of 2021, we updated the calculation of system-wide sales to include franchisees that manage their own payroll and billing at the local level. Including these franchisees or the period ended March 31, 2021 resulted in an updated system-wide sales amount of $56.1 million.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened four offices in the first quarter of 2022 and did not close any.

The following table accounts for the number of offices opened and closed or consolidated in the first three months of 2022.

Franchised offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Franchised offices, December 31, 2021	217
Opened in 2022	4
Purchased in 2022	3
Franchised offices, March 31, 2022	224

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

Notwithstanding the material weakness, which still existed as of March 31, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2022 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on March 15, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David S. Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and David S. Burnett, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

/s/ Richard Hermanns	May 10, 2022
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	May 10, 2022
David S. Burnett	Date
Chief Financial Officer