Form 10-Q
period 2022-06-30
HireQuest, Inc.
filed 2022-08-09
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of issuer's common stock outstanding at August 8, 2022: 13,814,559

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	June 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$1,128	$1,256
Accounts receivable, net of allowance for doubtful accounts	45,676	38,239
Notes receivable	1,494	1,481
Prepaid expenses, deposits, and other assets	1,023	659
Prepaid workers' compensation	1,293	369
Current assets held for sale - discontinued operations	213	-
Total current assets	50,827	42,004
Property and equipment, net	4,438	4,454
Workers’ compensation claim payment deposit	1,231	948
Franchise agreements, net	18,103	18,848
Other intangible assets, net	11,265	8,078
Goodwill	1,075	-
Other assets	432	334
Notes receivable, net of current portion and reserve	2,524	2,686
Total assets	$89,895	$77,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$629	$1,126
Line of credit	2,839	171
Term loans payable	654	210
Other current liabilities	3,296	2,658
Accrued payroll, benefits, and payroll taxes	2,381	3,687
Due to franchisees	12,254	7,496
Risk management incentive program liability	1,945	1,632
Workers' compensation claims liability	4,651	4,491
Total current liabilities	28,649	21,471
Term loan payable, net of current portion	3,645	2,856
Deferred tax liability	-	473
Workers' compensation claims liability, net of current portion	3,534	3,759
Franchisee deposits	2,179	2,058
Total liabilities	38,007	30,617
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,827 and 13,745 shares issued, respectively	14	14
Additional paid-in capital	31,781	30,472
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	20,239	16,395
Total stockholders' equity	51,888	46,735
Total liabilities and stockholders' equity	$89,895	$77,352

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Franchise royalties	$7,220	$5,451	$13,793	$8,710
Staffing revenue, owned locations	1,288	-	2,392	-
Service revenue	780	256	1,248	399
Total revenue	9,288	5,707	17,433	9,109
Cost of staffing revenue, owned locations	947	-	1,709	-
Gross profit	8,341	5,707	15,724	9,109
Selling, general and administrative expenses	3,530	2,041	6,367	5,882
Depreciation and amortization	610	366	1,176	699
Income from operations	4,201	3,300	8,181	2,528
Other miscellaneous income (expense)	1,458	30	(1,922)	3,811
Interest income	54	96	147	231
Interest and other financing expense	(109)	(20)	(157)	(25)
Net income before income taxes	5,604	3,406	6,249	6,545
Provision for income taxes	847	686	934	83
Net income from continuing operations	4,757	2,720	5,315	6,462
Income from discontinued operations, net of tax	134	-	179	-
Net income	$4,891	$2,720	$5,494	$6,462

Basic earnings per share
Continuing operations	$0.35	$0.20	$0.39	$0.47
Discontinued operations	0.01	-	0.01	-
Total	$0.36	$0.20	$0.40	$0.47

Diluted earnings per share
Continuing operations	$0.35	$0.20	$0.39	$0.47
Discontinued operations	0.01	-	0.01	-
Total	$0.36	$0.20	$0.40	$0.47

Weighted average shares outstanding
Basic	13,607	13,611	13,591	13,607
Diluted	13,691	13,864	13,686	13,834

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
Six months ended (in thousands)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock-based compensation	-	-	-	1,309	-	1,309
Common stock dividends	-	-	-	-	(1,650)	(1,650)
Restricted common stock granted for services	82	-	-	-	-	-
Net income	-	-	-	-	5,494	5,494
Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888

Balance at December 31, 2020	13,629	$14	$(146)	$28,811	$7,685	$36,364
Stock-based compensation	-	-	-	569	-	569
Common stock dividends	-	-	-	-	(1,497)	(1,497)
Restricted stock granted for services	44	-	-	-	-	-
Net income	-	-	-	-	6,462	6,462
Balance at June 30, 2021	13,673	$14	$(146)	$29,380	$12,650	$41,898

Three months ended
Balance at March 31, 2022	13,823	$14	$(146)	$30,951	$16,176	$46,995
Stock-based compensation	-	-	-	830	-	830
Common stock dividends	-	-	-	-	(828)	(828)
Restricted common stock granted for services	4	-	-	-	-	-
Net income	-	-	-	-	4,891	4,891
Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888

Balance at March 31, 2021	13,638	$14	$(146)	$29,079	$10,747	$39,694
Stock-based compensation	-	-	-	301	-	301
Common stock dividends	-	-	-	-	(817)	(817)
Restricted stock granted for services	35	-	-	-	-	-
Net income	-	-	-	-	2,720	2,720
Balance at June 30, 2021	13,673	$14	$(146)	$29,380	$12,650	$41,898

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
(in thousands)	June 30, 2022	June 30, 2021
Cash flows from operating activities
Net income	$5,494	$6,462
Income from discontinued operations	(179)	-
Net income from continuing operations	5,315	6,462
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,176	699
Non-cash interest	48	-
Allowance for losses on notes receivable	233	-
Stock based compensation	1,309	569
Deferred taxes	(473)	(591)
Loss on disposition of intangible assets	2,233	1,223
Bargain purchase gain	-	(4,959)
Changes in operating assets and liabilities:
Accounts receivable	(1,437)	(1,330)
Prepaid expenses, deposits, and other assets	(415)	(513)
Prepaid workers' compensation	(924)	17
Accounts payable	(2,012)	693
Risk management incentive program liability	314	693
Other current liabilities	312	(576)
Accrued payroll, benefits and payroll taxes	(1,433)	877
Due to franchisees	4,758	1,748
Workers' compensation claim payment deposit	(284)	6,909
Workers' compensation claims liability	(64)	(591)
Net cash provided by operating activities - continuing operations	8,656	11,330
Net cash provided by operating activities - discontinued operations	427	-
Net cash provided by operating activities	9,083	11,330
Cash flows from investing activities
Purchase of acquisitions	(19,063)	(28,814)
Purchase of property and equipment	(90)	(711)
Proceeds from the sale of purchased locations	9,317	997
Proceeds from the sale of notes receivable	-	5,261
Proceeds from payments on notes receivable	315	331
Cash issued for notes receivable	(50)	(798)
Investment in intangible asset	(512)	(325)
Net change in franchisee deposits	121	64
Net cash used in investing activities	(9,962)	(23,995)
Cash flows from financing activities
Proceeds from term loan payable	-	3,154
Payments on term loan payable	(266)	-
Payments related to debt issuance	-	(476)
Net proceeds from revolving line of credit	2,667	-
Proceeds from affiliates	-	22
Payment of dividends	(1,650)	(1,497)
Net cash provided by financing activities	751	1,203
Net decrease in cash	(128)	(11,462)
Cash, beginning of period	1,256	13,667
Cash, end of period	$1,128	$2,205
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	350	1,247
Amounts payable related to the purchase of acquisition	1,800	-
Supplemental disclosure of cash flow information
Interest paid	109	25
Income taxes paid, net of refunds	1,469	601

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and LINK Staffing specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry.

On January 24, 2022 we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry.

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.9 million. On March 22, 2021, we completed our asset acquisition of LINK Staffing and affiliates (“LINK”) in which we acquired all of the franchise relationships and certain other assets of LINK for a purchase price of approximately $11.1 million. On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”). We purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, subject to customary representations and warranties. On December 6, 2021 we completed the acquisition of the Dental Power Staffing division from Dental Power International, Inc. ("DPI") for $1.9 million.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of  June 30, 2022 we had 223 franchisee-owned offices and 2 company owned offices in 38 states and the District of Columbia. We are the employer of record to approximately 75,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation risk management incentive program accrual, our deferred taxes, the reserve for losses on notes receivable, and the estimated fair value of assets acquired and liabilities assumed, including goodwill.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for labor services from customers of franchisees, accounts receivable purchased in acquisitions, and accounts receivable originating at, or attributable to, company-owned locations. We own the accounts receivable from labor services provided by our franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, or are otherwise deemed uncollectable, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For staffing services provided by company-owned offices, and for purchased accounts receivable, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on company-owned and purchased accounts receivable was approximately $58 thousand and $26 thousand at June 30, 2022,and  December 31, 2021, respectively.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6.0% to 8.0%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchisee, the HireQuest Health franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18.0% of the gross margin for the territory. Royalty fees from the Snelling and LINK franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal. With company owned locations, we control the conditions under which we provide services to customers. Accordingly, we present revenue from owned locations on a gross basis as principal.

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

For owned locations, we account for revenue when both parties to the contract have approved the contract, the rights and obligations of the parties are identified, payment terms are identified, and collectability of consideration is probable. Revenue derived from owned locations is recognized at the time we satisfy our performance obligation. Our contracts have a single performance obligation, which is the transfer of services. Because our customers receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Revenue from owned locations is reported net of customer credits, discounts, and taxes collected from customers that are remitted to taxing authorities. Our customers are invoiced every week and we rarely require payment prior to the delivery of service. Substantially all of our contracts include payment terms of 30 days or less and are short-term in nature. Because of our payment terms with our customers, there are no significant contract assets or liabilities. We do not extend payment terms beyond one year.

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
HireQuest Direct model	$4,417	$3,006	$7,949	$5,912
HireQuest, Snelling, DriverQuest, HireQuest Health, and Northbound	2,803	2,445	5,844	2,798
Total	$7,220	$5,451	$13,793	$8,710

Service revenue, which forms the other component of our total revenue, consists of interest we charge our franchisees on overdue customer accounts receivable, trademark license fees, and other fees for optional services we provide. We recognize interest income based on the effective interest rate applied to the outstanding principal balance of overdue accounts. Trademark license fees are charged to some locations that utilize our intellectual property that are not franchisees. Trademark license fees are 9.0% of the gross margin for the location and are recognized when earned. We recognize revenue from optional services as we provide them.

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $405 thousand at  June 30, 2022 and December 31, 2021.

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our impairment reserve on notes receivable from non-franchisees was approximately $1.7 million and $1.5 million at  June 30, 2022 and December 31, 2021, respectively.

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

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 7 to 15 years. Our finite-lived intangible assets include acquired franchise agreements, acquired customer lists, internally developed software, and purchased software. Our indefinite-lived intangible assets include acquired domain names and trade names. For additional information related to significant additions to intangible assets, see Note 2 - Acquisitions.

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

The table below reflects information related to our intangible assets (in thousands).

		June 30, 2022			December 31, 2021
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916	$(1,813)	$18,103	$19,916	$(1,068)	$18,848
Customer lists	10 years	3,462	(108)	3,354	2,089	(239)	1,850
Purchased software	7 years	3,200	(343)	2,857	3,200	(114)	3,086
Internally developed software	7 years	1,428	-	1,428	916	-	916
Total finite-lived intangible assets		28,006	(2,264)	25,742	26,121	(1,421)	24,700
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	1,400	-	1,400	-	-	-
Total intangible assets		$31,632	$(2,264)	$29,368	$28,347	$(1,421)	$26,926

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At June 30, 2022 we had a single reporting unit.

The table below summarizes our goodwill at December 31, 2021 and changes during the six months ended June 30, 2022 (in thousands):

Goodwill balance at December 31, 2021	$-
Goodwill recorded on acquisition of Temporary Alternatives	375
Goodwill recorded on acquisition of Dubin	200
Goodwill recorded on acquisition of Northbound	500
Goodwill balance at June 30, 2022	$1,075

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  June 30, 2022 and  June 30, 2021 totaled approximately 193 thousand and 328 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Weighted average number of common shares used in basic net income per common share	13,607	13,611	13,591	13,607
Dilutive effects of unvested restricted stock and stock options	84	253	95	227
Weighted average number of common shares used in diluted net income per common share	13,691	13,864	13,686	13,834

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

	June 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,128	$1,128	$-	$-
Notes receivable	3,946	-	3,946	-
Accounts receivable	45,676	-	45,676	-
Notes receivable - impaired	72	-	-	72
Total assets at fair value	$50,822	$1,128	$49,622	$72

Term loans payable	$4,299	$-	$4,299	$-
Line of credit	2,839	-	2,839	-
Total liabilities at fair value	$7,138	$-	$7,138	$-

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,256	$1,256	$-	$-
Notes receivable	4,027	-	4,027	-
Accounts receivable	38,239	-	38,239	-
Notes receivable - impaired	140	-		140
Total assets at fair value	$43,662	$1,256	$42,266	$140

Term loan payable	$3,066	$-	$3,066	$-
Line of credit	171	-	171	-
Total liabilities at fair value	$3,237	$-	$3,237	$-

For additional information related to our impaired notes receivable, see Note 10 - Notes Receivable.

Discontinued Operations

Company-owned offices that have been disposed of by sale, disposed of other than by sale, or are classified as held-for-sale, are reported separately as discontinued operations. In addition, a newly acquired business that, upon acquisition, meets the held-for-sale criteria will be reported as discontinued operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented separate from our continuing operations for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise. The assets and liabilities of a discontinued operation held for sale are measured at the lower of the carrying value or fair value less cost to sell.

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees  may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $17 thousand and $16 thousand during the three months ended   June 30, 2022 and  June 30, 2021, respectively. Matching expense totaled approximately $30 thousand and $27 thousand during the six months ended   June 30, 2022 and  June 30, 2021, respectively.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

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

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. From the date of acquisition through December 31, 2021, adjustments to the fair value of assets acquired and liabilities assumed were adjusted in conjunction with the net working capital reconciliation. These adjustments included an increase in accounts receivable of approximately $1.1 million, a decrease in other current assets of approximately $9 thousand, an increase in current liabilities of approximately $77 thousand, an increase in other liabilities of approximately $217 thousand, and an increase in the bargain purchase gain of approximately $662 thousand. No adjustments were made during 2022.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration	$17,851

Accounts receivable	$13,418
Workers' compensation deposit	7,200
Franchise agreements	11,034
Customer lists	1,690
Other current assets	100
Workers' compensation claims liability	(4,891)
Accrued payroll	(2,100)
Current liabilities	(740)
Other liabilities	(2,239)
Bargain purchase	(5,621)
Purchase price allocation	$17,851

The bargain purchase is attributable to the financial position of the seller and because there were few suitable potential buyers. This gain is included in the line item, “Other miscellaneous income (expense),” in our consolidated statement of income.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Snelling had occurred on January 1, 2020, (b) all of Snelling’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $681 thousand and approximately $1.9 million is included in our consolidated statement of income for the three and six months ended June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue	$9,288	$5,706	$17,433	$9,920
Net income	4,891	2,856	5,494	3,853
Basic earnings per share	$0.36	$0.21	$0.40	$0.28
Basic weighted average shares outstanding	13,607	13,611	13,591	13,607
Diluted earnings per share	$0.36	$0.21	$0.40	$0.28
Diluted weighted average shares outstanding	13,691	13,864	13,686	13,834

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

Temporary Alternatives

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of an Asset Purchase Agreement dated  January 10, 2022, including three locations in West Texas and New Mexico for $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into West Texas and grow our franchise base.

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through June 30, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

Cash consideration	$6,707
Net working capital payable	336
Total consideration	$7,043

Customer lists	$4,000
Accounts receivable	2,668
Goodwill	375
Purchase price allocation	$7,043

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of Temporary Alternatives. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $141 thousand and approximately $190 thousand is included in our consolidated statement of income for the three and six months ended June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue	$9,288	$5,984	$17,431	$9,665
Net income	4,590	2,916	6,237	6,854
Basic earnings per share	$0.34	$0.21	$0.46	$0.50
Basic weighted average shares outstanding	13,607	13,611	13,591	13,607
Diluted earnings per share	$0.34	$0.21	$0.46	$0.50
Diluted weighted average shares outstanding	13,691	13,864	13,686	13,834

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was approximately $2.9 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.1 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee is a related party - see Note 3 - Related Party Transactions for more information regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.5 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $375 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the three months ended  June 30, 2022.

The Dubin Group, Inc., and Dubin Workforce Solutions

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated  January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through June 30, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation. These adjustments included an increase in customer relationships of approximately $972 thousand, a decrease in customer lists of approximately $772 thousand, and the recognition of approximately $200 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$2,100
Note payable & net working capital payable	362
Total consideration	$2,462

Customer relationships	$1,600
Customer lists	200
Accounts receivable	462
Goodwill	200
Purchase price allocation	$2,462

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of Dubin. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $47 thousand and approximately $53 thousand is included in our consolidated statement of income for the three and six months ended June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue	$9,288	$7,407	$17,785	$10,564
Net income	4,386	3,738	5,466	6,953
Basic earnings per share	$0.32	$0.27	$0.40	$0.51
Basic weighted average shares outstanding	13,607	13,611	13,591	13,607
Diluted earnings per share	$0.32	$0.27	$0.40	$0.50
Diluted weighted average shares outstanding	13,691	13,864	13,686	13,834

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $150 thousand which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. We provisionally recognized a loss of approximately $478 thousand. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the three months ended  June 30, 2022. The elimination of the provisional loss resulted in a net gain for the six months ended  June 30, 2022.

The remaining assets related to the operations of the other acquired locations have not been sold and as of June 30, 2022 are classified as available-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia Snelling franchise as company-owned. The income from discontinued operations amounts as reported on our consolidated statements of income is comprised of the following amounts (in thousands):

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
Revenue	$426	$580
Cost of staffing services	248	330
Gross profit	178	250
SG&A	1	14
Net income before tax	177	236
Provision for income taxes	43	57
Net income	$134	$179

Northbound Executive Search

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated  January 25, 2022, for approximately $11.4 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through June 30, 2022, the fair value of assets acquired and liabilities assumes were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $308 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $79 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration	$9,858
Note payable	1,500
Total consideration	$11,358

Customer relationships	$7,700
Trade name	1,400
Accounts receivable	3,331
Other current assets	94
Goodwill	500
Current liabilities assumed	(1,667)
Purchase price allocation	$11,358

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of Northbound. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $351 thousand and approximately $451 thousand is included in our consolidated statement of income for the three and six months ended June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Total revenue	$9,288	$5,972	$17,621	$9,573
Net income	4,579	2,918	6,547	6,806
Basic earnings per share	$0.34	$0.21	$0.48	$0.50
Basic weighted average shares outstanding	13,607	13,611	13,591	13,607
Diluted earnings per share	$0.34	$0.21	$0.48	$0.49
Diluted weighted average shares outstanding	13,691	13,864	13,686	13,834

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The term loan is unsecured and subordinated to our senior instruments (Truist line of credit and Truist term loan). The Northbound term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the Northbound term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

Immediately after the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate ale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.3 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee is a related party - see Note 3 - Related Party Transactions for more information regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.7 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $389 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the three months ended  June 30, 2022.

Asset Acquisitions

LINK Staffing

On March 22, 2021, we completed our acquisition of the franchise relationships and similar assets of LINK in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "LINK Agreement"). LINK is a family-owned staffing company headquartered in Houston, TX. Pursuant to the LINK Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired franchise agreements for approximately 35 locations, and other assets of LINK Staffing for a purchase price of $11.1 million. Substantially all of the locations where we assumed franchisor status in this transaction have subsequently signed our HireQuest franchise agreement and all but one operate under the Snelling tradename. The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$11,123

Franchise agreements	10,886
Notes receivable	237
Purchase price allocation	$11,123

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

Recruit Media

On October 1, 2021 we completed our acquisition of Recruit Media in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, subject to customary representations and warranties. Recruit Media was a pre-revenue IT company whose intellectual property will allow us to accelerate improvements to our platform. The following table summarizes the values of the identifiable assets acquired as of the acquisition date (in thousands):

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

Dental Power

On December 6, 2021, we completed our acquisition of the Dental Power Staffing division (“Dental Power”) in accordance with the terms of the Asset Purchase Agreement dated November 2, 2021 (the "Dental Power Agreement") for $1.9 million. DPI is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina. Dental Power is a provider of temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. The addition of Dental Power brings additional resources and experience to HQI that will help expedite growth into a new staffing vertical.

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

Note 3 - Related Party Transactions

Prior to entering into a related party transaction which is disclosable pursuant to Item 404 of Regulation S-K, the Audit Committee reviews all relevant information available. The Audit Committee, in its sole discretion, may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

Several significant shareholders and directors of HQI also own portions of Jackson Insurance Agency, Bass Underwriters, Inc., Insurance Technologies, Inc., and a number of our franchisees (in whole or in part).

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Edward Jackson, a member of our Board and significant stockholder, and a member of Mr. Jackson’s immediate family own Jackson Insurance. Mr. Jackson, Richard Hermanns, our CEO, Chairman of our Board, and most significant stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

In March of 2021, we sold approximately $5.3 million of notes receivable to Bass, without recourse. Virtually all of the notes sold to Bass originated from the sale of branch locations acquired in the 2019 merger with Command Center, Inc. These notes were sold at their current outstanding principal value. The proceeds from the sale of these notes were used to help finance the Snelling and LINK transactions.

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

During the three months ended  June 30, 2022 and June 30, 2021, Jackson Insurance and Bass invoiced HQI approximately $145 thousand and $0, respectively, for premiums, taxes, and fees related to these insurance policies. During the six months ended  June 30, 2022 and June 30, 2021, Jackson Insurance and Bass invoiced HQI approximately $252 thousand and $584 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended June 30, 2022 and June 30, 2021, Insurance Technologies invoiced HQI approximately $27 thousand and $90 thousand, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2022 and June 30, 2021, Insurance Technologies invoiced HQI approximately $37 thousand and $193 thousand, respectively, for services provided pursuant to this agreement. We have retained a full time CIO since June, 2021 and thus spending pursuant to this agreement decreased significantly beginning in the third quarter of 2021.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 25 Worlds Franchisees at  June 30, 2022 that operated 64 of our 225 offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entities partially owned by the Worlds Franchisees.  The two franchises and four locations from these acquisitions are included in the numbers above. Gross proceeds from the sale of Temporary Alternatives was $2.9 million and we recognized a loss of $1.1 million. Gross proceeds from the sale of Northbound was $6.4 million and we recognized a loss of $1.3 million.

Concurrent with the Snelling acquisition in 2021 we sold the Princeton, NJ assets acquired to an entity partially owned by the Worlds Franchisees. Gross proceeds from the sale of Princeton was $81 thousand and we recognized a gain of $81 thousand.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Franchisee royalties	$2,181	$1,164	$4,265	$2,777

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	June 30, 2022	December 31, 2021
Due to franchisee	$2,118	$535
Risk management incentive program liability	593	703

Note 4 - Line of Credit and Term Loans

In June 2021, we entered into a loan agreement with Truist Bank (“Truist”) for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. The credit facilities are set up to facilitate a syndication of lenders with Truist acting as the administrative agent. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion. As of June 30, 2022, Truist remains the only lender.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At  June 30, 2022 the effective interest rate was approximately 3.4%. A non-use fee of 0.25% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At  June 30, 2022 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At June 30, 2022, approximately $10.7 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, $500 thousand was utilized by a letter of credit that secures our paycard funding account, and approximately $200 thousand was utilized as a reserve against the Northbound term loan. The Truist loan agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The Truist term loan is scheduled to mature on June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At  June 30, 2022 the effective interest rate was approximately 3.7%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility and to pay transaction related fees and expenses. The loan agreement contains hardwired mechanics for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

The Truist line of credit and the Truist term loan are cross collateralized, cross defaulted and coterminous.

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The Northbound term loan is unsecured and subordinated to our senior instruments (Truist line of credit and Truist term loan). The Northbound term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the Northbound term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

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

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend and intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2022 and 2021 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2021	$0.05	$680
June 1, 2021	0.06	817
September 1, 2021	0.06	822
December 1, 2021	0.06	822
March 1, 2022	0.06	822
June 1, 2022	0.06	827

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company and certain other vesting criteria are met. During the first six months of 2022, we issued approximately 6 thousand shares valued at approximately $97 thousand under this program. During the first six months of 2021, we issued approximately 4 thousand shares valued at approximately $61 thousand under this program.

In the first six months of 2022, we have issued 7,776 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $138 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,480 shares vested equally over the following three months. The remaining 1,296 shares were issued pursuant to our share purchase match program.

Also in the first six months of 2022, we have issued 44,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $764 thousand to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the following three months. The remaining 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

In the first six months of 2021, we issued 42,211 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $845 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 40,176 shares vested equally over the following three months. The remaining 2,035 shares were issued pursuant to our share purchase match program. Also in the first six months of 2021, we issued 2,280 shares of restricted common stock to certain Board members and employees pursuant to our share purchase match program valued at approximately $34 thousand.

The following table summarizes our restricted stock outstanding at December 31, 2021, and changes during the six months ended June 30, 2022 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2021	196	$11.26
Granted	82	17.68
Vested	(98)	12.14
Non-vested, June 30, 2022	180	13.73

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  June 30, 2022 and December 31, 2021.

The following table summarizes our stock options outstanding at December 31, 2021, and changes during the six months ended June 30, 2022 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2021	13	$5.47	$2.98
Granted	-	-	-
Outstanding, June 30, 2022	13	5.47	2.98

There were no non-vested stock options outstanding at June 30, 2022 or at  December 31, 2021.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $14.09 at June 30, 2022 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	5.7	$111

At June 30, 2022, there was unrecognized stock-based compensation expense totaling approximately $1.4 million relating to non-vested restricted stock grants that will be recognized over the next 3.4 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIEs was approximately $3.1 million and $2.9 million on  June 30, 2022 and December 31, 2021, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2022.

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

Our effective tax rate for continuing operations during the three months ended  June 30, 2022 and  June 30, 2021 was 15.1% and 20.1%, respectively. Our effective tax rate for continuing operations during the six months ended  June 30, 2022 and  June 30, 2021 was 14.9% and 1.3%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation is to allocate total income tax expense (or benefit) to the different components of continuing operations and discontinued operations.  This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax expense allocated to discontinued operations was $43 thousand for the three months ended June 30, 2022, and $57 thousand for the six months ended June 30, 2022.  There were no discontinued operations in 2021.

Note 10 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $4.0 million and $3.9 million as of  June 30, 2022 and December 31, 2021, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as other miscellaneous income in our consolidated statements of operations. Interest income was approximately $54 thousand and $96 thousand during the three months ended  June 30, 2022 and June 30, 2021, respectively. Interest income was approximately $147 thousand and $231 thousand during the six months ended  June 30, 2022 and June 30, 2021, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to the former. Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of  the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $405 thousand as of  June 30, 2022 and  December 31, 2021 for potentially uncollectible notes receivable from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	June 30, 2022	December 31, 2021
Note receivable	$4,352	$4,268
Allowance for losses	(405)	(405)
Notes receivable, net	$3,947	$3,863

Notes from Non-Franchisees

In connection with the Snelling acquisition, we sold certain California locations that had been company-owned by Snelling to the California purchaser (the “California Purchaser”). These locations are permitted to operate under the Snelling trademark pursuant to a license agreement paying us a royalty of 9% of their gross margin. The aggregate sale price for these locations consisted of cash, a promissory note that bears interest at 6.0% per annum, plus the right to receive a portion of revenue generated, subject to certain conditions being satisfied (the "California Conditions"). Similarly, in connection with the LINK acquisition, we assigned certain franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These franchisees operate pursuant to a LINK trademark sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize the LINK tradename.

During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. During the three months ended  June 30, 2022 we have been asked to provide a third forbearance agreement and avoid foreclosure action.  We are currently negotiating the terms and conditions related to that agreement. As part of the forbearance we will likely have to forgive additional payments due on the notes. After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand at June 30, 2022, bringing the note balance down to approximately $71 thousand, which we expect to collect before the end of 2022.

For notes to non-franchisees, we recognized interest income on this note of approximately $-0- and $96 thousand during the three months ended  June 30, 2022 and June 30, 2021, respectively. We recognized interest income on this note of approximately $41 thousand and $231 thousand during the six months ended  June 30, 2022 and June 30, 2021, respectively.

The following table summarizes our non-franchisee note receivable balance that has been deemed impaired (in thousands):

	June 30, 2022	December 31, 2021
Note receivable	$1,805	$1,805
Allowance for losses	(1,734)	(1,501)
Notes receivable, net	$71	$304

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

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by current global supply disruptions and inflation, including with respect to energy prices; the impacts of COVID-19 or other diseases or pandemics; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; the factors discussed in the “Risk Factors” section in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 15, 2022; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and LINK specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry. As of June 30, 2022 we had 223 franchisee-owned offices and 2 company owned offices in 38 states and the District of Columbia. We provide employment for an estimated 75,000 temporary employees annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The COVID-19 pandemic materially adversely impacted our business in 2020 and, to a much lesser extent, into 2021. Comparisons between 2022 and 2021 should be viewed through a COVID-19 lens with the understanding that for the six-month period ended June 30, 2021 our revenues and expenses were impacted by COVID and lower than they otherwise would have been. A full economic recovery has been slow to occur, and it is uncertain if businesses will remain fully open, or another broad shutdown will occur due to a variant or new strain. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain. Also affecting comparisons between 2022 and 2021 were the acquisitions consummated in 2021 and 2022 as described below.

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

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division ("Dental Power") of Dental Power International, Inc. (“DPI”) in accordance with the terms of a definitive agreement, dated November 2, 2021, for approximately $1.9 million. DPI is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina with long-standing client relationships in the dental industry. providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. As of June 30, 2022, all of the operations acquired from DPI remain company owned. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

The Temporary Alternatives Acquisition

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of the Asset Purchase Agreement dated  January 10, 2022 , including three locations in West Texas and New Mexico for approximately $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into West Texas and grow our franchise base, and we immediately entered into a franchise agreement and sold the non-working capital assets acquired. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired locations have not been sold and as of June 30, 2022 are classified as available-for-sale. In the meantime, we operate the Philadelphia Snelling franchise as company-owned.

The Northbound Acquisition

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated January 25, 2022, for approximately $11.4 million, inclusive of a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base, and we immediately entered into a franchise agreement and sold the customer-related assets acquired. We funded this acquisition with existing cash on hand, seller financing of $1.5 million, and a draw on our existing line of credit with Truist.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended June 30, 2022 and June 30, 2021. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Six months ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
Franchise royalties	$7,220	77.7%	$5,451	95.5%	$13,793	79.1%	$8,710	95.6%
Staffing revenue, owned locations	1,288	13.9%	-	0.0%	2,392	13.7%	-	0.0%
Service revenue	780	8.4%	256	4.5%	1,248	7.2%	399	4.4%
Total revenue	9,288	100.0%	5,707	100.0%	17,433	100.0%	9,109	100.0%
Cost of staffing revenue, owned locations	947	10.2%	-	0.0%	1,709	9.8%	-	0.0%
Gross profit	8,341	89.8%	5,707	100.0%	15,724	90.2%	9,109	100.0%
Selling, general and administrative expenses	3,530	38.0%	2,041	35.8%	6,367	36.5%	5,882	64.6%
Depreciation and amortization	610	6.6%	366	6.4%	1,176	6.7%	699	7.7%
Income from operations	4,201	45.2%	3,300	57.8%	8,181	46.9%	2,528	27.8%
Other miscellaneous income	1,458	15.7%	30	0.5%	(1,922)	(11.0)%	3,811	41.8%
Interest income	54	0.6%	96	1.7%	147	0.8%	231	2.5%
Interest and other financing expense	(109)	(1.2)%	(20)	(0.4)%	(157)	(0.9)%	(25)	(0.3)%
Net income before income taxes	5,604	60.3%	3,406	59.7%	6,249	35.8%	6,545	71.9%
Provision for income taxes	847	9.1%	686	12.0%	934	5.4%	83	0.9%
Net income from continuing operations	4,757	51.2%	2,720	47.7%	5,315	30.5%	6,462	70.9%
Income from discontinued operations, net of tax	134	1.4%	-	0.0%	179	1.0%	-	0.0%
Net income	$4,891	52.7%	$2,720	47.7%	$5,494	31.5%	$6,462	70.9%
Non-GAAP data
Adjusted EBITDA	$5,913	63.7%	$4,407	77.2%	$11,220	64.4%	$5,940	65.2%

Use of Non-GAAP Financial Measure: Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or Adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, compliance costs related to the work opportunity tax credit (“WOTC”) and other charges we consider unusual and/or non-recurring. We utilize Adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, WOTC-related costs and other non-recurring charges bear little or no relationship to our operating performance. By excluding interest expense, Adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, Adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the costs associated with qualifying for this tax credit. In addition, by excluding certain non-recurring charges, Adjusted EBITDA provides a basis for measuring financial performance without such items. In addition, our Credit Agreement requires us to comply with a fixed charge coverage ratio and a leverage ratio, both of which include Adjusted EBITDA substantially as defined above. For all of these reasons, we believe that Adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

However, because Adjusted EBITDA excludes depreciation and amortization, it does not measure the capital we require to maintain or preserve our fixed and intangible assets. In addition, because Adjusted EBITDA does not reflect interest expense, it does not take into account the total amount of interest we pay on outstanding debt, nor does it show trends in interest costs due to changes in our financing or changes in interest rates. Adjusted EBITDA, as defined by us, may not be comparable to Adjusted EBITDA as reported by other companies that do not define Adjusted EBITDA exactly as we define the term. Because we use Adjusted EBITDA to evaluate our financial performance, we reconcile it to net income, which is the most comparable financial measure calculated and presented in accordance with U.S. GAAP below (in thousands).

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Net income	$4,891	$2,720	$5,494	$6,462
Interest expense	109	20	157	25
Provision for income taxes	847	686	934	83
Depreciation and amortization	610	366	1,176	699
WOTC related costs	163	146	295	239
EBITDA	6,620	3,938	8,056	7,508
Non-cash compensation	364	301	610	569
Acquisition related charges, net	(1,304)	168	2,321	(2,137)
Impairment of notes receivable	233	-	233	-
Adjusted EBITDA	$5,913	$4,407	$11,220	$5,940

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

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

Gross profit for the three months ended June 30, 2022 was approximately $8.3 million compared to $5.7 million for the three months ended June 30, 2021, an increase of 46.2%. Gross profit as a percentage of system-wide sales was 6.9% for the three months ended June 30, 2022 versus 6.4% for the three months ended June 30, 2021.  The 60-basis point improvement was primarily due to increased service revenue and the Gross Profit from the company owned locations.

Franchise Royalties

Franchise royalties for the three months ended June 30, 2022 were approximately $7.2 million, an increase of 32.5% from $5.5 million for the three months ended June 30, 2021. This increase is consistent with the 33.7% increase in underlying system-wide-sales for the quarter ended June 30, 2022 compared to the prior year quarter. Approximately $418 thousand of this increase in royalties was due to the Snelling, LINK, Northbound, Temporary Alternatives and Dubin acquisitions and approximately $1.4 million was due to organic growth. Our net effective royalty rate (as a percentage of external system-wide sales) held steady at 6.1% for the three-month period ended June 30, 2022 and 2021.  Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models we operate under, as well as incentives we offer during the year. A summary of franchise royalties for the three months ended June 30, 2022 and June 30, 2021 are as follows (in thousands):

	Three months ended
	June 30, 2022	June 30, 2021
Franchise royalties from pre-existing locations	$4,673	$3,322
Franchise royalties from 2021 acquisitions	2,008	2,129
Franchise royalties from 2022 acquisitions	539	-
Franchise royalties	$7,220	$5,451

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations.

Service revenue for the three months ended June 30, 2022 was approximately $780 thousand, an increase of $524 thousand from the three months ended June 30, 2021, when service revenue was approximately $256 thousand. This increase was largely due to the growth in the number of franchisee locations and corresponding service-related fees. Due to the timing of certain services and the related costs to provide them, we have incurred a disproportionate amount of service revenue in the three months ended June 30, 2022 and do not expect the same trend to continue in the next two quarters. The remaining increase relates to interest and follows the overall increase in accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. The Company does not strive to increase interest on aged accounts receivable.

Staffing Revenue, Owned Locations

Following the December 2021 acquisition of Dental Power, we have a platform to build a customer base in the dental-oriented sector of the staffing industry, which we expect will benefit our entire system by increasing revenue opportunities under the HireQuest Health brand. As of June 30, 2022, all of the operations acquired from DPI remain company owned, but franchisees in 19 locations are operating under the HireQuest Health banner. Although we may franchise Dental Power operations in the future, we currently have no firm plans in place to do so. For the three months ended June 30, 2022, staffing revenue from owned locations was $1.3 million. We had no company owned locations during the three months ended June 30, 2021.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended June 30, 2022 were approximately $3.5 million, an increase from $2.0 million for the three months ended June 30, 2021. The increase in SG&A expenses primarily relates to salaries and benefits, which increased $766 thousand as a result of additional headcount to keep pace with growth in system-wide sales as a result of the 2021 and 2022 acquisitions, plus organic growth. In addition, Compensation expense in the three months ended June 30, 2022 includes an accrual of approximately $303 thousand for executive bonuses. There was no such accrual in the three months ended June 30, 2021. Compensation-related expenses remain by far the largest component of SG&A.

For the three months ended June 30, 2022, SG&A also includes a $233 thousand impairment charge related to notes receivable due from non-franchisees. During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. During the three months ended June 30, 2022 we were asked to provide a third forbearance agreement and avoid foreclosure action.  We are currently negotiating the terms and conditions related to that agreement. As part of the forbearance we will likely have to forgive additional payments due on the notes. After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand at June 30, 2022, bringing the note balance down to approximately $71 thousand, which we expect to collect before the end of 2022.

Other Income and Expense

Other income and expense consists of depreciation, amortization, interest income, rent received from sub-tenants, and other non-operating income and expense.

Depreciation and amortization
Depreciation and amortization for the three months ended June 30, 2022 was approximately $610 thousand compared to $366 thousand for the three months ended June 30, 2021. We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. In late 2021, we completed the construction of a 10,000 square foot building adjacent to our corporate headquarters and a supporting parking lot. Depreciation increased by approximately $19 thousand in the three months ended June 30, 2022 due to this addition. The remaining increase of $225 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in acquisitions during 2021 and $14.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $23.9 million in other intangibles over the two years, only $3.6 million are indefinite lived and not amortized. Future years will continue to have significant amortization expense until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense
For the three months ended June 30, 2022, other miscellaneous income was approximately $1.5 million, compared to income of $30 thousand for the three months ended June 30, 2021. In the three months ended June 30, 2022, we recognized approximately $1.4 million in gains resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. The gain is actually a partial reversal of the $3.6 million loss recognized in the first quarter of 2022 due to valuation adjustments as the accounting for those transactions was being finalized.

The remaining other miscellaneous income for the three months ended June 30, 2022, and income for the three months ended June 30, 2021, is primarily gross rents from leasing excess space at our corporate headquarters to third parties. We lease approximately 3,220 square feet of office space in our headquarters to unaffiliated companies. These leases are at the market rate. Rental income for the three months ended June 30, 2022 is higher than the three months ended June 30, 2021 after completion of the new building adjacent to our corporate headquarters.

Interest income and expense
Interest income for the three months ended June 30, 2022 was approximately $54 thousand compared to $96 thousand for the three months ended June 30, 2021. Interest income represents interest related to the financing of franchised locations, and one note to the California Purchaser. The decrease is primarily related to stopping the accrual of interest on the impaired notes to non-franchisees.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased from $20 thousand at June 30, 2021 to $109 thousand at June 30, 2022. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the acquisitions in the first quarter of 2022, we carried a larger balance on our line of credit for most of the quarter ended June 30, 2022.

Provision for income tax
Income tax expense was approximately $847 thousand for the three months ended June 30, 2022. We estimate an annual projected effective tax rate (ETR) for the year to determine income tax expense (benefit) in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are  and windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our ETR for the three months ended June 30, 2022 was 15.1%.

Income tax expense for the three months ended June 30, 2021 was approximately $686 thousand. The annual ETR included the non-taxable bargain purchase gain recognized in 2021. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower ETR in the period recorded. Our ETR for the three months ended June 30, 2021 was 20.1%.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

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

Gross profit for the six months ended June 30, 2022 was approximately $15.7 million compared to $9.1 million for the six months ended June 30, 2021, an increase of 72.6%. This increase is consistent with the 51.6% increase in underlying system-wide-sales for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. In addition, the net effective royalty rate was higher in the six months ended June 30, 2022 than it was in the six months ended June 30, 2021. Gross profit as a percentage of system-wide sales was 7.1% for the six-month period ended June 30, 2022 versus 6.2% for the six months ended June 30, 2021. The 90-basis point improvement was primarily due to increased service revenue and the Gross Profit from the company-owned location.

Franchise Royalties
Franchise royalties for the six months ended  June 30, 2022 were approximately $13.8 million, an increase of 58.4% from $8.7 million for the six months ended June 30, 2021. Approximately $3.3 million of this increase in royalties was due to th e Snelling and LINK acquisitions and approximately $1.8 million was due to organic growth. Our net effective royalty rate (as a percentage of external system-wide sales) increased from 6.0% for the six months ended June 30, 2021 to 6.3% for the six months ended June 30, 2022.  Our net effective royalty rate will fluctuate due to mix of business among the various royalty models we offer and will generally be higher in the early portion of the year until volume related discounted rates become effective. A summary of franchise royalties for the six months ended  June 30, 2022 and  June 30, 2021 are as follows (in thousands):

	Six months ended
	June 30, 2022	June 30, 2021
Franchise royalties from pre-existing locations	$8,400	$6,553
Franchise royalties from 2021 acquisitions	4,699	2,157
Franchise royalties from 2022 acquisitions	694	-
Franchise royalties	$13,793	$8,710

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in Service Revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations. These license fees are included in service revenue.

Service revenue for the six months ended  June 30, 2022 was approximately $1.2 million, an increase from approximately $399 thousand for the six months ended June 30, 2021. This increase was largely due to the introduction of trademark license fees after the March 2021 Acquisitions. In addition, we experienced strong growth in the number of franchisee locations and the related service-related fees. Due to the timing of certain services and the related costs to provide them, we have incurred a disproportionate amount of service revenue in the first half of 2022 and do not expect the same trend to continue in the last two quarters. The remaining increase relates to interest and follows the overall increase in accounts receivable, although relatively few age over 42 days and result in service revenue for us. In addition, for the six months ended June 30, 2022, several franchisees elected to charge back accounts early in order to avoid the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. The Company does not strive to increase interest on aged accounts receivable.

Staffing Revenue, Owned Locations
Following the December 2021 acquisition of Dental Power, we have a platform to build a customer base in the dental-oriented sector of the staffing industry, which we expect will benefit our entire system by increasing revenue opportunities under the HireQuest Health brand. As of June 30, 2022, all of the operations acquired from DPI remain company owned.  Although we may franchise these operations in the future, we currently have no firm plans in place to do so. For the six months ended June 30, 2022, staffing revenue from owned locations was approximately $2.4 million. We had no company owned locations during the six months ended June 30, 2021.

Selling, General, and Administrative Expenses
SG&A expenses for the six months ended  June 30, 2022 were approximately $6.4 million, an increase of 8.3% from $5.9 million for the six months ended June 30, 2021. The increase in SG&A expenses primarily relates to salaries and benefits, which increased approximately $590 thousand as a result of additional headcount to keep pace with growth in system-wide sales as a result of the 2021 and 2022 acquisitions, plus the organic growth. In addition, compensation expense in the six months ended  June 30, 2022 includes an accrual of approximately $657 thousand for executive bonuses. There was no such accrual in the six months ended June 30, 2021, although the six months ended June 30, 2021  includes the entire 2020 executive bonus of $1.1 million. We have historically recognized discretionary bonuses in the first quarter of the fiscal year following the year to which the bonus related.  Beginning in the fourth quarter of 2021, we changed our methodology and now recognize the expense during the year to which the bonus relates, resulting in the accrual described in the preceding sentence.

For the six months ended  June 30, 2022, SG&A also includes a $233 thousand impairment charge related to notes receivable due from non-franchisees. During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. During the three months ended June 30, 2022 we were asked to provide a third forbearance agreement and avoid foreclosure action.  We are currently negotiating the terms and conditions related to that agreement. As part of the forbearance we will likely have to forgive additional payments due on the notes. After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand at June 30, 2022 , bringing the note balance down to approximately $71 thousand, which we expect to collect before the end of 2022.

These increases were offset by a decrease in SG&A expenses relating to a reduction in workers compensation expenses of approximately $602 thousand, primarily as a result of aggressive claims management and lower experience rates. The reduction in workers compensation expenses is mostly a reflection of our efforts to reduce the long-tail exposure from Snelling pre-acquisition claims. In addition, the six months ended June 30, 2021 included acquisition-related expenses of approximately $1.6 million. Acquisition-related expenses for the six months ended June 30, 2022 were only $88  thousand.

Other income and expense
Other income and expense consists of depreciation, amortization, interest income, rent received from sub-tenants, and other non-operating income and expense.

Depreciation and amortization
Depreciation and amortization for the six months ended June 30, 2022 was approximately $1.2 million, compared to $699 thousand for the six months ended June 30, 2021. We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. In late 2021, we completed the construction of a 10,000 square foot building adjacent to our corporate headquarters and a supporting parking lot. Depreciation increased by approximately $39 thousand in the six months ended June 30, 2022 due to this addition. The remaining increase of $438 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in acquisitions during 2021 and $14.9 million of other intangibles in acquisitions during the six months ended June 30, 2022. Of the $14.9 million in other intangibles, only $3.7 million are indefinite lived and not amortized. Future years will continue to have significant amortization expense until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense
For the six months ended June 30, 2022, other miscellaneous income (loss) was a loss of approximately $1.9 million, compared to income of $3.8 million for the six months ended June 30, 2021. In the six months ended June 30, 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises.

The remaining increase of other miscellaneous income during the six months ended  June 30, 2022 represents gross rents from leasing excess space at our corporate headquarters to third parties. We lease approximately 3,220 square feet of office space in our headquarters to unaffiliated companies. These leases are at the market rate.  Rental income for the six months ended June 30, 2022 is higher than the six months ended June 30, 2021 after completion of the new building adjacent to our corporate headquarters.

Other miscellaneous income in the six months ended June 30, 2021 includes a bargain purchase gain of approximately $4.9 million from the Snelling acquisition (adjusted to $5.6 million in later quarters), which is recorded net of deferred taxes. This gain was partially offset by losses during the six months ended June 30, 2021 on the transfer of unwanted assets acquired in the LINK transaction of approximately $1.9 million.  The remaining items of other miscellaneous income consist of small gains and losses resulting from the conversion of Snelling owned stores to franchises, and gross rents from leasing excess space at our corporate headquarters to third parties.

Interest income and expense
Interest income for the six months ended June 30, 2022 was approximately $147 thousand compared to $231 thousand for the six months ended June 30, 2021. Interest income represents interest related to the financing of franchised locations, and one note to the California Purchaser. The decrease is consistent with a decrease in principal related to the financing of franchised locations. In March  2021, we sold approximately $5.3 million of notes receivable to Bass for no gain or loss in order to mitigate credit risk and potential future losses. In addition, during the six months ended June 30, 2022 we stopped accruing interest on the impaired notes receivable from non-franchisees.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased from $25 thousand at June 30, 2021 to $157 thousand at June 30, 2022. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the acquisitions in the six months ended June 30, 2022, we carried a larger balance on our line of credit for most of the period.

Provision for income tax
Income tax expense was approximately $934 thousand for the six months ended June 30, 2022. We estimate an annual projected effective tax rate (ETR) for the year to determine income tax expense (benefit) in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are  and windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our ETR for the six months ended June 30, 2022 was 14.9%.

Income tax expense for the six months ended June 30, 2021 was approximately $83 thousand. The tax expense includes the non-taxable bargain purchase gain recognized in 2021. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower ETR in the period recorded. We do not expect that benefit to reoccur, but generally expect that our effective tax rate will be significantly lower than statutory rates due to ongoing Work Opportunity Tax Credits and stock-based compensation.

Liquidity and Capital Resources

Overview
Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, staffing revenue from owned locations, and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned or acquired offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with Truist, (see "Revolving Credit and Term Loan Agreement with Truist" below).

On June 30, 2022, our current assets exceeded our current liabilities by approximately $22.2 million. Our current assets included approximately $1.1 million of cash and $45.7 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. We used approximately $19.1 million of cash during the six months ended June 30, 2022 for acquisitions. Our largest current liabilities as of June 30, 2022 included approximately $12.3 million due to our franchisees on pending settlement statements, $4.7 million related to our workers’ compensation claims liability, and $2.8 million of borrowings under our line of credit.

Our working capital requirements are driven largely by temporary employee payroll, which is typically daily or weekly, and weekly cash settlements with our franchises. Since collections from accounts receivable lag employee pay our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and aged accounts receivable are converted to cash upon collection. As the economy recovers, our cash balance generally decreases and accounts receivable increase.

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

Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. We expect our borrowing costs to increase as the Federal Reserve raises its benchmark interest rates in an effort to bring down inflation.

Operating Activities

During the six months ended June 30, 2022, cash generated by continuing operating activities was approximately $8.7 million and included net income of approximately $5.3 million, adjusted by non-cash items including a net loss on the sale of intangible assets acquired of approximately $2.2 million, depreciation and amortization in the amount of $1.2 million, and stock-based compensation of $1.3 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $1.2 million. During the six months ended June 30, 2021, cash generated by operating activities was approximately $11.3 million and included net income of approximately $6.5 million, adjusted by non-cash items including a net loss on the sale of intangible assets acquired of approximately $1.2 million, depreciation and amortization in the amount of $700 thousand, and stock-based compensation of $569 thousand.  These provisions were partially offset by a bargain purchase gain recognized in relation to an acquisition of approximately $5.0 million, and changes in operating assets and liabilities requiring cash of approximately $1.0 million. Cash for the six months ended June 30, 2021 was also boosted by the return of a workers’ compensation claim deposit of approximately $7.2 million which was acquired in the Snelling transaction

Investing Activities

During the six months ended June 30, 2022, cash used by investing activities was approximately $10.0 million and included cash paid for acquisitions of approximately $19.1 million. This use was partially offset by the proceeds from the sale of purchased locations of approximately $9.3 million. During the six months ended June 30, 2021, cash used by investing activities was approximately $24.0 million and included cash paid for acquisitions of approximately $28.8 million. This use was offset by proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million.

Financing Activities

During the six months ended June 30, 2022, cash provided by financing activities was approximately $751 thousand and included net proceeds from our revolving line of credit of approximately $2.7 million. This provision was offset by the payment of approximately $1.6 million in dividends and net payments on our term loan of $266 thousand. During 2021, cash provided by financing activities was approximately $1.2 million and included initiation of the term loan of approximately $3.2 million offset by the payment of dividends totaling approximately $1.5 million, and debt issuance costs of $476 thousand related to establishing our line of credit.

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

At June 30, 2022, availability under the line of credit was approximately $27.0 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances.

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2022. We do not believe inflation has had a material effect on our Company’s results of operations as inflation generally results in higher rates per hour that can offset any slowdown in organic growth opportunities. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

In late 2019, there was an outbreak of a new strain of coronavirus (COVID) first identified in Wuhan, Hubei Province, China, which has since spread globally. On March 11, 2020, the World Health Organization declared COVID a pandemic. Further, the COVID outbreak has resulted in government authorities around the world implementing numerous measures to try to reduce the spread of COVID, such as travel bans and restrictions, quarantines, “shelter-in-place,” “stay-at-home,” total lock-down orders, business limitations or shutdowns and similar orders. As a result, the COVID pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation, and created significant volatility and disruption of financial markets.

More recently, more contagious variants of COVID, such as the Delta and Omicron variants, have emerged and spread globally, which has caused some governments to reimplement various measures, or impose new restrictions, in an effort to lessen the spread of COVID and its variants. While we do not expect COVID to impact our operations, it could impact our acquisition strategy, positively or negatively. The extent to which new opportunities are presented to us will depend on future developments, which remain highly uncertain and cannot be predicted with confidence.

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

During the six months ended June 30, 2022, nearly all of our offices were franchised with the only exceptions being the Dental Power location acquired in the fourth quarter of 2021 and a portion of the Dubin operations acquired in the first quarter of 2022. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale. During the six months ended June 30, 2021, all of our offices were franchised. The following table reflects our system-wide sales broken into its components for the periods indicated. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages).

	Three months ended			Six months ended
	June 30, 2022	June 30, 2021	Change	June 30, 2022	June 30, 2021	Change
System-wide sales	$120,032	$89,744	33.7%	$221,065	$145,849	51.6%

Approximately $36.4 million of system-wide sales during the three months ended June 30, 2022 was due to the 2021 acquisitions, and approximately $8.4 million was due to the 2022 acquisitions.  For the six months ended June 30, 2022, approximately $68.6 million was due to the 2021 acquisitions and approximately $10.6 million was due to the 2022 acquisitions. For the three and six months ended June 30, 2021 approximately $31.8 million and $38.5 million was due to the 2021 acquisitions, respectively.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. Our franchisees opened four offices in the first quarter of 2022 and did not close any.

The following table accounts for the number of offices opened and closed or consolidated in the first three months of 2022.

Offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Offices, December 31, 2021	217
Opened in 2022	8
Purchased in 2022	3
Closed in 2022	(3)
Offices, June 30, 2022	225

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

Notwithstanding the material weakness, which still existed as of June 30, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management Plans to Remediate Material Weakness

On December 1, 2021 we hired David S. Burnett as CFO. We believe that the addition of Mr. Burnett materially strengthened our internal control over financial reporting. Management continues to take action to remediate the material weakness in internal control over financial reporting, including hiring additional staff in the accounting department and engaging third party professionals with the appropriate technical expertise.

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

Changes in internal control over financial reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2022 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in Part I, Item 1A of our most recent annual report on Form 10-K which we filed with the SEC on March 15, 2022 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. Except as set forth below, there have been no material changes to the risk factors included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 15, 2022.

If our goodwill is impaired, we will record a non-cash charge to our results of operations and the amount of the charge may be material. At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill for impairment as required by generally accepted accounting principles in the United States. The estimated fair value of our goodwill could change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to reduce the carrying amount of goodwill by taking a non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our and our franchisees’ customers’ businesses and levels of business activity. The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions may not be limited to Russia and Russian companies and may spill over to and negatively impact other regional and global economic markets. A prolonged conflict may result in increased inflation, rising energy prices and an even more constrained supply chain, and thus may exacerbate the inflationary global economic environment. At this time, the extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

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

101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (embedded within the Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, hereunto duly authorized.

/s/ Richard Hermanns	August 9, 2022
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	August 9, 2022
David S. Burnett	Date
Chief Financial Officer