Form 10-Q
period 2022-09-30
HireQuest, Inc.
filed 2022-11-04
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of issuer's common stock outstanding at November 2, 2022: 13,877,653

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	September 30, 2022	December 31, 2021
ASSETS	(unaudited)
Current assets
Cash	$1,535	$1,256
Accounts receivable, net of allowance for doubtful accounts	45,686	38,239
Notes receivable	1,272	1,481
Prepaid expenses, deposits, and other assets	1,313	659
Prepaid workers' compensation	873	369
Current assets held for sale - discontinued operations	204	-
Total current assets	50,883	42,004
Property and equipment, net	4,397	4,454
Workers’ compensation claim payment deposit	1,231	948
Franchise agreements, net	17,714	18,848
Other intangible assets, net	11,568	8,078
Goodwill	1,075	-
Other assets	447	334
Notes receivable, net of current portion and reserve	2,452	2,686
Total assets	$89,767	$77,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$206	$1,126
Line of credit	2,206	171
Term loans payable	699	210
Other current liabilities	2,662	2,658
Accrued payroll, benefits, and payroll taxes	3,411	3,687
Due to franchisees	11,380	7,496
Risk management incentive program liability	1,199	1,632
Workers' compensation claims liability	3,852	4,491
Total current liabilities	25,615	21,471
Term loan payable, net of current portion	3,429	2,856
Deferred tax liability	-	473
Workers' compensation claims liability, net of current portion	2,591	3,759
Franchisee deposits	2,242	2,058
Total liabilities	33,877	30,617
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,905 and 13,745 shares issued, respectively	14	14
Additional paid-in capital	32,365	30,472
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	23,657	16,395
Total stockholders' equity	55,890	46,735
Total liabilities and stockholders' equity	$89,767	$77,352

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Franchise royalties	$7,433	$6,540	$21,226	$15,250
Staffing revenue, owned locations	1,499	-	3,891	-
Service revenue	429	341	1,677	741
Total revenue	9,361	6,881	26,794	15,991
Cost of staffing revenue, owned locations	1,123	-	2,832	-
Gross profit	8,238	6,881	23,962	15,991
Selling, general and administrative expenses	2,395	3,044	8,763	8,927
Depreciation and amortization	601	366	1,777	1,065
Income from operations	5,242	3,471	13,422	5,999
Other miscellaneous income (expense)	(99)	36	(2,020)	3,847
Interest income	51	54	198	285
Interest and other financing expense	(100)	(42)	(256)	(67)
Net income before income taxes	5,094	3,519	11,344	10,064
Provision for income taxes	946	325	1,880	408
Net income from continuing operations	4,148	3,194	9,464	9,656
Income from discontinued operations, net of tax	98	-	277	-
Net income	$4,246	$3,194	$9,741	$9,656

Basic earnings per share
Continuing operations	$0.30	$0.24	$0.70	$0.72
Discontinued operations	0.01	-	0.02	-
Total	$0.31	$0.24	$0.72	$0.72

Diluted earnings per share
Continuing operations	$0.30	$0.23	$0.69	$0.71
Discontinued operations	0.01	-	0.02	-
Total	$0.31	$0.23	$0.71	$0.71

Weighted average shares outstanding
Basic	13,610	13,482	13,598	13,461
Diluted	13,677	13,622	13,688	13,588

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
Nine months ended (in thousands)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock-based compensation	-	-	-	1,893	-	1,893
Common stock dividends	-	-	-	-	(2,479)	(2,479)
Restricted common stock granted for services	160	-	-	-	-	-
Net income	-	-	-	-	9,741	9,741
Balance at September 30, 2022	13,905	$14	$(146)	$32,365	$23,657	$55,890

Balance at December 31, 2020	13,629	$14	$(146)	$28,811	$7,685	$36,364
Stock-based compensation	-	-	-	1,420	-	1,420
Common stock dividends	-	-	-	-	(2,318)	(2,318)
Restricted stock granted for services	98	-	-	-	-	-
Net income	-	-	-	-	9,656	9,656
Balance at September 30, 2021	13,727	$14	$(146)	$30,231	$15,023	$45,122

Three months ended
Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888
Stock-based compensation	-	-	-	584	-	584
Common stock dividends	-	-	-	-	(828)	(828)
Restricted common stock granted for services	78	-	-	-	-	-
Net income	-	-	-	-	4,246	4,246
Balance at September 30, 2022	13,905	$14	$(146)	$32,365	$23,657	$55,890

Balance at June 30, 2021	13,673	$14	$(146)	$29,380	$12,651	$41,899
Stock-based compensation	-	-	-	851	-	851
Common stock dividends	-	-	-	-	(822)	(822)
Restricted stock granted for services	54	-	-	-	-	-
Net income	-	-	-	-	3,194	3,194
Balance at September 30, 2021	13,727	$14	$(146)	$30,231	$15,023	$45,122

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
(in thousands)	September 30, 2022	September 30, 2021
Cash flows from operating activities
Net income	$9,741	$9,656
Income from discontinued operations	(277)	-
Net income from continuing operations	9,464	9,656
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,777	1,022
Non-cash interest	72	24
Allowance for losses on notes receivable	233	307
Stock based compensation	1,892	1,420
Deferred taxes	(473)	(1,035)
Loss on disposition of intangible assets	2,233	1,222
Bargain purchase gain	-	(4,961)
Changes in operating assets and liabilities:
Accounts receivable	(1,393)	(4,549)
Prepaid expenses, deposits, and other assets	(745)	(508)
Prepaid workers' compensation	(504)	274
Accounts payable	(2,434)	(240)
Risk management incentive program liability	(433)	306
Other current liabilities	(320)	2,704
Accrued payroll, benefits and payroll taxes	(389)	(765)
Due to franchisees	3,884	3,682
Workers' compensation claim payment deposit	(284)	6,976
Workers' compensation claims liability	(1,806)	(715)
Net cash provided by operating activities - continuing operations	10,774	14,820
Net cash provided by operating activities - discontinued operations	535	-
Net cash provided by operating activities	11,309	14,820
Cash flows from investing activities
Purchase of acquisitions	(19,133)	(28,973)
Purchase of property and equipment	(100)	(713)
Proceeds from the sale of purchased locations	9,317	997
Proceeds from the sale of notes receivable	-	5,261
Proceeds from payments on notes receivable	610	477
Cash issued for notes receivable	(50)	(808)
Investment in intangible asset	(976)	(438)
Net change in franchisee deposits	184	147
Net cash used in investing activities	(10,148)	(24,050)
Cash flows from financing activities
Proceeds from term loan payable	-	3,154
Payments on term loan payable	(438)	(35)
Payments related to debt issuance	-	(477)
Net proceeds from revolving line of credit	2,035	-
Proceeds from affiliates	-	28
Payment of dividends	(2,479)	(2,318)
Net cash (used in) provided by financing activities	(882)	352
Net increase (decrease) in cash	279	(8,878)
Cash, beginning of period	1,256	13,667
Cash, end of period	$1,535	$4,789
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	350	1,247
Amounts payable related to the purchase of acquisition	1,800	-
Supplemental disclosure of cash flow information
Interest paid	185	43
Income taxes paid, net of refunds	3,025	1,240

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) s a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and LINK Staffing specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry.

On January 24, 2022 we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of $336 thousand of adjusted net working capital payable. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a $300 thousand note payable and $62 thousand of adjusted net working capital payable. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a $1.5 million note payable and $328 thousand of adjusted net working capital payable. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry.

On March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.9 million. On March 22, 2021, we completed our asset acquisition of LINK Staffing and affiliates (“LINK”) in which we acquired all of the franchise relationships and certain other assets of LINK for a purchase price of approximately $11.1 million. On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”). We purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, inclusive of $1.0 million of liabilities assumed. On December 6, 2021 we completed the acquisition of the Dental Power Staffing division from Dental Power International, Inc. ("DPI") for $1.9 million, inclusive of $382 thousand of contingent consideration.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of  September 30, 2022 we had 225 franchisee-owned offices and 2 company owned offices in 38 states and the District of Columbia. We are the employer of record to approximately 75,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

For staffing services provided by company-owned offices, and for purchased accounts receivable, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on company-owned and purchased accounts receivable was approximately $27 thousand and $26 thousand at September 30, 2022,and  December 31, 2021, respectively.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
HireQuest Direct model	$4,360	$4,045	$12,310	$9,957
HireQuest, Snelling, DriverQuest, HireQuest Health, and Northbound	3,073	2,495	8,916	5,293
Total	$7,433	$6,540	$21,226	$15,250

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

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $405 thousand at  September 30, 2022 and December 31, 2021.

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our impairment reserve on notes receivable from non-franchisees was approximately $1.6 million and $1.5 million at  September 30, 2022 and December 31, 2021, respectively.

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable (see "Impairment" below). If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2022 or 2021.

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

The table below reflects information related to our intangible assets (in thousands).

		September 30, 2022			December 31, 2021
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$19,916	$(2,202)	$17,714	$19,916	$(1,068)	$18,848
Customer lists	10 years	3,462	(155)	3,307	2,089	(239)	1,850
Purchased software	7 years	3,200	(457)	2,743	3,200	(114)	3,086
Internally developed software	7 years	1,892	-	1,892	916	-	916
Total finite-lived intangible assets		28,470	(2,814)	25,656	26,121	(1,421)	24,700
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	1,400	-	1,400	-	-	-
Total intangible assets		$32,096	$(2,814)	$29,282	$28,347	$(1,421)	$26,926

Impairment

Indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the Indefinite-lived intangible asset is more likely than not impaired. Such indicators may include a deterioration in macroeconomic conditions a significant increase in cost factors; negative overall financial performance (including a decline in our expected future cash flows); entity-specific changes in key personnel, strategy or customers; and industry considerations including competition, legal, regulatory, contractual or asset-specific factors, among others. The occurrence of these indicators could have a significant impact on the recoverability of the indefinite-lived intangible and could have a material impact on our consolidated financial statements. For purposes of our impairment test, the assessment of indefinite-lived intangibles is performed at the asset level.

Impairment of indefinite-lived intangibles is determined using a two-step process. The first step involves assessing qualitative factors to determine if a quantitative impairment test is necessary. Further testing is only required if  we determine, based on the qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset's fair value is less than its carrying amount. Otherwise, no further impairment testing is required. The qualitative assessment may be performed on none, some, or all of our indefinite-lived intangible assets. Alternatively, we can bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to the quantitative impairment test.

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At September 30, 2022 we had a single reporting unit.

The table below summarizes our goodwill at December 31, 2021 and changes during the nine months ended September 30, 2022 (in thousands):

Goodwill balance at December 31, 2021	$-
Goodwill recorded on acquisition of Temporary Alternatives	375
Goodwill recorded on acquisition of Dubin	200
Goodwill recorded on acquisition of Northbound	500
Goodwill balance at September 30, 2022	$1,075

Impairment

Goodwill is tested annually for impairment during the third quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate goodwill is more likely than not impaired. Such indicators may include a sustained, significant decline in our stock price; a decline in our expected future cash flows; significant disposition activity; a significant adverse change in the economic or business environment; and the testing for recoverability of a significant asset group, among others. The occurrence of these indicators could have a significant impact on the recoverability of goodwill and could have a material impact on our consolidated financial statements.

For purposes of our impairment test, we operate as a single reporting unit. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

When evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying value. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing these events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, a quantitative impairment test is not necessary. If necessary, the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, no impairment of goodwill is deemed necessary. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, up to the carrying value of the goodwill.

Based on our annual qualitative assessment, we have concluded that it is more likely than not the fair value of our reporting unit exceeded its carrying value and our goodwill was not impaired. As such, it was not necessary to perform the quantitative impairment test.

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  September 30, 2022 and  September 30, 2021 totaled approximately 240 thousand and 229 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Weighted average number of common shares used in basic net income per common share	13,610	13,482	13,598	13,461
Dilutive effects of unvested restricted stock and stock options	67	140	90	127
Weighted average number of common shares used in diluted net income per common share	13,677	13,622	13,688	13,588

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

	September 30, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,535	$1,535	$-	$-
Notes receivable	3,701	-	3,701	-
Accounts receivable	45,686	-	45,686	-
Notes receivable - impaired	23	-	-	23
Total assets at fair value	$50,945	$1,535	$49,387	$23

Term loans payable	$4,127	$-	$4,127	$-
Line of credit	2,206	-	2,206	-
Total liabilities at fair value	$6,333	$-	$6,333	$-

	December 31, 2021
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,256	$1,256	$-	$-
Notes receivable	4,027	-	4,027	-
Accounts receivable	38,239	-	38,239	-
Notes receivable - impaired	140	-		140
Total assets at fair value	$43,662	$1,256	$42,266	$140

Term loan payable	$3,066	$-	$3,066	$-
Line of credit	171	-	171	-
Total liabilities at fair value	$3,237	$-	$3,237	$-

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

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees  may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $16 thousand and $14 thousand during the three months ended   September 30, 2022 and  September 30, 2021, respectively. Matching expense totaled approximately $47 thousand and $41 thousand during the nine months ended   September 30, 2022 and  September 30, 2021, respectively.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in ASU 2017-4 simplify the measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this guidance using a prospective transition method and incorporated the guidance into its annual goodwill impairment testing performed in the quarter ended September 30, 2022.

We do not expect other accounting standards that the FASB or other standards-setting bodies have issued to have a material impact on our financial position, results of operations, or cash flows.

Note 2 - Acquisitions

Business Combinations

Snelling Staffing

On March 1, 2021, we completed our acquisition of certain assets of Snelling in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). Founded in 1951, Snelling is a well-known staffing company previously headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired substantially all of the operating assets and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million. Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to the sellers at closing so the seller could facilitate payment on behalf of HQ Snelling to settle accrued payroll liabilities HQ Snelling assumed pursuant to the Snelling Agreement. Where we assumed franchisor status in this transaction, locations converting to the HireQuest model have subsequently signed our HireQuest franchise agreement but will continue to operate under the Snelling tradename.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date. From the date of acquisition through December 31, 2021, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with the net working capital reconciliation. These adjustments included an increase in accounts receivable of approximately $1.1 million, a decrease in other current assets of approximately $9 thousand, an increase in current liabilities of approximately $77 thousand, an increase in other liabilities of approximately $217 thousand, and an increase in the bargain purchase gain of approximately $662 thousand. No adjustments were made during 2022.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Snelling had occurred on January 1, 2020, (b) all of Snelling’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $1.1 million and approximately $3.4 million is included in our consolidated statement of income for the three and nine months ended September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue	$9,361	$6,881	$26,794	$16,801
Net income	4,246	3,193	9,741	7,045
Basic earnings per share	$0.31	$0.24	$0.72	$0.52
Basic weighted average shares outstanding	13,610	13,482	13,598	13,461
Diluted earnings per share	$0.31	$0.24	$0.71	$0.52
Diluted weighted average shares outstanding	13,677	13,622	13,688	13,588

These calculations reflect increased amortization expense, increased payroll expense, the elimination of gains associated with the transaction, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2020.

In connection with the acquisition, we sold the 10 locations that had been company-owned by Snelling located in Bakersfield, CA; Albany, NY; Arlington Heights, IL; Amherst, NY; Dallas, TX; Hayward, CA; Hoffman Estates, IL; Lathrop, CA; Ontario, CA; and Tracy, CA. Two of these locations were sold to franchisees. Four locations were sold to a third-party purchaser. Four offices were sold to a California purchaser (the “California Purchaser”) and operate under the Snelling name pursuant to a license agreement with us. The aggregate sale price for these 10 locations consisted of (i) $1.0 million in the form of a promissory note that bears interest at 6.0% per annum, (ii) the right to receive 1.5% of revenue generated at the Ontario location for the next 12 months, subject to certain conditions being satisfied (the "California Conditions"), (iii) the right to receive 2.5% of revenue generated at the Tracy and Lathrop locations for the next 12 months, subject to the California Conditions, (iv) the right to receive 2.0% of revenue generated at the Princeton location for the next 36 months, and (v) approximately $1 million in cash. There were no remaining company-owned locations at March 31, 2021. One of the California locations operates pursuant to a license agreement whereby the California Purchaser licenses the Snelling trademark and pays us a royalty of 9% of their gross margin. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of $-0- and approximately $638 thousand which is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income for the three and nine months ended September 30, 2021, respectively.

Temporary Alternatives

On January 24, 2022, we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of an Asset Purchase Agreement dated  January 10, 2022, including three locations in West Texas and New Mexico for $7.0 million, inclusive of a prescribed amount of net working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives will expand our national footprint into West Texas and grow our franchise base.

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through September 30, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $72 thousand and approximately $252 thousand is included in our consolidated statement of income for the three and nine months ended September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue	$9,361	$7,159	$26,940	$16,825
Net income	4,246	3,414	10,595	10,269
Basic earnings per share	$0.31	$0.26	$0.78	$0.76
Basic weighted average shares outstanding	13,610	13,482	13,598	13,461
Diluted earnings per share	$0.31	$0.26	$0.78	$0.76
Diluted weighted average shares outstanding	13,677	13,622	13,688	13,588

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was approximately $2.9 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.1 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee is a related party. See Note 3 - Related Party Transactions for more information regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.5 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $375 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the nine months ended September 30, 2022.

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through September 30, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation. These adjustments included an increase in customer relationships of approximately $972 thousand, a decrease in customer lists of approximately $772 thousand, and the recognition of approximately $200 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $56 thousand and approximately $107 thousand is included in our consolidated statement of income for the three and nine months ended September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue	$9,361	$7,609	$27,146	$18,172
Net income	4,246	3,348	9,712	10,301
Basic earnings per share	$0.31	$0.25	$0.71	$0.77
Basic weighted average shares outstanding	13,610	13,482	13,598	13,461
Diluted earnings per share	$0.31	$0.25	$0.71	$0.76
Diluted weighted average shares outstanding	13,677	13,622	13,688	13,588

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of gains associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $150 thousand which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. We provisionally recognized a loss of approximately $478 thousand. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the nine months ended September 30, 2022.

The remaining assets related to the operations of the other acquired locations have not been sold and as of September 30, 2022 are classified as available-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia Snelling franchise as company-owned. The income from discontinued operations amounts as reported on our consolidated statements of income is comprised of the following amounts (in thousands):

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
Revenue	$302	$882
Cost of staffing services	171	501
Gross profit	131	381
SG&A	1	15
Net income before tax	130	366
Provision for income taxes	32	89
Net income	$98	$277

Northbound Executive Search

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated  January 25, 2022, for approximately $11.4 million, inclusive of a $1.5 million note payable and a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through September 30, 2022, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $363 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $64 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration	$9,600
Net working capital payable	328
Note payable	1,500
Total consideration	$11,428

Customer relationships	$7,700
Trade name	1,400
Accounts receivable	3,386
Other current assets	94
Goodwill	500
Current liabilities assumed	(1,652)
Purchase price allocation	$11,428

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of Northbound. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Gross profit attributable to the acquiree of approximately $286 thousand and approximately $717 thousand is included in our consolidated statement of income for the three and nine months ended September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Total revenue	$9,361	$7,163	$26,982	$16,736
Net income	4,246	3,426	10,793	10,232
Basic earnings per share	$0.31	$0.26	$0.79	$0.76
Basic weighted average shares outstanding	13,610	13,482	13,598	13,461
Diluted earnings per share	$0.31	$0.26	$0.79	$0.75
Diluted weighted average shares outstanding	13,677	13,622	13,688	13,588

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

Immediately after the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.3 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee that purchased these operating assets is a related party. For more information. See Note 3 - Related Party Transactions regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.7 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $389 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the nine months ended September 30, 2022.

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

Recruit Media

On October 1, 2021 we completed our acquisition of Recruit Media in accordance with the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of Recruit Media for approximately $4.4 million. Recruit Media was a pre-revenue information technology company whose intellectual property will allow us to accelerate improvements to our platform. The following table summarizes the values of the identifiable assets acquired as of the acquisition date (in thousands):

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

Dental Power

On December 6, 2021, we completed our acquisition of the Dental Power Staffing division (“Dental Power”) in accordance with the terms of the Asset Purchase Agreement dated November 2, 2021 (the "Dental Power Agreement") for $1.9 million, inclusive of contingent consideration. DPI is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina. Dental Power is a provider of temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. The addition of Dental Power brings additional resources and experience to HQI that will help expedite growth into a new staffing vertical.

The following table summarizes the values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$1,480
Contingent consideration	382
Total consideration	$1,862

Customer lists	$1,862

The contingent consideration consists of estimated future payments based on the achievement of performance metrics over the following 3 years. Through September 30, 2022, we have paid out approximately $159 thousand in contingent consideration.

We determined the Dental Power transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the customer list. Accordingly, no pro forma financial information is presented.

Note 3 - Related Party Transactions

Prior to entering into a new related party transaction which is disclosable pursuant to Item 404 of Regulation S-K, the Audit Committee reviews all relevant information available. In addition, the Audit Committee reviews a summary of related parties and related party transactions on a quarterly basis. The Audit Committee, in its sole discretion, may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

Several significant shareholders and directors of HQI own portions of Jackson Insurance Agency, Bass Underwriters, Inc., Insurance Technologies, Inc., and a number of our franchisees (in whole or in part).

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

In March of 2021, we sold approximately $5.3 million of notes receivable to Bass, without recourse. Virtually all of the notes sold to Bass originated from the sale of branch locations acquired in the 2019 merger with Command Center, Inc. (the "Merger"). These notes were sold at their current outstanding principal value. The proceeds from the sale of these notes were used to help finance the Snelling and LINK transactions.

Jackson Insurance and Bass brokered property, casualty, general liability, and cybersecurity insurance for a series of predecessor entities (“Legacy HQ”) prior to the Merger. Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the three months ended  September 30, 2022 and September 30, 2021, Jackson Insurance and Bass invoiced HQI approximately $-0- and $117 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the nine months ended  September 30, 2022 and September 30, 2021, Jackson Insurance and Bass invoiced HQI approximately $252 thousand and $701 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended September 30, 2022 and September 30, 2021, Insurance Technologies invoiced HQI approximately $82 thousand and $5 thousand, respectively, for services provided pursuant to this agreement. During the nine months ended September 30, 2022 and September 30, 2021, Insurance Technologies invoiced HQI approximately $119 thousand and $198 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 26 Worlds Franchisees at  September 30, 2022 that operated 64 of our 225 offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entities partially owned by the Worlds Franchisees. Gross proceeds from the sale of Temporary Alternatives was $2.9 million and we recognized a loss of $1.1 million. Gross proceeds from the sale of Northbound was $6.4 million and we recognized a loss of $1.3 million.

Concurrent with the Snelling acquisition in 2021 we sold the Princeton, NJ assets acquired to an entity partially owned by the Worlds Franchisees. Gross proceeds from the sale of Princeton was $81 thousand and we recognized a gain of $81 thousand.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Franchisee royalties	$2,177	$1,137	$6,442	$3,914

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	September 30, 2022	December 31, 2021
Due to franchisee	$1,468	$535
Risk management incentive program liability	446	703

Note 4 - Line of Credit and Term Loans

In June 2021, we entered into a loan agreement with Truist Bank (“Truist”) for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a $3.2 million term loan. The credit facilities are set up to facilitate a syndication of lenders with Truist acting as the administrative agent. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion. As of September 30, 2022, Truist remains the only lender. The Truist loan agreement replaces our prior $30 million line of credit.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At  September 30, 2022 the effective interest rate was approximately 4.9%. A non-use fee of 0.25% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At  September 30, 2022 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At September 30, 2022, approximately $10.7 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, $500 thousand was utilized by a letter of credit that secures our paycard funding account, and approximately $177 thousand was utilized as a reserve against the Northbound term loan. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The Truist term loan is scheduled to mature on June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At  September 30, 2022 the effective interest rate was approximately 5.1%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility and to pay transaction related fees and expenses. The loan agreement contains hardwired mechanics for the replacement of LIBOR with a rate based upon the secured overnight financing rate (“SOFR”) published by the Federal Reserve Bank of New York or a successor administrator upon LIBOR’s cessation or other benchmark transition event set forth in the loan agreement, together with a spread adjustment.

The Truist line of credit and the Truist term loan are cross collateralized, cross defaulted and coterminous.

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The Northbound term loan is unsecured and subordinated to our senior instruments (the Truist line of credit and Truist term loan). The Northbound term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the Northbound term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

Note 5 - Workers’ Compensation Insurance and Reserves

Beginning in March 2014, Legacy HQ obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), a captive insurer, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured until the Merger. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility for all claims occurring before July 15, 2019 remains with HQ Ins.

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

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $10.7 million, which we accomplished by providing a letter of credit under our agreement with Truist. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid, or hours worked, within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend and intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2022 and 2021 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2021	$0.05	$680
June 1, 2021	0.06	817
September 1, 2021	0.06	822
December 1, 2021	0.06	822
March 1, 2022	0.06	822
June 1, 2022	0.06	827
September 1, 2022	0.06	827

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first nine months of 2022, we issued approximately 10 thousand shares valued at approximately $151 thousand under this program. During the first nine months of 2021, we issued approximately 5 thousand shares valued at approximately $73 thousand under this program.

In the first nine months of 2022, we have issued 12,512 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $205 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 10,532 shares vested equally over the following three months. The remaining 1,980 shares were issued pursuant to our share purchase match program.

Also in the first nine months of 2022, we have issued 94,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.5 million to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the following three months. Of the remaining 53,805 shares, 50,000 were issued to our CEO pursuant to his employment contract and vest over 4 years, and 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

In the first nine months of 2021, we issued 45,929 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $913 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 43,274 shares vested equally over the following three months. The remaining 2,655 shares were issued pursuant to our share purchase match program. Also in 2021, we issued 50 thousand shares of restricted common stock to key employees pursuant to the 2019 Plan valued at approximately $919 thousand for services and to encourage retention. These shares vest over four years, with 50% vesting on their second anniversary, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in the first nine months of 2021, we issued 2,280 shares of restricted common stock to certain Board members and employees pursuant to our share purchase match program valued at approximately $34 thousand.

The following table summarizes our restricted stock outstanding at December 31, 2021, and changes during the nine months ended September 30, 2022 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2021	196	$11.26
Granted	160	16.04
Vested	(127)	11.28
Non-vested, September 30, 2022	229	14.59

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  September 30, 2022 and December 31, 2021.

The following table summarizes our stock options outstanding at December 31, 2021, and changes during the nine months ended September 30, 2022 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2021	13	$5.47	$2.98
Granted	-	-	-
Outstanding, September 30, 2022	13	5.47	2.98

There were no non-vested stock options outstanding at September 30, 2022 or at  December 31, 2021.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $14.09 at September 30, 2022 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	5.5	$96

At September 30, 2022, there was unrecognized stock-based compensation expense totaling approximately $2.0 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $2.9 million on  September 30, 2022 and December 31, 2021.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2022.

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

Our effective tax rate for continuing operations during the three months ended  September 30, 2022 and  September 30, 2021 was 18.6% and 9.2%, respectively. Our effective tax rate for continuing operations during the nine months ended  September 30, 2022 and  September 30, 2021 was 16.6% and 4.1%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation is to allocate total income tax expense (or benefit) to the different components of continuing operations and discontinued operations.  This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax expense allocated to discontinued operations was $32 thousand for the three months ended   September 30, 2022 , and $89 thousand for the nine months ended   September 30, 2022 .  There were no discontinued operations in 2021.

Note 10 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $3.7 million and $3.9 million as of  September 30, 2022 and December 31, 2021, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $51 thousand and $54 thousand during the three months ended  September 30, 2022 and September 30, 2021, respectively. Interest income was approximately $198 thousand and $285 thousand during the nine months ended  September 30, 2022 and September 30, 2021, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $405 thousand as of  September 30, 2022 and  December 31, 2021 for potentially uncollectible notes receivable from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	September 30, 2022	December 31, 2021
Note receivable	$4,106	$4,268
Allowance for losses	(405)	(405)
Notes receivable, net	$3,701	$3,863

Notes from Non-Franchisees

In connection with the Snelling acquisition, we sold certain California locations that had been company-owned by Snelling to the California purchaser (the “California Purchaser”). These locations are permitted to operate utilizing Snelling intellectual property pursuant to a license agreement paying us a license fee of 9% of their gross margin. The aggregate sale price for these locations consisted of cash, a promissory note that bears interest at 6.0% per annum, plus the right to receive a portion of revenue generated, subject to certain conditions being satisfied (the "California Conditions"). Similarly, in connection with the LINK acquisition, we assigned certain franchise agreements we purchased in the transaction, all located in California, to the California Purchaser. These franchisees operate pursuant to a LINK sublicense agreement whereby they pay us 9% of the gross margin of their offices in exchange for a sublicense to utilize LINK intellectual property.

During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. On August 23, 2022 we provided a third forbearance agreement to avoid foreclosure action. As part of the forbearance we forgave additional payments due on the notes and agreed to a short-term payment schedule to collect a total of $71 thousand.  The first two payments were received by  September 30, 2022, and a third and final payment was received in October 2022, subsequent to the date of these financial statements.

We recognized no interest income on this note during the three months ended  September 30, 2022 and September 30, 2021. We recognized interest income on this note of approximately $-0- and $83 thousand during the nine months ended  September 30, 2022 and September 30, 2021, respectively.

The following table summarizes our non-franchisee note receivable balance that has been deemed impaired (in thousands):

	September 30, 2022	December 31, 2021
Note receivable	$1,663	$1,805
Allowance for losses	(1,640)	(1,501)
Notes receivable, net	$23	$304

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial  and blue-collar segments of the staffing industry. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “LINK Staffing”, “DriverQuest”, “HireQuest Health”, and “Northbound Executive Search”. HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling, and LINK specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search specializes in executive placement and consultant services in the financial services industry. As of September 30, 2022 we had 225 franchisee-owned offices and 2 company owned offices in 38 states and the District of Columbia. We provide employment for an estimated 75,000 temporary employees annually working for thousands of clients in many industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The COVID-19 pandemic materially adversely impacted our business in 2020 and, to a much lesser extent, into 2021. Comparisons between 2022 and 2021 should be viewed through a COVID-19 lens with the understanding that for the nine-month period ended September 30, 2021 our revenues and expenses were impacted by COVID and were lower than they otherwise would have been. A full economic recovery has been slow to occur, and it is uncertain if businesses will remain fully open, or another broad shutdown will occur due to a variant or new strain. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain. Also affecting comparisons between 2022 and 2021 were the acquisitions consummated in 2021 and 2022 as described below.

Recent Developments

The Snelling Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing ("Snelling") in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). At the time of acquisition, Snelling Staffing was an eminent staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices and substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist Bank ("Truist").

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

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division ("Dental Power") of Dental Power International, Inc. (“DPI”) in accordance with the terms of a definitive agreement, dated November 2, 2021, for approximately $1.9 million. DPI is a 46-year-old dental staffing company headquartered in Carrboro, North Carolina with long-standing client relationships in the dental industry. providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. As of September 30, 2022, all of the operations acquired from DPI remain company owned. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

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

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired locations have not been sold and as of September 30, 2022 are classified as available-for-sale. In the meantime, we operate the Philadelphia Snelling franchise as company-owned.

The Northbound Acquisition

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated January 25, 2022, for approximately $11.4 million, inclusive of a $1.5 million note payable and a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base, and we immediately entered into a franchise agreement and sold the customer-related assets acquired. We funded this acquisition with existing cash on hand, seller financing of $1.5 million, and a draw on our existing line of credit with Truist.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended September 30, 2022 and September 30, 2021. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Nine months ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
Franchise royalties	$7,433	79.4%	$6,540	95.0%	$21,226	79.2%	$15,250	95.4%
Staffing revenue, owned locations	1,499	16.0%	-	0.0%	3,891	14.5%	-	0.0%
Service revenue	429	4.6%	341	5.0%	1,677	6.3%	741	4.6%
Total revenue	9,361	100.0%	6,881	100.0%	26,794	100.0%	15,991	100.0%
Cost of staffing revenue, owned locations	1,123	12.0%	-	0.0%	2,832	10.6%	-	0.0%
Gross profit	8,238	88.0%	6,881	100.0%	23,962	89.4%	15,991	100.0%
Selling, general and administrative expenses	2,395	25.6%	3,044	44.2%	8,763	32.7%	8,927	55.8%
Depreciation and amortization	601	6.4%	366	5.3%	1,777	6.6%	1,065	6.7%
Income from operations	5,242	56.0%	3,471	50.4%	13,422	50.1%	5,999	37.5%
Other miscellaneous income	(99)	(1.1)%	36	0.5%	(2,020)	(7.5)%	3,847	24.1%
Interest income	51	0.5%	54	0.8%	198	0.7%	285	1.8%
Interest and other financing expense	(100)	(1.1)%	(42)	(0.6)%	(256)	(1.0)%	(67)	(0.4)%
Net income before income taxes	5,094	54.4%	3,519	51.1%	11,344	42.3%	10,064	62.9%
Provision for income taxes	946	10.1%	325	4.7%	1,880	7.0%	408	2.6%
Net income from continuing operations	4,148	44.3%	3,194	46.4%	9,464	35.3%	9,656	60.4%
Income from discontinued operations, net of tax	98	1.0%	-	0.0%	277	1.0%	-	0.0%
Net income	$4,246	45.4%	$3,194	46.4%	$9,741	36.4%	$9,656	60.4%
Non-GAAP data
Adjusted EBITDA	$6,629	70.8%	$5,294	76.9%	$17,849	66.6%	$9,598	60.0%

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

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Net income	$4,246	$3,194	$9,741	$9,656
Interest expense	100	42	256	67
Provision for income taxes	946	325	1,880	408
Depreciation and amortization	601	366	1,777	1,065
WOTC related costs	156	175	451	414
EBITDA	6,049	4,102	14,105	11,610
Non-cash compensation	584	851	1,194	1,420
Acquisition related charges, net	(4)	34	2,317	(3,739)
Impairment of notes receivable	-	307	233	307
Adjusted EBITDA	$6,629	$5,294	$17,849	$9,598

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

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

Gross profit for the three months ended September 30, 2022 was approximately $8.2 million compared to $6.9 million for the three months ended September 30, 2021, an increase of 19.7%. Gross profit as a percentage of system-wide sales was 6.7% for the three months ended September 30, 2022 versus 6.8% for the three months ended September 30, 2021. The increase in gross profit is consistent with the 21.0% increase in underlying system-wide-sales for the quarter ended September 30, 2022 compared to the prior year quarter.

Franchise Royalties

Franchise royalties for the three months ended September 30, 2022 were approximately $7.4 million, an increase of 13.7% from $6.5 million for the three months ended September 30, 2021. Approximately $240 thousand of this increase in royalties was due to the Snelling, LINK, Northbound, Temporary Alternatives and Dubin acquisitions and approximately $653 thousand was due to organic growth. Our net effective royalty rate (as a percentage of external system-wide sales) was 6.2% for the three-month period ended September 30, 2022 compared to 6.4% for the three months ended September 30, 2021. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models we operate under, as well as incentives we offer during the year. A summary of franchise royalties for the three months ended September 30, 2022 and September 30, 2021 are as follows (in thousands):

	Three months ended
	September 30, 2022	September 30, 2021
Franchise royalties from pre-existing locations	$4,907	$4,254
Franchise royalties from 2021 acquisitions	2,112	2,286
Franchise royalties from 2022 acquisitions	414	-
Franchise royalties	$7,433	$6,540

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations.

Service revenue for the three months ended September 30, 2022 was approximately $429 thousand, an increase of $88 thousand from the three months ended September 30, 2021, when service revenue was approximately $341 thousand. This increase was largely due to the growth in the number of franchisee locations and corresponding service-related fees. Due to the timing of how we charge for certain services and the related costs to provide them, service revenue is expected to fluctuate from quarter-to-quarter. Included in service revenue is interest income of $252 thousand for the three months ended September 30, 2022 and $151 thousand for the three months ended September 30, 2021. The increase in interest generally follows our overall balance in accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We do not strive to increase interest on aged accounts receivable.

Staffing Revenue, Owned Locations

Following the December 2021 acquisition of Dental Power, we have a platform to build a customer base in the medical and dental-oriented sector of the staffing industry, which we expect will benefit our entire network by increasing revenue opportunities under the HireQuest Health brand. As of September 30, 2022, all of the operations acquired from DPI remain company-owned, but franchisees in 8 locations are operating under the HireQuest Health banner. Although we may franchise Dental Power operations in the future, we currently have no firm plans in place to do so. For the three months ended September 30, 2022, staffing revenue from owned locations was $1.5 million. We had no company owned locations during the three months ended September 30, 2021.

Selling, General, and Administrative Expenses

SG&A expenses for the three months ended September 30, 2022 were approximately $2.4 million, a decrease of $649 thousand from the three months ended September 30, 2021 when SG&A expenses were $3.0 million. The decrease in SG&A was primarily driven by a $982 thousand decrease in net workers compensation expense. During the current year quarter we reduced our reserves based on recent claims resolution and experience. Most of the workers compensation benefit relates to the Snelling reserve assumed at the time of acquisition and will run off as claims are resolved. This decrease was offset by an increase in salaries and benefits, which increased $824 thousand as a result of additional headcount to keep pace with growth in system-wide sales as a result of the 2021 and 2022 acquisitions, plus organic growth. In addition, Compensation expense in the three months ended September 30, 2022 includes an accrual of approximately $393 thousand for performance bonuses. There was no such accrual in the three months ended September 30, 2021. Stock-based compensation decreased by $267 thousand. Compensation-related expenses remain by far the largest component of SG&A.

Other Income and Expense

Other income and expense consists of depreciation, amortization, interest income, rent received from sub-tenants, and other non-operating income and expense.

Depreciation and amortization
Depreciation and amortization for the three months ended  September 30, 2022 was approximately $601 thousand compared to $366 thousand for the three months ended September 30, 2021. We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. In late 2021, we completed the construction of a 10,000 square foot building adjacent to our corporate headquarters and a supporting parking lot. Depreciation increased by approximately $20 thousand in the three months ended September 30, 2022 due to this addition. The remaining increase of $215 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in acquisitions during 2021 and $14.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $23.9 million in other intangibles over the two years, only $3.6 million are indefinite lived and not amortized. Future years will continue to have significant amortization expense until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense
For the three months ended  September 30, 2022, other miscellaneous expense was approximately $99 thousand, compared to other miscellaneous income of $36 thousand for the three months ended September 30, 2021. In the three months ended September 30, 2022, we recognized approximately $150 thousand for non-royalty based incentives given to a franchisee during an expansion and acquisition of one of their competitors. This incentive is to help offset integration charges such as signage, branding, marketing, etc. The remaining other miscellaneous income for the three months ended  September 30, 2022, and income for the three months ended September 30, 2021, is primarily gross rents from leasing excess space at our corporate headquarters to third parties. We lease approximately 9,220 square feet of office space in our headquarters campus to unaffiliated companies. These leases are at the market rate. Rental income for the three months ended September 30, 2022 is higher than the three months ended September 30, 2021 after completion of the new building adjacent to our corporate headquarters.

Interest income and expense
Interest income for the three months ended  September 30, 2022 was approximately $51 thousand compared to $54 thousand for the three months ended September 30, 2021. Interest income represents interest related to the financing of franchised locations, and one note to the California Purchaser. The small decrease is consistent with a small decrease in underlying principal.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased from $42 thousand at September 30, 2021 to $99 thousand at September 30, 2022. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the acquisitions in the first quarter of 2022, coupled with the working capital needs associated with organic growth, we carried a larger balance on our line of credit for most of the quarter ended September 30, 2022.

Provision for income tax
Income tax expense was approximately $946 thousand for the three months ended   September 30, 2022. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are  and windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our net ETR for the three months ended  September 30, 2022 was 18.6%.

Income tax expense for the three months ended September 30, 2021 was approximately $325 thousand. The annual ETR included the non-taxable bargain purchase gain recognized in 2021. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower ETR in the period recorded. Our net ETR for the three months ended September 30, 2021 was 9.2%.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

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

Gross profit for the nine months ended September 30, 2022 was approximately $24.0 million compared to $16.0 million for the nine months ended September 30, 2021, an increase of 49.9%. This increase is consistent with the 39.0% increase in underlying system-wide-sales for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. In addition, the net effective royalty rate was higher in the nine months ended  September 30, 2022 than it was in the nine months ended September 30, 2021. Gross profit as a percentage of system-wide sales was 7.0% for the nine-month period ended September 30, 2022 versus 6.5% for the nine months ended September 30, 2021. The 50-basis point improvement was primarily due to increased service revenue and the Gross Profit from the company-owned location.

Franchise Royalties
Franchise royalties for the nine months ended  September 30, 2022 were approximately $21.2 million, an increase of 39.2% from $15.2 million for the nine months ended September 30, 2021. Approximately $3.0 million of this increase in royalties was due to th e Snelling and LINK acquisitions and approximately $3.0 million was due to organic growth. Our net effective royalty rate (as a percentage of external system-wide sales) increased from 6.2% for the nine months ended September 30, 2021 to 6.3% for the nine months ended September 30, 2022.  Our net effective royalty rate will fluctuate due to mix of business among the various royalty models we offer and will generally be higher in the early portion of the year until volume related discounted rates become effective. A summary of franchise royalties for the nine months ended  September 30, 2022 and  September 30, 2021 are as follows (in thousands):

	Nine months ended
	September 30, 2022	September 30, 2021
Franchise royalties from pre-existing locations	$13,580	$10,618
Franchise royalties from 2021 acquisitions	6,569	4,632
Franchise royalties from 2022 acquisitions	1,077	-
Franchise royalties	$21,226	$15,250

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in Service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge.  In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations. These license fees are included in service revenue.

Service revenue for the nine months ended  September 30, 2022 was approximately $1.7 million, an increase of approximately $936 thousand from the nine months ended September 30, 2021, when service revenue was approximately $741 thousand. This increase was partially due to the introduction of trademark license fees after the March 2021 Acquisitions. In addition, we experienced strong growth in the number of franchisee locations and the related service-related fees. Due to the timing of how we charge for certain services and the related costs to provide them, service revenue is expected to fluctuate from quarter-to-quarter. Included in service revenue is interest income of $709 thousand for the nine months ended  September 30, 2022 and $420 thousand for the nine months ended September 30, 2021. The increase in interest generally follows the overall increase in accounts receivable, although relatively few age over 42 days and result in service revenue for us. In addition, for the nine months ended  September 30, 2022, several franchisees elected to charge back accounts early in order to avoid the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. The Company does not strive to increase interest on aged accounts receivable.

Staffing Revenue, Owned Locations
Following the December 2021 acquisition of Dental Power, we have a platform to build a customer base in the medical and dental-oriented sector of the staffing industry, which we expect will benefit our entire network by increasing revenue opportunities under the HireQuest Health brand. As of   September 30, 2022, all of the operations acquired from DPI remain company owned.  Although we may franchise these operations in the future, we currently have no firm plans in place to do so. For the nine months ended September 30, 2022, staffing revenue from owned locations was approximately $3.9 million. We had no company owned locations during the nine months ended September 30, 2021.

Selling, General, and Administrative Expenses
SG&A expenses for the nine months ended  September 30, 2022 were approximately $8.8 million, a decrease of 1.8% from $8.9 million for the nine months ended September 30, 2021. The decrease in SG&A was primarily driven by a $1.6 million decrease in net workers compensation expense. During the current year we have reduced our reserves based on recent claims resolution and experience. Most of the workers compensation benefit relates to the Snelling reserve assumed  at the time of acquisition and will run off as claims are resolved.  This decrease was offset by an increase in salaries and benefits, which increased  $1.6 million as a result of additional headcount to keep pace with growth in system-wide sales as a result of the 2021 and 2022 acquisitions, plus organic growth. In addition, compensation expense in the nine months ended September 30, 2022 includes an accrual of approximately $1.1 million for performance bonuses.  There was no such accrual in the nine months ended September 30, 2021, although the nine months ended September 30, 2021  includes the entire 2020 executive bonus of $1.1 million. We have historically recognized discretionary bonuses in the first quarter of the fiscal year following the year to which the bonus related.  Beginning in the fourth quarter of 2021, we changed our methodology and now recognize the expense during the year to which the bonus relates, resulting in the accrual described in the preceding sentence.

For the nine months ended  September 30, 2022, SG&A also includes a $233 thousand impairment charge related to notes receivable due from non-franchisees. During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions in 2021 to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due .  After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand in June 2022.

Other income and expense
Other income and expense consists of depreciation, amortization, interest income, rent received from sub-tenants, and other non-operating income and expense.

Depreciation and amortization
Depreciation and amortization for the nine months ended September 30, 2022 was approximately $1.8 million, compared to $1.1 million for the nine months ended September 30, 2021. We own our corporate headquarters, a building of approximately 15,000 square feet, in Goose Creek, South Carolina. This building serves as our base of operations for nearly all of the employees who provide franchisee support functions. In late 2021, we completed the construction of a 10,000 square foot building adjacent to our corporate headquarters and a supporting parking lot. Depreciation increased by approximately $58 thousand in the nine months ended  September 30, 2022 due to this addition. The remaining increase of $654 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $21.9 million of franchise agreements and $9.0 million of other intangibles in acquisitions during 2021 and $14.9 million of other intangibles in acquisitions during the nine months ended  September 30, 2022. Of the $14.9 million in other intangibles, only $3.7 million are indefinite lived and not amortized. Future years will continue to have significant amortization expense until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other income and expense
For the nine months ended September 30, 2022, other miscellaneous expense was approximately $2.0 million, compared to other miscellaneous income of $3.8 million for the nine months ended September 30, 2021. In the nine months ended September 30, 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises, and a $150 thousand non-royalty based incentive given to a franchisee during an expansion and acquisition of one of their competitors. Other miscellaneous income in the nine months ended September 30, 2021 includes a bargain purchase gain of approximately $4.9 million from the Snelling acquisition (adjusted to $5.6 million in later quarters), which is recorded net of deferred taxes. This gain was partially offset by losses during the nine months ended September 30, 2021 on the transfer of unwanted assets acquired in the LINK transaction of approximately $1.9 million.  The remaining items of other miscellaneous income consist of small gains and losses resulting from the conversion of Snelling owned stores to franchises, and gross rents from leasing excess space at our corporate headquarters to third parties.

The remaining increase of other miscellaneous income during the nine months ended  September 30, 2022 represents gross rents from leasing excess space at our corporate headquarters to third parties. We lease approximately 9,220 square feet of office space in our headquarters campus to unaffiliated companies. These leases are at the market rate.  Rental income for the nine months ended September 30, 2022 is higher than the nine months ended September 30, 2021 after completion of the new building adjacent to our corporate headquarters.

Interest income and expense
Interest income for the nine months ended September 30, 2022 was approximately $198 thousand compared to $285 thousand for the nine months ended September 30, 2021. Interest income represents interest related to the financing of franchised locations, and one note to the California Purchaser. The decrease is consistent with a decrease in principal related to the financing of franchised locations. In March  2021, we sold approximately $5.3 million of notes receivable to Bass for no gain or loss in order to mitigate credit risk and potential future losses. In addition, during the nine months ended September 30, 2022 we stopped accruing interest on the impaired notes receivable from non-franchisees.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased from $67 thousand at September 30, 2021 to $256 thousand at September 30, 2022. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the acquisitions in the nine months ended September 30, 2022, coupled with the working capital needs associated with organic growth, we carried a larger balance on our line of credit for most of the period.

Provision for income tax
Income tax expense was approximately $1.9 million for the nine months ended  September 30, 2022. We estimate an annual projected effective tax rate (ETR) for the year to determine income tax expense (benefit) in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are  and windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our net ETR for the nine months ended September 30, 2022 was 16.6%.

Income tax expense for the nine months ended September 30, 2021 was approximately $408 thousand. The tax expense includes the non-taxable bargain purchase gain recognized in 2021. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower ETR in the period recorded. We do not expect that benefit to reoccur, but generally expect that our effective tax rate will be significantly lower than statutory rates due to ongoing Work Opportunity Tax Credits and stock-based compensation.

Liquidity and Capital Resources

Overview
Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, staffing revenue from owned locations, and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned or acquired offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with Truist (see "Revolving Credit and Term Loan Agreement with Truist" below).

On September 30, 2022, our current assets exceeded our current liabilities by approximately $25.3 million. Our current assets included approximately $1.5 million of cash and $45.7 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. We used approximately $19.1 million of cash during the nine months ended September 30, 2022 for acquisitions. Our largest current liabilities as of September 30, 2022 included approximately $11.4 million due to our franchisees on pending settlement statements, $3.9 million related to our workers’ compensation claims liability, and $2.2 million of borrowings under our line of credit / term loan arrangements.

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

Operating Activities

During the nine months ended September 30, 2022, cash generated by continuing operating activities was approximately $10.8 million and included net income from continuing operations of approximately $9.5 million, adjusted by non-cash items including a net loss on the sale of intangible assets acquired of approximately $2.2 million, depreciation and amortization in the amount of $1.8 million, and stock-based compensation of $1.9 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $3.7 million. During the nine months ended September 30, 2021, cash generated by operating activities was approximately $14.8 million and included net income of approximately $9.7 million, adjusted by non-cash items including a net loss on the sale of intangible assets acquired of approximately $1.2 million, depreciation and amortization in the amount of $1.0 million, and stock-based compensation of $1.2 million. Changes in operating assets and liabilities also generated cash of approximately $200 thousand, primarily related to the return of a workers compensation deposit.  These provisions were partially offset by a bargain purchase gain recognized in relation to an acquisition of approximately $5.0 million. Cash for the nine months ended September 30, 2021 was also boosted by the return of a workers’ compensation claim deposit of approximately $7.0 million which was acquired in the Snelling transaction

Investing Activities

During the nine months ended September 30, 2022, cash used by investing activities was approximately $10.1 million and included cash paid for acquisitions of approximately $19.1 million. This use was partially offset by the proceeds from the sale of purchased locations of approximately $9.3 million. During the nine months ended September 30, 2021, cash used by investing activities was approximately $24.1 million and included cash paid for acquisitions of approximately $29.0 million. This use was offset by proceeds from the sale of notes receivable of approximately $5.3 million and the sale of purchased locations of approximately $1.0 million.

Financing Activities

During the nine months ended September 30, 2022, cash used by financing activities was approximately $882 thousand and included net proceeds from our revolving line of credit of approximately $2.0 million. This provision was offset by the payment of approximately $2.5 million in dividends and net payments on our term loan of $438 thousand. During 2021, cash provided by financing activities was approximately $352 thousand and included initiation of the term loan of approximately $3.2 million offset by the payment of dividends totaling approximately $2.3 million, and debt issuance costs of $477 thousand related to establishing our line of credit.

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

At September 30, 2022, availability under the line of credit was approximately $26.1 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances.

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

During the nine months ended September 30, 2022, nearly all of our offices were franchised with the only exceptions being the Dental Power location acquired in the fourth quarter of 2021 and a portion of the Dubin operations acquired in the first quarter of 2022. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale. During the nine months ended September 30, 2021, all of our offices were franchised. The following table reflects our system-wide sales broken into its components for the periods indicated. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages).

	Three months ended			Nine months ended
	September 30, 2022	September 30, 2021	Change	September 30, 2022	September 30, 2021	Change
System-wide sales	$123,245	$101,888	21.0%	$344,311	$247,737	39.0%

Approximately $35.5 million of system-wide sales during the three months ended September 30, 2022 was due to the 2021 acquisitions, and approximately $8.0 million was due to the 2022 acquisitions.  For the nine months ended September 30, 2022, approximately $104.0 million was due to the 2021 acquisitions and approximately $18.5 million was due to the 2022 acquisitions. For the three and nine months ended September 30, 2021 approximately $32.4 million and $71.0 million was due to the 2021 acquisitions, respectively.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count an office if it has a physical location and is generating revenue.  Company-owned locations are not counted.

Our franchisees opened four offices in the third quarter of 2022 and did not close any. The following table accounts for the number of offices opened and closed or consolidated in the first nine months of 2022.

Offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Offices, December 31, 2021	217
Opened in 2022	9
Purchased in 2022	5
Closed in 2022	(4)
Offices, September 30, 2022	227

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

Notwithstanding the material weakness, which still existed as of September 30, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2022, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our and our franchisees’ customers’ businesses and levels of business activity.  The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that may adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to Russia and Russian companies and have  spilled over to and negatively impacted other regional and global economic markets. The conflict has resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment. At this time, the extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement dated September 1, 2022, among HQ LTS Corporation, HireQuest, Inc., and Richard F. Hermanns (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 6, 2022).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David S. Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

/s/ Richard Hermanns	November 3, 2022
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	November 3, 2022
David S. Burnett	Date
Chief Financial Officer