Form 10-K
period 2022-12-31
HireQuest, Inc.
filed 2023-03-21
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $72.7 million.

Number of shares of registrant’s common stock outstanding at March 20, 2023 was 13.9 million.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2022.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2022 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, net income and Adjusted EBITDA (a non-GAAP Financial Measure); the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; anticipated benefits of any merger or acquisitions including those we have completed in 2022 and 2023; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; the impacts of COVID-19 or other diseases or pandemics; the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of the MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

The COVID-19 pandemic impacted our business and operations in 2021 and to a lesser extent in 2022. Please see “Management's Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report on Form 10-K for a description of the effects COVID-19 has had on the Company.

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

Recent Developments

2021 Acquisitions

The Snelling Acquisition

On March 1, 2021, we completed our acquisition of certain assets of Snelling Staffing ("Snelling") in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). At the time of acquisition, Snelling Staffing was an eminent staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices and substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our then-existing line of credit with Truist Bank ("Truist").

The LINK Acquisition

On March 22, 2021, we completed our acquisition of the franchise relationships and certain other assets of LINK Staffing (“LINK”) in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "LINK Agreement"). At the time of acquisition, LINK was a family-owned staffing company headquartered in Houston, TX. Pursuant to the LINK Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired approximately 35 franchised offices, customer lists and contracts, and other assets of LINK for a purchase price of approximately $11.1 million (the "LINK Acquisition"). We funded this acquisition with existing cash on hand.

The Recruit Media Acquisition

On October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”) in accordance with the terms of the Stock Purchase Agreement dated October 1, 2021 (the “Recruit Agreement”). Pursuant to the Recruit Agreement, we purchased all of the outstanding shares of common stock of Recruit Media for approximately $4.4 million. Recruit Media is a tuck-in acquisition whose intellectual property compliments our technological structure allowing us to accelerate improvements to our platform. We funded this acquisition with existing cash on hand and a draw on our then-existing line of credit with Truist.

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division ("Dental Power") of Dental Power International, Inc. (“DPI”) in accordance with the terms of the Asset Purchase Agreement dated November 2, 2021, for approximately $1.9 million. DPI is a 46-year-old dental staffing company headquartered in Carrboro, NC with long-standing client relationships in the dental industry providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist. We operated Dental Power as a company-owned location until the fourth quarter of 2022, when we classified it as held-for-sale. In the meantime, we continue to operate Dental Power as company-owned.

2022 Acquisitions

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

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. The acquisition of Dubin will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired locations have not been sold and as of December 31, 2022 and are classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

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

The MRINetwork Acquisition

On December 12, 2022 we completed our acquisition of the certain assets of MRINetwork (“MRI”) in accordance with the terms of an Asset Purchase Agreement dated November 16, 2022, for approximately $13.3 million, inclusive of  a limited amount of working capital. MRI has been a leader in the recruitment industry since 1965 and has grown into one of the largest franchised executive search and recruitment organizations in the world.  As of December 31, 2022 there were approximately 210 active MRI franchises across the globe performing executive, managerial, and professional recruitment services. MRI also has a robust temporary / contract labor division with over $50 million in annual billings. We funded this acquisition with existing cash on hand, and a draw on our existing line of credit with Truist.

Our Model

We are a nationwide franchisor of temporary staffing offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar industries, and professional recruitment offices providing permanent placement services in the executive, managerial and administrative fields. Following the Merger, we began with a strong direct-dispatch program. With the Snelling Acquisition and the LINK Acquisition, we significantly expanded our traditional commercial staffing solutions. With the MRI Acquisition, we have added a third leg and firmly established ourselves as one of the top permanent placement firms in the United States. We are now able to offer total talent access to our clients and partners.

Smaller acquisitions have helped us fill our map and provide our franchisees and customers more targeted offerings. Following the December 2021 acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which we believe benefits our entire system by increasing revenue opportunities under the HireQuest Health brand. In 2022, the Temporary Alternatives and Dubin acquisitions filled gaps in our geography. The Northbound acquisition did the same for New York City but also brought a high-class executive placement offering that we hope to leverage into other markets.

In 2022, our franchisees operated under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "Management Recruiters International," and "Sales Consultants." Many of the MRI franchises also operate under other brands specific to a locality. HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers. Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the healthcare and dental industries.  Northbound, MRI, and Sales Consultants focus on executive, managerial, and professional recruitment services, although many franchisees also offer short-term consultant and contract staffing services.

Our revenue, which is primarily comprised of royalty fees generated by the operations of our franchised offices, license fees, and interest charged to our franchisees on overdue accounts receivable, was $31.0 million in 2022. This does not include revenue from locations currently owned by us as those are classified as held-for-sale and reported as discontinued operations.  Our system-wide sales, which we define as sales at all offices, whether owned and operated by us or by our franchisees, were $472.2 million in 2022. Nearly all system-wide-sales originated from franchisee-owned offices. We employed approximately 82 thousand temporary employees and contracted with 120 independent contractors during 2022. At December 31, 2022, we had approximately 435 franchisee-owned offices operating in 45 states, the District of Columbia, and 13 countries outside the United States. On a net basis, we opened 218 offices in 2022 (acquiring 207, opening 16, and closing 5). We also licensed our tradenames to 10 locations in California. There were 12 MRI locations that provided contract staffing only which are not included in the office count.

We provide incentives to our existing franchisees, including assistance with start-up funding and acquisition costs, to encourage them to expand into new markets and industries. While staffing industry growth has outpaced overall economic and employment growth, the industry still employs only a small percentage of the United States’ non-farm workforce. We believe that the low percentage of the total workforce that is currently contingent, when combined with potential shifts towards a more contingent workforce in the overall economy, provides meaningful opportunities for future organic growth.

Our differentiated services are driven by three key elements:

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

●

Proprietary tools and processes. We have developed rigorous training, proprietary tools, and time-proven processes that empower our franchise offices to manage labor and place talent efficiently and effectively, and our varied brand portfolio and wide geographical presence brings diverse experiences and perspectives to the table. With our collaborative inter-office and inter-brand culture, franchisees have vast resources to draw up on to grow and scale their businesses.

Our Industry

Temporary Staffing and Permanent Recruiting

According to the American Staffing Association (ASA), the staffing and recruiting industry in the United States generated record annual revenue of $168 billion in 2021 (even after a revenue dip in 2020). Approximately 75% of industry revenue is generated by temporary and contract employee staffing services, with the remainder coming from executive recruiting and permanent placement, outsourcing / outplacement, and human resource consulting. Following the acquisitions completed in 2021 and 2022, we are expanding into or increasing our presence in several of the remaining segments of the staffing industry including permanent placement, health care, clerical and administrative, and professional.

The direct-dispatch and commercial staffing industry has developed based on a business need for flexible staffing solutions. The industry provides contingent workforce solutions as an alternative to the costs and efforts that are required for recruiting, hiring, and managing permanent employees. Many of the customers our franchisees target operate in a cyclical production environment and find it difficult to staff according to their changing business requirements. Companies also desire a way to maintain consistent staffing levels when full-time employees are absent due to illness, vacation, or unplanned terminations. Direct-dispatch staffing offers customers the opportunity to respond immediately to changes in staffing needs, to reduce the costs associated with recruiting and interviewing, to eliminate unemployment and workers’ compensation exposure, and to draw from a larger pool of potential employees. We have found that staffing firms provide particular value in assisting customers with filling mundane or repetitive jobs, high turnover positions, staffing for project specific needs, and filling other short duration positions such as special events, disaster recovery, and seasonal jobs.

Our permanent placement franchisees help businesses eliminate the costs and efforts that are required for sourcing and recruiting permanent employees. We have found that, particularly in times of low unemployment, permanent placement franchisees can assist customers in finding the right candidate for a specific role.

Historically, our business has been bolstered by declining unemployment rates as our customers find it more difficult and more expensive to recruit, interview, hire, and train qualified staff. As employers look for alternatives to combat these increasing costs and administrative burdens, opportunities arise for the temporary staffing and permanent placement industry. Worker attitudes have changed from one which idealized extended tenure with a single employer to one which is more open to temporary or transient employment. According to ASA reports, most staffing employees (73%) work full time, comparable to the overall workforce (75%). Six in 10 staffing employees (64%) work in the industry to fill in the gap between jobs or to help them find a job. One in five (20%) cite schedule flexibility as a reason for choosing temporary/contract work in the gap between jobs or to help them land a job. This shift has increased the availability of temporary workers in the economy as a whole.

Conversely, periods of declining unemployment are a challenge for our industry.

Government Regulation

While the offices under our brands are operated by franchisees, three of our wholly-owned subsidiaries serve as the employer of record of the temporary employees. As a large employer, we are subject to a significant number of employment laws at the state, federal, and local levels. We are required to comply with all applicable federal and state laws and regulations relating to employment, including verification of eligibility for employment, occupational safety and health provisions, wage and hour requirements, employment insurance, and laws relating to equal opportunity employment. In addition to federal and state laws and regulations, many counties and cities have become active in regulating various aspects of employment, including minimum wages, living wages, paid sick leave, retirement savings programs, transportation benefits, application forms and background checks, mandatory training, and required notices to employees, among others.

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

●

A franchise system with expansion capabilities. We incentivize our franchisees to expand their own businesses through our Franchise Expansion Incentive Program. Under this program, we offer assistance overcoming the startup costs of an office in a new metropolitan area or industry by providing our existing franchisees with credits on the royalty fees they pay in their existing offices. In addition, under certain circumstances, we will provide assistance in acquisition funding or financing. Our acquisitions continue to offer new models for our existing franchisees who may be interested in exploring another segment of the temporary staffing and permanent placement industry. We also maintain a Risk Management Incentive Program which allows us to reward franchisees who are successful in keeping their workers' compensation loss ratios below certain thresholds by providing them a credit on their royalties. We believe that this incentivizes our franchisees to encourage workplace safety, while also providing franchisees with capital to reinvest in, or expand, their businesses.

●

Responsible capital allocation with very little debt.  Financing our day-to-day needs largely with cash produced from operations allows us to continue building cash reserves which we can use, in addition to our bank line of credit, to finance significant transactions such as major reinvestments in our business, strategic acquisitions, share buybacks, or stockholder dividends, depending on the opportunities that present themselves. Compared to company-owned offices, our franchise model allows us to employ relatively fewer full-time staff at our corporate headquarters decreasing the working capital needed for operations.

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

Our Offices

Domestic:

We had 435 offices located in 45 states, the District of Columbia, and 13 countries other than the United States as of December 31, 2022. All of these offices were franchised, except the Dental Power office (acquired in the DPI transaction) and the Philadelphia office (acquired as part of the Dubin transaction). There were also 12 MRI locations that provided contract staffing services only which we did not include in the office count. Finally, we licensed our trademarks for use in 10 locations in California. The map below provides the number of offices we had in each state.

Number of Offices By State

December 31, 2022

13
2
2
1
6
2
1
7
9
12
1
1
5
1
1
6
7
12
6
2
2
5
12
4
7
9
10
13
1
6
25
8
5
22
18
5
4
4
6
23
1
9
20
9
50
53
HQI Franchisee Offices
HQI Franchisee & Licensed Offices

We have a strong concentration of offices in established and emerging regions such as the Southeast, Florida, Texas, the Rust Belt, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends.

International:

In the MRI transaction we acquired 19 non-US offices located in 13 countries. International operations transact with us using US dollars, and currently only placement services are provided outside of the United States.

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

A typical franchised office is managed by an owner with the assistance of in-office personnel employed directly by the franchise and not by us. Many offices hire business development staff and recruiters to help drive business to the offices. We provide advice and guidance from our corporate headquarters.

Franchising Strategy

As of December 31, 2022, there were approximately 435 franchised Snelling, HireQuest, HireQuest Direct, and MRI offices operated by 363 franchisees. Approximately 15% of our franchisees owned multiple offices. Our largest franchisee owned 12 offices, and about 5% of our franchisees owned 4 or more offices. One individual owned significant interest in 7 franchisees that operated 25 offices. We also had 27 franchisees that share common ownership with significant stockholders, directors, and officers of the Company. We refer to these as the "Worlds Franchisees." These 27 Worlds Franchisees operated 67 offices as of December 31, 2022.

Our approach to the franchise model creates what we believe to be superior office-level economics. We finance many of the initial working capital needs of our franchisees, including costs of new office openings, through our ownership of franchisee accounts receivable which we acquire through our franchise agreements. This is a relatively inexpensive source of capital for our franchisees and allows them to expand more freely. In addition, our Risk Management Incentive Program lowers the effective cost of workers’ compensation insurance at the franchisee level – a significant expense for many of our competitors. We thereby eliminate two of the largest barriers to entry for our franchisees:  financing and workers’ compensation, and enable potentially higher operating margins at the office level.

Franchise Agreements - Temporary Staffing

Our temporary staffing franchise agreements contain standard terms and conditions. In most cases, our franchisees are granted the exclusive right to operate their chosen brand, either Snelling, HireQuest or HireQuest Direct, in their protected territory. Typically, a protected territory corresponds with the metropolitan statistical area where the office is located. In a small number of densely populated cities, the protected territories are smaller.

As of December 31, 2022, our temporary staffing franchisees operated under 158 executed franchise agreements. For our HireQuest Direct brand we charge a royalty fee of between 6% and 8% of gross temporary labor sales, depending on sales volume. For temporary labor through our Snelling and HireQuest brands, including HireQuest franchisees, Snelling franchisees, LINK Franchisees, DriverQuest franchisees, HireQuest Health franchisees, and Northbound franchises, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements require a royalty of 5% - 7% of direct  placement sales.

For the Snelling franchise agreements we assumed where the franchise owner did not execute a new HireQuest or HireQuest Direct franchise agreement, the royalty fee ranges from 5% to 8% of all sales.

Our typical temporary staffing franchise agreement has a term of five years, although some that we have assumed in acquisitions have longer terms. Our temporary staffing franchise agreement is designed to remove some of the most significant barriers to entry in our industry – access to working capital, access to affordable workers’ compensation insurance, and dedicated software. By entering into a franchisee agreement with us, our franchisees gain access to our proprietary software, HQ WebConnect©, which we update regularly through a dedicated staff of developers, and gain access to working capital by factoring their accounts receivable through us. Additionally, in states that do not require participation in a state-run program, our franchisees gain access to our "A++" rated workers’ compensation insurance coverage.

Franchise Agreements - Permanent Placement

We assumed the vast majority of our permanent placement franchise agreements from Management Recruiters International, Inc. in December 2022. There are a significant number of variations among the agreements. The vast majority of franchisees are not granted any exclusive territory. Historically, the franchisees have been encouraged to focus on a particular demographic, industry, or geography.

As of December 21, 2022, our MRI franchisees operated under 207 executed franchise agreements. We charge a royalty fee of between 1.0% of total cash in plus a minimum of at least $15,000 to 9.0% of total cash in. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

Our typical MRI franchise agreement has a term of ten years, although there is significant variability in the term with some being much longer. We plan to standardize our agreements as they come up for renewal.

All Franchisees receive initial and ongoing training in our technology and methods of operation. We provide support personnel on an as-needed basis to our franchisees. We have a comprehensive brand standards manual which explains our policies on key operational, financial, and regulatory compliance issues. Under the franchise agreement, beneficial owners of our franchisees guaranty all debts and obligations of the franchise to us. Still, we have substantially less control over a franchisee’s operations than we would if we owned and operated an office ourselves. Franchisees are not required to provide full financial statements oHr other information that is outside of the royalty base.

The table below displays the number of HireQuest Direct, HireQuest, Snelling, and Northbound franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2023	11
2024	36
2025	12
2026	47
2027	32
After 2027(1)	20

1.	Excludes franchise agreements that renew between 2023 and 2027 which will be up for renewal again after 2027.

The large number of renewals in 2024 resulted from the significant number of new franchisees we added in 2019 after the Merger with Command Center. The large number of renewals in 2026 resulted from the significant number of new franchisees we added in 2021 after the Snelling and LINK Acquisitions.

The table below displays the number of MRI franchise agreements scheduled to renew each year:

Year	Renewals
2023	54
2024	42
2025	23
2026	22
2027	15
After 2027(1)	51
1.	Excludes franchise agreements that renew between 2023 and 2027 which will be up for renewal again after 2027.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services our franchises provide. Hire Quest, LLC, DriverQuest 2, LLC, and HQ Medical, LLC, our wholly-owned subsidiaries, are the employer of record of all temporary employees of the HireQuest Direct, Snelling, HireQuest, DriverQuest, HireQuest Health, and Northbound brands. All temporary employees employed via contract staffing in the MRI brand are employed through People 2.0. In 2022, we employed approximately 82 thousand temporary employees and contracted with 120 independent contractors. Our systems generated approximately 1.5 million paychecks. The vast majority of these payments were made via electronic transfer or paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full-time employees on a given day, however, approximately 670 temporary employees worked at least 1,800 hours in 2021.

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

Corporate Employees

We believe our success also depends on our ability to attract, develop, and retain talented employees at our corporate headquarters. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top, and we routinely have Company functions designed to engage and integrate our employees into our culture. Through our wholly-owned subsidiary HQ LTS Corporation, we employed 124 distinct corporate employees during 2022, with 103 active at December 31, 2022. Most of these individuals are employed at our corporate headquarters in Goose Creek, SC. The vast majority of these employees are full-time. These employees provide back-office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	59	President, Chief Executive Officer, and Chairman of the Board
David S. Burnett	56	Chief Financial Officer
John D. McAnnar	40	Chief Legal Officer, Vice President, and Secretary

Richard Hermanns is the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. Mr. Hermanns has thirty-two years of experience in the temporary staffing industry. Previously, he served as chief executive officer and secretary of HireQuest, LLC, after the company’s founding in 2002, and similar capacities for predecessor entities since July 1991. Prior to founding HireQuest, Mr. Hermanns was the chief financial officer of Outsource International, formerly known as Labor World USA, Inc., and an assistant vice president at NCNB National Bank, now Bank of America. He graduated summa cum laude with a Bachelor of Science in economics and finance from Barry University and holds a Masters of Business Administration in finance from the University of Southern California. In addition to his business ventures, Mr. Hermanns is also involved in a number of charitable pursuits. One of them is the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a sustainable way.

David S. Burnett is the Chief Financial Officer of HireQuest, Inc. He has served as the Chief Financial Officer since December 2021. Prior to joining HQI, Mr. Burnett was Chief Financial Officer for Ivy Asset Group, an alternative credit provider and investment bank. Prior to Ivy, Mr. Burnett served as Chief Financial Officer for a series of publicly-traded companies under the umbrella of BKF Capital Group, including Interlink Electronics, Inc. (Nasdaq:LINK), BKF Capital Group, Inc. (OTC:BKFG) and Ridgefield Acquisition Corp (OTC:RDGA). Before that, Mr. Burnett served in various management positions with EnPro Industries, Inc. (NYSE:NPO), most recently as Vice President and Treasurer. EnPro is a diversified engineered products company with $1.5 billion in global revenue. Prior to EnPro he was a Director at PricewaterhouseCoopers LLP and Senior Manager at Grant Thornton LLP. Mr. Burnett received his Bachelor of Science degree in Business Administration (Accounting) from Old Dominion University, and a Master of Science degree in Taxation from Golden Gate University. He is both a Certified Public Accountant and a Certified Treasury Professional.

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

There are even fewer barriers to entry with recruiting and placement services. With little to no overhead required, no payroll funding, and no workers' compensation, the executive recruitment industry is extremely spread out and extremely competitive. In most areas, no single company has a dominant share of the market. In addition to us, several large publicly owned companies specialize in recruitment services, and we also compete against a variety of regional or specialized companies.

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

Some of the industries in which we operate are subject to seasonal fluctuation. Many of the jobs filled by temporary employees are outdoors and generally performed during the warmer months of the year. As a result, activity increases in the spring and continues at higher levels through the summer, then begins to taper off during fall and through winter. In addition, demand by industrial customers tends to slow after the holiday season and pick up again in the third and fourth quarters – peaking in the third quarter. Our exposure to seasonality is mitigated, in part, by our strong presence in the Southern United States where seasonal fluctuations are typically less pronounced. In addition, we have noticed that our seasonality has been mitigated by the addition of Snelling, which focuses on weekly-paid employees. We expect seasonality to decrease even further as a result of the MRI Acquisition as the MRI franchisees are involved in permanent placement which may be subject to less seasonality than on-demand employment.

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” “Recruit,” "Northbound Executive Search," "MRI," “VETSQuest,” “The Right People at the Right Time,” "Management Recruiters," "Sales Consultants," and all of our stylized logos. We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements. Following the LINK Acquisitions, we have a license to use the LINK-associated trademarks with franchisees acquired in the LINK Acquisition. In California, we license the use of the Snelling tradename to an independent third-party.

We have developed and own our proprietary software to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing, and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, customer trends, detect potential fraud, and to examine other key performance indicators. We believe that our software facilitates efficient customer interaction, allowing for online bill payment, invoice review, and other important functions. Because WebConnect© is a proprietary system, we maintain a dedicated IT development staff, who continually refine our software in response to feedback from franchisees, customers, and employees. We license the use of our software to franchisees via our franchise agreements. The system is not patented. We have invested in off-site back-up and storage systems that we believe provide reasonable protection for our electronic information systems against breakdowns as well as other disruptions and unauthorized intrusions.

We rely on common law protection of our copyrighted works. These works include advertising and marketing materials and other items that are not material to our business. We license some intellectual property from third parties for use in our corporate headquarters, but such licenses are not material to our business.

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2022, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries, all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference.

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

Risks Related to Our Business and Industry

Acquisitions may have an adverse effect on our business.

We intend to continue making acquisitions a part of our growth initiative, and face the following risks in connection with this initiative:

●	Our strategy may be impeded, and we may not achieve our long-term growth goals if acquisition candidates are not available under acceptable terms.
●

We may have difficulty integrating acquired companies into our business, including our operational software and financial reporting systems, and may not effectively manage or (if deemed necessary) divest acquired companies to achieve expected growth.  As previously reported, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review systems.  Further information on this material weakness, which has not been resolved as of December 31, 2022, is included in “Item 9A. Controls and Procedures” of this Form 10-K.

●

Acquisitions may cause us to incur additional debt and contingent liabilities, and result in an increase in interest expense, amortization expense, and non-recurring charges related to integration efforts.

●	Acquisitions financed through equity offerings may cause dilution to our existing shareholders.
●	Acquisitions we announce could be viewed negatively by investors, which may adversely affect the price of our common stock.
●

Acquisitions can result in the addition of goodwill and intangible assets to our financial statements, and we may be required to record a significant charge in our financial statements during the period in which we determine an impairment of our acquired goodwill and intangible assets has occurred, which would negatively impact our financial results.

●	The potential loss of key executives, franchisees, clients, and other business partners of businesses we acquire may adversely impact the value of the assets, operations, or business we acquire.

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

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have significantly impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. Although we have no operations in Russia or Ukraine, certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to Russia and Russian companies and have spilled over to and negatively impacted other regional and global economic markets.

The conflict has resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment, with cost increases affecting labor, fuel, materials, food and services. If these impacts continue to affect us and/or our clients, particularly in the industrial/manufacturing and construction sectors, demand for our labor may decrease, which would decrease gross billings and therefore our royalty revenue. Furthermore, sustained increases in the consumer price index has and will likely continue to put upward pressure on wages. If we are unable to match or exceed wages offered by other potential employers to our temporary employees, we may suffer from employee attrition. At this time, the ultimate extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict.

The COVID-19 pandemic has been unpredictable and could continue to negatively impact our financial condition and results of operations.

The COVID-19 pandemic adversely affected our business and financial results in 2020 and, to a lesser extent in 2021 and 2022, and we expect that it may continue to negatively impact our business and financial results going forward. The extent to which it does so depends on the length of the pandemic and its economic repercussions. Especially during the early phases of the pandemic, state and local authorities took dramatic action including, without limitation, ordering the workforce to stay home, banning all non-essential businesses from operating, implementing shelter in place orders, refusing to issue new building permits, and invalidating current building permits causing work to stop. There has been widespread infection in the United States and abroad, with a resulting catastrophic impact on human lives, including those of our franchisees and employees, and the economy as a whole, including our customers. In addition to the actions described above, national, state, and local authorities recommended social distancing and imposed quarantine and isolation measures on large portions of the population and additional mandatory business closures. These measures, while intended to protect human life, had serious adverse impacts on our business and domestic and foreign economies. They caused our system-wide sales and resulting revenue to decline in 2020 and into early 2022.

The sweeping and evolving nature of the COVID-19 pandemic makes it extremely difficult to predict how our business operations will be affected in the long term by the COVID-19 outbreak, variants of COVID-19, and any virus that spreads in a similar fashion. Our operations were disrupted by customers decreasing the amount of orders they placed for temporary employees, safety measures we and our franchisees put in place to prevent spread of the virus, inability to locate temporary employees willing to work, and in other ways. In 2020, 13 of our franchised offices closed or consolidated into other existing offices at least, in part, due to the impact of COVID-19. A small number of franchisees, as well as the purchaser of our California offices, have experienced difficulty in repaying their financing obligations to us, causing us to set aside a reserve of $1.9 million as of December 31, 2021 and an additional $233 thousand in 2022. A repeat of the cascading effects of the COVID-19 pandemic could materially increase our costs, severely negatively impact our revenue, net income, and other results of operations, reduce system-wide sales, cause additional office closings or cause us to lose franchisees, and impact our liquidity position, possibly significantly. The extent and duration of any such impacts on our business, financial condition, and results of operations cannot be predicted.

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

We are critically dependent on workers’ compensation insurance coverage at commercially reasonable rates, and the effect of unexpected changes in claim trends, deteriorating financial results or other factors on our workers’ compensation coverage may negatively impact our financial condition.

We employ workers for whom we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chubb/Ace American. We face the following material risks relating to workers’ compensation insurance:

●

Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. We currently collateralize our policies largely with a letter of credit from Truist. If we no longer had access to that collateral, we could not be certain we would be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies would be available on acceptable terms. As our business has grown over the past years, the amount of required collateral has also increased.  Additional growth or the deterioration of our financial results could further increase the amount of collateral required and accelerate the timing of providing collateral. Resources to meet these requirements may not be available to us in a timely manner or at all.

●	Our current and former insurance carriers may not be able to pay claims we make under such policies because of liquidity problems that they may face from time to time.
●

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

Most significantly, the loss of our workers’ compensation insurance coverage would prevent us from operating as a staffing services business in the majority of our markets. Short of such loss, the materialization of any of the risks listed above could materially increase our workers’ compensation costs.

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

Our revolving line of credit with Bank of America, N.A. (“BofA”) contains restrictive covenants that require us to maintain certain financial conditions, which we may fail to meet if there is a material decrease in our profitability or liquidity. Our failure to comply with these covenants could result in an event of default, which, if not cured or waived, would require us to repay these borrowings before their due date. We may not have sufficient funds on hand to repay these loans, and if we are forced to refinance these borrowings on less favorable terms, or are unable to refinance at all, our results of operations and financial condition could be materially adversely affected by increased costs and rates.

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

We believe that the franchise model is superior to the company-owned store model. To that end, we have historically converted all company-owned offices of any entities we acquire to franchises. However, we have less control over the day-to-day operations of the offices and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk. We have added a significant number of new franchisees through acquisitions starting in 2021. Acquired franchisees need to adapt to a new operating model, a new IT system, and new business processes. Their failure to do so could negatively impact our financial condition and results of operations.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.

With nearly all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $260 thousand and $405 thousand at December 31, 2022 and December 31, 2021, respectively. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition.

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

A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Mr. Jackson and immediate family members of Mr. Hermanns have ownership interests in certain of our franchisees, which we label the “Worlds Franchisees.” There were 27 Worlds Franchisees at December 31, 2022 that operated  67 of our approximate 435 franchised offices. Mr. Hermanns’ three children and son-in-law own in the aggregate between 26.8% and 62.8% of each of the Worlds Franchisees. Mr. Jackson owns between 10.7% and 25.4% of each of the Worlds Franchisees.

Approximately one-third of our franchisees owned multiple offices. If any of our relatively large ownership groups were to experience financial difficulty, reduced sales volume, or close, we may experience a negative impact on our results of operations, liquidity, or financial condition.

Our results of operations may be significantly affected by the ability of certain franchisees and the California Purchaser to repay their loans to us.

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

Our business requires the collection, use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees, and clients. We will likely encounter cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with the ever-expanding regimes of privacy regulation. Failure to protect the integrity and security of the confidential information we possess could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements. Accordingly, we are required to assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. We are also required to disclose any change that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting on a quarterly basis. We first disclosed a material weakness in our internal control over financial reporting in our quarterly report for the quarter ended March 31, 2021. That material weakness continued to exist as of December 31, 2022. As a result, our management has been unable to conclude that we have effective internal control over financial reporting. Please refer to “Item 9A. Controls and Procedures” for more information, which disclosure is incorporated herein by reference.

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

As of March 9, 2023, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 63% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 24% of our outstanding common stock, a trust for the benefit of his family owns approximately 16% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

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

In 2022, our stock price, as reported by Nasdaq, has ranged from a low of $12.74 to a high of $20.78. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

We began paying quarterly dividends in the third quarter of 2020. At any time, our board of directors may instead revert to our prior practice of retaining any future earnings exclusively for future operations, expansion, and debt repayment and cease paying cash dividends on our common stock. The declaration, amount, and payment of any future dividends on shares of our common stock will be at the sole discretion of our board of directors, which may take into account general economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax, and regulatory restrictions (including restrictions imposed by our credit facility), the implications of the payment of dividends by us on our stockholders, and any other factors that our board of directors may deem relevant. As a result, if we cease paying dividends, you may not receive any return on an investment in our common stock unless you sell our common stock for a price greater than that which you paid for it.

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

Our business requires the use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees and clients. We occasionally experience cyber-attacks, computer viruses, social engineering schemes and other means of unauthorized access to our systems. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with increasing privacy regulations. Failure to protect the integrity and security of such confidential and/or proprietary information could expose us to regulatory fines, litigation, contractual liability, damage to our reputation and increased compliance costs.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Description of Properties

We own our corporate headquarters, two buildings of approximately 15 thousand square feet and 10 thousand square feet respectively, in Goose Creek, South Carolina. These buildings serve as our base of operations for nearly all of the employees who provide franchisee support functions. At December 31, 2022, we leased approximately 9 thousand square feet of office space in our headquarters to two unaffiliated companies. These leases were at the market rate.

At December 31, 2022 we had a term loan secured by a mortgage on our real property. The term loan was scheduled to mature in June 2036 and accrued interest at a variable rate equal to LIBOR plus a margin of 2.0%. Our monthly payment consisted of a fixed principal payment of approximately $17,500 plus interest.  In March 2023, we refinanced our line of credit and paid off the term loan. The real estate is now part of the overall security on our line of credit.  See "Liquidity and Capital Resources" section below for more information regarding this subsequent event.

We are unaware of any material liens or other encumbrances on our real property, other than as general collateral as noted above.

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

Holders of Our Common Stock

As of March 20, 2023, we had approximately 186 holders of record of our common stock.

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

Transfer Agent and Registrar

Our transfer agent is Continental Stock Transfer & Trust Company located at 17 Battery Street, 8th Floor, New York, New York, 10004.

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

In July 2020, our Board of Directors authorized a one-year repurchase plan for up to 1 million shares of our common stock. We did not purchase any shares under this plan in 2021. We purchased 23,638 shares under this plan in 2020 at an average price of $6.20 per share. This plan expired pursuant to its own terms on July 29, 2021, and has not been renewed.

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

This section of this Annual Report on Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which we filed with the SEC on March 15, 2022.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch, executive search, commercial staffing, and permanent placement solutions primarily in the light industrial, blue-collar, executive, managerial, and administrative segments of the staffing industry. Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search", "Management Recruiters International," "MRI," and 'Sales Consultants." Some of the MRI franchises also operate under other brands specific to a locality.

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	Snelling, and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	Northbound and MRI focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

As of December 31, 2022 we had approximately 433 franchisee-owned offices and 2 company-owned offices in 45 states, the District of Columbia, and 13 countries outside of the United States. We licensed our tradenames to 10 offices in California. In addition, there were 12 MRI locations that provided contract staffing services only. We provide employment for an estimated 85 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

The COVID-19 pandemic materially adversely impacted our business in 2020 and 2021 and to a much lesser extent, in 2022. Comparisons between 2022 and 2021 should be viewed through a COVID-19 lens with the understanding that for the year ended December 31, 2021 our revenues and expenses were impacted by COVID and were lower than they otherwise would have been. A full economic recovery has been slow to occur, and it is uncertain if businesses will remain fully open, or another broad shutdown will occur due to a variant or new strain. The long-term effectiveness of economic stabilization efforts, including government payments to affected citizens and industries, and government vaccination efforts, is also uncertain. Also affecting comparisons between 2022 and 2021 were the acquisitions consummated in 2021 and 2022 as described below.

We finished 2022 with a strong balance sheet. Our assets exceeded liabilities by over $58 million. In 2022, we continued improving our liquidity position, even with significant organizational changes brought on by the acquisitions in 2021 and 2022. Current assets increased from $42.0 million on December 31, 2021 to $51.9 million on December 31, 2022.

On a year-over-year basis, we saw a 33.2% increase in our system-wide-sales from $354.5 million in 2021 to $472.2 million in 2022. This improvement was across the board, as we saw increased sales from existing offices, increased sales from new offices, and sales added through acquisitions. Our largest acquisition, MRI, did not occur until late in the year.

We recorded record profits in 2022. While those were largely driven by the increase in system-wide-sales and resulting royalty revenue, we were also able to maintain our cost structure with selling, general, and administrative expense ("SG&A") in the same proportion as revenue. Even with these results, we believe the sweeping and persistent nature of the COVID-19 pandemic still depressed system-wide sales, resulting revenue, and net income during 2022, and may continue to do so.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2022 and December 31, 2021 (in thousands, except percentages):

	Year ended
	December 31, 2022		December 31, 2021
Franchise royalties	$28,897	93.4%	$21,317	94.6%
Service revenue	2,055	6.6%	1,212	5.4%
Total revenue	30,952	100.0%	22,529	100.0%
Selling, general and administrative expenses	12,874	41.6%	13,328	59.2%
Depreciation and amortization	2,040	6.6%	1,551	6.9%
Income from operations	16,038	51.8%	7,650	34.0%
Other miscellaneous income	(2,047)	(6.6)%	4,570	20.3%
Interest income	247	0.8%	413	1.8%
Interest and other financing expense	(368)	(1.2)%	(157)	(0.7)%
Net income before income taxes	13,870	44.8%	12,476	55.4%
Provision for income taxes	1,895	6.1%	635	2.8%
Net income from continuing operations	11,975	38.7%	11,841	52.6%
Income from discontinued operations, net of tax	483	1.6%	9	0.0%
Net income	$12,458	40.2%	$11,850	52.6%
Non-GAAP data
Adjusted EBITDA	$22,045	71.2%	$12,324	54.7%
1.	See the definition and reconciliation of Adjusted EBITDA within the immediately following section titled “Use of Non-GAAP Financial Measures: Adjusted EBITDA.”

Use of Non-GAAP Financial Measures:  Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, costs related to the work opportunity tax credit (“WOTC”) and other charges and gains we consider non-recurring. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, WOTC-related costs and other non-recurring charges and gains bear little or no relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the (non-operating) costs associated with qualifying for this tax credit.  This tax credit is included on our income statement as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income.   In addition, by excluding certain non-recurring charges and gains, adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges and gains. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Year ended
	December 31, 2022	December 31, 2021
Net income	$12,458	$11,850
Interest expense	368	157
Provision for income taxes	1,895	635
Depreciation and amortization	2,040	1,551
WOTC related costs	601	595
EBITDA	17,362	14,788
Non-cash compensation	1,673	1,628
Acquisition related charges	2,660	(4,399)
Impairment of notes receivable	350	307
Adjusted EBITDA	$22,045	$12,324

Revenue

Our total revenue consists of franchise royalties, and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.

Total revenue for the year ended December 31, 2022 was approximately $31.0 million compared to $22.5 million for the year ended December 31, 2021, an increase of 37.4%. This increase is consistent with the 33.2% increase in underlying system-wide-sales. Revenue does not include any company-owned offices, as both of the offices that we own are classified as held-for-sale.

Franchise Royalties

We charge our franchisees a royalty fee on the basis of one of several models. Under the HireQuest Direct model, the royalty fee charged ranges from 6% to 8% of gross billings, depending on volume. Royalty fees are charged at 8% for the first $1 million of billing with the royalty fee dropping 0.5% for every $1 million of billing thereafter until the royalty fee is 6% (once gross billings reach $4 million annually). The smaller royalty fee is charged only on the incremental dollars resulting in an effective royalty fee at a blended rate of between 6% and 8%. We will grant our franchisees credits for low margin business. For the HireQuest, Snelling, and DriverQuest model, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements provide for a royalty of 5% - 7% of direct placement sales. For the Snelling franchise agreements assumed where the franchise owner did not execute new HireQuest or HireQuest Direct business line franchise agreements, the royalty fee ranges from 5% to 8% of all sales. MRI franchise agreements assumed have royalty rates varying from 1% to 9% of placement sales, depending on sales volume and other factors. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty.  For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

Franchise royalties for the year ended December 31, 2022 were approximately $28.9 million compared to $21.3 million for the year ended December 31, 2021, an increase of 35.6%, also in line with the increase in system-wide-sales. The blended effective royalty rate for 2022 was 6.2% versus 6.0% in 2021. The $7.6 million increase in franchise royalties was primarily attributable to the following factors:  (a) a $2.9 million increase in revenue from existing offices, (b) a $2.6 million increase in revenue from offices added through the 2021 acquisitions, and (c) a $2.1 million increase in revenue from offices added through the 2022 acquisitions. The $2.9 million increase in revenue from existing offices is primarily due to an increase in number of hours worked over the prior year, which was diminished due to the COVID-19 pandemic. The $2.6 million increase in revenue from the 2021 acquisitions was enhanced by having a full year of 2022 royalties from the 2021 acquisitions.

Service Revenue

Service revenue consists of revenue generated from franchisees that are outside of our core services such as license fees and miscellaneous income.  This includes interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over between 42 and 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts before they age 84 days in order to reduce or avoid the interest charge. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vender programs or IT license blocks.  Generally we do not profit from these arrangements as they represent pass-through items, although there may be timing differences.  In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the year ended December 31, 2022 was approximately $2.1 million compared to $1.2 million for the year ended December 31, 2021, an increase of $843 thousand, or 69.6%  Interest on overdue accounts increased approximately $311 thousand from $635 thousand at December 31, 2021 to $946 thousand at December 31, 2022. This increase follows the overall increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely, and the Company does not strive to increase interest on aged accounts receivable. License fees from California locations increased $72 thousand as a result of increased license base from the California licensees, primarily due to the loosening of COVID-19 restrictions in that state.  The remainder of the increase related to fees charged for services ($394 thousand) and royalties from non-staffing revenues at our franchisee who are required to pay us for all gross receipts ($66 thousand). These non-staffing revenues are not reported as system-wide sales.

Operating expenses

Operating expenses for the year ended December 31, 2022 were approximately $14.9 million compared to $14.9 million for the year ended December 31, 2021, a decrease of 0.2%. The decrease primarily relates to variable administrative costs that decreased as a result of increased operating efficiencies of providing back-office support to our franchisees. Excluding workers' compensation, depreciation, and amortization, operating expenses increased 5.5%, which is expected given the 33.2% increase in system-wide sales. Overall, operating expenses represented 3.2% of system-wide-sales in 2022 versus 4.2% of system-wide sales in 2021. Generally, we have been able to leverage much of the increase in revenue using existing resources.

Workers' Compensation

Workers' compensation provided a net benefit of $2.0 million in the year ended December 31, 2022, versus a net benefit of approximately $737 thousand in the year ended December 31, 2021. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience.  Approximately $1.2 million of the benefit recorded during 2022 relates to the Snelling reserve assumed  at the time of acquisition and continues to run off as claims are resolved. Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends are not indicative of future results.

Other Selling, General and Administrative Expenses (“SG&A”)

Excluding workers' compensation, SG&A for the year ended December 31, 2022 was approximately $14.8 million compared to $14.1 million for the year ended December 31, 2021, an increase of 5.5%. The increase in SG&A expenses primarily relates to salaries and benefits, which increased approximately $1.8 million as a result of additional headcount to keep pace with growth in system-wide sales as a result of acquisitions and organic growth. This increase was offset by approximately $1.0 million in lower executive bonus accruals for the year ended December 31, 2022.  Bonus expense in the year-ended December 31, 2021 included bonuses for both 2020 and 2021 performance years due to a change in how we calculate and accrue annual executive bonuses. Compensation-related expenses remain by far the largest component of SG&A.

Other SG&A also includes a $233 thousand impairment charge related to notes receivable due from non-franchisees. During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions in 2021 to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand in 2022.  For franchise notes receivable, we increased our net reserves by $117 thousand related to the Arizona Note with contingent consideration. Subsequent changes in the recorded amount of contingent consideration are generally recognized as income or loss based on fair value each reporting period.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2022 was approximately $2.0 million compared to $1.6 million for the year ended December 31, 2021. The increase was due to additional amortization stemming from acquisitions. We acquired $19.9 million of franchise agreements and $7.3 million of other intangibles in the 2021 acquisitions. Of the $7.3 million in other intangibles, $2.2 million is indefinite lived and is not amortized. In the 2022 acquisitions we acquired $9.5 million of customer related intangibles, $5.6 million of franchise agreements and $1.4 million of other intangibles. Of the $1.4 million in other intangibles, $1.4 million is indefinite lived and is not amortized.

Other income and expense

Other miscellaneous income includes all nonoperating income and expense other than interest and taxes. For the year ended December 31, 2022 other miscellaneous expense was approximately $2.0 million, compared to $4.6 million of other miscellaneous income for the year ended December 31, 2021. The 2021 period includes a bargain purchase gain of approximately $5.6 million, which is recorded net of deferred taxes. This gain was offset by losses on the transfer of unwanted assets acquired in the LINK transaction to the California Purchaser of approximately $1.9 million. In 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises, and a $195 thousand non-royalty based incentive given to two franchises during an expansion and acquisitions of competitors.

The remaining items of other miscellaneous income and expense consist of small gains and losses resulting from the conversion of Snelling owned stores to franchises, and gross rents from leasing excess space at our corporate headquarters. We lease approximately 9,200 square feet of office space in our headquarters campus to unaffiliated companies. These leases are at the market rate.  Rental income for the year ended December 31, 2022 is higher than the same period in 2021 after completion of the new building adjacent to our corporate headquarters.

Interest income and expense

Interest income for the year ended December 31, 2022 was approximately $247 thousand compared to $412 thousand for the year ended December 31, 2021. Interest income represents interest related to the financing of franchised locations, and notes to the California Purchaser. The decrease is consistent with a decrease in principal related to the financing of franchised locations from approximately $4.2 million at December 31, 2021 to $3.5 million at December 31, 2022. During 2021, we sold approximately $5.3 million of notes receivable for no gain or loss in order to help finance the Snelling and LINK transactions.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist. Interest and other financing expense increased approximately $211 thousand to $368 thousand at December 31, 2022 from December 31, 2021, when it was $157 thousand . Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. In addition, rising U.S. interest rates have been driven mainly by more aggressive action from the Federal Reserve to rein in inflation.  We pay a variable rate and saw a significant increase in the net effective rate during 2022.

Provision for income tax

Income tax expense was approximately $1.9 million in 2022 and $635 thousand in 2021. The effective tax rates for 2022 and 2021 were 13.7% and 5.1% respectively. The effective tax rate is primarily driven by the federal Work Opportunity Tax Credit, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other factors reducing our effective rate include windfall tax deductions related to stock-based compensation, and deduction limits on overall compensation. The low rate in 2021 was driven the non-taxable bargain purchase gain. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. We do not expect that benefit to reoccur, but generally expect that our effective tax rate will be significantly lower than statutory rates due to ongoing Work Opportunity Tax Credits and stock-based compensation.

Income from discontinued operations, net of tax

Company-owned offices that have been disposed of by sale, disposed of other than by sale, or are classified as held-for-sale are reported separately as discontinued operations. In addition, a newly acquired business that on acquisition meets the held-for-sale criteria will be reported as discontinued operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise. The assets and liabilities of a discontinued operation held-for-sale are measured at the lower of the carrying value or fair value less cost to sell.

As of December 31, 2022 there were 2 company-owned locations reported as discontinued operations:

●	The assets acquired in the Dental Power Agreement; and
●	Certain assets acquired in the Dubin Agreement related to the operations of the Philadelphia franchise.

We have entered into negotiations to sell the assets associated with the Dental Power Agreement and expect to dispose of these acquired assets in early 2023.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Year ended
	December 31,	December 31,
	2022	2021
Revenue	$6,313	$231
Cost of staffing services	4,505	171
Gross profit	1,808	60
Selling, general and administrative expense	795	36
Amortization	384	12
Net income before tax	629	12
Provision for income taxes	146	3
Net income	$483	$9

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, service revenue and staffing revenue from owned locations. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices.

At December 31, 2022, our current assets exceeded our current liabilities by approximately $15.1 million. Our current assets included approximately $3.0 million of cash and $45.7 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. As of December 31, 2022, the outstanding balance under our line of credit with Truist was $12.5 million, with approximately $12.2 million available for additional borrowing under the line as of such date, assuming compliance with necessary conditions. Other current liabilities include approximately $9.8 million due to our franchisees, $5.6 million of accrued wages, benefits and payroll taxes, and $3.4 million related to our workers’ compensation claims liability.

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

Cash Flows

Operating Activities

During 2022, net cash generated by operating activities was approximately $16.9 million. Operating activity for the year included net income of approximately $12.5 million offset by a decrease in balance sheet assets and an increase in balance sheet liabilities totaling approximately $2.6 million. We also had significant non-cash expenses in 2022, including approximately $2.4 million in stock-based compensation, $2.0 million in depreciation and amortization, and a loss on conversion of acquired operations into franchises of $2.2 million

Investing Activities

During 2022, net cash used by investing activities was approximately $23.6 million and included cash paid for acquisitions of $32.4 million. These were partially offset by  proceeds from the conversion of acquired offices into franchises of $9.3 million. Also decreasing cash was the investment into intangible assets of approximately $1.4 million, most of which was related to internal-use software development activities.

Financing Activities

During 2022, net cash provided by financing activities was approximately $8.5 million which was primarily due to net borrowings on our line of credit and term loan amounting to $12.4 million, offset by the payment of dividends of approximately $3.3 million.

Capital Resources

Revolving Credit and Term Loan Agreement with Truist

On June 29, 2021 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit and Term Loan Agreement with Truist Bank, as Administrative Agent, and the lenders from time to time made a party thereto (the "Credit Agreement"), pursuant to which the lenders extended the Borrowers (i) a $60 million revolving line of credit with a $20 million sublimit for letters of credit (the "Line of Credit") and (ii) a $3.2 million term loan (the "Term Loan"). Truist Bank may also make Swingline Loans available in its discretion. The Credit Agreement replaced the Company's prior $30 million credit facility with BB&T, now Truist. The Credit Agreement provides for a borrowing base on the Line of Credit that is derived from the Borrowers' accounts receivable subject to certain reserves and other limitations. Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the LIBOR Index Rate plus a margin between 1.25% and 1.75% per annum or (b) the then applicable Base Rate, as that term is defined in the Credit Agreement plus a margin between 0.25% and 0.75% per annum. In each case, the applicable margin is determined by the Company's Average Excess Availability on the Line of Credit, as defined in the Credit Agreement. Interest will accrue on the Term Loan at a variable rate equal to (a) the LIBOR Index Rate plus 2.0% per annum or (b) the then applicable Base Rate plus 1.0% per annum. In addition to interest on outstanding principal under the Credit Agreement, the Borrowers will pay a commitment fee on the unused portion of the Line of Credit in an amount equal to 0.25% per annum. All loans made pursuant to the Line of Credit mature on June 29, 2026. The Term Loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the Term Loan and will be payable in monthly installments with the remaining principal balance due and payable in full on the earlier of the date of termination of the commitments on the Line of Credit and June 29, 2036.

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

The Company utilized the proceeds of the Line of Credit and Term Loan (i) first to pay off its existing credit facility with BB&T, now Truist, and (ii) second, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Line of Credit and the remainder of the Term Loan for working capital, acquisitions, required letters of credit, and general corporate purposes in accordance with the terms of the Credit Agreement.

At December 31, 2022, availability under the line of credit was approximately $12.2 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances. On March 1, 2023, our workers' compensation provider agreed to reduce the required collateral deposit from $10.7 million to $9.2 million. The collateral is currently accomplished by delivering letters of credit under the Credit Agreement. The reduction directly increases our availability under the letter of credit.

On February 28, 2023, subsequent to the date of these financial statements, the Company and all of its subsidiaries as borrowers entered into a Revolving Credit and Term Loan Agreement with Bank of America, N.A. for a $50 million revolving facility, which includes a $20 million sublimit for the issuance of standby letters of credit. The Company utilized the proceeds of the new Credit Facility (i) first to pay off its existing credit agreement with Truist, (ii) second, to pay off its existing term loan with Truist, and (iii) third, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the new Credit Facility for working capital, required letters of credit, and general corporate purposes in accordance with the terms of the facility.  As part of this refinance we expect to record a loss on debt extinguishment of approximately $332 thousand.

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

During 2022, nearly all of our offices were franchised with the only exception being Dental Power locations acquired in December 2021 and the Philadelphia office acquired in February 2022. The following table reflects our system-wide sales broken into its components for the periods indicated (in thousands):

	Year ended
	December 31,	December 31,
	2022	2021
Franchise sales	$465,917	$354,265
Company-owned sales	6,313	231
System-wide sales	$472,230	$354,496

System-wide sales were $472.2 million in 2022, an increase of 33.2%, from $354.5 million in 2021. The increase in system-wide sales is related to acquisitions completed in 2022 along with organic growth related to the rebound from the economic downturn experienced in 2021 due to COVID-19. System-wide sales attributable to acquisitions in 2022 were approximately $39.2 million. Organic growth from offices that were not acquired was approximately $47.7 million. Organic growth stems from additional revenues to existing customers, expansion to new customers, including national accounts, and expansion into new staffing verticals such as medical or commercial trucking.

Number of Offices

We examine the number of offices we open and close every year. The number of offices is directly tied to the amount of royalty and service revenue we earn. In 2022, we added 218 offices on a net basis by opening or acquiring 223 and closing 5. In 2021, we added 78 offices on a net basis by opening or acquiring 79 and closing 1.

The following table accounts for the number of offices opened and closed in 2022 and 2021.

Franchised offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Franchised offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Franchised offices, December 31, 2022	435

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

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6% to 8%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Royalty fees from the Snelling and LINK franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Royalty fees from the MRI franchise agreements assumed and not renegotiated range from 1% of cash in plus a minimum of $15,000 to 9% of cash in. The fees could be lower in certain situations, depending on the franchisee-specific operations. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal. With company-owned locations, we control the conditions under which we provide services to customers. Accordingly, we present revenue from owned locations on a gross basis as principal. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations.

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

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Our estimated workers’ compensation claims liability was $5.9 million at December 31, 2022, versus $8.2 million at December 31, 2021. The decrease is due to claims coming in lower than expected, particularly the claims acquired in the Snelling acquisition. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

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

Two of our notes receivable have contingent consideration.  The Arizona Note is based on a percentage of system-wide sales from various Arizona locations that exceed a certain threshold over a ten year period, capped at $2 million in total cash payments, including interest and principal.  The Oklahoma Note is based on a percentage of system-wide sales from an Oklahoma City location that exceed a certain threshold amounts, with no time period up to the outstanding principal balance. Notes with contingent consideration are recorded at fair value when originated. Probability of payment is reflected in the fair value, as is the time value of money. Subsequent changes in the recorded amount of contingent consideration are generally recognized as income or loss based on fair value each reporting period.

Our allowance for losses on notes receivable was approximately $260 thousand and $1.9 million at December 31, 2022 and December 31, 2021, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the estimated fair value of the net assets of acquired businesses. Goodwill is not amortized, but instead is subject to annual impairment testing that is conducted each calendar year in the third quarter. The goodwill asset impairment test involves comparing the fair value of a reporting unit to its carrying amount. An impairment charge is recognized when the carrying amount exceeds the reporting unit’s fair value. Interim tests during the year may be required if an event occurs or circumstances change (a "triggering event") that in management's judgement would more likely than not reduce the fair value of a reporting unit below its’ carrying amount.

To estimate fair value, we may use both a discounted cash flow and a market valuation approach. The discounted cash flow approach uses cash flow projections and a discount rate to calculate the fair value of each reporting unit while the market approach relies on market multiples of similar companies. The key assumptions used for the discounted cash flow approach include projected revenues and profit margins, changes in working capital, and the current discount and tax rates. For the market approach, we select a group of peer companies that we believe are best representative of each reporting unit.

Annual assessments are conducted in the context of information that is reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; labor cost and availability; operational efficiency, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of August 31, 2023; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, technology-related assets, trademarks, and other intellectual property. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 5 to 15 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which are conducted each calendar year in the fourth quarter.. The impairment testing compares the fair value of the intangible asset with its’ carrying amount using the relief from royalty method or the comparable sales method, depending on the asset. The relief from royalty method uses cash flow projections and a discount rate to calculate the fair value of  intellectual property while the comparable sales approach relies on recent sales of similar assets by unrelated companies. The key assumptions used for the relief from royalty method include projected revenues and profit margins, an assumed royalty rate, and the current discount and tax rates. For the comparable sales approach, we rely on public reports of recent sales that we believe are best representative of each asset being evaluated.

The test completed as of October1, 2022 indicated no impairment. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HireQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of HireQuest, Inc. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Workers’ Compensation Claims Liability — Refer to Notes 1 and 5 to the financial statements

Critical Audit Matter Description

The Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, the Company utilizes third party actuarial estimates of future costs of the claims discounted by a present value interest rate to estimate the amount of the reserves. If the actual costs of the claims exceed the amount estimated, additional reserves may be required. The workers’ compensation claims liability balance as of December 31, 2022 was $5,925,000.

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
●

We tested the completeness, integrity, and accuracy of the underlying data used by the third-party actuary as part of the actuarial valuation, including confirmation of underlying data with third party data providers.

Acquisitions- refer to Note 2 in the financial statements

Critical Audit Matter Description

The Company completed the acquisitions of four staffing and placement companies for total consideration of approximately $34.2 million during the year ended December 31, 2022, as disclosed in Note 2. The Company accounted for these transactions under the acquisition method of accounting for business combinations. Accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $22.7 million and resulting goodwill of $5.9 million. Of the identified intangible assets acquired, the most significant are the trade names, customer relationships and customer lists. The Company estimated the fair value of the trade names, customer relationships, and customer lists using the multi-period excess earnings method (income approach), which is a specific application of the discounted-cash-flow-method that required management to make significant estimates and assumptions related to forecasts of revenue growth projections, including growth rates over the estimated life of the customer relationships and lists, and selection of royalty rates, discount rates, and methodologies utilized in the valuation models.

We identified the valuation of the trade names, customer relationships, and customer lists as a critical audit matter because of the significant estimates and assumptions management made to fair value this asset for purposes of recording the acquisition. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures, including the need to involve fair value specialists, evaluation of the reasonableness of management’s forecasts of future revenue, as well as the selection of the royalty rates, discount rates and methodologies utilized in the valuation models.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to testing the valuation of trade names, customer relationships, and customer lists included the following, among others:

●

We tested the Company’s process over the valuation of the trade names, customer relationships, and customer lists including management’s forecasts of revenue growth projections, the selection of the royalty rates, discount rates, and attrition rates as well as the methodologies utilized in the valuation models.

●	We evaluated the reasonableness of management’s forecast of revenue growth projections by comparing the projections to historical results.
●	With the assistance of our fair value specialists, we evaluated the reasonableness of the revenue growth projections, royalty rates, discount rates, attrition rates and valuation methodologies by:
●

Testing the source information underlying the determination of revenue growth projections, specifically the long-term growth rate, royalty rates, renewal and attrition rates, and discount rates, and testing the mathematical accuracy of the calculations

●

Reviewing the reconciliation of the internal rate of return, the weighted average return on assets and the weighted average cost of capital noting that the reconciliation fell within an acceptable range.

●	Reviewing the royalty rates selected for the trade names, to confirm that the rate was a market participant rate.
●	Reviewing the sensitivity analysis related to the discount rate and growth rate used for estimating the fair value.
●	We evaluated the completeness and accuracy of the footnote disclosures in Note 2 in the financial statements

We have served as the Company’s auditor since 2017.

/s/ Plante & Moran, PLLC

Denver, Colorado

March 21, 2023

HireQuest, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands except par value data)	2022	2021
ASSETS
Current assets
Cash	$3,049	$1,256
Accounts receivable, net of allowance for doubtful accounts	45,728	38,239
Notes receivable	817	1,481
Prepaid expenses, deposits, and other assets	1,833	659
Prepaid workers' compensation	503	369
Total current assets	51,930	42,004
Property and equipment, net	4,353	4,454
Workers’ compensation claim payment deposit	1,231	948
Franchise agreements, net	23,144	18,848
Other intangible assets, net	10,690	6,228
Goodwill	5,870	-
Other assets	325	334
Notes receivable, net of current portion and reserve	2,675	2,686
Intangible assets held for sale - discontinued operations	3,065	1,850
Total assets	$103,283	$77,352
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$448	$1,126
Line of credit	12,543	171
Term loans payable	704	210
Other current liabilities	3,408	2,658
Accrued wages, benefits and payroll taxes	5,602	3,687
Due to franchisees	9,846	7,496
Risk management incentive program liability	877	1,632
Workers' compensation claims liability	3,352	4,491
Total current liabilities	36,780	21,471
Term loans payable, net of current portion	3,291	2,856
Workers' compensation claims liability, net of current portion	2,573	3,759
Deferred tax liability	60	473
Franchisee deposits	2,325	2,058
Total liabilities	45,029	30,617
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,918 and 13,745 shares issued, respectively	14	14
Additional paid-in capital	32,844	30,472
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	25,542	16,395
Total stockholders' equity	58,254	46,735
Total liabilities and stockholders' equity	$103,283	$77,352

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

	Year ended
	December 31,	December 31,
(in thousands, except per share data)	2022	2021
Franchise royalties	$28,897	$21,317
Service revenue	2,055	1,212
Total revenue	30,952	22,529
Selling, general and administrative expenses	12,874	13,328
Depreciation and amortization	2,040	1,551
Income from operations	16,038	7,650
Other miscellaneous (expense) income	(2,047)	4,570
Interest income	247	413
Interest and other financing expense	(368)	(157)
Net income before income taxes	13,870	12,476
Provision for income taxes	1,895	635
Net income from continuing operations	11,975	11,841
Income from discontinued operations, net of tax	483	9
Net income	$12,458	$11,850

Basic earnings per share
Continuing operations	$0.87	$0.88
Discontinued operations	0.04	-
Total	$0.91	$0.88

Diluted earnings per share
Continuing operations	$0.87	$0.87
Discontinued operations	0.04	-
Total	$0.91	$0.87

Weighted average shares outstanding
Basic	13,654	13,494
Diluted	13,721	13,606

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury stock	Additional paid-in	Retained	Total stockholders'
(in thousands)	Shares	Par value	amount	capital	earnings	equity
Balance at December 31, 2020	13,629	$14	$(146)	$28,811	$7,686	$36,365
Stock-based compensation	-	-	-	1,628	-	1,628
Cash dividends	-	-	-	-	(3,141)	(3,141)
Restricted common stock granted for services	112	-	-	-	-	-
Common stock issued for the exercise of options	4	-	-	33	-	33
Net income	-	-	-	-	11,850	11,850
Balance at December 31, 2021	13,745	14	(146)	30,472	16,395	46,735
Stock-based compensation	-	-	-	2,372	-	2,372
Cash dividends	-	-	-	-	(3,311)	(3,311)
Restricted common stock granted for services	173	-	-	-	-	-
Net income	-	-	-	-	12,458	12,458
Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Cash Flow

	Year ended
	December 31,	December 31,
(in thousands)	2022	2021
Cash flows from operating activities
Net income	$12,458	$11,850
Income from discontinued operations	(483)	(9)
Net income from continuing operations	11,975	11,841
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	2,040	1,551
Non-cash interest	95	48
Allowance for losses on notes receivable	350	307
Stock based compensation	2,372	1,628
Deferred taxes	(412)	(2,367)
Loss on disposition of intangible assets	2,233	1,223
Bargain purchase gain	-	(5,621)
Changes in operating assets and liabilities:
Accounts receivable	(974)	(3,065)
Prepaid expenses, deposits, and other assets	(9)	(119)
Prepaid workers' compensation	(134)	1,065
Accounts payable	(2,192)	349
Risk management incentive program liability	(755)	773
Other current liabilities	230	(206)
Accrued wages, benefits and payroll taxes	1,450	844
Due to franchisees	2,350	3,872
Workers’ compensation claim payment deposit	(284)	6,876
Workers' compensation claims liability	(2,325)	(1,226)
Net cash provided by operating activities - continuing operations	16,010	17,773
Net cash provided by (used in) operating activities - discontinued operations	868	(391)
Net cash provided by operating activities	16,878	17,382
Cash flows from investing activities
Purchase of acquisitions	(32,355)	(33,737)
Purchase of property and equipment	(100)	(1,401)
Proceeds from the sale of purchased locations	9,317	997
Proceeds from the sale of notes receivable	-	5,261
Proceeds from payments on notes receivable	799	669
Cash issued for notes receivable	(125)	(855)
Investment in intangible assets	(1,377)	(573)
Net change in franchisee deposits	267	193
Net cash used in investing activities	(23,574)	(29,446)
Cash flows from financing activities
Proceeds from term loan payable	-	3,154
Payment on term loan payable	(571)	(88)
Payments related to debt issuance	-	(476)
Proceeds from the exercise of stock options	-	33
Net proceeds from revolving line of credit	12,371	171
Payment of dividends	(3,311)	(3,141)
Net cash provided by (used in) financing activities	8,489	(347)
Net increase (decrease) in cash	1,793	(12,411)
Cash, beginning of period	1,256	13,667
Cash, end of period	$3,049	$1,256
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	350	1,247
Amounts payable related to the purchase of acquisition	1,800	-
Supplemental disclosure of cash flow information
Interest paid	273	110
Income taxes paid	3,048	891

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, “Northbound Executive Search”, and "MRI". HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest,  and Snelling specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search and MRI specialize in executive placement and consultant services.

On  January 24, 2022 we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of $336 thousand of adjusted net working capital payable. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On  February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a $300 thousand note payable and $62 thousand of adjusted net working capital payable. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On  February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a $1.5 million note payable and $328 thousand of adjusted net working capital payable. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry. On  December 12, 2022 we completed our acquisition of MRINetwork (“MRI”) to acquire certain assets of their network for $13.3 million, inclusive of $60 thousand of contingent consideration and $223 thousand of adjusted net working capital payable. MRI is the third-largest executive recruiting network in the world, headquartered in Delray Beach, Florida. MRI provides executive placement services and commercial staffing in the across the US and internationally.

On  March 1, 2021, we completed our acquisition of Snelling Staffing and affiliates (“Snelling”). We acquired substantially all of the operating assets and assumed certain liabilities of Snelling for a purchase price of approximately $17.9 million. On  March 22, 2021, we completed our asset acquisition of LINK Staffing and affiliates (“LINK”) in which we acquired all of the franchise relationships and certain other assets of LINK for a purchase price of approximately $11.1 million. On  October 1, 2021 we completed our acquisition of Recruit Media, Inc. (“Recruit Media”). We purchased all of the outstanding shares of Recruit Media for approximately $4.4 million, inclusive of $1.0 million of liabilities assumed. On  December 6, 2021 we completed the acquisition of the Dental Power Staffing division ("Dental Power") from Dental Power International, Inc. ("DPI") for $1.9 million, inclusive of $382 thousand of contingent consideration.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of   December 31, 2022 we had approximately 433 franchisee-owned offices and 2 company-owned offices in 45 states and the District of Columbia. We are the employer of record to approximately 85 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

U.S. GAAP requires the primary beneficiary of a variable interest entity (a “VIE”) to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance, and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to it. We provide acquisition financing to some of our franchisees that results in some of them being considered a VIE. We have reviewed these franchisees and determined that we are not the primary beneficiary of any of these entities, and accordingly, these entities have not been consolidated.

Foreign Currency Translation

The functional currency of the company and all of its' subsidiaries is the United States dollar. Certain franchises located outside the United States may transact business in their local currency. As a result, some accounts receivable may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero at December 31, 2021 and 2022, respectively.

Cost of Staffing Revenue

Cost of staffing revenue is present when we have owned locations and consists of temporary employee wages, the related payroll taxes, workers’ compensation expenses, and other direct costs of services.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claim liabilities, our workers’ compensation Risk Management Incentive Program, our deferred taxes, our allowance for credit losses, potential impairment of goodwill and other intangibles, stock-based compensation, and estimated fair value of assets and liabilities acquired.

Cash and Cash Equivalents:  Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust accounts. These accounts are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000 per account per institution. At December 31, 2022, we held deposits in excess of FDIC insured limits of approximately $2.5 million.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6.0% to 8.0%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchisee, the HireQuest Health franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18.0% of the gross margin for the territory. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume. Royalty fees from the Snelling franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal.

For franchised locations, we recognize revenue when we satisfy our performance obligations. Our performance obligations primarily take the form of a franchise license and promised services. Promised services consist primarily of paying temporary employees, completing all statutory payroll related obligations, and providing workers' compensation insurance on behalf of temporary employees. Because these performance obligations are interrelated, we do not consider them to be individually distinct and therefore account for them as a single performance obligation. Because our franchisees receive and consume the benefits of our services simultaneously, our performance obligations are satisfied when our services are provided. Franchise royalties are billed on a weekly basis other than with MRI franchise royalties, which are billed on a monthly basis. We also offer various incentive programs for franchisees including royalty incentives, royalty credits, and other support initiatives. These incentives and credits are provided to encourage new office development and organic growth, and to limit workers' compensation exposure. We present franchise royalty fees net of these incentives and credits.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Year ended
	December 31,	December 31,
	2022	2021
HireQuest Direct model	$16,224	$14,554
HireQuest, Snelling, DriverQuest, HireQuest Health, Northbound, and MRI	12,673	6,763
Total	$28,897	$21,317

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

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $260 thousand and $405 thousand at   December 31, 2022 and  December 31, 2021, respectively.

Some of our notes receivable have contingent consideration based on a percentage of specified system-wide sales that exceed certain thresholds. Notes with contingent consideration are recorded at fair value when originated. Probability of payment is reflected in the fair value, as is the time value of money. Subsequent changes in the recorded amount of contingent consideration are recognized during period in which the change was recognized.

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our impairment reserve on notes receivable from non-franchisees was approximately $-0- and $1.5 million at   December 31, 2022 and  December 31, 2021, respectively.

Stock-Based Compensation

Periodically, we issue restricted common shares to our officers, directors, or employees. Command Center, an entity we merged with in 2019, previously issued options to purchase common shares and several of those remain in effect. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. The fair value of stock awards is based on the quoted price of our common stock on the grant date. The fair value of option awards is determined using the Black-Scholes valuation model.

Debt Issuance Costs

Debt issuance costs associated with our revolving lines of credit are capitalized and presented as prepaid expenses, deposits, and other assets. Because debt issuance costs are related to a line of credit, they are presented as an asset, rather than a decrease to debt. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. Capitalized debt issuance costs were approximately $334 thousand and $430 thousand at December 31, 2022 and December 31, 2021, respectively.

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

Finite-lived intangible assets are amortized using the straight-line method over their estimated useful lives, which ranges from 5 to 15 years. Our finite-lived intangible assets include acquired franchise agreements, acquired customer relationships, acquired customer lists, internally developed software, and purchased software. Our indefinite-lived intangible assets include acquired domain names and acquired trade names. For additional information related to significant additions to intangible assets, see Note 2 - Acquisitions.

Intangible assets internally developed are measured at cost. We capitalize costs to develop or purchase computer software for internal use which are incurred during the application development stage. These costs include fees paid to third parties for development services and payroll costs for employees' time spent developing the software. We expense costs incurred during the preliminary project stage and the post-implementation stage. Capitalized development costs are amortized on a straight-line basis over the estimated useful life of the software. The capitalization and ongoing assessment of recoverability of development costs requires considerable judgment by management with respect to certain external factors, including, but not limited to, technological and economic feasibility, and estimated economic life.

Impairment - Intangible Assets

Indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the Indefinite-lived intangible asset is more likely than not impaired. Such indicators  may include a deterioration in macroeconomic conditions; a significant increase in cost factors; negative overall financial performance (including a decline in our expected future cash flows); entity-specific changes in key personnel, strategy or customers; and industry considerations including competition, legal, regulatory, contractual or asset-specific factors, among others. The occurrence of these indicators could have a significant impact on the recoverability of the indefinite-lived intangible and could have a material impact on our consolidated financial statements. For purposes of our impairment test, the assessment of indefinite-lived intangibles is performed at the asset level.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment  may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At  December 31, 2022 we had a single reporting unit.

The table below summarizes our goodwill at  December 31, 2021 and changes during the year ended  December 31, 2022 (in thousands):

Goodwill balance at December 31, 2021	$-
Goodwill recorded on acquisition of Temporary Alternatives	375
Goodwill recorded on acquisition of Dubin	200
Goodwill recorded on acquisition of Northbound	500
Goodwill recorded on acquisition of MRI	4,795
Goodwill balance at December 31, 2022	$5,870

Impairment - Goodwill

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

For purposes of our impairment test, we operate as a single reporting unit. Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions by management. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

When evaluating goodwill for impairment, we have the option to first assess qualitative factors to determine whether it is more likely than not the fair value of a reporting unit is less than its carrying value. Qualitative factors include macroeconomic conditions, industry and market conditions, and overall company financial performance. If, after assessing these events and circumstances, we determine that it is more likely than not the fair value of the reporting unit is greater than its carrying amount, a quantitative impairment test is not necessary. We also have the option to bypass the qualitative assessment and proceed directly to performing the quantitative impairment test. If completed, the quantitative impairment test involves comparing the fair value of each reporting unit to its carrying value, including goodwill. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the fair value exceeds the carrying value, no impairment of goodwill is deemed necessary. If the carrying value of the reporting unit exceeds its fair value, we recognize an impairment loss in an amount equal to the excess, up to the carrying value of the goodwill.

Based on our annual assessment, we have concluded that it is more likely than not the fair value of our reporting unit exceeded its carrying value and our goodwill was not impaired.

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

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at December 31, 2022 and December 31, 2021 totaled approximately 215 thousand and 209 thousand, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows (in thousands):

	Year ended
	December 31,	December 31,
	2022	2021
Weighted average number of common shares used in basic net income per common share	13,654	13,494
Dilutive effects of stock options and unvested restricted stock	67	112
Weighted average number of common shares used in diluted net income per common share	13,721	13,606

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services from customers of franchisees and of accounts receivable originating at company-owned locations. At December 31, 2022 and at December 31, 2021, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable generated by company-owned offices was approximately $70 thousand and $26 thousand at December 31, 2022 and December 31, 2021, respectively.

Advertising and Marketing Costs

We expense advertising and marketing costs as we incur them. These costs were $98 thousand and $94 thousand in 2022, and 2021, respectively. These costs are included in general and administrative expenses.

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

		December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash	$3,049	$3,049	$-	$-
Notes receivable	3,492	-	3,492	-
Accounts receivable	45,728	-	45,728	-
Total assets at fair value	$52,269	$3,049	$49,220	$-

Term loan payable	$3,995	$-	$3,995	$-
Line of credit	12,543	-	12,543	-
Total liabilities at fair value	$16,538	$-	$16,538	$-

		December 31, 2021
	Total	Level 1	Level 2	Level 3
Cash	$1,256	$1,256	$-	$-
Notes receivable	4,027	-	4,027	-
Accounts receivable	38,239	-	38,239	-
Notes receivable - impaired	140	-	-	140
Total assets at fair value	$43,662	$1,256	$42,266	$140

Term loan payable	$3,066	$-	$3,066	$-
Line of credit	171	-	171	-
Total liabilities at fair value	$3,237	$-	$3,237	$-

For additional information related to our impaired notes receivable, see Note 13 – Notes Receivable.

Discontinued Operations

Company-owned offices that have been disposed of by sale, disposed of other than by sale, or are classified as held-for-sale are reported separately as discontinued operations. In addition, a newly acquired business that on acquisition meets the held-for-sale criteria will be reported as discontinued operations. Accordingly, the assets and liabilities, operating results, and cash flows for these businesses are presented separate from our continuing operations, for all periods presented in our consolidated financial statements and footnotes, unless indicated otherwise. The assets and liabilities of a discontinued operation held-for-sale are measured at the lower of the carrying value or fair value less cost to sell.

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $62 thousand and $55 thousand during the years ended  December 31, 2022 and December 31, 2021, respectively

Recently Issued Accounting Pronouncements

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

In  January 2017, the FASB issued ASU  2017- 04, Intangibles – Goodwill and Other (Topic  350). The amendments in ASU  2017- 4 simplify the measurement of goodwill by eliminating Step  2 from the goodwill impairment test. Instead, under these amendments, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value; however, the loss should  not exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this guidance using a prospective transition method and incorporated the guidance into its annual goodwill impairment testing performed in the quarter ended  September 30, 2022.

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

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash consideration	$17,851

Accounts receivable	13,418
Workers' compensation deposit	7,200
Franchise agreements	11,034
Customer lists	1,690
Other current assets	100
Workers' compensation claims liability	(4,891)
Accrued payroll	(2,100)
Current liabilities	(740)
Other liabilities	(2,239)
Bargain purchase	(5,621)
Purchase price allocation	$17,851

The bargain purchase is attributable to the financial position of the seller and because there were few suitable potential buyers. This gain is included in the line item, “Other miscellaneous income,” in our consolidated statement of income.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Snelling had occurred on  January 1, 2020, (b) all of Snelling’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $3.1 million and approximately $2.4 million is included in our consolidated statement of income for the year ended  December 31, 2022,  and December 31, 2021, respectively.

	Year ended
	December 31,	December 31,
	2022	2021
Total revenue	$30,952	$22,128
Net income	12,458	8,698
Basic earnings per share	$0.93	$0.65
Basic weighted average shares outstanding	13,654	13,482
Diluted earnings per share	$0.91	$0.64
Diluted weighted average shares outstanding	13,721	13,622

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through  December 31, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on  January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $464 thousand is included in our consolidated statement of income for the year ended  December 31, 2022.

	Year Ended
	December 31, 2022	December 31, 2021
Total revenue	$31,097	$23,641
Net income	13,312	12,635
Basic earnings per share	$0.98	$0.94
Basic weighted average shares outstanding	13,654	13,494
Diluted earnings per share	$0.98	$0.93
Diluted weighted average shares outstanding	13,721	13,606

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was approximately $2.9 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.1 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee is a related party. See Note  3 - Related Party Transactions for more information regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.5 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a  third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $375 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended December 31,  2022.

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through  December 31, 2022, the fair value of assets acquired were adjusted in conjunction with a third-party valuation. These adjustments included an increase in customer relationships of approximately $972 thousand, a decrease in customer lists of approximately $772 thousand, and the recognition of approximately $200 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on  January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $133 thousand is included in our consolidated statement of income for the year ended  December 31, 2022.

	Year Ended
	December 31, 2022	December 31, 2021
Total revenue	$31,303	$22,648
Net income	12,429	12,666
Basic earnings per share	$0.91	$0.94
Basic weighted average shares outstanding	13,654	13,494
Diluted earnings per share	$0.91	$0.93
Diluted weighted average shares outstanding	13,721	13,606

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of gains associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $150 thousand which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. We provisionally recognized a loss of approximately $478 thousand. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended  December 31, 2022. The remaining assets related to the operations of the other acquired locations have not been sold and as of  December 31, 2022 are classified as held-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia franchise as company-owned.

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through  December 31, 2022, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $363 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $64 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on  January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $1.0 million is included in our consolidated statement of income for the year ended  December 31, 2022.

	Year Ended
	December 31, 2022	December 31, 2021
Total revenue	$31,140	$23,575
Net income	13,510	12,626
Basic earnings per share	$0.99	$0.94
Basic weighted average shares outstanding	13,654	13,494
Diluted earnings per share	$0.99	$0.93
Diluted weighted average shares outstanding	13,721	13,606

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

Immediately after the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.3 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee that purchased these operating assets is a related party. For more information. See Note 3 - Related Party Transactions regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.7 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $389 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended  December 31, 2022.

MRI
On December 12, 2022, we completed our acquisition of certain assets of MRI in accordance with the terms of an Asset Purchase Agreement dated  November 16, 2022, for approximately $13.3 million, inclusive of a $60 thousand of contingent consideration and net working capital of approximately $223 thousand. MRI provides executive placement as well as commercial staffing. T he acquisition of MRI will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Cash consideration	$13,000
Contingent consideration	60
Net working capital payable	223
Total consideration	$13,283

Customer relationships	$5,640
Trade name	2,180
Royalty receivable	575
Current assets	581
Goodwill	4,795
Current liabilities assumed	(488)
Purchase price allocation	$13,283

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of MRI. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of MRI had occurred on  January 1, 2021, (b) all of MRI"s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $469 thousand is included in our consolidated statement of income for the year ended  December 31, 2022.

	Year Ended
	December 31, 2022	December 31, 2021
Total revenue	$41,995	$33,439
Net income	17,813	17,307
Basic earnings per share	$1.30	$1.28
Basic weighted average shares outstanding	13,654	13,494
Diluted earnings per share	$1.30	$1.27
Diluted weighted average shares outstanding	13,721	13,606

These calculations reflect increased amortization expense, increased selling, general and administrative expenses, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

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

The asset acquired related to the operations of the acquiree have not been sold and as of  December 31, 2022 and are classified as held-for-sale. The operating results are reported as “Income from discontinued operations, net of tax.” On March 1, 2023, we agreed to sell the assets we acquired in the Dental Power acquisition to an MRI franchisee, who will continue to operate the business as part of their franchise.  The sale agreement calls for proceeds of $2 million payable over 5 years with a market rate of interest. We expect to recognize an estimated gain of approximately $340 thousand in the first quarter of 2023 upon completion of the transaction.  In the meantime, Dental Power remains company-owned.

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

Jackson Insurance and Bass brokered property, casualty, general liability, and cybersecurity insurance for a series of predecessor entities (“Legacy HQ”) prior to the merger with Command Center in 2019. Since  July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the year ended  December 31, 2022 and  December 31, 2021, Jackson Insurance and Bass invoiced HQI approximately $336 thousand and $729 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the year ended  December 31, 2022 and  December 31, 2021, Insurance Technologies invoiced HQI approximately $245 thousand and $217 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Hermanns and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 27 Worlds Franchisees at December 31, 2022 that operated 67 of our approximate 460 offices. There were 23 Worlds Franchisees that operated 60 of our 217 offices at December 31, 2021.

Balances regarding the Worlds Franchisees are summarized below:

	December 31,	December 31,
	2022	2021
Due to franchisee	$1,154	$535
Risk management incentive program liability	234	703

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31,	December 31,
	2022	2021
Franchisee royalties	$8,676	$5,855

Note 4 – Line of Credit and Term Loans

In June 2021, we entered into Revolving Credit and Term Loan Agreement (the “Agreement”) with Truist Bank (“Truist”) for a $60 million revolving line of credit with a $20 million sublimit for letters of credit and a separate $3.2 million term loan. The credit facilities are provided by a syndication of lenders with Truist acting as the administrative agent. At December 31, 2022, Truist is the only bank in the syndicate. The line of credit is subject to a borrowing base that is derived from our accounts receivable, subject to certain reserves and other limitations. Under the agreement, Truist may also make swingline loans available in its discretion.

All loans made under the line of credit are scheduled to mature on June 29, 2026. The line of credit and swingline loans bear interest at a variable rate equal to: (a) for LIBOR index rate loans, the Daily One Month London Interbank Offering Rate, (“LIBOR”) plus a margin between 1.25% and 1.75% per annum or; (b), for base rate loans, the then applicable base rate plus (as defined in the Agreement) a margin between 0.25% and 0.75% per annum. The margin is determined based on our average excess availability, which is generally equal to our total collateral less the outstanding balance, if any, under the loan agreement. At December 31, 2022 the effective interest rate was approximately 6.1%. A non-use fee of 0.25% accrues on the unused portion of the line of credit. As collateral for repayment of any and all obligations under this agreement, we granted Truist a security interest in substantially all of our operating assets and the operating assets of our subsidiaries. This agreement, and other loan documents, contain customary representations and warranties, affirmative and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restrictions on certain payments, including dividends, unless certain conditions are met, transactions with affiliates, investments, and the sale of assets. This agreement requires us to comply with a fixed charge coverage ratio of at least 1.25:1.00, and a leverage ratio of not more than 3.0:1.0, tested monthly on a rolling twelve-month basis. At December 31, 2022 we were in compliance with these covenants. Our obligations under this agreement are subject to acceleration upon the occurrence of an event of default as defined in the loan agreement.

At December 31, 2022, approximately $10.7 million of availability under the line of credit was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier and $500 thousand was utilized by a letter of credit that secures our paycard funding account, leaving approximately $24.8 million available under the agreement for potential borrowings. Additionally, $100 thousand is reserved for Bank Products. The Agreement replaces our prior $30 million line of credit. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

The term loan is scheduled to mature on  June 29, 2036 and bears interest at a variable rate equal to LIBOR plus a margin of 2.0%. At December 31, 2022 the effective interest rate was approximately 6.4%. The term loan will be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the term loan, provided that any remaining principal balance is due and payable in full on the earlier of the date of termination of the commitments on the line of credit and June 29, 2036. The term loan is collateralized by all real property owned by us. The proceeds of approximately $3.2 million were used to pay off our prior credit facility after the 2021 Acquisitions and to pay transaction related fees and expenses.

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

The following table provides the estimated future maturities of term loans as of December 31, 2022:

2023	$704
2024	724
2025	342
2026	210
2027	210
Thereafter	1,805
Total future maturities	$3,995

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

Command Center also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s policy, ACE provides insurance for covered losses and expenses in excess of $500 thousand per incident. Command Center’s ACE policy in effect as of the date of the Merger includes a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500 thousand (if any), but only up to $750 thousand for that claim. All other claims within the policy year are subject to the $500 thousand deductible. Effective July 15, 2019, in connection with the Merger, we assumed all of the workers’ compensation claims of Command Center. We also assumed Command Center’s workers’ compensation policy with ACE.

Under these high deductible programs, HQI is effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $10.7 million, which we accomplished by providing letters of credit under our agreement with Truist.

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

The following table reflects the changes in our workers' compensation claims liability:

	December 31,	December 31,
	2022	2021
Estimated future claims liabilities at the beginning of the period	$8,249	$4,584
Claims paid during the period	(3,936)	(5,027)
Additional future claims liabilities recorded during the period	1,612	8,693
Estimated future claims liabilities at the end of the period	$5,925	$8,250

Note 6 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of franchised offices:

Franchised offices, December 31, 2020	139
Purchased in 2021 (net of sold locations)	65
Opened in 2021	14
Closed in 2021	(1)
Franchised offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Franchised offices, December 31, 2022	435

At December 31, 2022 HQI had two company-owned offices, which is the staffing division acquired in the Dental Power acquisition and the Philadelphia location acquired in the Dubin acquisition.  Both are classified as held-for-sale and reported as discontinued operations.

Note 7 – Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. We intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2022 and 2021 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2021	$0.05	$680
June 1, 2021	0.06	817
September 1, 2021	0.06	822
December 1, 2021	0.06	822
March 1, 2022	0.06	822
June 1, 2022	0.06	827
September 1, 2022	0.06	829
December 1, 2022	0.06	833

Issuance of Common Stock

In October 2021, we issued 4,166 shares of stock pursuant to the exercise of common stock options with a strike price of $8.04 for a total purchase price of $33 thousand.

Note 8 – Stock Based Compensation

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

In  September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During 2022, we issued approximately 10 thousand shares valued at approximately $155 thousand under this program. During 2021, we issued approximately 5 thousand shares valued at approximately $77 thousand under this program.

In 2022, we have issued 35,606 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $536 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 33,379 shares vested equally over the following three months. The remaining 2,227 shares were issued pursuant to our share purchase match program.

Also in 2022, we have issued 104,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.6 million to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the following three months. Of the remaining 63,805 shares, 50,000 were issued to our CEO pursuant to his employment contract and vest over 4 years, and 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

In 2021, we issued 51,155 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.0 million to members of our Board of Directors for their services in lieu of cash compensation. Of these, 46,191 shares vested equally over the following three months. The remaining 4,964 shares were issued pursuant to our share purchase match program. Also in 2021, we issued 60 thousand shares of restricted common stock to key employees pursuant to the 2019 Plan valued at approximately $1.1 million for services and to encourage retention. These shares vest over four years, with 50% vesting on their second anniversary, and 6.25% vesting each quarter thereafter for the next eight quarters. Also in 2021, we issued 111 shares of restricted common stock to certain employees pursuant to our share purchase match program valued at approximately $1 thousand.

The following table summarizes our restricted stock outstanding at December 31, 2020, and changes during the years ended December 31, 2021 and December 31, 2022 (number of shares in thousands):

	Shares	Weighted average grant date price
Non-vested, December 31, 2020	267	7.21
Granted	112	19.18
Forfeited	(7)	8.51
Vested	(176)	10.38
Non-vested, December 31, 2021	196	11.26
Granted	173	15.97
Vested	(167)	11.46
Non-vested, December 31, 2022	202	15.15

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at December 31, 2022 and December 31, 2021. There were no options issued in 2022 or 2021.

The following table summarizes our stock options outstanding at December 31, 2020, and changes during the years ended December 31, 2021 and December 31, 2022 (number of shares in thousands):

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2020	17	$6.10	$3.36
Forfeited	(4)	8.04	4.34
Outstanding, December 31, 2021	13	5.47	2.98
Forfeited	-	-	-
Outstanding, December 31, 2022	13	5.47	2.98

The following table summarizes our non-vested stock options outstanding at December 31, 2020 and changes during the years December 31, 2021 and December 31, 2022 (number of shares in thousands):

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Non-vested, December 31, 2020	2	$5.50	$3.05
Vested	(2)	5.50	3.05
Non-vested, December 31, 2021	-	-	-
Vested	-	-	-
Non-vested, December 31, 2022	-	-	-

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $15.81 on December 30, 2022 (number of shares in thousands):

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	13	$5.47	5.23	$134
Exercisable	13	5.47	5.23	134

At December 31, 2021, there was unrecognized stock-based compensation expense totaling approximately $1.7 million relating to non-vested restricted stock grants that will be recognized over the next 3.7 years.

Note 9 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation (in thousands):

	December 31,	December 31,
	2022	2021
Land	$472	$472
Buildings and improvements	4,115	4,031
Furniture and fixtures	663	647
Accumulated depreciation	(897)	(696)
Total property and equipment, net	$4,353	$4,454

We own our corporate headquarters in Goose Creek, SC. Excess capacity is leased to unrelated third parties. Gross rental income was approximately $195 thousand and $109 thousand during the years ended December 31, 2022 and December 31, 2021, respectively, and is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Depreciation expense related to property and equipment totaled approximately $201 thousand and $141 thousand during the years ended  December 31, 2022 and December 31, 2021, respectively.

Note 10 – Intangible Assets

The following table reflects our intangible assets (in thousands except useful life):

		December 31, 2022			December 31, 2021
	Estimated useful life (in years)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15	$25,556	$(2,413)	$23,144	$19,916	$(1,068)	$18,848
Customer lists	10	-	-	-	227	(227)	-
Purchased software	7	3,200	(571)	2,629	3,200	(114)	3,086
Internally developed software	5	2,294	(38)	2,256	916	-	916
Total finite-lived intangible assets		$31,050	$(3,022)	$28,028	$24,259	$(1,409)	$22,850
Indefinite-lived intangible assets:
Domain name	Indefinite	$2,226	$-	$2,226	$2,226	$-	$2,226
Trade name	Indefinite	3,580	-	$3,580	-	-	-
Total intangible assets		$36,856	$(3,022)	$33,834	$26,485	$(1,409)	$25,076

The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2022 (in thousands):

2023	$2,619
2024	2,620
2025	2,619
2026	2,620
2027	2,581
Thereafter	14,969
Total future amortization	$28,028

Note 11 – Commitments and Contingencies

Franchise Acquisition Indebtedness

We financed the sale of several acquired offices to new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2022 and December 31, 2021 was approximately $2.8 million and $2.9 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2022.

Note 12 – Income Tax

The provision for income taxes is comprised of the following (in thousands):

	December 31,	December 31,
	2022	2021
Current
Federal	$1,874	$2,030
State	434	972
Deferred
Federal	(279)	(2,045)
State	(134)	(322)
Provision for income taxes	$1,895	$635

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows (in thousands):

	December 31,	December 31,
	2022	2021
Deferred tax assets
Workers' compensation claims liability	$1,227	$1,517
Bad debt reserve	17	6
Accrued vacation	73	44
Impairment of notes receivable	63	464
Stock based compensation	268	145
Accrued compensation	-	262
Net operating loss carryforward	123	228
Other	87	-
Total deferred tax asset	1,858	2,666
Deferred tax liabilities
Depreciation/amortization	(1,918)	(2,208)
Cash to Accrual - 481 Adjustment	-	(931)
Total deferred tax liabilities	(1,918)	(3,139)
Total deferred taxes, net	$(60)	$(473)

At December 31, 2022, the Company has a federal net operating loss carry-forward of approximately $585 thousand available to offset future federal taxable income. The federal net operating loss may be carried forward indefinitely, however, utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

Management estimates that our effective tax rates was approximately 13.7% for 2022. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows (in thousands except percentages):

	December 31, 2022		December 31, 2021
Income tax expense based on statutory rate	$2,913	21.0%	$2,620	21.0%
Bargain purchase gain	-	0.0%	(1,181)	(9.5)%
Non-deductible executive compensation	120	0.9%	204	1.6%
Stock based compensation	(75)	-0.5%	(154)	(1.2)%
State income taxes expense net of federal taxes	210	1.5%	444	3.6%
WOTC	(1,269)	-9.1%	(1,204)	(9.7)%
Other	(4)	0.0%	(94)	(0.8)%
Total taxes on income	$1,895	13.7%	$635	5.1%

U.S. federal income tax returns after 2019 remain open to examination. Generally, state income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2022, and December 31, 2021, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.

Note 13 – Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $3.5 million and $3.9 million as of December 31, 2022 and  December 31, 2021, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $247 thousand and $212 thousand during the year ended   December 31, 2022 and  December 31, 2021, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $260 thousand and $405 thousand as of   December 31, 2022 and   December 31, 2021, respectively, for potentially uncollectible notes receivable from franchisees.

The following table summarizes changes in our notes receivable balance to franchisees (in thousands):

	December 31, 2022	December 31, 2021
Note receivable	$3,752	$4,268
Allowance for losses	(260)	(405)
Notes receivable, net	$3,492	$3,863

Notes Receivable from Non-Franchisees

During 2020, the California Purchaser experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of the notes receivable in an effort to increase the probability of repayment. We granted near-term payment concessions in 2021 to help the debtor attempt to improve its financial condition so it may eventually be able to repay the amount due. After reviewing the potential outcomes, we recorded an additional impairment off approximately $233 thousand in June 2022. In August 2022 we provided a third forbearance agreement to avoid foreclosure action. As part of the forbearance we forgave additional payments due on the notes and agreed to a short-term payment schedule to collect a net total of $71 thousand resulting in total charge-offs of approximately $1.6 million.

We received and recognized interest income of approximately $-0- and $125 thousand during the years ended December 31, 2022 and December 31, 2021, respectively. The following table summarizes changes in our notes receivable balance that have been deemed impaired (in thousands):

	December 31, 2022	December 31, 2021
Note receivable	$-	$1,805
Allowance for losses	-	(1,501)
Notes receivable, net	$-	$304

Note 14 – Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired related to the operations of the Philadelphia franchise are classified as held-for-sale.

The assets acquired in the Dental Power Agreement continue to be company-owned as of December  31, 2022. When we acquired Dental Power in 2021, we used the platform to build a customer base in the dental-oriented sector of the staffing industry to increase revenue opportunities under the HireQuest Health brand. Once we acquired MRI in December 2022, there were a number of natural buyers within the MRI Network.  At that time we reclassified Dental Power to held-for-sale.  On March 1, 2023, subsequent to these financial statements, we agreed to sell the Dental Power assets to an MRI franchisee, who will continue to operate the business as part of their franchise.  Until the sale is finalized, Dental Power remains held-for-sale. For additional information related to discontinued operations, refer to Note 2 – Acquisitions.

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $3.1 million.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Year ended
	December 31,	December 31,
	2022	2021
Revenue	$6,313	$231
Cost of staffing services	4,505	171
Gross profit	1,808	60
Selling, general and administrative expense	795	36
Amortization	384	12
Net income before tax	629	12
Provision for income taxes	146	3
Net income	$483	$9

Note 15 – Unaudited Quarterly Results of Operations

The following table displays our unaudited consolidated statement of operations for the fourth quarter ended December 31, 2022 and December 31, 2021 (in thousands):

	Three months ended
	December 31,	December 31,
	2022	2021
Franchise royalties	$7,671	$6,067
Service revenue	378	471
Total revenue	8,049	6,538
Selling, general and administrative expenses	4,723	4,401
Depreciation and amortization	544	486
Income from operations	2,782	1,651
Other miscellaneous (expense) income	(26)	724
Interest income	49	127
Interest and other financing expense	(112)	(90)
Net income before income taxes	2,693	2,412
Provision for income taxes	49	227
Net income from continuing operations	2,644	2,185
Income from discontinued operations, net of tax	74	9
Net income	$2,718	$2,194

Basic earnings per share
Continuing operations	$0.19	$0.16
Discontinued operations	0.01	-
Total	$0.20	$0.16

Diluted earnings per share
Continuing operations	$0.19	$0.16
Discontinued operations	0.01	-
Total	$0.20	$0.16

Weighted average shares outstanding
Basic	13,676	13,514
Diluted	13,741	13,635

Note 16 - Subsequent Events

On February 28, 2023 HireQuest, Inc. (the "Company") and all of its subsidiaries as borrowers (collectively with the Company, the "Borrowers") entered into a Revolving Credit and Term Loan Agreement with Bank of America, N.A. (the "Bank") for a $50 million revolving facility (the “Senior Credit Facility”), which includes a $20 million sublimit for the issuance of standby letters of credit (each a “Letter of Credit”). The Borrowers also have a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaces the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. The Senior Credit Facility will mature on February 28, 2028.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative, and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restricting certain payments including dividends unless certain conditions are met, transactions with affiliates, investments, engaging in business other than the current business of the Borrowers and business reasonably related thereto, and sale/leaseback transactions. The Credit Agreement and other loan documents also contain customary events of default including, without limitation, payment default, material breaches of representations and warranties, breach of covenants, cross-default on material indebtedness, certain bankruptcies, certain ERISA violations, material judgments, change in control, termination or invalidity of any guaranty or security documents, and defaults under other loan documents. The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Borrowers as collateral including, without limitation, their accounts and notes receivable, intellectual property and the real estate owned by HQ Real Property Corporation.

The Company utilized the proceeds of the Senior Credit Facility (i) first to pay off its existing credit agreement with Truist, (ii) second, to pay off its existing term loan with Truist, and (iii) third, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Senior Credit Facility for working capital, required letters of credit, and general corporate purposes in accordance with the terms of the Senior Credit Facility.  As part of this refinance we expect to record a loss on debt extinguishment of approximately $332 thousand.

On March 1, 2023, we agreed to sell the assets we acquired in the Dental Power acquisition to an MRI franchisee, who will continue to operate the business as part of their franchise.  The sale agreement calls for proceeds of $2 million payable over 5 years with a market rate of interest. We expect to recognize an estimated gain of approximately $340 thousand in the first quarter of 2023 upon completion of the transaction.

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

Notwithstanding the material weakness, which still existed as of December 31, 2022, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Based on our evaluation under the framework described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 in accordance with Item 308(a)(3) of Regulation S-K. The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

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

10.3

Employment Agreement, dated as of December 1, 2021, among HQ LTS Corporation, HireQuest, Inc., and David Burnett (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on December 1, 2021).

10.4	Employment Agreement dated August 31, 2022, among HQ LTS Corporation, HireQuest, Inc., and Richard Hermanns (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2022).
10.5

Revolving Credit and Term Loan Agreement, dated as of June 29, 2021, by and among Truist Bank and HireQuest, Inc., HireQuest, L.L.C., HQ LTS Corporation, HQ Snelling Corporation, HQ Link Corporation, HQ Real Property Corporation, HQ Insurance Corporation, DriverQuest 2, L.L.C., HireQuest Security, L.L.C., HQ Financial Corporation and HQ Franchising Corporation (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on July 2, 2021).

10.6	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.7	Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).
10.8	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).
10.9	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.10	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 15, 2020).
10.11	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 21, 2023
Richard F. Hermanns	Date
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

/s/ Richard F. Hermanns	March 21, 2023
Richard F. Hermanns	Date
Director

/s/ David Burnett	March 21, 2023
David Burnett	Date
Chief Financial Officer and Principal Accounting Officer

/s/ Edward Jackson	March 21, 2023
Edward Jackson	Date
Director

/s/ R. Rimmy Malhotra	March 21, 2023
R. Rimmy Malhotra	Date
Director

/s/ Kathleen Shanahan	March 21, 2023
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 21, 2023
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 21, 2023
Jack A. Olmstead	Date