Form 10-Q
period 2023-03-31
HireQuest, Inc.
filed 2023-05-11
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of issuer's common stock outstanding at May 10, 2023: 13.9 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	March 31, 2023	December 31, 2022
ASSETS	(unaudited)
Current assets
Cash	$8,207	$3,049
Accounts receivable, net of allowance for doubtful accounts	48,118	45,728
Notes receivable	967	817
Prepaid expenses, deposits, and other assets	1,426	1,833
Prepaid workers' compensation	916	503
Total current assets	59,634	51,930
Property and equipment, net	4,388	4,353
Workers’ compensation claim payment deposit	1,469	1,231
Franchise agreements, net	22,718	23,144
Other intangible assets, net	10,543	10,690
Goodwill	5,870	5,870
Other assets	162	325
Notes receivable, net of current portion and reserve	4,363	2,675
Intangible asset held for sale - discontinued operations	1,405	3,065
Total assets	$110,552	$103,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$207	$448
Line of credit	21,214	12,543
Term loans payable	498	704
Other current liabilities	4,169	3,408
Accrued payroll, benefits, and payroll taxes	4,276	5,602
Due to franchisees	10,372	9,846
Risk management incentive program liability	1,116	877
Workers' compensation claims liability	3,041	3,352
Total current liabilities	44,893	36,780
Term loan payable, net of current portion	519	3,291
Deferred tax liability	195	60
Workers' compensation claims liability, net of current portion	2,173	2,573
Franchisee deposits	2,359	2,325
Total liabilities	50,139	45,029
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,927 and 13,918 shares issued, respectively	14	14
Additional paid-in capital	33,206	32,844
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	27,339	25,542
Total stockholders' equity	60,413	58,254
Total liabilities and stockholders' equity	$110,552	$103,283

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2023	March 31, 2022
Franchise royalties	$9,323	$6,575
Service revenue	534	468
Total revenue	9,857	7,043
Selling, general and administrative expenses	5,844	2,655
Depreciation and amortization	697	499
Income from operations	3,316	3,889
Other miscellaneous income (expense)	43	(3,379)
Interest income	46	94
Interest and other financing expense	(540)	(48)
Net income before income taxes	2,865	556
Provision for income taxes	547	65
Net income from continuing operations	2,318	491
Income from discontinued operations, net of tax	312	112
Net income	$2,630	$603

Basic earnings per share
Continuing operations	$0.17	$0.04
Discontinued operations	0.02	-
Total	$0.19	$0.04

Diluted earnings per share
Continuing operations	$0.17	$0.04
Discontinued operations	0.02	-
Total	$0.19	$0.04

Weighted average shares outstanding
Basic	13,707	13,526
Diluted	13,782	13,659

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
Three months ended (in thousands)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	362	-	362
Common stock dividends	-	-	-	-	(833)	(833)
Restricted common stock granted for services	9	-	-	-	-	-
Net income	-	-	-	-	2,630	2,630
Balance at March 31, 2023	13,927	$14	$(146)	$33,206	$27,339	$60,413

Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock based compensation	-	-	-	479	-	479
Common stock dividends	-	-	-	-	(822)	(822)
Restricted stock granted for services	78	-	-	-	-	-
Net income	-	-	-	-	603	603
Balance at March 31, 2022	13,823	$14	$(146)	$30,951	$16,176	$46,995

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
(in thousands)	March 31, 2023	March 31, 2022
Cash flows from operating activities
Net income	$2,630	$603
Income from discontinued operations	(312)	(112)
Net income from continuing operations	2,318	491
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	697	499
Non-cash interest	328	24
Stock based compensation	362	246
Deferred taxes	135	(139)
Loss on disposition of intangible assets	-	3,625
Changes in operating assets and liabilities:
Accounts receivable	(2,390)	2,634
Prepaid expenses, deposits, and other assets	372	(359)
Prepaid workers' compensation	(413)	(791)
Accounts payable	(241)	(1,577)
Risk management incentive program liability	239	92
Other current liabilities	760	684
Accrued payroll, benefits and payroll taxes	(1,326)	(819)
Due to franchisees	526	711
Workers' compensation claim payment deposit	(238)	(283)
Workers' compensation claims liability	(711)	(98)
Net cash provided by operating activities - continuing operations	418	4,940
Net cash (used in) provided by operating activities - discontinued operations	(28)	503
Net cash provided by operating activities	390	5,443
Cash flows from investing activities
Purchase of acquisitions	-	(18,470)
Purchase of property and equipment	(77)	(81)
Proceeds from the sale of purchased locations	-	9,317
Proceeds from payments on notes receivable	187	95
Cash issued for notes receivable	(25)	(40)
Investment in intangible asset	(82)	(163)
Net change in franchisee deposits	34	52
Net cash provided by (used in) investing activities	37	(9,290)
Cash flows from financing activities
Payments on term loan payable	(2,977)	(53)
Payments related to debt issuance	(131)	-
Net proceeds from revolving line of credit	8,672	5,292
Payment of dividends	(833)	(822)
Net cash provided by financing activities	4,731	4,417
Net increase in cash	5,158	570
Cash, beginning of period	3,049	1,256
Cash, end of period	$8,207	$1,826
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	2,000	350
Amounts payable related to the purchase of acquisition	-	2,202
Supplemental disclosure of cash flow information
Interest paid	204	24
Income taxes paid, net of refunds	4	(38)

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc., together with its subsidiaries, (“HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, “Northbound Executive Search”, and "MRI". HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest and Snelling specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search and MRI specialize in executive placement and consultant services.

On   January 24, 2022, we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of $336 thousand of adjusted net working capital payable. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On   February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a $300 thousand note payable and $62 thousand of adjusted net working capital payable. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On   February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a $1.5 million note payable and $328 thousand of adjusted net working capital payable. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry. On   December 12, 2022 we completed our acquisition of certain assets and liabilities of MRINetwork (“MRI”) for $13.3 million, inclusive of $60 thousand of contingent consideration and $223 thousand of adjusted net working capital payable. MRI provides executive placement services and commercial staffing across the US and internationally.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of  March 31, 2023, we had 440 franchisee-owned offices and 1 company-owned office in 38 states and the District of Columbia. We are the employer of record to approximately 85,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

Basis of Presentation

We have prepared the accompanying consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), and with the instructions to Article 8 of Regulation S-X. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the periods presented.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2022. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

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

Foreign Currency Translation

The functional currency of the company and all of its' subsidiaries is the United States dollar. Certain franchises located outside the United States  may transact business in their local currency. As a result, some accounts receivable  may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero during the periods ended  March 31, 2023 and  March 31, 2022, respectively.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services provided to customers of franchisees and of accounts receivable originating at company-owned locations. At March 31, 2023,and  December 31, 2022, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable because we do not bear the risk of loss. Otherwise, estimates of expected credit losses on accounts receivable over their life would be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of expected credit losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and evaluate how conditions that existed during the historical charge-off period may differ from our current expectations and accordingly may revise our estimate of expected credit losses.  Our allowance for doubtful accounts on company-owned and purchased accounts receivable was approximately $84 thousand and $70 thousand at March 31, 2023, and  December 31, 2022, respectively.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
HireQuest Direct model	$4,012	$3,526
HireQuest, Snelling, DriverQuest, HireQuest Health, MRI, Northbound, SearchPath and TradeCorp	5,311	3,049
Total	$9,323	$6,575

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

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. The Company estimates expected credit losses over the life of its notes receivable as of the reporting date based on relevant information about past events, current conditions, and reasonable and supportable forecasts. The Company records the estimate of expected credit losses as an allowance for credit losses. Our notes receivable are measured at an amortized cost basis with the allowance for credit losses reported as a valuation account on the balance sheet that adjusts the asset’s amortized cost basis.

Our notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and compare the amortized cost basis of a note and the fair value of collateral securing the note as of the reporting date. This includes reserves we have collected and hold in cash, any amounts payable to the franchisee, workers’ compensation rebates not yet paid to the franchisee, and other items where we legally have the right to offset any note receivable balance due. Our allowance for losses on notes receivable was approximately $260 thousand at  March 31, 2023 and at  December 31, 2022.

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

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets   may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. There was no impairment reserve on notes receivable from non-franchisees at  March 31, 2023 or  December 31, 2022.

Intangible Assets

Intangible assets acquired are recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets    may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets   may not be recoverable (see "Impairment" below). If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges in 2023 or 2022.

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

The table below reflects information related to our intangible assets (in thousands).

		March 31, 2023			December 31, 2022
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(2,838)	$22,718	$25,556	$(2,413)	$23,143
Purchased software	7 years	3,200	(686)	2,514	3,200	(571)	2,629
Internally developed software	5 years	2,375	(152)	2,223	2,294	(38)	2,256
Total finite-lived intangible assets		31,131	(3,676)	27,455	31,050	(3,022)	28,028
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	3,580	-	3,580	3,580	-	3,580
Total intangible assets		$36,937	$(3,676)	$33,261	$36,856	$(3,022)	$33,834

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At March 31, 2023 we had a single reporting unit.

The table below summarizes our goodwill at December 31, 2022 and changes during the three months ended March 31, 2023 (in thousands):

Goodwill balance at December 31, 2022	$5,870
Change in goodwill during 2023	-
Goodwill balance at March 31, 2023	$5,870

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

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  March 31, 2023 and  March 31, 2022 totaled approximately 192 thousand and 267 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Weighted average number of common shares used in basic net income per common share	13,707	13,526
Dilutive effects of unvested restricted stock and stock options	75	133
Weighted average number of common shares used in diluted net income per common share	13,782	13,659

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

The carrying amounts of cash, accounts receivable, accounts payable, the line of credit and all other current assets and liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the amortized cost basis as adjusted by an allowance for credit losses, as we believe the stated interest rates reflects the prevailing market rates given our unique collateral position and the scarce capital resources willing to finance a franchise. The fair value of the term loan payable approximates its carrying value because interest rates approximate the current rates available for similar borrowing.

	March 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$8,207	$8,207	$-	$-
Notes receivable	5,330	-	5,330	-
Accounts receivable	48,118	-	48,118	-
Total assets at fair value	$61,655	$8,207	$53,448	$-

Term loans payable	$1,017	$-	$1,017	$-
Line of credit	21,214	-	21,214	-
Total liabilities at fair value	$22,231	$-	$22,231	$-

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$3,049	$3,049	$-	$-
Notes receivable	3,492	-	3,492	-
Accounts receivable	45,728	-	45,728	-
Total assets at fair value	$52,269	$3,049	$49,220	$-

Term loan payable	$3,995	$-	$3,995	$-
Line of credit	12,543	-	12,543	-
Total liabilities at fair value	$16,538	$-	$16,538	$-

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

Recently Adopted Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance was adopted at the beginning of the first quarter of 2023. The adoption of this guidance did not have a significant impact on our financial statements.  Related disclosure have been updated to reflect the new standard.

In October 2021, the FASB issued ASU  2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts, as opposed to at fair value on the acquisition date. The standard became effective for the Company on January 1, 2023 and will be applied prospectively to acquisitions occurring after the adoption date. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extends the period of time financial statement preparers can utilize the reference rate reform relief guidance contained in ASU 2022-04. The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference the London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. On February 28, 2023 the Company refinanced its credit agreement and a term loan that each referenced LIBOR into a replacement line of credit that references the Bloomberg Short-Term Bank Yield Index (BSBY), therefore the optional expedient is no longer relevant to the Company’s financial statements and related disclosures. See Note 4 for further details of the transaction.

Note 2 - Acquisitions

Business Combinations

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on   January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $30 thousand and approximately $5 thousand are included in our consolidated statement of income for the three months ended March 31, 2023, and March 31, 2022, respectively.

	Three months ended
	March 31, 2023 (Actual)	March 31, 2022
Total revenue	$9,857	$8,497
Net income	2,630	1,092
Basic earnings per share	$0.19	$0.08
Basic weighted average shares outstanding	13,707	13,526
Diluted earnings per share	$0.19	$0.08
Diluted weighted average shares outstanding	13,782	13,659

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of gains associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on   January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of  approximately $478 thousand during the three months ended March 31, 2022. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended   December 31, 2022 resulting in a net recognized gain of approximately $150 thousand. The remaining assets related to the operations of the other acquired locations have not been sold and as of   December 31, 2022 are classified as held-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia franchise as company-owned.

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through March 31, 2023, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $139 thousand and approximately $47 thousand are included in our consolidated statement of income for the three months ended March 31, 2023, and March 31, 2022, respectively.

	Three months ended
	March 31, 2023 (Actual)	March 31, 2022
Total revenue	$9,857	$8,143
Net income	2,630	1,648
Basic earnings per share	$0.19	$0.12
Basic weighted average shares outstanding	13,707	13,526
Diluted earnings per share	$0.19	$0.12
Diluted weighted average shares outstanding	13,782	13,659

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations in 2022. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was approximately $2.9 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.5 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee that purchased these assets is a related party. See Note 3 - Related Party Transactions for more information regarding the Worlds Franchisees.

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through March 31, 2023, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $363 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $64 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $263 thousand and $96 thousand is included in our consolidated statement of income for the three months ended March 31, 2023 and March 31, 2022, respectively.

	Three months ended
	March 31, 2023 (Actual)	March 31, 2022
Total revenue	$9,857	$8,333
Net income	2,630	1,969
Basic earnings per share	$0.19	$0.15
Basic weighted average shares outstanding	13,707	13,526
Diluted earnings per share	$0.19	$0.14
Diluted weighted average shares outstanding	13,782	13,659

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

Immediately after the acquisition, we sold certain assets related to the operations of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.7 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the three months ended March 31, 2022. The franchisee that purchased these operating assets is a related party. For more information. See Note 3 - Related Party Transactions regarding the Worlds Franchisees. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $389 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the nine months ended September 30, 2022.

MRI

On  December 12, 2022, we completed our acquisition of certain assets of MRI in accordance with the terms of an Asset Purchase Agreement dated   November 16, 2022, for approximately $13.3 million, inclusive of $60 thousand of contingent consideration and net working capital of approximately $223 thousand. MRI provides executive placement as well as commercial staffing. The acquisition of MRI will help expedite growth into a new staffing vertical, expand our national footprint, and grow our franchise base.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of MRI had occurred on   January 1, 2021, (b) all of MRI's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $2.3 million are included in our consolidated statement of income for the three months ended March 31, 2023.

	Three months ended
	March 31, 2023 (Actual)	March 31, 2022
Total revenue	$9,857	$9,633
Net income	2,630	1,858
Basic earnings per share	$0.19	$0.14
Basic weighted average shares outstanding	13,707	13,526
Diluted earnings per share	$0.19	$0.14
Diluted weighted average shares outstanding	13,782	13,659

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

Jackson Insurance and Bass brokered property, casualty, general liability, and cybersecurity insurance for a series of predecessor entities prior to the 2019 merger with Command Center. Since July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the three months ended  March 31, 2023 and March 31, 2022, Jackson Insurance and Bass invoiced HQI approximately $4 thousand and $107 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended March 31, 2023 and March 31, 2022, Insurance Technologies invoiced HQI approximately $67 thousand and $14 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 28 Worlds Franchisees at  March 31, 2023 that operated 66 of our 437 offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entities partially owned by the Worlds Franchisees. Gross proceeds from the sale of Temporary Alternatives was $2.9 million and we recognized a loss of $1.1 million. Gross proceeds from the sale of Northbound was $6.4 million and we recognized a loss of $1.3 million.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Franchisee royalties	$2,438	$2,084

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	March 31, 2023	December 31, 2022
Due to franchisee	$733	$806
Risk management incentive program liability	167	568

Note 4 - Line of Credit and Term Loans

Revolving Credit and Term Loan Agreement with Truist Bank

On June 29, 2021 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit and Term Loan Agreement with Truist Bank, as Administrative Agent, and the lenders from time to time made a party thereto (the "Truist Credit Agreement"), pursuant to which the lenders extended the Borrowers (i) a $60 million revolving line of credit with a $20 million sublimit for letters of credit (the "Line of Credit") and (ii) a $3,153,500 term loan (the "Term Loan"). Truist Bank may also make Swingline Loans available in its discretion. Interest accrued on the outstanding balance of the Line of Credit at a variable rate equal to (a) the LIBOR Index Rate plus a margin between 1.25% and 1.75% per annum or (b) the then applicable Base Rate, as that term is defined in the Credit Agreement plus a margin between 0.25% and 0.75% per annum. In each case, the applicable margin was determined by the Company's Average Excess Availability on the Line of Credit, as defined in the Credit Agreement. Interest accrued on the Term Loan at a variable rate equal to (a) the LIBOR Index Rate plus 2.0% per annum or (b) the then applicable Base Rate plus 1.0% per annum. In addition to interest on outstanding principal under the Truist Credit Agreement, the Borrowers will paid a commitment fee on the unused portion of the Line of Credit in an amount equal to 0.25% per annum. All loans made pursuant to the Line of Credit were to mature on June 29, 2026. The Term Loan was based upon a 15-year amortization of the original principal amount of the Term Loan with the remaining principal balance due and payable in full on the earlier of the date of termination of the commitments on the Line of Credit and June 29, 2036.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit . The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million.. The Senior Credit Facility replaced the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  March 31, 2023 the effective interest rate was approximately 6.1%. The Senior Credit Facility will mature on February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the three months ended   March 31, 2023.

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

At March 31, 2023, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

Term Loan

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The Northbound term loan is unsecured and subordinated to the Senior Credit Facility. The Northbound term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the Northbound term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

The following table provides the estimated future maturities of term loans as of  March 31, 2023 (in thousands):

2023	$372
2024	514
2025	131
Total future maturities	$1,017

Note 5 - Workers’ Compensation Insurance and Reserves

Beginning in March 2014, one of our predecessor entities ("Legacy HQ") obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”), in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), a captive insurer, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured until the Merger. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins. We assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility for all claims occurring before July 15, 2019 remains with HQ Ins.

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

Under these high deductible programs, we are effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.2 million, which we accomplished by providing a letter of credit under our agreement with Bank of America. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid, or hours worked, within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend and intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2023 and 2022 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2022	$0.06	$822
June 1, 2022	0.06	827
September 1, 2022	0.06	829
December 1, 2022	0.06	833
March 1, 2023	0.06	833

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first three months of 2023, we issued approximately 3 thousand shares valued at approximately $54 thousand under this program. During the first three months of 2022, we issued approximately 4 thousand shares valued at approximately $76 thousand under this program.

In the first three months of 2023, we issued 2,364 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $52 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 1,970 shares vested equally over the following three months. The remaining 394 shares were issued pursuant to our share purchase match program.

Also in the first three months of 2023, we issued 15,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $304 thousand to key employees for their services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the following three months. Of the remaining shares, 5,000 vest over 4 years, and 1,159 shares were issued pursuant to our share purchase match program and vest the second anniversary of the date of grant.

In the first three months of 2022, we issued 3,984 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $69 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,320 shares vested equally over the following three months. The remaining 664 shares were issued pursuant to our share purchase match program. Also in the first three months of 2022, we issued 44,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $764 thousand to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the following three months. The remaining 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

The following table summarizes our restricted stock outstanding at December 31, 2022, and changes during the three months ended March 31, 2023 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2022	202	$15.15
Granted	19	19.72
Vested	(42)	14.78
Non-vested, March 31, 2023	179	13.65

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  March 31, 2023 and December 31, 2022.

The following table summarizes our stock options outstanding at December 31, 2022, and changes during the three months ended March 31, 2023 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2022	13	$5.47	$2.98
Granted	-	-	-
Outstanding, March 31, 2023	13	5.47	2.98

There were no non-vested stock options outstanding at March 31, 2023 or at  December 31, 2022.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $21.57 at March 31, 2023 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	5.0	$208

At March 31, 2023, there was unrecognized stock-based compensation expense totaling approximately $1.7 million relating to non-vested restricted stock grants that will be recognized over the next 3.6 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $4.6 million and  $2.9 million on  March 31, 2023 and December 31, 2022, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2023.

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

Our effective tax rate for continuing operations during the three months ended  March 31, 2023 and  March 31, 2022 was 19.1% and 11.7%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense (or benefit) to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax expense allocated to discontinued operations was $17 thousand and $36 thousand for the three months ended   March 31, 2023 and   March 31, 2022, respectively.

Note 10 - Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines.  Dubin Workforce Solutions specialized in temporary labor assignments.  The Dubin Group focused on permanent recruiting.  We immediately sold the assets of Dubin Workforce Solutions to a new franchisee.  There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition.  We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2022 we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price. The franchise continues to be actively marketed at a price that is reasonable given the results of the operation. We expect to complete a sale of these assets within the next 12 months.

When we acquired Dental Power in 2021, we used the platform to build a customer base in the dental-oriented sector of the staffing industry to increase revenue opportunities under the HireQuest Health brand. Once we acquired MRI in  December 2022, there were a number of natural buyers within the MRI Network.  At that time we reclassified Dental Power to held-for-sale.  On  March 1, 2023, we agreed to sell the Dental Power assets to an MRI franchisee, who will continue to operate the business as part of their franchise. The sale agreement calls for proceeds of $2 million payable over 5 years with a market rate of interest. We recognized a gain of approximately $340 thousand in the first quarter of 2023 upon completion of the transaction.

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $1.4 million and $3.1 million on  March 31, 2023 and December 31, 2022, respectively.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Revenue	$1,255	$1,257
Cost of staffing services	862	846
Gross profit	393	411
SG&A	(322)	(196)
Depreciation & amortization	-	(67)
Gain on sale in intangible asset	340	-
Net income before tax	411	148
Provision for income taxes	99	36
Net income	$312	$112

Note 11 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $5.2 million and $2.4 million as of  March 31, 2023 and December 31, 2022, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $46 thousand and $93 thousand during the three months ended  March 31, 2023 and March 31, 2022, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $260 thousand as of  March 31, 2023 and  December 31, 2022 for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	March 31, 2023	December 31, 2022
Note receivable	$5,590	$3,752
Allowance for losses	(260)	(260)
Notes receivable, net	$5,330	$3,492

Notes from Non-Franchisees

During 2020, the California licensee experienced significant economic hardships due to the impacts of COVID-19 and the related government mandates in the state. As a result, we restructured a portion of their note payable to the Company in an effort to increase the probability of repayment. We granted near-term payment concessions in 2021 to help the debtor attempt to improve its financial condition so it  may eventually be able to repay the amount due. After reviewing the potential outcomes, we recorded an additional impairment of approximately $233 thousand in  June 2022. In  August 2022 we provided a third forbearance agreement to avoid foreclosure action. As part of the forbearance we forgave additional payments due on the notes and agreed to a short-term payment schedule to collect a net total of $71 thousand resulting in total charge-offs of approximately $1.6 million.

We received and recognized interest income of approximately $-0- and $41 thousand during the three months ended March 31, 2023 or March 31, 2022. There was no balance due from non-franchisees at March 31, 2023 or December 31, 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" and "Part II - Item 1A. Risk Factors" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of Non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales and system-wide sales; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; including cost synergies of any mergers or acquisitions including those we have completed in 2022 and 2023; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by the current instability of the financial markets; the impacts of COVID-19 or other diseases or pandemics; the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including without limitation, successful integration following the acquisitions of the MRI Network, Selling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc. and subsequent or smaller acquisitions; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 21, 2023; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch, executive search, commercial staffing, and permanent placement solutions primarily in the light industrial, blue-collar, executive, managerial, and administrative segments of the staffing industry. Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,”, “TradeCorp", "Northbound Executive Search", "SearchPath", "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brands specific to a locality.

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	TradeCorp focuses on skilled laborers and tradespeople, including apprentice, journey- and master-level professionals.
●	Snelling, HireQuest, and TradeCorp focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	Northbound Executive Search, MRI and SearchPath focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

As of March 31, 2023 we had approximately 440 franchisee-owned offices and 1 company-owned office in 45 states, the District of Columbia, and 13 countries outside of the United States. We licensed our tradenames to 10 offices in California. In addition, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 85 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

Recent Developments

The Temporary Alternatives Acquisition

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of the Asset Purchase Agreement dated January 10, 2022, including three locations in West Texas and New Mexico for approximately $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives expanded our national footprint into West Texas and grew our franchise base, as we immediately entered into a franchise agreement and sold the non-working capital assets acquired. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. The acquisition of Dubin expedited growth into a new staffing vertical, expanded our national footprint, and grew our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location have not been sold and as of March 31, 2023 remain classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

The Northbound Acquisition

On February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated January 25, 2022, for approximately $11.4 million, inclusive of a $1.5 million note payable and a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound expedited growth into a new staffing vertical, expanded our national footprint, and grew our franchise base, as we immediately entered into a franchise agreement and sold the customer-related assets acquired. We funded this acquisition with existing cash on hand, seller financing of $1.5 million, and a draw on our existing line of credit with Truist.

The MRINetwork Acquisition

On December 12, 2022 we completed our acquisition of the certain assets of MRINetwork (“MRI”) in accordance with the terms of an Asset Purchase Agreement dated November 16, 2022, for approximately $13.3 million, inclusive of  a limited amount of working capital. MRI has been a leader in the recruitment industry since 1965 and has grown into one of the largest franchised executive search and recruitment organizations in the world.  As of March 31, 2023 there were approximately 210 active MRI franchises across the globe performing executive, managerial, and professional recruitment services. MRI also has a robust temporary / contract labor division with over $50 million in annual billings. We funded this acquisition with existing cash on hand, and a draw on our existing line of credit with Truist.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the interim periods ended March 31, 2023 and March 31, 2022. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended
	March 31, 2023		March 31, 2022
Franchise royalties	$9,323	94.6%	$6,575	93.4%
Service revenue	534	5.4%	468	6.6%
Total revenue	9,857	100.0%	7,043	100.0%
Selling, general and administrative expenses	5,844	59.3%	2,655	37.7%
Depreciation and amortization	697	7.1%	499	7.1%
Income from operations	3,316	33.6%	3,889	55.2%
Other miscellaneous income	43	0.4%	(3,379)	(48.0)%
Interest income	46	0.5%	94	1.3%
Interest and other financing expense	(540)	(5.5)%	(48)	(0.7)%
Net income before income taxes	2,865	29.1%	556	7.9%
Provision for income taxes	547	5.5%	65	0.9%
Net income from continuing operations	2,318	23.5%	491	7.0%
Income from discontinued operations, net of tax	312	3.2%	112	1.6%
Net income	$2,630	26.7%	$603	8.6%
Non-GAAP data
Adjusted EBITDA	$4,581	46.5%	$5,274	74.9%

Use of Non-GAAP Financial Measure: Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or Adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, provision for income taxes , depreciation and amortization, costs related to the work opportunity tax credit (“WOTC”), non-cash compensation and acquisition-related charges, net, and other charges and gains we consider non-recurring. We utilize Adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform more meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, WOTC-related costs, non-cash compensation, acquisition-related charges, net and other non-recurring charges and gains bear little or no relationship to our operating performance.

●	By excluding interest expense, Adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations.
●	By excluding taxes on income, we believe Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control.
●	By excluding depreciation and amortization expense, Adjusted EBITDA measures the financial performance of our operations without regard to their historical cost.
●	By excluding WOTC related costs, Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the costs associated with qualifying for this tax credit.
●	By excluding non-cash compensation, Adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards.
●

By excluding acquisition-related charges, net, Adjusted EBITDA provides a basis for measuring the financial performance of our operations without regard to gains or losses that arise from acquisitions.

●	Finally, by excluding other non-recurring charges and gains, Adjusted EBITDA provides a basis for measuring financial performance without such items.

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

	Three months ended
	March 31, 2023	March 31, 2022
Net income	$2,630	$603
Interest expense	540	48
Provision for income taxes	547	65
Depreciation and amortization	697	499
WOTC related costs	145	132
EBITDA	4,559	1,347
Non-cash compensation	362	246
Acquisition related charges, net	(340)	3,681
Adjusted EBITDA	$4,581	$5,274

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.

Total revenue for the three months ended March 31, 2023 was approximately $9.9 million compared to $7.0 million for the three months ended March 31, 2022, an increase of 40.0%. Revenue as a percentage of system-wide sales was 6.4% for the three months ended March 31, 2023 versus 6.9% for the three months ended March 31, 2022. The increase in revenue is consistent with the 52.6% increase in underlying system-wide-sales for the quarter ended March 31, 2023 compared to the prior year quarter. Approximately 89.7% of the increase in system-wide sales is related to the MRINetwork Acquisition. Because MRINetwork focuses on recruitment services, which carry a lower royalty percentage, revenue did not increase at the same pace as system-wide sales.

Franchise Royalties

Franchise royalties for the three months ended March 31, 2023 were approximately $9.3 million, an increase of 41.8% from $6.6 million for the three months ended March 31, 2022, an increase of $2.7 million. Approximately $432 thousand of this increase in royalties was due to the Northbound, Temporary Alternatives and Dubin acquisitions and approximately $2.3 million was due to the MRINetwork acquisition. The remainder was due to organic growth. Our net effective royalty rate (as a percentage of external system-wide sales) was 6.2% for the three-month period ended March 31, 2023 compared to 6.6% for the three months ended March 31, 2022. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties for the three months ended March 31, 2023 and March 31, 2022 are as follows (in thousands):

	Three months ended
	March 31, 2023	March 31, 2022
Franchise royalties from HireQuest Direct	$4,012	$3,526
Franchise royalties from Snelling and HireQuest	2,399	2,857
Franchise royalties from DriverQuest and TradeCorp	135	2
Franchise royalties from HireQuest Health	90	94
Franchise royalties from Northbound, MRI, and SearchPath	2,687	96
Franchise royalties	$9,323	$6,575

Northbound royalties in the three months ended March 31, 2022 only represents activity since the February 28, 2022 acquisition date.  Snelling royalties in the three months ended March 31, 2023 only represents Temporary Alternatives activity since the January 24, 2022 acquisition date and Dubin activity since the February 21, 2022 acquisition date.

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for the location. We have no employees and provide no services at the licensed locations. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vendor programs or IT license blocks.  Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences.  In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the three months ended March 31, 2023 was approximately $534 thousand, an increase of $66 thousand (14.1%) from the three months ended March 31, 2022, when service revenue was approximately $468 thousand. This increase was largely due to the growth in the number of franchisee locations and corresponding service-related fees. Due to the timing of how we charge for certain services and the related costs to provide them, service revenue is expected to fluctuate from quarter-to-quarter. Included in service revenue is interest income of $254 thousand for the three months ended March 31, 2023 and $233 thousand for the three months ended March 31, 2022. The increase in interest generally follows our overall balance in accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We do not strive to increase interest on aged accounts receivable.

Operating Expenses

Operating expenses for the three months ended March 31, 2023 were approximately $6.5 million compared to $3.2 million for the three months ended March 31, 2022, an increase of 107.4%. The increase primarily relates to variable administrative and compensation costs that we inherited as a result of the MRI Network Acquisition, as well as additional amortization related to intangibles acquired in that acquisition. Excluding workers' compensation, depreciation, and amortization, operating expenses increased 5.5%, which is expected given the 52.6% increase in system-wide sales. Overall, operating expenses represented 4.3% of system-wide-sales in the three months ended March 31, 2023 versus 3.2% of system-wide sales in the three months ended March 31, 2022. Generally, outside of acquisitions, we have been able to leverage much of the organic increase in revenue using existing resources.

Workers' Compensation

Workers' compensation was approximately $185 thousand for the three months ended March 31, 2023, versus a net benefit of approximately $613 thousand for the three months ended March 31, 2022. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience.  Approximately $365 thousand of the benefit recorded during the three months ended March 31, 2022 relates to a workers compensation reserve assumed in a 2021 acquisition and resulted in a net benefit as claims were resolved. Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends are not indicative of future results.

Other Selling, General, and Administrative Expenses ("SG&A")

Excluding workers' compensation, SG&A for the three months ended March 31, 2023 was approximately $5.7 million compared to $3.3 million for the three months ended March 31, 2022, an increase of 79.3%. The increase in other SG&A expenses primarily relates to salaries and benefits, which increased approximately $1.6 million from additional headcount to keep pace with system-wide sales as a result of acquisitions and organic growth. With the MRINetwork Acquisition we added 31 corporate employees (up from 72). Many of these employees were in management positions, so the 43% increase in corporate headcount resulted in a 67.9% increase in additional salaries and payroll taxes.  In addition, stock-based compensation and bonus accruals were higher. As of March 31, 2023, corporate headcount was down below 100 and we continue to work toward reducing redundancies and finding efficiencies as we integrate the transaction into our day-to-day operations. However, compensation-related expenses will continue to be the largest component of SG&A.

The remaining $800 thousand increase in other SG&A expenses is similarly related to the related to the MRINetwork Acquisition and includes advertising and marketing ($135 thousand), IT Expenses, licenses, dues ($352 thousand), third party services related to Contract staffing ($218 thousand), and similar expanded costs (insurance, professional fees, etc.).  The MRINetwork Acquisition is a significant and strategic shift for us and we expect it to take several quarters before we fully realize all the potential cost synergies.

Depreciation and amortization
Depreciation and amortization for the three months ended  March 31, 2023 was approximately $697 thousand compared to $499 thousand for the three months ended March 31, 2022. T he increase of $198 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $5.6 million of franchise agreements and $10.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $16.5 million in other intangibles, only $1.4 million are indefinite lived and not amortized. We will continue to incur significant amortization expense in future periods until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other Income and Expense

Other income and expense consists of interest income, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income and expense
For the three months ended March 31, 2023, other miscellaneous income was approximately $43 thousand, compared to other miscellaneous expense of $3.4 million for the three months ended March 31, 2022. The income in the 2023 period represents gross rents from leasing excess space at our corporate headquarters to third parties. We leased approximately 9,220 square feet of office space in our headquarters campus to unaffiliated companies. In March 2023, one of the two tenants did not renew their lease and we occupied the space they were using. The remaining 6,000 square feet continues to be leased at the market rate. For the three months ended March 31, 2022, we recognized approximately $3.6 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. A portion of the Dubin assets acquired have not been converted to a franchise yet. These assets meet the held-for-sale criteria, and are presented on the balance sheet at the lower of cost or fair value less cost to sell. The operating results from this portion of the Dubin assets are reported as “Income from discontinued operations, net of tax”.

Interest income and expense
Interest income for the three months ended  March 31, 2023 was approximately $46 thousand compared to $94 thousand for the three months ended March 31, 2022. Interest income represents interest related to the financing of franchised locations. Also in 2022, we recognized $41 thousand in interest income from notes receivable from non-franchisees that we did not receive in 2023.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist, and its replacement, the Revolving Credit Agreement with Bank of America, N.A. Interest and other financing expense increased from $48 thousand for the three months ended March 31, 2022 to $540 thousand for the three months ended  March 31, 2023.  Included in financing expense for the three months ended March 31, 2023 is a $318 thousand loss on debt extinguishment related to prior debt issuance costs from the Truist Revolving Credit and Term Loan Agreement. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the working capital needs associated with growth and the inefficiencies of changing treasury service providers, we carried a larger balance on our line of credit for most of the quarter ended  March 31, 2023. The increase in interest expense (excluding the loss on debt extinguishment) is consistent both with additional borrowing and the continuing increases in the federal funds rate by the Federal Reserve in its attempt to control inflation.

Provision for income tax
Income tax expense was approximately $547 thousand for the three months ended March 31, 2023. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, overall limits on executive compensation.  Our net ETR for the three months ended  March 31, 2023 was 19.1%.

Income tax expense for the three months ended March 31, 2022 was approximately $65 thousand.  Our net ETR for the three months ended March 31, 2022 was 11.7%. The increase in the net ETR is driven by mix of our revenue, as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits like staffing services do.

Discontinued Operations
Following the acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which benefits our entire system by increasing revenue opportunities for all franchises under the HireQuest Health brand. Dental Power has national customers, and we did not have any plans to sell the operations as a single franchise or bifurcate it off into several geographical franchisees. It was not being marketed or otherwise held-for-sale. We operated Dental Power as a company-owned location reflected in continuing operations. As part of the MRINetwork acquisition, their franchise base included a number of natural buyers who were already operating in the dental industry.  We immediately began marketing Dental Power for sale to these and any other potential buyers. On March 1, 2023, we agreed to sell the assets we acquired in the Dental Power acquisition to an acquired MRI franchisee, who will continue to operate the business as part of their franchise.  All operations of Dental Power have been classified as discontinued operations for all periods presented.

Following our acquisition of Dubin, we divided the operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location have not been sold and as of March 31, 2023 remain classified as held-for-sale. In the meantime, we operate this Philadelphia franchise as company-owned, although all operations are presented as part of discontinued operations.

The assets and liabilities of our discontinued operations are presented separately in the asset and liability sections, respectively, of the balance sheet for all periods presented. Similarly, cash flows and the results of operations are also removed from continuing operations in the respective financial statements. In general, assets held-for-sale are not amortized or depreciated, and are measured at the lower of carrying amount or fair value less costs to sell.

In the three months ended  March 31, 2023, we recognized a gain on the sale of the Dental Power business of approximately $340 thousand. This gain is included in the “Income from discontinued operations, net of tax” section of the Consolidated Statements of Income.

Liquidity and Capital Resources

Overview
Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, staffing revenue from owned locations (including discontinued operations), and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned or acquired offices to franchised offices. In addition, we have the capacity to borrow under our line of credit with Bank of America N.A.(see "Revolving Credit Agreement with Bank of America" below).

On March 31, 2023, our current assets exceeded our current liabilities by approximately $16.4 million. Our current assets included approximately $8.2 million of cash and $48.1 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements.  Our largest current liabilities as of March 31, 2023 included approximately $10.4 million due to our franchisees on pending settlement statements, $3.0 million related to our workers’ compensation claims liability, and $21.2 million of borrowings under our line of credit.

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

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends (if any), and other liquidity requirements associated with our continuing operations for the next 12 months. We also believe that future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends, and other liquidity requirements associated with our continuing operations beyond the next 12 months.

Our access to, and the availability of, financing on acceptable terms in the future will be affected by many factors including overall liquidity in the capital or credit markets, the state of the economy and our credit strength as viewed by potential lenders. We cannot provide assurances that we will have future access to the capital or credit markets on acceptable terms. We expect our borrowing costs to continue to increase as the Federal Reserve raises its benchmark interest rates in an effort to control inflation.

Operating Activities

During the three months ended March 31, 2023, cash generated by continuing operating activities was approximately $417 thousand and included net income from continuing operations of approximately $2.6 million, adjusted by non-cash items of approximately $1.5 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $3.4 million. During the three months ended March 31, 2022, cash generated by operating activities was approximately $4.9 million and included net income of approximately $603 thousand, adjusted by non-cash items of $630 thousand plus a net loss on the sale of intangible assets acquired of approximately $3.6 million. Changes in operating assets and liabilities also generated cash of approximately $194 thousand, primarily related to a decrease in accounts receivable.

Investing Activities

During the three months ended March 31, 2023, cash generated by investing activities was approximately $37 thousand, primarily from payments on notes receivable. During the three months ended March 31, 2022, cash used by investing activities was approximately $9.3 million and included cash paid for acquisitions of approximately $18.5 million. This use was offset by proceeds from the sale of purchased locations of approximately $9.3 million.

Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was approximately $4.7 million and included net proceeds from our revolving line of credit of approximately $8.7 million. These proceeds were offset by approximately $833 thousand in dividends and net payments on our term loan of $3.0 million. During 2022, cash provided by financing activities was approximately $4.4 million and included net proceeds from our revolving line of credit of approximately $5.3 million offset by the payment of dividends totaling approximately $822 thousand.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit Agreement with Bank of America, N.A. (the "Bank") for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten business days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaces the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the related credit agreement (the "Credit Agreement"). The Senior Credit Facility will mature on February 28, 2028.

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

At March 31, 2023, availability under the Senior Credit Facility was approximately $19.1 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance.

Revolving Credit and Term Loan Agreement with Truist Bank

On June 29, 2021 the Borrowers entered into a Revolving Credit and Term Loan Agreement with Truist Bank, as Administrative Agent, and the lenders from time to time made a party thereto (the "Truist Credit Agreement"), pursuant to which the lenders extended the Borrowers (i) a $60 million revolving line of credit with a $20 million sublimit for letters of credit (the "Truist Line of Credit") and (ii) a $3,153,500 term loan (the "Truist Term Loan"). Under the agreement, Truist Bank could also make Swingline Loans available in its discretion. The Truist Credit Agreement replaced the Company's prior $30 million credit facility with BB&T, now Truist. The Truist Credit Agreement provided for a borrowing base on the Truist Line of Credit that was derived from the Borrowers' accounts receivable subject to certain reserves and other limitations. Interest accrued on the outstanding balance of the Truist Line of Credit at a variable rate equal to (a) the LIBOR Index Rate plus a margin between 1.25% and 1.75% per annum or (b) the then applicable Base Rate, as that term was defined in the Truist Credit Agreement plus a margin between 0.25% and 0.75% per annum. In each case, the applicable margin was determined by the Company's Average Excess Availability on the Truist Line of Credit, as defined in the Truist Credit Agreement. Interest accrued on the Truist Term Loan at a variable rate equal to (a) the LIBOR Index Rate plus 2.0% per annum or (b) the then applicable Base Rate plus 1.0% per annum. In addition to interest on outstanding principal under the Truist Credit Agreement, the Borrowers paid a commitment fee on the unused portion of the Truist Line of Credit in an amount equal to 0.25% per annum. All loans made pursuant to the Truist Line of Credit were to mature on June 29, 2026. The Truist Term Loan was due to be paid in equal monthly installments based upon a 15-year amortization of the original principal amount of the Truist Term Loan and was payable in monthly installments with the remaining principal balance due and payable in full on the earlier of the date of termination of the commitments on the Truist Line of Credit and June 29, 2036.

The Company utilized the proceeds of the Truist Term Loan (i) first to pay off its prior credit facility, and (ii) second, to pay transaction fees and expenses incurred in connection with closing certain acquisitions. On March 1, 2022, our workers' compensation provider agreed to reduce the required collateral deposit from $14.3 million to $10.7 million.

Cash Balances

Recently, concerns have arisen with respect to the financial condition of a number of banking organizations in the United States, in particular those with exposure to certain types of depositors and large portfolios of investment securities. On March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, and the Federal Deposit Insurance Corporation (the “FDIC”) was appointed receiver of SVB. On March 12, 2023, the FDIC was appointed receiver of Signature Bank. While we do not have any exposure to SVB or Signature Bank, we do maintain our cash at financial institutions, often in balances that exceed the current FDIC insurance limits. If other banks and financial institutions enter receivership or become insolvent in the future due to financial conditions affecting the banking system and financial markets, our ability to access our cash, cash equivalents and investments, including transferring funds, making payments or receiving funds, may be threatened and could have a material adverse effect on our business and financial condition.

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2023. We do not believe inflation has had a material effect on our Company’s results of operations as inflation generally results in higher rates per hour that can offset any slowdown in organic growth opportunities. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

At  three months ended March 31, 2023, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale. During the three months ended March 31, 2022, all of our offices were franchised with the exception of the Dental Power location acquired in the fourth quarter of 2021 and a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for the periods indicated. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended
	March 31, 2023	March 31, 2022	Change
System-wide sales from HireQuest Direct	$58,777	$56,585	3.9%
System-wide sales from Snelling and HireQuest	42,114	41,111	2.4%
System-wide sales from DriverQuest and TradeCorp	682	326	109.2%
System-wide sales from HireQuest Health	1,883	2,588	(27.2)%
System-wide sales from Northbound, MRI, and SearchPath	50,062	422	11763%
System-wide sales	$153,518	$101,032	51.9%

Northbound system-wide sales in the three months ended March 31, 2022 only represents activity since the February 28, 2022 acquisition date.  Snelling system-wide sales in the three months ended March 31, 2023 only represents Temporary Alternatives activity since the January 24, 2022 acquisition date and Dubin activity since the February 21, 2022 acquisition date.

Of the $52.5 million increase in system-wide sales, $46.2 million relates to the MRINetwork acquisition, $4.2 million relates to the Northbound, Temporary Alternatives and Dubin acquisitions, and the remainder represents organic growth.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count an office if it has a physical location and is generating revenue.  Company-owned locations are not counted.

The following table accounts for the number of offices opened and closed or consolidated during the three months ended March 31, 2023  and March 31, 2022 :

Offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Offices, December 31, 2022	435
Opened in 2023	4
Closed in 2023	(2)
Offices, March 31, 2023	437

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

Notwithstanding the material weakness, which still existed as of  March 31, 2023 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management Plans to Remediate Material Weakness

On December 1, 2021 we hired David S. Burnett as CFO. We believe that the addition of Mr. Burnett materially strengthened our internal control over financial reporting. In addition, the Company has created a remediation plan, performed additional compensating control procedures during the six acquisitions that have occurred since the material weakness, tested those controls, and developed a new formal set of controls to follow going forward that directly address the risks in that area. Management continues to take action to remediate the material weakness in internal control over financial reporting, including hiring additional staff in the accounting department and engaging third party professionals with the appropriate technical expertise.

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We believe we have made significant progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in internal control over financial reporting

During the quarter ended March 31, 2023, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business, financial condition, and operating results can be affected by a number of factors, whether currently known or unknown, including but not limited to those described below and in Part I, Item 1A of our most recent annual report on Form 10-K which we filed with the SEC on March 21, 2023 under the heading “Risk Factors,” any one or more of which could, directly or indirectly, cause our actual financial condition and operating results to vary materially from past, or from anticipated future, financial condition and operating results. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, operating results, and stock price. Except as set forth below, there have been no material changes to the risk factors included in our Form 10-K for the year ended December 31, 2021, filed with the SEC on March 21, 2023.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our business, results of operations or financial condition. Events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver; on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership; and on May 1, 2023, First Republic Bank failed and regulators sold substantially all of its assets to JPMorgan Chase & Co. The failure of First Republic Bank occurred despite a previous attempt by some of the nation’s largest banks to shore up First Republic’s capital. Although we assess our banking and customer relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impacted.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or other obligations, result in breaches of our contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Revolving Credit and Term Loan Agreement with Bank of America, N.A. dated February 28, 2023( incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on March 1, 2023)
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David S. Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

/s/ Richard Hermanns	May 11, 2023
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	May 11, 2023
David S. Burnett	Date
Chief Financial Officer