Form 10-Q
period 2023-06-30
HireQuest, Inc.
filed 2023-08-10
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38513

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

Number of shares of issuer's common stock outstanding at August 9, 2023: 13.9 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value data)	June 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$2,071	$3,049
Accounts receivable, net of allowance for doubtful accounts	51,089	45,728
Notes receivable	1,110	817
Prepaid expenses, deposits, and other assets	2,602	1,833
Prepaid workers' compensation	997	503
Total current assets	57,869	51,930
Property and equipment, net	4,365	4,353
Workers’ compensation claim payment deposit	1,470	1,231
Franchise agreements, net	22,292	23,144
Other intangible assets, net	10,353	10,690
Goodwill	5,870	5,870
Other assets	142	325
Notes receivable, net of current portion and reserve	4,042	2,675
Intangible asset held for sale - discontinued operations	1,405	3,065
Total assets	$107,808	$103,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$163	$448
Line of credit	16,504	12,543
Term loans payable	505	704
Other current liabilities	3,061	3,408
Accrued payroll, benefits, and payroll taxes	4,619	5,602
Due to franchisees	11,334	9,846
Risk management incentive program liability	1,384	877
Workers' compensation claims liability	3,028	3,352
Total current liabilities	40,598	36,780
Term loan payable, net of current portion	348	3,291
Deferred tax liability	261	60
Workers' compensation claims liability, net of current portion	2,124	2,573
Franchisee deposits	2,431	2,325
Total liabilities	45,762	45,029
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,939 and 13,918 shares issued, respectively	14	14
Additional paid-in capital	33,666	32,844
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	28,512	25,542
Total stockholders' equity	62,046	58,254
Total liabilities and stockholders' equity	$107,808	$103,283

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Franchise royalties	$8,704	$7,221	$18,027	$13,797
Service revenue	286	779	821	1,248
Total revenue	8,990	8,000	18,848	15,045
Selling, general and administrative expenses	5,625	3,223	11,470	5,878
Depreciation and amortization	700	521	1,397	1,020
Income from operations	2,665	4,256	5,981	8,147
Other miscellaneous income (expense)	99	1,458	142	(1,922)
Interest income	68	54	114	148
Interest and other financing expense	(314)	(109)	(854)	(157)
Net income before income taxes	2,518	5,659	5,383	6,216
Provision for income taxes	465	861	1,012	926
Net income from continuing operations	2,053	4,798	4,371	5,290
Income (loss) from discontinued operations, net of tax	(45)	93	267	204
Net income	$2,008	$4,891	$4,638	$5,494

Basic earnings per share
Continuing operations	$0.15	$0.35	$0.32	$0.39
Discontinued operations	-	0.01	0.02	0.01
Total	$0.15	$0.36	$0.34	$0.40

Diluted earnings per share
Continuing operations	$0.15	$0.35	$0.32	$0.39
Discontinued operations	-	0.01	0.02	0.01
Total	$0.15	$0.36	$0.34	$0.40

Weighted average shares outstanding
Basic	13,720	13,607	13,699	13,591
Diluted	13,817	13,691	13,779	13,686

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
Six months ended (in thousands except per share data)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	822	-	822
Common stock dividends ($0.12 per share)	-	-	-	-	(1,668)	(1,668)
Restricted common stock granted	21	-	-	-	-	-
Net income	-	-	-	-	4,638	4,638
Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046

Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock based compensation	-	-	-	1,309	-	1,309
Common stock dividends ($0.12 per share)	-	-	-	-	(1,650)	(1,650)
Restricted common stock granted	82	-	-	-	-	-
Net income	-	-	-	-	5,494	5,494
Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888

Three months ended
Balance at March 31, 2023	13,927	$14	$(146)	$33,206	$27,339	$60,413
Stock-based compensation	-	-	-	460	-	460
Common stock dividends ($0.06 per share)	-	-	-	-	(835)	(835)
Restricted common stock granted	12	-	-	-	-	-
Net income	-	-	-	-	2,008	2,008
Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046

Balance at March 31, 2022	13,823	$14	$(146)	$30,951	$16,176	$46,995
Stock-based compensation	-	-	-	830	-	830
Common stock dividends ($0.06 per share)	-	-	-	-	(828)	(828)
Restricted common stock granted	4	-	-	-	-	-
Net income	-	-	-	-	4,891	4,891
Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
(in thousands)	June 30, 2023	June 30, 2022
Cash flows from operating activities
Net income	$4,638	$5,494
Income from discontinued operations	(267)	(204)
Net income from continuing operations	4,371	5,290
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	1,397	1,020
Non-cash interest	341	48
Allowance for losses on notes receivable	-	233
Stock based compensation	822	1,309
Deferred taxes	200	(473)
Loss on disposition of intangible assets	-	2,233
Changes in operating assets and liabilities:
Accounts receivable	(5,361)	(1,437)
Prepaid expenses, deposits, and other assets	(798)	(415)
Prepaid workers' compensation	(495)	(924)
Accounts payable	(285)	(2,012)
Risk management incentive program liability	507	314
Other current liabilities	(347)	312
Accrued payroll, benefits and payroll taxes	(984)	(1,433)
Due to franchisees	1,487	4,758
Workers' compensation claim payment deposit	(238)	(284)
Workers' compensation claims liability	(772)	(64)
Net cash (used in) provided by operating activities - continuing operations	(155)	8,475
Net cash (used in) provided by operating activities - discontinued operations	(73)	608
Net cash (used in) provided by operating activities	(228)	9,083
Cash flows from investing activities
Purchase of acquisitions	-	(19,063)
Purchase of property and equipment	(98)	(90)
Proceeds from the sale of purchased locations	-	9,317
Proceeds from payments on notes receivable	394	315
Cash issued for notes receivable	(52)	(50)
Investment in intangible asset	(121)	(512)
Net change in franchisee deposits	106	121
Net cash provided by (used in) investing activities	229	(9,962)
Cash flows from financing activities
Payments on term loan payable	(3,141)	(266)
Payments related to debt issuance	(131)	-
Net proceeds from revolving line of credit	3,961	2,667
Payment of dividends	(1,668)	(1,650)
Net cash (used in) provided by financing activities	(979)	751
Net decrease in cash	(978)	(128)
Cash, beginning of period	3,049	1,256
Cash, end of period	$2,071	$1,128
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	2,000	350
Amounts payable related to the purchase of acquisition	-	1,800
Supplemental disclosure of cash flow information
Interest paid	829	109
Income taxes paid, net of refunds	1,341	1,469

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc., together with its subsidiaries, (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two primary business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, “Northbound Executive Search”, and "MRI". HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest and Snelling specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search and MRI specialize in executive placement and consultant services.

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

As of  June 30, 2023, we had 438 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 85,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Foreign Currency Translation

The functional currency of the company and all of its' subsidiaries is the United States dollar. Certain franchises located outside the United States  may transact business in their local currency. As a result, some accounts receivable  may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero during the three and six months ended  June 30, 2023 and  June 30, 2022.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services provided to customers of franchisees and of accounts receivable originating at company-owned locations. At June 30, 2023, and  December 31, 2022, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable because we do not bear the risk of loss. Otherwise, estimates of expected credit losses on accounts receivable over their life would be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of expected credit losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and evaluate how conditions that existed during the historical charge-off period may differ from our current expectations and accordingly may revise our estimate of expected credit losses.  Our allowance for doubtful accounts on company-owned and purchased accounts receivable was approximately $184 thousand and $70 thousand at June 30, 2023, and  December 31, 2022, respectively.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
HireQuest Direct	$3,810	$4,417	$7,888	$7,949
HireQuest, Snelling, DriverQuest, HireQuest Health, MRI, Northbound, SearchPath and TradeCorp	4,894	2,804	10,139	5,848
Total	$8,704	$7,221	$18,027	$13,797

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

Our notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and compare the amortized cost basis of a note and the fair value of collateral securing the note as of the reporting date. This includes reserves we have collected and hold in cash, any amounts payable to the franchisee, workers’ compensation rebates not yet paid to the franchisee, and other items where we legally have the right to offset any note receivable balance due. Our allowance for losses on notes receivable was approximately $260 thousand at  June 30, 2023 and at  December 31, 2022.

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

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. There was no impairment reserve on notes receivable from non-franchisees at  June 30, 2023 or  December 31, 2022.

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

The table below reflects information related to our intangible assets (in thousands).

		June 30, 2023			December 31, 2022
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(3,264)	$22,292	$25,556	$(2,412)	$23,144
Purchased software	7 years	3,200	(800)	2,400	3,200	(571)	2,629
Internally developed software	5 years	2,415	(268)	2,147	2,294	(39)	2,255
Total finite-lived intangible assets		31,171	(4,332)	26,839	31,050	(3,022)	28,028
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	3,580	-	3,580	3,580	-	3,580
Total intangible assets		$36,977	$(4,332)	$32,645	$36,856	$(3,022)	$33,834

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At June 30, 2023 we had a single reporting unit.

The table below summarizes our goodwill at December 31, 2022 and changes during the six months ended June 30, 2023 (in thousands):

Goodwill balance at December 31, 2022	$5,870
Change in goodwill during 2023	-
Goodwill balance at June 30, 2023	$5,870

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

Marketing and Advertising

Some of our MRI franchisees are required to pay an advertising fee equal to 0.5% - 1.0% of total net sales, which supports national advertising designed to build brand awareness and drive traffic for both potential customers and potential candidates. The national advertising effort is administered by us, with franchisees providing input. Some examples include subscriptions to various job boards, the creation of digital content for social media, supporting investments in marketing-related software, and purchasing video and print media.

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  June 30, 2023 and  June 30, 2022 totaled approximately 175 thousand and 193 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Weighted average number of common shares used in basic net income per common share	13,720	13,607	13,699	13,591
Dilutive effects of unvested restricted stock and stock options	97	84	80	95
Weighted average number of common shares used in diluted net income per common share	13,817	13,691	13,779	13,686

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

The carrying amounts of cash, accounts receivable, accounts payable, the line of credit and all other current assets and liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the amortized cost basis as adjusted by an allowance for credit losses, as we believe the stated interest rates reflects the prevailing market rates given our unique collateral position and the scarce capital resources willing to finance a franchise. The fair value of the term loan payable approximates its carrying value because current rates for similar borrowings do not have a material impact.

	June 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,071	$2,071	$-	$-
Notes receivable	5,152	-	5,152	-
Accounts receivable	51,089	-	51,089	-
Total assets at fair value	$58,312	$2,071	$56,241	$-

Term loans payable	$853	$-	$853	$-
Line of credit	16,504	-	16,504	-
Total liabilities at fair value	$17,357	$-	$17,357	$-

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$3,049	$3,049	$-	$-
Notes receivable	3,492	-	3,492	-
Accounts receivable	45,728	-	45,728	-
Total assets at fair value	$52,269	$3,049	$49,220	$-

Term loan payable	$3,995	$-	$3,995	$-
Line of credit	12,543	-	12,543	-
Total liabilities at fair value	$16,538	$-	$16,538	$-

For additional information related to our impaired notes receivable, see Note 11 - Notes Receivable.

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

Recently Adopted Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard will replace today's “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance was adopted at the beginning of the first quarter of 2023. The adoption of this guidance did not have a significant impact on our financial statements.  Related disclosure has been updated to reflect the new standard.

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

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848, which extends the period of time financial statement preparers can utilize the reference rate reform relief guidance contained in ASU 2022-04. The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference the London Inter-Bank Offered Rate (LIBOR) or another reference rate expected to be discontinued due to reference rate reform. On February 28, 2023 the Company refinanced its credit agreement and a term loan that each referenced LIBOR into a replacement line of credit that references the Bloomberg Short-Term Bank Yield Index ("BSBY"), therefore the optional expedient is no longer relevant to the Company’s financial statements and related disclosures. See Note 4 for further details of the transaction.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on   January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $19 thousand and approximately $47 thousand are included in our consolidated statement of income for the three months ended June 30, 2023, and June 30, 2022, respectively, and approximately $49 thousand and approximately $53 thousand are included in our consolidated statement of income for the six months ended June 30, 2023, and June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2023 (Actual)	June 30, 2022	June 30, 2023 (Actual)	June 30, 2022
Total revenue	$8,990	$9,288	$18,848	$17,785
Net income	2,008	4,386	4,638	5,466
Basic earnings per share	$0.15	$0.32	$0.34	$0.40
Basic weighted average shares outstanding	13,720	13,607	13,699	13,591
Diluted earnings per share	$0.15	$0.32	$0.34	$0.40
Diluted weighted average shares outstanding	13,817	13,691	13,779	13,686

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of gains associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on   January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of  approximately $478 thousand during the three months ended March 31, 2022. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended   December 31, 2022 resulting in a net recognized gain of approximately $150 thousand. The remaining assets related to the operations of the other acquired locations have not been sold and as of   December 31, 2022 are classified as held-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia location as company-owned.

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through June 30, 2023, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $129 thousand and approximately $141 thousand are included in our consolidated statement of income for the three months ended June 30, 2023, and June 30, 2022, respectively, and approximately $269 thousand and approximately $190 thousand are included in our consolidated statement of income for the six months ended June 30, 2023, and June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2023 (Actual)	June 30, 2022	June 30, 2023 (Actual)	June 30, 2022
Total revenue	$8,990	$9,288	$18,848	$17,431
Net income	2,008	4,590	4,638	6,237
Basic earnings per share	$0.15	$0.34	$0.34	$0.46
Basic weighted average shares outstanding	13,720	13,607	13,699	13,591
Diluted earnings per share	$0.15	$0.34	$0.34	$0.46
Diluted weighted average shares outstanding	13,817	13,691	13,779	13,686

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through June 30, 2023, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $363 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $64 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $257 thousand and approximately $351 thousand are included in our consolidated statement of income for the three months ended June 30, 2023, and June 30, 2022, respectively and approximately $520 thousand and approximately $451 thousand are included in our consolidated statement of income for the six months ended June 30, 2023, and June 30, 2022, respectively.

	Three months ended		Six months ended
	June 30, 2023 (Actual)	June 30, 2022	June 30, 2023 (Actual)	June 30, 2022
Total revenue	$8,990	$9,288	$18,848	$17,621
Net income	2,008	4,579	4,638	6,547
Basic earnings per share	$0.15	$0.34	$0.34	$0.48
Basic weighted average shares outstanding	13,720	13,607	13,699	13,591
Diluted earnings per share	$0.15	$0.34	$0.34	$0.48
Diluted weighted average shares outstanding	13,817	13,691	13,779	13,686

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on March 1, 2025 that bears interest at 4.0%. The term loan is unsecured and subordinated to our senior instruments (Bank of America revolving credit agreement). The Northbound term loan is payable in 36 monthly installments beginning on April 1, 2022 until March 1, 2025. We  may prepay the Northbound term loan in whole or in part at any time or from time to time without penalty or premium by paying the principal amount to be prepaid together with accrued interest thereon to the date of prepayment.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of MRI had occurred on   January 1, 2021, (b) all of MRI's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $1.9 million and approximately$4.3 million are included in our consolidated statement of income for the three and six months ended June 30, 2023, respectively.

	Three months ended		Six months ended
	June 30, 2023 (Actual)	June 30, 2022	June 30, 2023 (Actual)	June 30, 2022
Total revenue	$8,990	$10,936	$18,848	$20,569
Net income	2,008	5,914	4,638	7,772
Basic earnings per share	$0.15	$0.43	$0.34	$0.57
Basic weighted average shares outstanding	13,720	13,607	13,699	13,591
Diluted earnings per share	$0.15	$0.43	$0.34	$0.57
Diluted weighted average shares outstanding	13,817	13,691	13,779	13,686

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

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Edward Jackson, a member of our Board and significant stockholder, and a member of Mr. Jackson’s immediate family own Jackson Insurance. Mr. Jackson, Richard Hermanns, our CEO, Chairman of our Board, and largest stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent.

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

During the three months ended  June 30, 2023 and June 30, 2022, Jackson Insurance and Bass invoiced HQI approximately $201 thousand and $145 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the six months ended  June 30, 2023 and June 30, 2022, Jackson Insurance and Bass invoiced HQI approximately $205 thousand and $252 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended June 30, 2023 and June 30, 2022, Insurance Technologies invoiced HQI approximately $42 thousand and $27 thousand, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2023 and June 30, 2022, Insurance Technologies invoiced HQI approximately $110 thousand and $37 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 28 Worlds Franchisees at  June 30, 2023 that operated 66 of our 438 franchisee-owned offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entities partially owned by the Worlds Franchisees. Gross proceeds from the sale of Temporary Alternatives was $2.9 million and we recognized a loss of $1.1 million. Gross proceeds from the sale of Northbound was $6.4 million, and we recognized a loss of $1.3 million.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Franchisee royalties	$2,448	$2,181	$4,886	$4,265

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	June 30, 2023	December 31, 2022
Due to franchisee	$1,136	$1,154
Risk management incentive program liability	538	234

Note 4 - Line of Credit and Term Loans

Revolving Credit and Term Loan Agreement with Truist Bank

On June 29, 2021 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit and Term Loan Agreement with Truist Bank, as Administrative Agent, and the lenders from time to time made a party thereto (the "Truist Credit Agreement"), pursuant to which the lenders extended the Borrowers (i) a $60 million revolving line of credit with a $20 million sublimit for letters of credit (the "Line of Credit") and (ii) a $3,153,500 term loan (the "Term Loan"). Truist Bank may also make Swingline Loans available in its discretion. Interest accrued on the outstanding balance of the Line of Credit at a variable rate equal to (a) the LIBOR Index Rate plus a margin between 1.25% and 1.75% per annum or (b) the then applicable Base Rate, as that term is defined in the Credit Agreement plus a margin between 0.25% and 0.75% per annum. In each case, the applicable margin was determined by the Company's Average Excess Availability on the Line of Credit, as defined in the Credit Agreement. Interest accrued on the Term Loan at a variable rate equal to (a) the LIBOR Index Rate plus 2.0% per annum or (b) the then applicable Base Rate plus 1.0% per annum. In addition to interest on outstanding principal under the Truist Credit Agreement, the Borrowers paid a commitment fee on the unused portion of the Line of Credit in an amount equal to 0.25% per annum. All loans made pursuant to the Line of Credit were to mature on June 29, 2026. The Term Loan was based upon a 15-year amortization of the original principal amount of the Term Loan with the remaining principal balance due and payable in full on the earlier of the date of termination of the commitments on the Line of Credit and June 29, 2036.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit . The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaced the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  June 30, 2023 the effective interest rate was approximately 6.42%. The Senior Credit Facility will mature on February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the six months ended   June 30, 2023.

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

At June 30, 2023, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  June 30, 2023 (in thousands):

2023	208
2024	514
2025	131
Total future maturities	853

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

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020 we initiated the payment of a quarterly dividend and we intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2023 and 2022 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2022	$0.06	$822
June 1, 2022	0.06	827
September 1, 2022	0.06	829
December 1, 2022	0.06	833
March 1, 2023	0.06	833
June 1, 2023	0.06	835

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first six months of 2023, we issued 3090 shares valued at approximately $60 thousand under this program. During the first six months of 2022, we issued approximately 6 thousand shares valued at approximately $97 thousand under this program.

In the first six months of 2023, we issued 4,014 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $93 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,344 shares vested equally over the three months post grant. The remaining 670 shares were issued pursuant to our share purchase match program. Also in the first six months of 2023, we issued 1,261 shares pursuant to our share purchase match program related to open market purchases by members of our Board of Directors.

Also in the first six months of 2023, we issued 25,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $534 thousand to key employees for their services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the three months post grant. Of the remaining shares, 15,000 vest over 4 years and 1,159 shares were issued pursuant to our share purchase match program and vest the second anniversary of the date of grant.

In the first six months of 2022, we issued 7,776 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $138 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,480 shares vested equally over the three months post grant. The remaining 1,296 shares were issued pursuant to our share purchase match program. Also in the first six months of 2022, we issued 44,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $764 thousand to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the three months post grant. The remaining 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

The following table summarizes our restricted stock outstanding at December 31, 2022, and changes during the six months ended June 30, 2023 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2022	202	$15.15
Granted	31	21.07
Vested	(71)	15.01
Non-vested, June 30, 2023	162	16.77

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  June 30, 2023 and December 31, 2022.

The following table summarizes our stock options outstanding at December 31, 2022, and changes during the six months ended June 30, 2023 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2022	13	$5.47	$2.98
Granted	-	-	-
Outstanding, June 30, 2023	13	5.47	2.98

There were no non-vested stock options outstanding at June 30, 2023 or at  December 31, 2022.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $26.03 at June 30, 2023 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	4.7	$266

At June 30, 2023, there was unrecognized stock-based compensation expense totaling approximately $1.5 million relating to non-vested restricted stock grants that will be recognized over the next 3.2 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $4.4 million and  $2.9 million on  June 30, 2023 and December 31, 2022, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2023.

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

Our effective tax rate for continuing operations during the three months ended  June 30, 2023 and  June 30, 2022 was 18.5% and 15.2%, respectively. Our effective tax rate for continuing operations during the six months ended  June 30, 2023 and  June 30, 2022 was 18.8% and 14.9%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense (or benefit) to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax (benefit) expense allocated to discontinued operations was $(14) thousand and $30 thousand for the three months ended  June 30, 2023 and  June 30, 2022, respectively. Tax expense allocated to discontinued operations was $85 thousand and $66 thousand for the six months ended   June 30, 2023 and   June 30, 2022, respectively.

Note 10 - Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines.  Dubin Workforce Solutions specialized in temporary labor assignments.  The Dubin Group focused on permanent recruiting.  We immediately sold the assets of Dubin Workforce Solutions to a new franchisee.  There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition.  We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2022, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price. The franchise continues to be actively marketed at a price that is reasonable given its results of operation. We expect to complete a sale of these assets within the next 12 months.

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

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $1.4 million and $3.1 million on  June 30, 2023 and December 31, 2022, respectively.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenue	$223	$1,714	$1,478	$2,971
Cost of staffing services	142	1,195	1,004	2,041
Gross profit	81	519	474	930
Selling, general and administrative expenses	(140)	(308)	(463)	(504)
Depreciation & amortization	-	(88)	-	(156)
Gain on sale of intangible assets	-	-	340	-
Net (loss) income before tax	(59)	123	351	270
(Benefit) provision for income taxes	(14)	30	84	66
Net (loss) income	$(45)	$93	$267	$204

Note 11 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $5.2 million and $3.5 million as of  June 30, 2023 and December 31, 2022, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $68 thousand and $54 thousand during the three months ended  June 30, 2023 and June 30, 2022, respectively. Interest income was approximately $114 thousand and $148 thousand during the six months ended  June 30, 2023 and June 30, 2022, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $260 thousand as of  June 30, 2023 and  December 31, 2022 for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	June 30, 2023	December 31, 2022
Note receivable	$5,412	$3,752
Allowance for losses	(260)	(260)
Notes receivable, net	$5,152	$3,492

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

We did not receive or recognize any interest income during the three months ended June 30, 2023 or  June 30, 2022. We received and recognized interest income of approximately $-0- and $41 thousand during the six months ended June 30, 2023 and June 30, 2022. There was no balance due from non-franchisees at June 30, 2023 or  December 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue; franchise sales and system-wide sales; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); the impact of any global pandemic including COVID-19; operating results; dividends and shareholder returns; cost synergies of any mergers or acquisitions including those we have completed in 2022 and 2023; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by the current instability of the financial markets; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including without limitation, successful integration following the acquisitions of the MRI Network, Selling Staffing, LINK, Recruit Media, Dental Power, Dubin, Temporary Alternatives, Inc. and subsequent or smaller acquisitions; the impacts of COVID-19 or other diseases or pandemics; the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones: the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K, which we filed with the SEC on March 21, 2023; and the other factors discussed in this Quarterly Report and our Annual Report.

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

Overview

HireQuest, Inc., together with its subsidiaries, (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, commercial staffing, and permanent placement solutions primarily in the light industrial, blue-collar, executive, managerial, and administrative segments of the staffing industry. Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,” “TradeCorp," "Northbound Executive Search," "SearchPath," "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brands specific to a locality.

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	TradeCorp focuses on skilled laborers and tradespeople, including apprentice, journeyman, and master-level professionals.
●	Snelling, HireQuest, and TradeCorp focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	Northbound Executive Search, MRI and SearchPath focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

Our brands exhibit similar long-term financial performance and have similar economic characteristics. Therefore, we provide our services under a single operating division or segment.  However, we strive to provide additional information and disclosures related to business models where appropriate.

As of June 30, 2023 we had 438 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 85 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

Management is pursuing a strategy that includes organic and acquisition growth components. Our organic growth strategy includes expanding existing client business, seeking out national and global account opportunities for our franchisees, access to capital for our franchisees to expand into new markets, and offering new franchises to qualified applicants.  Part of this growth strategy includes an expansive training program for our franchisees to start, operate and grow their business.  Our acquisition growth strategy includes identifying strategic, accretive, "tuck-in" acquisitions financed primarily through a combination of cash and debt (including seller financing), the issuance of equity in appropriate circumstances, and the use of earn-outs where efficient to protect the negotiated value and future cash flows.

Recent Developments

The Temporary Alternatives Acquisition

On January 24, 2022, we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of the Asset Purchase Agreement dated January 10, 2022, including three locations in West Texas and New Mexico for approximately $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives expanded our national footprint into West Texas and grew our franchise base, as we immediately entered into a franchise agreement and sold the non-working capital assets acquired. We funded this acquisition with existing cash on hand and a draw on our pre-existing line of credit with Truist.

The Dubin Acquisition

On February 21, 2022, we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. The acquisition of Dubin expedited growth into a new staffing vertical, expanded our national footprint, and grew our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our pre-existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location have not been sold and as of June 30, 2023 remain classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

The Northbound Acquisition

On February 28, 2022, we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated January 25, 2022, for approximately $11.4 million, inclusive of a $1.5 million note payable and a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound expedited growth into a new staffing vertical, expanded our national footprint, and grew our franchise base, as we immediately entered into a franchise agreement and sold the customer-related assets acquired. We funded this acquisition with existing cash on hand, seller financing of $1.5 million, and a draw on our pre-existing line of credit with Truist.

The MRINetwork Acquisition

On December 12, 2022, we completed our acquisition of certain assets of MRINetwork (“MRI”) in accordance with the terms of an Asset Purchase Agreement dated November 16, 2022, for approximately $13.3 million, inclusive of  a limited amount of working capital. MRI has been a leader in the recruitment industry since 1965 and has grown into one of the largest franchised executive search and recruitment organizations in the world. We funded this acquisition with existing cash on hand, and a draw on our pre-existing line of credit with Truist.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the three-month and six-month periods ended June 30, 2023 and June 30, 2022. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Six months ended
	June 30, 2023		June 30, 2022		June 30, 2023		June 30, 2022
Franchise royalties	$8,704	96.8%	$7,221	90.3%	$18,027	95.6%	$13,797	91.7%
Service revenue	286	3.2%	779	9.7%	821	4.4%	1,248	8.3%
Total revenue	8,990	100.0%	8,000	100.0%	18,848	100.0%	15,045	100.0%
Selling, general and administrative expenses	5,625	62.6%	3,223	40.3%	11,470	60.9%	5,878	39.1%
Depreciation and amortization	700	7.8%	521	6.5%	1,397	7.4%	1,020	6.8%
Income from operations	2,665	29.6%	4,256	53.2%	5,981	31.7%	8,147	54.2%
Other miscellaneous income	99	1.1%	1,458	18.2%	142	0.8%	(1,922)	(12.8)%
Interest income	68	0.8%	54	0.7%	114	0.6%	148	1.0%
Interest and other financing expense	(314)	(3.5)%	(109)	(1.4)%	(854)	(4.5)%	(157)	(1.0)%
Net income before income taxes	2,518	28.0%	5,659	70.7%	5,383	28.6%	6,216	41.3%
Provision for income taxes	465	5.2%	861	10.8%	1,012	5.4%	926	6.2%
Net income from continuing operations	2,053	22.8%	4,798	60.0%	4,371	23.2%	5,290	35.2%
Net (loss) income from discontinued operations, net of tax	(45)	(0.5)%	93	1.2%	267	1.4%	204	1.4%
Net income	$2,008	22.3%	$4,891	61.1%	$4,638	24.6%	$5,494	36.5%
Non-GAAP data
Adjusted EBITDA	$3,871	43.1%	$5,848	73.1%	$8,452	44.8%	$10,800	71.8%

Use of Non-GAAP Financial Measure: Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, provision for income taxes , depreciation and amortization, costs related to the work opportunity tax credit (“WOTC”), non-cash compensation and acquisition-related charges, net, and other charges and gains we consider non-recurring. We utilize Adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, WOTC-related costs, non-cash compensation, acquisition-related charges, net and other non-recurring charges and gains bear little or no relationship to our operating performance.

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

●	By excluding other non-recurring charges and gains, Adjusted EBITDA provides a basis for measuring financial performance without such items.

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

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income	$2,008	$4,891	$4,638	$5,494
Interest expense	314	109	854	157
Provision for income taxes	465	861	1,012	926
Depreciation and amortization	700	521	1,397	1,020
WOTC related costs	125	163	270	294
EBITDA	3,612	6,545	8,171	7,891
Non-cash compensation	259	364	621	610
Acquisition related charges, net	-	(1,294)	(340)	2,299
Impairment of notes receivable	-	233	-	-
Adjusted EBITDA	$3,871	$5,848	$8,452	$10,800

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the three months ended June 30, 2023 or the three months ended June 30, 2022.

Total revenue for the three months ended June 30, 2023 was approximately $9.0 million compared to $8.0 million for the three months ended June 30, 2022, an increase of 12.4%.  For the quarter ended June 30, 2023, there was a 32.5% increase in underlying system-wide sales when compared to the prior year quarter.  Revenue as a percentage of system-wide sales was 5.7% for the three months ended June 30, 2023 versus 6.8% for the three months ended June 30, 2022. Because MRINetwork focuses on recruitment services, which carry a lower royalty percentage, absolute revenue did not increase at the same pace as system-wide sales. The net revenue rate (as a percentage of system-wide sales) is lower for the same reason.

Franchise Royalties

Franchise royalties for the three months ended June 30, 2023 were approximately $8.7 million, an increase of 20.5% from $7.2 million for the three months ended June 30, 2022. Of the $1.5 million net increase, approximately $1.9 million was due to the MRINetwork acquisition, offset by a decrease from pre-existing locations. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.6% for the three-month period ended June 30, 2023 compared to 6.1% for the three months ended June 30, 2022. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. As noted above, the net royalty rate for the MRINetwork is lower due to a larger proportion of recruitment services.  A summary of franchise royalties by brand for the three months ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	Three months ended
	June 30, 2023	June 30, 2022
Franchise royalties from HireQuest Direct	$3,810	$4,417
Franchise royalties from Snelling and HireQuest	2,360	2,350
Franchise royalties from DriverQuest and TradeCorp	87	10
Franchise royalties from HireQuest Health	172	74
Franchise royalties from Northbound, MRI, and SearchPath	2,275	370
Franchise royalties	$8,704	$7,221

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

Service revenue for the three months ended June 30, 2023 was approximately $286 thousand, a decrease of $493 thousand from the three months ended June 30, 2022, when service revenue was approximately $779 thousand. This decrease was largely due to a high volume of insurance related services that occurred in the three months ended June 30, 2022. Service revenue is expected to fluctuate from quarter-to-quarter.

Included in service revenue is interest income of $209 thousand for the three months ended June 30, 2023 and $224 thousand for the three months ended June 30, 2022. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers.

Operating Expenses

Operating expenses for the three months ended June 30, 2023 were approximately $6.3 million compared to $3.7 million for the three months ended June 30, 2022, an increase of 68.9%. The increase primarily relates to variable administrative and compensation costs that we inherited as a result of the MRI Network Acquisition, and that are described in “Compensation and Benefits” and “Other Selling, General, and Administrative Expenses (‘SG&A’)” below, as well as additional amortization related to intangibles acquired in that acquisition. Overall, operating expenses represented 4.0% of system-wide-sales in the three months ended June 30, 2023 versus 3.2% of system-wide sales in the three months ended June 30, 2022. Generally, outside of acquisitions, we have been able to leverage much of the organic increase in revenue using existing resources.

Workers' Compensation

Workers' compensation was approximately $690 thousand for the three months ended June 30, 2023, an increase of $878 thousand when compared to a net benefit of approximately $188 thousand recorded in the three months ended June 30, 2022. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. In recent periods (including the three months ended June 30, 2022), we have benefited from a workers compensation reserve assumed in a 2021 acquisition that was reduced as claims were resolved. The remainder of the associated liability now appears relatively stable and we do not expect benefits in future periods.  Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses.  Compensation and benefits for the three months ended June 30, 2023 was approximately $3.2 million compared to $2.3 million for the three months ended June 30, 2022, an increase of 39.6%. The increase primarily relates to additional headcount to keep pace with system-wide sales as a result of acquisitions and organic growth. With the MRINetwork Acquisition, we added 31 corporate employees (up from 72). Many of these employees were in management positions, so the 43% increase in corporate headcount resulted in a 67.9% increase in additional salaries and payroll taxes at the time of the MRINetwork acquisition. At June 30, 2023, corporate headcount was down below 100 and we continue to work toward reducing redundancies and finding efficiencies as we integrate the transaction into our day-to-day operations. However, for the remainder of 2023, the Company expects compensation-related expenses to exceed the corresponding prior-year levels as it continues to integrate MRINetwork’s operations.

Other Selling, General, and Administrative Expenses ("SG&A")

The remaining $800 thousand increase in other SG&A expenses is similarly related to the related to the MRINetwork Acquisition and includes advertising and marketing ($135 thousand), IT expenses, licenses, dues ($352 thousand), third party services related to Contract staffing ($218 thousand), and similar expanded costs (insurance, professional fees, etc.).  Overall, excluding workers' compensation, compensation & benefits, depreciation, and amortization, operating expenses increased 31.3%, which is reasonable given the 30.8% increase in system-wide sales.  The MRINetwork Acquisition is a significant and strategic shift for us and we expect it to take several quarters before we fully realize all expected cost synergies.

Depreciation and amortization
Depreciation and amortization for the three months ended  June 30, 2023 was approximately $700 thousand compared to $521 thousand for the three months ended June 30, 2022. T he increase of $179 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $5.6 million of franchise agreements and $10.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $16.5 million in other intangibles, only $1.4 million are indefinite lived and not amortized. We will continue to incur significant amortization expense in future periods until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other Income and Expense

Other income and expense consists of interest income, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income and expense
For the three months ended  June 30, 2023, other miscellaneous income was approximately $99 thousand, compared to other miscellaneous income of $1.4 million for the three months ended June 30, 2022. The income in the 2023 period represents gross rents from leasing excess space at our corporate headquarters to two third-party tenants. We leased approximately 9 thousand square feet of office space in our headquarters campus to these unaffiliated companies. In March 2023, one of the two tenants did not renew their lease and we occupied the space they were using. The remaining 6,000 square feet continues to be leased at the market rate.  For the three months ended June 30, 2022, we recognized approximately $1.4 million in gains resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. A portion of the Dubin assets acquired have not been converted to a franchise yet. These assets meet the held-for-sale criteria, and are presented on the balance sheet at the lower of cost or fair value less cost to sell. The operating results from this portion of the Dubin assets are reported as “Income from discontinued operations, net of tax”.  The remaining income in the three-month period ended June 30, 2022 includes gross rents as described above.

Interest income and expense
Interest income for the three months ended  June 30, 2023 was approximately $68 thousand compared to $54 thousand for the three months ended June 30, 2022. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist, and its replacement, the Revolving Credit Agreement with Bank of America, N.A.  Interest and other financing expense increased from $109 thousand for the three months ended June 30, 2022 to $314 thousand for the three months ended  June 30, 2023.  Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the working capital needs associated with growth and the short-term inefficiencies of changing treasury service providers, we carried a larger balance on our line of credit for most of the quarter ended  June 30, 2023. The increase in interest expense is consistent both with additional borrowing and the continuing increases in the federal funds rate by the Federal Reserve in its attempt to control inflation.

Provision for income tax
Income tax expense was approximately $465 thousand for the three months ended June 30, 2023. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the three months ended  June 30, 2023 was 18.5%.

Income tax expense for the three months ended June 30, 2022 was approximately $861 thousand.  Our net ETR for the three months ended June 30, 2022 was 15.2%. The increase in the net ETR is driven by mix of our revenue, as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

Discontinued Operations
Following the acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which benefits our entire system by increasing revenue opportunities for all franchises under the HireQuest Health brand. Dental Power has national customers, and we did not have any plans to sell the operations as a single franchise or bifurcate it off into several geographical franchisees. It was not being marketed or otherwise held-for-sale. We operated Dental Power as a company-owned location reflected in continuing operations. As part of the MRINetwork acquisition, their franchise base included a number of natural buyers who were already operating in the dental industry.  We immediately began marketing Dental Power for sale to these and any other potential buyers. On March 27, 2023, we completed the sale of the assets we acquired in the Dental Power acquisition to an acquired MRI franchisee, who will continue to operate the business as part of their franchise.  All operations of Dental Power while we operated the business have been classified as discontinued operations for all periods presented.

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2023 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the six months ended June 30, 2023 or the six months ended June 30, 2022.

Total revenue for the six months ended June 30, 2023 was approximately $18.8 million compared to $15.0 million for the six months ended June 30, 2022, an increase of 25.3%, even though system-wide sales increased 41.7%. Revenue as a percentage of system-wide sales was 6.1% for the six months ended June 30, 2023 versus 6.9% for the six months ended June 30, 2022. Because MRINetwork focuses on recruitment services, which carry a lower royalty percentage, absolute revenue did not increase at the same pace as system-wide sales. The net revenue rate (as a percentage of system-wide sales) is lower for the same reason.

Franchise Royalties

Franchise royalties for the six months ended June 30, 2023 were approximately $18.0 million, an increase of 30.7% from $13.8 million for the six months ended June 30, 2022. Approximately $4.3 million of this increase was due to the MRINetwork acquisition. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.8% for the six-month period ended June 30, 2023 compared to 6.3% for the six months ended June 30, 2022. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. As noted above, the net royalty rate for the MRINetwork is lower due to a larger proportion of recruitment services.  A summary of franchise royalties by brand for the six months ended June 30, 2023 and June 30, 2022 are as follows (in thousands):

	Six months ended
	June 30, 2023	June 30, 2022
Franchise royalties from HireQuest Direct	$7,888	$7,779
Franchise royalties from Snelling and HireQuest	4,793	5,376
Franchise royalties from DriverQuest and TradeCorp	224	12
Franchise royalties from HireQuest Health	263	164
Franchise royalties from Northbound, MRI, and SearchPath	4,859	466
Franchise royalties	$18,027	$13,797

Northbound royalties in the six months ended June 30, 2022 only represents activity since the February 28, 2022 acquisition date.  Snelling royalties in the six months ended June 30, 2022 only represents Temporary Alternatives activity since the January 24, 2022 acquisition date and Dubin activity since the February 21, 2022 acquisition date.

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

Service revenue for the six months ended June 30, 2023 was approximately $821 thousand, a decrease of $427 thousand (34.2%) from the six months ended June 30, 2022, when service revenue was approximately $1.2 million. This decrease was largely due to a high volume of insurance related services that occurred in the six months ended June 30, 2022. Service revenue is expected to fluctuate from quarter-to-quarter.

Included in service revenue is interest income of $462 thousand for the six months ended June 30, 2023 and $457 thousand for the six months ended June 30, 2022. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers.

Operating Expenses

Operating expenses for the six months ended June 30, 2023 were approximately $12.9 million compared to $6.9 million for the six months ended June 30, 2022, an increase of 86.5%. The increase primarily relates to variable administrative and compensation costs that we inherited as a result of the MRI Network Acquisition and that are described in “Compensation and Benefits” and “Other Selling, General, and Administrative Expenses ("SG&A")” below,  as well as additional amortization related to intangibles acquired in that acquisition. Overall, operating expenses represented 4.2% of system-wide-sales in the six months ended June 30, 2023 versus 3.2% of system-wide sales in the six months ended June 30, 2022. Generally, outside of acquisitions, we have been able to leverage much of the organic increase in revenue using existing resources.

Workers' Compensation

Workers' compensation was approximately $875 thousand for the six months ended June 30, 2023, versus a net benefit of approximately $801 thousand for the six months ended June 30, 2022. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience.  Approximately $365 thousand of the benefit recorded during the six months ended June 30, 2022 relates to a workers compensation reserve assumed in a 2021 acquisition and resulted in a net benefit as claims were resolved. Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the six months ended June 30, 2023 was approximately $7.1 million compared to $4.5 million for the six months ended June 30, 2022, an increase of 55.2%. The increase is primarily relates to additional headcount to keep pace with system-wide sales as a result of acquisitions and organic growth.  In addition, for the six months ended June 30, 2023, stock-based compensation and bonuses were 31.3% higher than the prior year six-month period.

At June 30, 2023, corporate headcount was down below 100 and we continue to work toward reducing redundancies and finding efficiencies as we integrate the transaction into our day-to-day operations. However, for the remainder of 2023, we expect compensation-related expenses to exceed the corresponding prior-year levels as we continues to integrate MRINetwork’s operations.

Other Selling, General, and Administrative Expenses ("SG&A")

The remaining $1.4 million increase in other SG&A expenses is similarly related to the related to the MRINetwork Acquisition and includes advertising and marketing ($235 thousand), IT expenses, licenses, dues ($581 thousand), third party services related to Contract staffing ($435 thousand), and similar expanded costs (insurance, professional fees, etc.).  Overall, excluding workers' compensation, compensation & benefits, depreciation, and amortization, operating expenses increased 51.8%, compared to a 40.4% increase in system-wide sales.  The MRINetwork Acquisition is a significant and strategic shift for us and we expect it to take several quarters before we fully realize all expected cost synergies.

Depreciation and amortization
Depreciation and amortization for the six months ended  June 30, 2023 was approximately $1.4 million compared to $1.0 million for the six months ended June 30, 2022. T he increase of $376 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $5.6 million of franchise agreements and $10.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $16.5 million in other intangibles, only $1.4 million are indefinite lived and not amortized. We will continue to incur significant amortization expense in future periods until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other Income and Expense

Other income and expense consists of interest income, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income and expense
For the  six months ended  June 30, 2023, other miscellaneous income was approximately $142 thousand, compared to other miscellaneous expense of $1.9 million for the six months ended June 30, 2022. The income in the 2023 period primarily represents gross rents from leasing excess space at our corporate headquarters to two third-party tenants . We leased approximately 9 thousand square feet of office space in our headquarters campus these unaffiliated companies. In March 2023, one of the two tenants did not renew their lease and we occupied the space they were using. The remaining 6,000 square feet continues to be leased at the market rate. For the  six months ended June 30, 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. A portion of the Dubin assets acquired have not been converted to a franchise yet. These assets meet the held-for-sale criteria, and are presented on the balance sheet at the lower of cost or fair value less cost to sell. The operating results from this portion of the Dubin assets are reported as “Income from discontinued operations, net of tax”.  The remaining income in the three-month period ended June 30, 2022 includes gross rents as described above.

Interest income and expense
Interest income for the six months ended  June 30, 2023 was approximately $114 thousand compared to $148 thousand for the six months ended June 30, 2022. Interest income represents interest related to the financing of franchised locations. Also in 2022, we recognized $41 thousand in interest income from notes receivable from non-franchisees that we did not receive in 2023.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist, and its replacement, the Revolving Credit Agreement with Bank of America, N.A. Interest and other financing expense increased from $157 thousand for the six months ended June 30, 2022 to $854 thousand for the six months ended  June 30, 2023.  Included in financing expense for the  six months ended  June 30, 2023 is a $318 thousand loss on debt extinguishment related to prior debt issuance costs from the Truist Revolving Credit and Term Loan Agreement. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the working capital needs associated with growth and the short-term inefficiencies of changing treasury service providers, we carried a larger balance on our line of credit for most of the six months ended  June 30, 2023. The increase in interest expense (excluding the loss on debt extinguishment) is consistent both with additional borrowing and the continuing increases in the federal funds rate by the Federal Reserve in its attempt to control inflation.

Provision for income tax
Income tax expense was approximately $1.0 million for the  six months ended June 30, 2023. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the six months ended  June 30, 2023 was 18.8%.

Income tax expense for the six months ended June 30, 2022 was approximately $926 thousand.  Our net ETR for the six months ended June 30, 2022 was 14.9%. The increase in the net ETR is driven by mix of our revenue, as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits like staffing services do.

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

Following our acquisition of Dubin, we divided the operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2023 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

In the six months ended  June 30, 2023, we recognized a gain on the sale of the Dental Power business of approximately $340 thousand. This gain is included in the “Income from discontinued operations, net of tax” section of the Consolidated Statements of Income.

Liquidity and Capital Resources

Overview
Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, staffing revenue from owned locations (including discontinued operations), and service revenue. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned or acquired offices to franchised offices. We also receive cash when we convert acquired operations and assets into franchises, although sometimes we finance those transactions in whole or in part.  In addition, we have the capacity to borrow under our line of credit with Bank of America N.A.(see "Revolving Credit Agreement with Bank of America" below).

At  June 30, 2023, our current assets exceeded our current liabilities by approximately $17.3 million. Our current assets included approximately $2.1 million of cash and $51.1 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements.  Our largest current liabilities as of June 30, 2023 included approximately $11.3 million due to our franchisees on pending settlement statements, $3.0 million related to our workers’ compensation claims liability, and $16.5 million of borrowings under our line of credit.

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

We believe that our current cash balance, together with the future cash generated from operations, principal and interest payments on notes receivable, and our borrowing capacity under our line of credit, will be sufficient to satisfy our working capital needs, capital asset purchases, future dividends (if any), and other liquidity requirements associated with our continuing operations for the next 12 months. We also believe that these sources of liquidity and capital will be sufficient to satisfy our liquidity requirements associated with our continuing operations beyond the next 12 months.

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

Operating Activities

During the six months ended June 30, 2023, cash used by continuing operating activities was approximately $155 thousand and included net income from continuing operations of approximately $4.4 million, adjusted by non-cash items (primarily depreciation, stock-based compensation, amortization and deferred taxes) of approximately $2.6 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $7.0 million, including an increase in accounts receivable of $5.4 million. During the six months ended June 30, 2022, cash generated by operating activities was approximately $8.7 million and included net income of approximately $5.3 million, adjusted by non-cash items including a net loss on the sale of intangible assets acquired of approximately $2.2 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $1.2 million.

Investing Activities

During the six months ended June 30, 2023, cash generated by investing activities was approximately $229 thousand, primarily from payments on notes receivable. During the six months ended June 30, 2022, cash used by investing activities was approximately $10 million and included cash paid for acquisitions of approximately $19.1 million. This use was offset by proceeds from the sale of purchased locations of approximately $9.3 million.

Financing Activities

During the six months ended June 30, 2023, cash used by financing activities was approximately $979 thousand and included net proceeds from our revolving line of credit of approximately $4.0 million. These proceeds were offset by approximately $1.7 million in dividends and a payoff of our term loan of $3.1 million. During 2022, cash provided by financing activities was approximately $751 thousand and included net proceeds from our revolving line of credit of approximately $2.7 million offset by the payment of dividends totaling approximately $1.6 million and net payments on our term loan of approximately $266 thousand.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit Agreement with Bank of America, N.A. (the "Bank") for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten business days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaces the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the related credit agreement (the "Credit Agreement"). The Senior Credit Facility will mature on February 28, 2028.

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

The Company utilized the proceeds of the Senior Credit Facility (i) first to pay off its existing credit agreement with Truist (described below), (ii) second, to pay off its existing term loan with Truist (described below), and (iii) third, to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Senior Credit Facility for working capital, required letters of credit, and general corporate purposes in accordance with the terms of the Senior Credit Facility.

At June 30, 2023, availability under the Senior Credit Facility was approximately $23.2 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance.  Our all-in-rate of borrowing was 6.42% and is repriced daily.

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

At  six months ended June 30, 2023, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale. The following table reflects our system-wide sales broken into its components for the periods indicated. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended			Six months ended
	June 30, 2023	June 30, 2022	Change	June 30, 2023	June 30, 2022	Change
System-wide sales from HireQuest Direct	$62,166	$64,997	(4.4)%	$120,943	$121,582	(0.5)%
System-wide sales from Snelling and HireQuest	41,909	46,162	(9.2)%	83,753	87,119	(3.9)%
System-wide sales from DriverQuest and TradeCorp	1,331	1,277	4.2%	2,012	1,603	25.5%
System-wide sales from HireQuest Health	2,101	973	115.9%	3,000	2,458	22.1%
System-wide sales from Northbound, MRI, and SearchPath	49,236	4,910	902.8%	99,298	5,333	1762.0%
System-wide sales from Discontinued Operations	223	1,713	(87.0)%	1,478	2,970	(50.2)%
System-wide sales	$156,966	$120,032	30.8%	$310,484	$221,065	40.4%

The addition of MRINetwork accounted for $43.5 million of the increase in system-wide sales during the three months ended June 30, 2023, as sales from pre-existing locations decreased approximately $6.6 million. The addition of MRINetwork accounted for $89.7 million of the increase in system-wide sales during the six months ended June 30, 2023, as sales from pre-existing locations decreased approximately $316 thousand.

Of the $89.4 million increase in system-wide sales in the six months ended June 30, 2023, $3.1 million relates to the Northbound, Temporary Alternatives and Dubin acquisitions.

Northbound system-wide sales in the six months ended June 30, 2022 only represents activity since the February 28, 2022 acquisition date. Snelling system-wide sales only represents Temporary Alternatives activity since the January 24, 2022 acquisition date, and Dubin system-wide sales since the February 21, 2022 acquisition date.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the six month ended June 30, 2023:

Offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Offices, December 31, 2022	435
Opened in 2023	12
Closed in 2023	(8)
Offices, June 30, 2023	439

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Notwithstanding the material weakness, which still existed as of  June 30, 2023 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2023, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Hermanns	August 10, 2023
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	August 10, 2023
David S. Burnett	Date
Chief Financial Officer