Form 10-Q
period 2023-09-30
HireQuest, Inc.
filed 2023-11-08
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of issuer's common stock outstanding at November 7, 2023: 13.9 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value data)	September 30, 2023	December 31, 2022
ASSETS
Current assets
Cash	$1,110	$3,049
Accounts receivable, net of allowance for doubtful accounts	50,171	45,728
Notes receivable	926	817
Prepaid expenses, deposits, and other assets	3,278	1,833
Prepaid workers' compensation	666	503
Total current assets	56,151	51,930
Property and equipment, net	4,321	4,353
Workers’ compensation claim payment deposit	1,469	1,231
Franchise agreements, net	21,866	23,144
Other intangible assets, net	10,292	10,690
Goodwill	5,870	5,870
Other assets	122	325
Notes receivable, net of current portion and reserve	3,742	2,675
Intangible asset held for sale - discontinued operations	1,405	3,065
Total assets	$105,238	$103,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$210	$448
Line of credit	14,409	12,543
Term loans payable	510	704
Other current liabilities	2,622	3,408
Accrued payroll, benefits, and payroll taxes	4,594	5,602
Due to franchisees	10,990	9,846
Risk management incentive program liability	521	877
Workers' compensation claims liability	3,222	3,352
Total current liabilities	37,078	36,780
Term loan payable, net of current portion	219	3,291
Deferred tax liability	43	60
Workers' compensation claims liability, net of current portion	2,419	2,573
Franchisee deposits	2,481	2,325
Total liabilities	42,240	45,029
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,982 and 13,918 shares issued, respectively	14	14
Additional paid-in capital	33,972	32,844
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	29,158	25,542
Total stockholders' equity	62,998	58,254
Total liabilities and stockholders' equity	$105,238	$103,283

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Franchise royalties	$8,894	$7,420	$26,920	$21,217
Service revenue	377	429	1,198	1,677
Total revenue	9,271	7,849	28,118	22,894
Selling, general and administrative expenses	6,354	2,111	17,824	7,989
Depreciation and amortization	699	497	2,096	1,518
Income from operations	2,218	5,241	8,198	13,387
Other miscellaneous income (expense)	117	(99)	259	(2,021)
Interest income	83	51	197	198
Interest and other financing expense	(302)	(99)	(1,155)	(256)
Net income before income taxes	2,116	5,094	7,499	11,308
Provision for income taxes	518	946	1,530	1,871
Net income from continuing operations	1,598	4,148	5,969	9,437
Income (loss) from discontinued operations, net of tax	(115)	98	151	304
Net income	$1,483	$4,246	$6,120	$9,741

Basic earnings (loss) per share
Continuing operations	$0.12	$0.30	$0.44	$0.70
Discontinued operations	(0.01)	0.01	0.01	0.02
Total	$0.11	$0.31	$0.45	$0.72

Diluted earnings (loss) per share
Continuing operations	$0.12	$0.30	$0.44	$0.69
Discontinued operations	(0.01)	0.01	0.01	0.02
Total	$0.11	$0.31	$0.45	$0.71

Weighted average shares outstanding
Basic	13,751	13,610	13,709	13,598
Diluted	13,820	13,677	13,777	13,688

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock		Treasury stock	Additional	Retained	Total stockholders'
Nine months ended (in thousands except per share data)	Shares	Par value	Amount	paid-in capital	earnings	equity
Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	1,128	-	1,128
Common stock dividends ($0.18 per share)	-	-	-	-	(2,504)	(2,504)
Restricted common stock granted	64	-	-	-	-	-
Net income	-	-	-	-	6,120	6,120
Balance at September 30, 2023	13,982	$14	$(146)	$33,972	$29,158	$62,998

Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock based compensation	-	-	-	1,893	-	1,893
Common stock dividends ($0.18 per share)	-	-	-	-	(2,479)	(2,479)
Restricted common stock granted	160	-	-	-	-	-
Net income	-	-	-	-	9,741	9,741
Balance at September 30, 2022	13,905	$14	$(146)	$32,365	$23,657	$55,890

Three months ended
Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046
Stock-based compensation	-	-	-	306	-	306
Common stock dividends ($0.06 per share)	-	-	-	-	(837)	(837)
Restricted common stock granted	43	-	-	-	-	-
Net income	-	-	-	-	1,483	1,483
Balance at September 30, 2023	13,982	$14	$(146)	$33,972	$29,158	$62,998

Balance at June 30, 2022	13,827	$14	$(146)	$31,781	$20,239	$51,888
Stock-based compensation	-	-	-	584	-	584
Common stock dividends ($0.06 per share)	-	-	-	-	(828)	(828)
Restricted common stock granted	78	-	-	-	-	-
Net income	-	-	-	-	4,246	4,246
Balance at September 30, 2022	13,905	$14	$(146)	$32,365	$23,657	$55,890

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
(in thousands)	September 30, 2023	September 30, 2022
Cash flows from operating activities
Net income	$6,120	$9,741
Income from discontinued operations	(151)	(304)
Net income from continuing operations	5,969	9,437
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	2,096	1,777
Non-cash interest	348	72
Allowance for losses on notes receivable	300	233
Stock based compensation	1,128	1,892
Deferred taxes	(17)	(473)
Loss on disposition of intangible assets	-	2,233
Non-cash gain	(77)	-
Changes in operating assets and liabilities:
Accounts receivable	(4,443)	(1,393)
Prepaid expenses, deposits, and other assets	(1,460)	(745)
Prepaid workers' compensation	(163)	(504)
Accounts payable	(238)	(2,434)
Risk management incentive program liability	(356)	(433)
Other current liabilities	(869)	(320)
Accrued payroll, benefits and payroll taxes	(1,008)	(389)
Due to franchisees	1,144	3,884
Workers' compensation claim payment deposit	(238)	(284)
Workers' compensation claims liability	(285)	(1,806)
Net cash provided by operating activities - continuing operations	1,831	10,747
Net cash (used in) provided by operating activities - discontinued operations	(46)	562
Net cash provided by operating activities	1,785	11,309
Cash flows from investing activities
Purchase of acquisitions	-	(19,133)
Purchase of property and equipment	(98)	(100)
Proceeds from the sale of purchased locations	-	9,317
Proceeds from payments on notes receivable	685	610
Cash issued for notes receivable	(143)	(50)
Investment in intangible asset	(290)	(976)
Net change in franchisee deposits	156	184
Net cash provided by (used in) investing activities	310	(10,148)
Cash flows from financing activities
Payments on term loan payable	(3,266)	(438)
Payments related to debt issuance	(131)	-
Net proceeds from revolving line of credit	1,867	2,035
Payment of dividends	(2,504)	(2,479)
Net cash used in financing activities	(4,034)	(882)
Net (decrease) increase in cash	(1,939)	279
Cash, beginning of period	3,049	1,256
Cash, end of period	$1,110	$1,535
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	2,017	350
Amounts payable related to the purchase of acquisition	-	1,800
Supplemental disclosure of cash flow information
Interest paid	1,124	185
Income taxes paid, net of refunds	2,040	3,025

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

On   January 24, 2022, we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of $336 thousand of adjusted net working capital payable. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. On   February 21, 2022 we completed our acquisition of  The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a $300 thousand note payable and $62 thousand of adjusted net working capital payable. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On   February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a $1.5 million note payable and $328 thousand of adjusted net working capital payable. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry. On   December 12, 2022 we completed our acquisition of certain assets and liabilities of MRINetwork (“MRI”) for $13.3 million and $223 thousand of adjusted net working capital payable. MRI provides executive placement services and commercial staffing across the US and internationally.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of  September 30, 2023, we had 425 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 85,000 employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Foreign Currency Translation

The functional currency of the company and all of its subsidiaries is the United States dollar. Certain franchises located outside the United States  may transact business in their local currency. As a result, some accounts receivable  may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero during the three and nine months ended  September 30, 2023 and  September 30, 2022.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services provided to customers of franchisees and of accounts receivable originating at company-owned locations. At September 30, 2023, and  December 31, 2022, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable because we do not bear the risk of loss. Otherwise, estimates of expected credit losses on accounts receivable over their life would be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

For staffing services provided by company-owned offices, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of expected credit losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and evaluate how conditions that existed during the historical charge-off period may differ from our current expectations and accordingly may revise our estimate of expected credit losses.  Our allowance for doubtful accounts on company-owned and purchased accounts receivable was approximately $186 thousand and $70 thousand at September 30, 2023, and  December 31, 2022, respectively.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
HireQuest Direct	$3,893	$4,360	$11,780	$12,139
HireQuest, Snelling, DriverQuest, HireQuest Health, MRI, Northbound, SearchPath and TradeCorp	5,001	3,060	15,140	9,078
Total	$8,894	$7,420	$26,920	$21,217

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

Our notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and compare the amortized cost basis of a note and the fair value of collateral securing the note as of the reporting date. This includes reserves we have collected and hold in cash, any amounts payable to the franchisee, workers’ compensation rebates not yet paid to the franchisee, and other items where we legally have the right to offset any note receivable balance due. Our allowance for losses on notes receivable was approximately $560 thousand and $405 thousand at  September 30, 2023 and at  December 31, 2022, respectively.

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

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. There was no impairment reserve on notes receivable from non-franchisees at  September 30, 2023 or  December 31, 2022.

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

The table below reflects information related to our intangible assets (in thousands).

		September 30, 2023			December 31, 2022
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(3,690)	$21,866	$25,556	$(2,412)	$23,144
Purchased software	7 years	3,200	(914)	2,286	3,200	(571)	2,629
Internally developed software	5 years	2,583	(383)	2,200	2,294	(39)	2,255
Total finite-lived intangible assets		31,339	(4,987)	26,352	31,050	(3,022)	28,028
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	3,580	-	3,580	3,580	-	3,580
Total intangible assets		$37,145	$(4,987)	$32,158	$36,856	$(3,022)	$33,834

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At September 30, 2023 we had a single reporting unit.

The table below summarizes our goodwill at December 31, 2022 and changes during the nine months ended September 30, 2023 (in thousands):

Goodwill balance at December 31, 2022	$5,870
Change in goodwill during 2023	-
Goodwill balance at September 30, 2023	$5,870

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

Based on our annual qualitative assessment that was performed during the quarter ended September 30, 2023,we have concluded that it is more likely than not the fair value of our reporting unit exceeded its carrying value and our goodwill was not impaired. As such, it was not necessary to perform the quantitative impairment test.

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

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  September 30, 2023 and  September 30, 2022 totaled approximately 173 thousand and 240 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Weighted average number of common shares used in basic net income per common share	13,751	13,610	13,709	13,598
Dilutive effects of unvested restricted stock and stock options	69	67	68	90
Weighted average number of common shares used in diluted net income per common share	13,820	13,677	13,777	13,688

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

	September 30, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,110	$1,110	$-	$-
Notes receivable	4,668	-	4,668	-
Accounts receivable	50,171	-	50,171	-
Total assets at fair value	$55,949	$1,110	$54,839	$-

Term loans payable	$729	$-	$729	$-
Line of credit	14,409	-	14,409	-
Total liabilities at fair value	$15,138	$-	$15,138	$-

	December 31, 2022
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$3,049	$3,049	$-	$-
Notes receivable	3,492	-	3,492	-
Accounts receivable	45,728	-	45,728	-
Total assets at fair value	$52,269	$3,049	$49,220	$-

Term loan payable	$3,995	$-	$3,995	$-
Line of credit	12,543	-	12,543	-
Total liabilities at fair value	$16,538	$-	$16,538	$-

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

Recently Adopted Accounting Pronouncements

In  June 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. The standard replaced the “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. It also simplifies the accounting model for purchased credit-impaired debt securities and loans. This guidance was adopted at the beginning of the first quarter of 2023. The adoption of this guidance did not have a significant impact on our financial statements.  Related disclosure has been updated to reflect the new standard.

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

Recently Issued Accounting Pronouncements

In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.  In U.S. Securities and Exchange Commission (SEC) Release No. 33-10532, Disclosure Update and Simplification, issued August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, generally accepted accounting principles (GAAP) to the FASB for potential incorporation into the FASB Accounting Standards Codification® (Codification). The Codification is the source of authoritative generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities.  ASU 2023-06 is the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC. Since we are already subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption of this new guidance should not have any impact on the Company’s financial statements and related disclosures.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on   January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $31 thousand and approximately $56 thousand are included in our consolidated statement of income for the three months ended September 30, 2023, and September 30, 2022, respectively, and approximately $80 thousand and approximately $107 thousand are included in our consolidated statement of income for the nine months ended September 30, 2023, and September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2023 (Actual)	September 30, 2022	September 30, 2023 (Actual)	September 30, 2022
Total revenue	$9,271	$9,361	$28,118	$27,146
Net income	1,483	4,246	6,120	9,712
Basic earnings per share	$0.11	$0.31	$0.45	$0.71
Basic weighted average shares outstanding	13,751	13,610	13,709	13,598
Diluted earnings per share	$0.11	$0.31	$0.45	$0.71
Diluted weighted average shares outstanding	13,820	13,677	13,777	13,688

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

The fair values of the assets acquired were determined based on information available to us. From the date of acquisition through September 30, 2023, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer lists of approximately $375 thousand, a decrease in accounts receivable of approximately $3 thousand, and the recognition of approximately $375 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired as of the acquisition date (in thousands).

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $119 thousand and approximately $72 thousand are included in our consolidated statement of income for the three months ended September 30, 2023, and September 30, 2022, respectively, and approximately $388 thousand and approximately $252 thousand are included in our consolidated statement of income for the nine months ended September 30, 2023, and September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2023 (Actual)	September 30, 2022	September 30, 2023 (Actual)	September 30, 2022
Total revenue	$9,271	$9,361	$28,118	$26,940
Net income	1,483	4,246	6,120	10,595
Basic earnings per share	$0.11	$0.31	$0.45	$0.78
Basic weighted average shares outstanding	13,751	13,610	13,709	13,598
Diluted earnings per share	$0.11	$0.31	$0.45	$0.78
Diluted weighted average shares outstanding	13,820	13,677	13,777	13,688

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

The fair values of the assets acquired and the liabilities assumed were determined based on information available to us. From the date of acquisition through September 30, 2023, the fair value of assets acquired and liabilities assumed were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in customer relationships of approximately $389 thousand, a decrease in trade name of approximately $111 thousand, an increase in accounts receivable of approximately $363 thousand, a decrease in other current assets of approximately $34 thousand, an increase in other current liabilities of approximately $64 thousand, and the recognition of approximately $500 thousand of goodwill. The following table summarizes the revised values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred.  The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $270 thousand and approximately $286 thousand are included in our consolidated statement of income for the three months ended September 30, 2023, and September 30, 2022, respectively and approximately $789 thousand and approximately $717 thousand are included in our consolidated statement of income for the nine months ended September 30, 2023, and September 30, 2022, respectively.

	Three months ended		Nine months ended
	September 30, 2023 (Actual)	September 30, 2022	September 30, 2023 (Actual)	September 30, 2022
Total revenue	$9,271	$9,361	$28,118	$26,982
Net income	1,483	4,246	6,120	10,793
Basic earnings per share	$0.11	$0.31	$0.45	$0.79
Basic weighted average shares outstanding	13,751	13,610	13,709	13,598
Diluted earnings per share	$0.11	$0.31	$0.45	$0.79
Diluted weighted average shares outstanding	13,820	13,677	13,777	13,688

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of MRI had occurred on   January 1, 2021, (b) all of MRI's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $1.6 million and approximately$5.8 million are included in our consolidated statement of income for the three and nine months ended September 30, 2023, respectively.

	Three months ended		Nine months ended
	September 30, 2023 (Actual)	September 30, 2022	September 30, 2023 (Actual)	September 30, 2022
Total revenue	$9,271	$10,655	$28,118	$29,548
Net income	1,483	5,674	6,120	13,446
Basic earnings per share	$0.11	$0.42	$0.45	$0.99
Basic weighted average shares outstanding	13,751	13,610	13,709	13,598
Diluted earnings per share	$0.11	$0.41	$0.45	$0.98
Diluted weighted average shares outstanding	13,820	13,677	13,777	13,688

Note 3 - Related Party Transactions

Prior to entering into a new related party transaction which is disclosable pursuant to Item 404 of Regulation S-K, the Audit Committee reviews and monitors all relevant information available. In addition, the Audit Committee reviews a summary of related parties and related party transactions on a quarterly basis. The Audit Committee, in its sole discretion, may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

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

During the three months ended  September 30, 2023 and September 30, 2022, Jackson Insurance and Bass invoiced HQI approximately $329 thousand and $-0-, respectively, for premiums, taxes, and fees related to these insurance policies. During the nine months ended  September 30, 2023 and September 30, 2022, Jackson Insurance and Bass invoiced HQI approximately $534 thousand and $252 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended September 30, 2023 and September 30, 2022, Insurance Technologies invoiced HQI approximately $208 thousand and $82 thousand, respectively, for services provided pursuant to this agreement. During the nine months ended September 30, 2023 and September 30, 2022, Insurance Technologies invoiced HQI approximately $318 thousand and $119 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  September 30, 2023 that operated 71 of our 426 franchisee-owned offices. Concurrent with the acquisitions of Temporary Alternatives and Northbound, we sold a portion of the assets acquired to entities partially owned by the Worlds Franchisees. Gross proceeds from the sale of Temporary Alternatives was $2.9 million and we recognized a loss of $1.1 million. Gross proceeds from the sale of Northbound was $6.4 million, and we recognized a loss of $1.3 million.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Franchisee royalties	$2,414	$2,177	$7,300	$6,442

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	September 30, 2023	December 31, 2022
Due to franchisee	$1,110	$1,468
Risk management incentive program liability	401	446

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit . The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaced the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0.  Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  September 30, 2023 the effective interest rate was approximately 6.6%. The Senior Credit Facility will mature on February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the nine months ended  September 30, 2023.

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

At September 30, 2023, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  September 30, 2023 (in thousands):

2023	84
2024	514
2025	131
Total future maturities	729

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

Note 6 - Stockholders’ Equity

Dividend

In the third quarter of 2020 we initiated the payment of a quarterly dividend and we intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2023 and 2022 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2022	$0.06	$822
June 1, 2022	0.06	827
September 1, 2022	0.06	829
December 1, 2022	0.06	833
March 1, 2023	0.06	833
June 1, 2023	0.06	835
September 1, 2023	0.06	837

Note 7 - Stock Based Compensation

Employee Stock Incentive Plan

In December 2019, our Board approved the 2019 HireQuest, Inc. Equity Incentive Plan (the “2019 Plan”). Subject to adjustment in accordance with the terms of the 2019 Plan, no more than 1.5 million shares of common stock are available in the aggregate for the grant of awards under the 2019 Plan. No more than 1 million shares may be issued in the aggregate pursuant to the exercise of incentive stock options. In addition, no more than 250 thousand shares may be issued in the aggregate to any employee or consultant, and no more than 50 thousand shares may be issued in the aggregate to any non-employee director, in any twelve-month period. Shares of common stock available for distribution under the Plan may consist, in whole or in part, of authorized and unissued shares, treasury shares or shares reacquired by the Company in any manner. The 2019 Plan was approved by our shareholders in June 2020 and became effective as of that date.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first nine months of 2023, we issued 3,702 shares valued at approximately $72 thousand under this program. During the first nine months of 2022, we issued approximately 10 thousand shares valued at approximately $151 thousand under this program.

In the first nine months of 2023, we issued 7,679 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $162 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,397 shares vested equally over the three months post grant. The remaining 1,282 shares were issued pursuant to our share purchase match program. Also in the first nine months of 2023, we issued 1,261 shares pursuant to our share purchase match program related to open market purchases by members of our Board of Directors.

Also in the first nine months of 2023, we issued 55,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.2 million to key employees for their services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the three months post grant. Of the remaining shares, 45,000 vest over 4 years and 1,159 shares were issued pursuant to our share purchase match program and vest the second anniversary of the date of grant.

In the first nine months of 2022, we issued 12,512 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $205 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 10,532 shares vested equally over the three months post grant. The remaining 1,980 shares were issued pursuant to our share purchase match program. Also in the first nine months of 2022, we issued 94,871 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.5 million to key employees for their services in lieu of cash compensation. Of these, 41,066 shares vested equally over the three months post grant. Of the remaining 53,805 shares, 50,000 were issued to our CEO pursuant to his employment contract which vest over 4 years, and 3,805 shares were issued pursuant to our share purchase match program. In addition, we issued 28,735 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $537 thousand to the vast majority of our workforce for services and to encourage retention. These shares vest on the first anniversary of the date of grant.

The following table summarizes our restricted stock outstanding at December 31, 2022, and changes during the nine months ended September 30, 2023 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2022	202	$15.15
Granted	64	20.84
Vested	(107)	15.04
Non-vested, September 30, 2023	159	17.99

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  September 30, 2023 and December 31, 2022.

The following table summarizes our stock options outstanding at December 31, 2022, and changes during the nine months ended September 30, 2023 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2022	13	$5.47	$2.98
Granted	-	-	-
Outstanding, September 30, 2023	13	5.47	2.98

There were no non-vested stock options outstanding at September 30, 2023 or at  December 31, 2022.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $15.43 at September 30, 2023 (number of shares and intrinsic value in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	4.5	$129

At September 30, 2023, there was unrecognized stock-based compensation expense totaling approximately $1.9 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $4.2 million and  $2.9 million on  September 30, 2023 and December 31, 2022, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2023.

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

Our effective tax rate for continuing operations during the three months ended  September 30, 2023 and  September 30, 2022 was 24.5% and 18.6%, respectively. Our effective tax rate for continuing operations during the nine months ended  September 30, 2023 and  September 30, 2022 was 20.4% and 16.5%, respectively. The bulk of the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the bargain purchase gain, which is recorded net of deferred taxes and is treated as a permanent difference, and the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense (or benefit) to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax (benefit) expense allocated to discontinued operations was $(37) thousand and $32 thousand for the three months ended  September 30, 2023 and  September 30, 2022, respectively. Tax expense allocated to discontinued operations was $48 thousand and $98 thousand for the nine months ended   September 30, 2023 and   September 30, 2022, respectively.

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

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $1.4 million and $3.1 million on  September 30, 2023 and December 31, 2022, respectively.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenue	$209	$1,815	$1,688	$4,786
Cost of staffing services	102	1,296	1,106	3,336
Gross profit	107	519	582	1,450
Selling, general and administrative expenses	(116)	(286)	(579)	(789)
Depreciation & amortization	-	(104)	-	(259)
(Loss) gain on sale of intangible assets	(143)	-	196	-
Net (loss) income before tax	(152)	129	199	402
(Benefit) provision for income taxes	(37)	31	48	98
Net (loss) income	$(115)	$98	$151	$304

Note 11 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $4.7 million and $3.5 million as of  September 30, 2023 and December 31, 2022, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $83 thousand and $51 thousand during the three months ended  September 30, 2023 and September 30, 2022, respectively. Interest income was approximately $197 thousand and $157 thousand during the nine months ended  September 30, 2023 and September 30, 2022, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $560 thousand and $405 thousand as of  September 30, 2023 and  December 31, 2022, respectively, for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	September 30, 2023	December 31, 2022
Note receivable	$5,228	$3,752
Allowance for losses	(560)	(260)
Notes receivable, net	$4,668	$3,492

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

We did not receive or recognize any interest income during the three months ended September 30, 2023 or  September 30, 2022. We received and recognized interest income of approximately $-0- and $41 thousand during the nine months ended September 30, 2023 and September 30, 2022, respectively. There was no balance due from non-franchisees at September 30, 2023 or  December 31, 2022.

Note 12 - Subsequent Events

On  October 23, 2023, subsequent to the date of these financial statements, we entered into an agreement to acquire certain assets of TEC Staffing Services, Inc. ("TEC") for approximately $9.8 million.  TEC has 10 locations across Arkansas that provide light industrial, clerical, technical, and professional staffing services.  TEC generated over $34 million in total revenue for the trailing 12-month period ended September 30, 2023. We intend to convert the offices to the Snelling franchise model and offer to prospective buyers as franchises. We intend to finance this acquisition with our Senior Credit Facility, and recover the proceeds through the subsequent franchising of operations and royalties from future operations.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue; franchise sales and system-wide sales; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); operating results; dividends and shareholder returns; cost synergies of any mergers or acquisitions including those we have completed in 2022 and 2023; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; all other statements that are not purely historical and that may constitute statements of future expectations; and the impact of any global pandemic including COVID-19. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

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

As of September 30, 2023 we had 425 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 85 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

The Dubin Acquisition

On February 21, 2022, we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022  for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. The acquisition of Dubin expedited growth into a new staffing vertical, expanded our national footprint, and grew our franchise base. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our pre-existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location have not been sold and as of September 30, 2023 remain classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

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

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the three-month and nine-month periods ended September 30, 2023 and September 30, 2022. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Nine months ended
	September 30, 2023		September 30, 2022		September 30, 2023		September 30, 2022
Franchise royalties	$8,894	95.9%	$7,420	94.5%	$26,920	95.7%	$21,217	92.7%
Service revenue	377	4.1%	429	5.5%	1,198	4.3%	1,677	7.3%
Total revenue	9,271	100.0%	7,849	100.0%	28,118	100.0%	22,894	100.0%
Selling, general and administrative expenses	6,354	68.5%	2,111	26.9%	17,824	63.4%	7,989	34.9%
Depreciation and amortization	699	7.5%	497	6.3%	2,096	7.5%	1,518	6.6%
Income from operations	2,218	23.9%	5,241	66.8%	8,198	29.2%	13,387	58.5%
Other miscellaneous income (expense)	117	1.3%	(99)	(1.3)%	259	0.9%	(2,021)	(8.8)%
Interest income	83	0.9%	51	0.6%	197	0.7%	198	0.9%
Interest and other financing expense	(302)	(3.3)%	(99)	(1.3)%	(1,155)	(4.1)%	(256)	(1.1)%
Net income before income taxes	2,116	22.8%	5,094	64.9%	7,499	26.7%	11,308	49.4%
Provision for income taxes	518	5.6%	946	12.1%	1,530	5.4%	1,871	8.2%
Net income from continuing operations	1,598	17.2%	4,148	52.8%	5,969	21.2%	9,437	41.2%
Net (loss) income from discontinued operations, net of tax	(115)	(1.2)%	98	1.2%	151	0.5%	304	1.3%
Net income	$1,483	16.0%	$4,246	54.1%	$6,120	21.8%	$9,741	42.5%
Non-GAAP data
Adjusted EBITDA	$3,742	40.4%	$6,539	83.3%	$12,194	43.4%	$17,661	77.1%

Use of Non-GAAP Financial Measure: Adjusted EBITDA

Adjusted EBITDA is a non-GAAP measure that represents our net income before interest expense, provision for income taxes, depreciation and amortization, costs related to the work opportunity tax credit (“WOTC”), non-cash compensation and acquisition-related charges, net, and other charges and gains we consider non-recurring. We utilize Adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use Adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, WOTC-related costs, non-cash compensation, acquisition-related charges, net and other non-recurring charges and gains bear little or no relationship to our operating performance.

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

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income	$1,483	$4,246	$6,120	$9,741
Interest expense	302	99	1,155	256
Provision for income taxes	518	946	1,530	1,871
Depreciation and amortization	699	497	2,096	1,518
WOTC related costs	68	157	339	450
EBITDA	3,070	5,945	11,240	13,836
Non-cash compensation	306	584	928	1,194
Acquisition related charges, net	66	10	(274)	2,397
Impairment of notes receivable	300	-	300	234
Adjusted EBITDA	$3,742	$6,539	$12,194	$17,661

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the three months ended September 30, 2023 or the three months ended September 30, 2022.

Total revenue for the three months ended September 30, 2023 was approximately $9.3 million compared to $7.8 million for the three months ended September 30, 2022, an increase of 18.1%.  For the quarter ended September 30, 2023, there was a 24.3% increase in underlying system-wide sales when compared to the prior year quarter. Revenue as a percentage of system-wide sales was 6.1% for the three months ended September 30, 2023 versus 6.5% for the three months ended September 30, 2022. Because MRINetwork focuses on recruitment services, which carry a lower royalty percentage, absolute revenue did not increase at the same pace as system-wide sales. The net revenue rate (as a percentage of system-wide sales) is lower for the same reason.

Franchise Royalties

Franchise royalties for the three months ended September 30, 2023 were approximately $8.9 million, an increase of 19.9% from $7.4 million for the three months ended September 30, 2022. Of the $1.5 million net increase, approximately $1.6 million was due to the MRINetwork acquisition, offset by a decrease from pre-existing locations. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.9% for the three-month period ended September 30, 2023 compared to 6.1% for the three months ended September 30, 2022. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. As noted above, the net royalty rate for the MRINetwork is lower due to a larger proportion of recruitment services.  A summary of franchise royalties by brand for the three months ended September 30, 2023 and September 30, 2022 are as follows (in thousands):

	Three months ended
	September 30, 2023	September 30, 2022
Franchise royalties from HireQuest Direct	$3,893	$4,360
Franchise royalties from Snelling and HireQuest	2,179	2,747
Franchise royalties from DriverQuest and TradeCorp	73	37
Franchise royalties from HireQuest Health	119	(10)
Franchise royalties from Northbound, MRI, and SearchPath	2,630	286
Franchise royalties	$8,894	$7,420

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

Service revenue for the three months ended September 30, 2023 was approximately $377 thousand, a decrease of $52 thousand from the three months ended September 30, 2022, when service revenue was approximately $429 thousand. This decrease is almost entirely related to interest income which is included in service revenue. Interest income was $197 thousand for the three months ended September 30, 2023 and $252 thousand for the three months ended September 30, 2022. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers.

Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2023 were approximately $7.1 million compared to $2.6 million for the three months ended September 30, 2022, an increase of 170.5%. The increase primarily relates to workers' compensation, and variable administrative and overhead costs that we incurred as a result of growth following the MRI Network Acquisition, and that are described below, as well as additional amortization related to intangibles acquired in that acquisition. Overall, operating expenses represented 4.7% of system-wide-sales in the three months ended September 30, 2023 versus 2.1% of system-wide sales in the three months ended September 30, 2022.

Workers' Compensation

Workers' compensation expense was approximately $1.5 million for the three months ended September 30, 2023, an increase of $2.8 million when compared to a net benefit of approximately $1.3 million recorded in the three months ended September 30, 2022. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period.  Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost.  In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

In recent periods (including the three months ended September 30, 2022), we have benefited from a workers compensation reserve assumed in a 2021 acquisition that was reduced as claims were resolved. The remainder of the associated liability now appears relatively stable and we do not expect benefits in future periods.  Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended September 30, 2023 was approximately $2.9 million compared to $2.4 million for the three months ended September 30, 2022, an increase of 19.5%.  The increase was mainly the result of higher employee headcount and related employee salaries and wages, which increased with system-wide sales as a result of acquisitions and organic growth, particularly the MRINetwork Acquisition.

Other Selling, General, and Administrative Expenses ("SG&A")

The remaining $676 thousand increase in other SG&A expenses for the three months ended September 30, 2023 is primarily related to additional costs that we expected would incrementally escalate after the MRINetwork and other acquisitions since January 1, 2022. This increase includes advertising and marketing ($76 thousand), IT expenses, licenses, dues ($87 thousand), onboarding and recruiting services ($270 thousand), third party services related to Contract staffing ($169 thousand), and similar expanded costs (insurance, professional fees, etc.).  In addition, we increased our reserve for credit losses by approximately $300 thousand during the three months ended September 30, 2023.

Overall, excluding workers' compensation, depreciation and amortization, and the credit loss reserve, operating expenses increased 34.1%, versus a 19.9% increase in franchise royalties. This increase (SG&A excluding workers compensation cost and the effect bad debt reserve changes) is primarily associated with costs related to the acquisition of MRINetwork. By the end of the quarter ended September 30, 2023, the incremental costs related to the MRI Network reached what would be expected based upon current revenue volumes under that brand. Because the support of executive recruiting franchises is somewhat different than our traditional staffing franchise offerings, our relative SG&A costs for our staffing operations increased as a percentage of revenues due to the decline in staffing revenues.

Depreciation and amortization
Depreciation and amortization for the three months ended  September 30, 2023 was approximately $699 thousand compared to $497 thousand for the three months ended September 30, 2022. T he increase of $202 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $5.6 million of franchise agreements and $10.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $16.5 million in other intangibles, only $1.4 million are indefinite lived and not amortized. We will continue to incur significant amortization expense in future periods until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income and expense
For the three months ended  September 30, 2023, other miscellaneous income was approximately $117 thousand, compared to other miscellaneous expense of $99 thousand for the three months ended September 30, 2022. The income in the 2023 period represents gross rents from leasing excess space at our corporate headquarters to a third-party tenant. We leased approximately 6,000 square feet of office space in our headquarters campus to an unaffiliated company. For the three months ended September 30, 2022, we recognized a $150 thousand charge for non-royalty based incentives given to a franchisee during an expansion and acquisition of one of their competitors. This incentive was to help offset integration charges such as signage, branding, marketing, etc. The remaining income in the three-month period ended September 30, 2022 includes gross rents as described above.

Interest income and expense
Interest income for the three months ended  September 30, 2023 was approximately $83 thousand compared to $51 thousand for the three months ended September 30, 2022. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist, and its replacement, the Revolving Credit Agreement with Bank of America, N.A.  Interest and other financing expense increased from $99 thousand for the three months ended September 30, 2022 to $302 thousand for the three months ended  September 30, 2023.  Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the subsequent working capital needs, we carried a larger balance on our line of credit for the quarter ended  September 30, 2023 than the quarter ended September 30, 2022. The increase in interest expense is consistent both with additional borrowing and the continuing increases in the federal funds rate by the Federal Reserve in its attempt to control inflation.

Provision for income tax
Income tax expense was approximately $518 thousand for the three months ended September 30, 2023. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the three months ended  September 30, 2023 was 24.5%.

Income tax expense for the three months ended September 30, 2022 was approximately $946 thousand.  Our net ETR for the three months ended September 30, 2022 was 18.6%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRINetwork as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of  September 30, 2023 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the nine months ended September 30, 2023 or the nine months ended September 30, 2022.

Total revenue for the nine months ended September 30, 2023 was approximately $28.1 million compared to $22.9 million for the nine months ended September 30, 2022, an increase of 22.8%, even though system-wide sales increased 35.5%. Revenue as a percentage of system-wide sales was 6.1% for the nine months ended September 30, 2023 versus 6.7% for the nine months ended September 30, 2022. Because MRINetwork focuses on recruitment services, which carry a lower royalty percentage, absolute revenue did not increase at the same pace as system-wide sales. The net revenue rate (as a percentage of system-wide sales) is lower for the same reason.

Franchise Royalties

Franchise royalties for the nine months ended September 30, 2023 were approximately $26.9 million, an increase of 26.9% from $21.2 million for the nine months ended September 30, 2022. Approximately $5.8 million of this increase was due to the MRINetwork acquisition. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.9% for the nine-month period ended September 30, 2023 compared to 6.2% for the nine months ended September 30, 2022. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. As noted above, the net royalty rate for the MRINetwork is lower due to a larger proportion of recruitment services.  A summary of franchise royalties by brand for the nine months ended September 30, 2023 and September 30, 2022 are as follows (in thousands):

	Nine months ended
	September 30, 2023	September 30, 2022
Franchise royalties from HireQuest Direct	$11,780	$12,139
Franchise royalties from Snelling and HireQuest	6,973	8,123
Franchise royalties from DriverQuest and TradeCorp	297	49
Franchise royalties from HireQuest Health	381	155
Franchise royalties from Northbound, MRI, and SearchPath	7,489	751
Franchise royalties	$26,920	$21,217

Northbound royalties in the nine months ended September 30, 2022 only represents activity since the February 28, 2022 acquisition date.  Snelling royalties in the nine months ended September 30, 2022 only represents Temporary Alternatives activity since the January 24, 2022 acquisition date and Dubin activity since the February 21, 2022 acquisition date.

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

Service revenue for the nine months ended September 30, 2023 was approximately $1.2 million, a decrease of $479 thousand, or 28.6%, from the nine months ended September 30, 2022, when service revenue was approximately $1.7 million. This decrease was largely due to a high volume of insurance related services that occurred in the nine months ended September 30, 2022.

Included in service revenue is interest income of $659 thousand for the nine months ended September 30, 2023 and $709 thousand for the nine months ended September 30, 2022. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers.

Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the nine months ended September 30, 2023 were approximately $19.9 million compared to $9.5 million for the nine months ended September 30, 2022, an increase of 109.5%. The increase primarily relates to workers' compensation, and variable administrative and compensation costs that we inherited as a result of the MRI Network Acquisition and that are described below, as well as additional amortization related to intangibles acquired in that acquisition. Overall, operating expenses represented 4.3% of system-wide-sales in the nine months ended September 30, 2023 versus 2.8% of system-wide sales in the nine months ended September 30, 2022.

Workers' Compensation

Workers' compensation expense was approximately $2.3 million for the nine months ended September 30, 2023, versus a net benefit of approximately $2.1 million for the nine months ended September 30, 2022, an increase of $4.5 million. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications.  Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims.  In turn we charge our franchises a percentage of payroll  based on as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the current and fully developed future costs and may not always coincide with the payments we make, resulting in expense or benefit in a given period.  Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially just be a pass-through cost.  In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Approximately $365 thousand of the benefit recorded during the nine months ended September 30, 2022 relates to a workers compensation reserve assumed in a 2021 acquisition and resulted in a net benefit as claims were resolved. Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the nine months ended September 30, 2023 was approximately $9.6 million compared to $6.5 million for the nine months ended September 30, 2022, an increase of 46.4%. The increase was mainly the result of higher employee headcount and related employee salaries and wages, which increased with system-wide sales as a result of acquisitions and organic growth, particularly the MRINetwork Acquisition.

Other Selling, General, and Administrative Expenses ("SG&A")

The remaining $2.3 million increase in other SG&A expenses is related to additional costs that we expected would incrementally escalate after the MRINetwork and other acquisitions since January1, 2022. This increase includes advertising and marketing ($311 thousand), IT expenses, licenses, dues ($665 thousand), recruiting and onboarding ($376 thousand), third party services related to Contract staffing ($604 thousand), and similar expanded costs (insurance, professional fees, etc.).  In addition, we increased our reserve for credit losses by approximately $300 thousand during the nine months ended September 30, 2023.

Overall, excluding workers' compensation, depreciation and amortization, and the credit loss reserve, operating expenses increased 53.9%, compared to a 26.9% increase in franchise royalties. This increase (SG&A excluding workers compensation cost and the effect bad debt reserve changes) is primarily associated with costs related to the acquisition of MRINetwork. These costs were particularly higher in the first quarter. By the end of the third quarter, the incremental costs related to the MRI Network reached what would be expected based upon current revenue volumes under that brand. Because the support of executive recruiting franchises is somewhat different than our traditional staffing franchise offerings, our relative SG&A costs for our staffing operations increased as a percentage of revenues due to the decline in staffing revenues experienced since March.

Depreciation and amortization
Depreciation and amortization for the nine months ended  September 30, 2023 was approximately $2.1 million compared to $1.5 million for the nine months ended September 30, 2022. T he increase of $578 thousand was primarily due to additional amortization stemming from acquisitions. We acquired $5.6 million of franchise agreements and $10.9 million of other intangibles in acquisitions during 2022 (excluding Goodwill). Of the $16.5 million in other intangibles, only $1.4 million are indefinite lived and not amortized. We will continue to incur significant amortization expense in future periods until the underlying intangibles are disposed of, impaired or fully amortized. Future acquisitions are expected to further increase tangible and intangible assets on our balance sheet, and correspondingly increase depreciation and amortization.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income and expense
For the  nine months ended  September 30, 2023, other miscellaneous income was approximately $259 thousand, compared to other miscellaneous expense of $2.0 million for the nine months ended September 30, 2022. The income in the 2023 period primarily represents gross rents from leasing excess space at our corporate headquarters to two third-party tenants. We leased approximately 9,000 square feet of office space in our headquarters campus these unaffiliated companies. In March 2023, one of the two tenants did not renew their lease and we occupied the space they were using. The remaining 6,000 square feet continues to be leased at the market rate. For the  nine months ended September 30, 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises. A portion of the Dubin assets acquired have not been converted to a franchise yet. These assets meet the held-for-sale criteria, and are presented on the balance sheet at the lower of cost or fair value less cost to sell. The operating results from this portion of the Dubin assets are reported as “Income from discontinued operations, net of tax”.  The remaining income in the three-month period ended September 30, 2022 includes gross rents as described above.

Interest income and expense
Interest income for the nine months ended  September 30, 2023 was approximately $197 thousand compared to $198 thousand for the nine months ended September 30, 2022. Interest income represents interest related to the financing of franchised locations. Also in 2022, we recognized $41 thousand in interest income from notes receivable from non-franchisees that we did not receive in 2023.

Interest and other financing expense relates primarily to the Revolving Credit and Term Loan Agreement with Truist, and its replacement, the Revolving Credit Agreement with Bank of America, N.A. Interest and other financing expense increased from $256 thousand for the nine months ended September 30, 2022 to $1.2 million for the nine months ended  September 30, 2023.  Included in financing expense for the  nine months ended  September 30, 2023 is a $318 thousand loss on debt extinguishment related to prior debt issuance costs from the Truist Revolving Credit and Term Loan Agreement. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the subsequent working capital needs, we carried a larger balance on our line of credit for most of the nine months ended  September 30, 2023. The increase in interest expense (excluding the loss on debt extinguishment) is consistent both with additional borrowing and the continuing increases in the federal funds rate by the Federal Reserve in its attempt to control inflation.

Provision for income tax
Income tax expense was approximately $1.5 million for the  nine months ended September 30, 2023. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the nine months ended  September 30, 2023 was 20.4%.

Income tax expense for the nine months ended September 30, 2022 was approximately $1.9 million.  Our net ETR for the nine months ended September 30, 2022 was 16.5%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRINetwork as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits like staffing services do.

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

In the nine months ended  September 30, 2023, we recognized a gain on the sale of the Dental Power business of approximately $196 thousand. This gain is included in the “Income from discontinued operations, net of tax” section of the Consolidated Statements of Income.

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

At  September 30, 2023, our current assets exceeded our current liabilities by approximately $19.1 million. Our current assets included approximately $1.1 million of cash and $50.2 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements.  Our largest current liabilities as of September 30, 2023 included approximately $11.0 million due to our franchisees on pending settlement statements, $3.2 million related to our workers’ compensation claims liability, and $14.4 million of borrowings under our line of credit.

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

Operating Activities

During the nine months ended September 30, 2023, cash provided by continuing operating activities was approximately $1.8 million and included net income from continuing operations of approximately $6.0 million, adjusted by non-cash items (primarily depreciation, stock-based compensation, amortization and deferred taxes) of approximately $3.8 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $7.9 million, including an increase in accounts receivable of $4.4 million. During the nine months ended September 30, 2022, cash generated by operating activities was approximately $11.3 million and included net income from continuing operations of approximately $9.5 million, adjusted by non-cash items of approximately $5.7 million, including a net loss on the sale of intangible assets acquired of approximately $2.2 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $4.4 million.

Investing Activities

During the nine months ended September 30, 2023, cash generated by investing activities was approximately $310 thousand, primarily from payments on notes receivable. During the nine months ended September 30, 2022, cash used by investing activities was approximately $10.1 million and included cash paid for acquisitions of approximately $19.1 million. This use was offset by proceeds from the sale of purchased locations of approximately $9.3 million.

Financing Activities

During the nine months ended September 30, 2023, cash used by financing activities was approximately $4.0 million and included net proceeds from our revolving line of credit of approximately $1.9 million. These proceeds were offset by approximately $2.5 million in dividends and a payoff of our term loan of $3.3 million. During 2022, cash provided by financing activities was approximately $882 thousand and included net proceeds from our revolving line of credit of approximately $2.0 million offset by the payment of dividends totaling approximately $2.5 million and net payments on our term loan of approximately $438 thousand.

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

At September 30, 2023, availability under the Senior Credit Facility was approximately $25.9 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance.  Our all-in-rate of borrowing was 6.6% and is repriced daily. On October 23, 2023,  we entered into an agreement to acquire certain assets of TEC Staffing Services, Inc. ("TEC") for approximately $9.8 million.  The offices will be converted to the Snelling franchise model and offered to prospective buyers as franchises. We will finance this acquisition with our Senior Credit Facility, and expect to recover the proceeds through the subsequent franchising of operations and royalties from future operations.

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

The February 2022 Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have significantly impacted the global economy, including exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions.  The ongoing effects of the hostilities and sanctions are no longer limited to Russia and Russian companies and have spilled over to and negatively impacted other regional and global economic markets.

In October 2023, the Palestinian militant group Hamas launched an unprecedented assault on Israel, who in turn formally declared war as its soldiers battled Hamas fighters and launched airstrikes on Gaza.  This war between Israel and Hamas could spur inflation and hamper global growth if it turns into a wider conflict that causes a significant increase in oil prices.

Global conflicts such as these have resulted in rising energy prices and an even more constrained supply chain, and thus aggravated the inflationary global environment with cost increases affecting labor, fuel, materials food and services.  At this time, the ultimate extent of the duration of the military actions, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, and on our acquisition strategy, are impossible to predict.

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

At  nine months ended September 30, 2023, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for the periods indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30, 2023	September 30, 2022	Change	September 30, 2023	September 30, 2022	Change
System-wide sales from HireQuest Direct	$65,572	$69,322	(5.4)%	$186,515	$190,903	(2.3)%
System-wide sales from Snelling and HireQuest	37,801	45,662	(17.2)%	121,555	132,782	(8.5)%
System-wide sales from DriverQuest and TradeCorp	1,237	539	129.5%	3,248	2,142	51.6%
System-wide sales from HireQuest Health	1,922	1,831	5.0%	4,921	4,289	14.7%
System-wide sales from Northbound, MRI, and SearchPath	44,466	4,090	987.2%	143,764	9,423	1425.7%
System-wide sales from Discontinued Operations	209	1,801	(88.4)%	1,688	4,772	(64.6)%
System-wide sales	$151,207	$123,245	22.7%	$461,691	$344,311	34.1%

The addition of MRINetwork accounted for $39.3 million of the increase in system-wide sales during the three months ended September 30, 2023, as sales from pre-existing locations decreased approximately $10.5 million. The addition of MRINetwork accounted for $129.1 million of the increase in system-wide sales during the nine months ended September 30, 2023, as sales from pre-existing locations decreased approximately $14.0 million.

Of the $117.4 million increase in system-wide sales in the nine months ended September 30, 2023, $2.3 million relates to the Northbound, Temporary Alternatives and Dubin acquisitions.

Northbound system-wide sales in the nine months ended September 30, 2022 only represents activity since the February 28, 2022 acquisition date. Snelling system-wide sales only represents Temporary Alternatives activity since the January 24, 2022 acquisition date, and Dubin system-wide sales since the February 21, 2022 acquisition date.

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the nine month ended September 30, 2023:

Offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Offices, December 31, 2022	435
Opened in 2023	7
Closed in 2023	(16)
Offices, September 30, 2023	426

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

Notwithstanding the material weakness, which still existed as of  September 30, 2023 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2023, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our results of operations could be adversely affected by economic and political conditions globally and the effects of these conditions on our and our franchisees' customers' businesses and levels of business activity.

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have significantly impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. In addition, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy.  Although we have no operations in Russia or Ukraine or in the Middle East, certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

The conflicts have resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment, with cost increases affecting labor, fuel, materials, food and services. If these impacts continue to affect us and/or our clients, particularly in the industrial/manufacturing and construction sectors, demand for our labor may decrease, which would decrease gross billings and therefore our royalty revenue. Furthermore, sustained increases in the consumer price index has and will likely continue to put upward pressure on wages. If we are unable to match or exceed wages offered by other potential employers to our temporary employees, we may suffer from employee attrition. At this time, the ultimate extent and duration of the military action, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
10.1	Employment Agreement effective September 1, 2023 by and among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2023)
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David S. Burnett, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

/s/ Richard Hermanns	November 8, 2023
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David S. Burnett	November 8, 2023
David S. Burnett	Date
Chief Financial Officer