Form 10-K
period 2023-12-31
HireQuest, Inc.
filed 2024-03-21
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $133.2 million.

Number of shares of registrant’s common stock outstanding at March 20, 2024 was approximately 14.0 million.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2023.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2023 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, net income and Adjusted EBITDA (a non-GAAP Financial Measure); operating results; dividends and shareholder returns; anticipated benefits of any merger or acquisitions including those we have completed in 2022 and 2023; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; the impacts pandemics; the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of the TEC Staffing Services, MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

2021 Acquisitions

The Snelling Acquisition

On March 1, 2021 we completed our acquisition of certain assets of Snelling Staffing ("Snelling") in accordance with the terms of the Asset Purchase Agreement dated January 29, 2021 (the “Snelling Agreement”). At the time of acquisition, Snelling Staffing was an eminent staffing company headquartered in Richardson, TX. Pursuant to the Snelling Agreement, HQ Snelling Corporation (“HQ Snelling”), our wholly-owned subsidiary, acquired approximately 47 offices and substantially all of the operating assets, and assumed certain liabilities of the sellers for a purchase price of approximately $17.9 million (the "Snelling Acquisition"). Also on March 1, 2021, HQ Snelling entered into the First Amendment to the Purchase Agreement, pursuant to which HireQuest, Inc. agreed to advance $2.1 million to be paid to the sellers at closing to be used to pay accrued payroll liabilities that HQ Snelling assumed pursuant to the Snelling Agreement. We funded this acquisition with existing cash on hand and a draw on our then-existing line of credit with Truist Bank ("Truist").

The LINK Acquisition

On March 22, 2021 we completed our acquisition of the franchise relationships and certain other assets of LINK Staffing (“LINK”) in accordance with the terms of the Asset Purchase Agreement dated February 12, 2021 (the "LINK Agreement"). At the time of acquisition, LINK was a family-owned staffing company headquartered in Houston, TX. Pursuant to the LINK Agreement, HQ Link Corporation ("HQ Link"), our wholly-owned subsidiary, acquired approximately 35 franchised offices, customer lists and contracts, and other assets of LINK for a purchase price of approximately $11.1 million (the "LINK Acquisition"). We funded this acquisition with existing cash on hand and a draw on our line of credit.

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

The Dental Power Acquisition

On December 6, 2021 we completed our acquisition of the Dental Power Staffing division ("Dental Power") of Dental Power International, Inc. (“DPI”) in accordance with the terms of the Asset Purchase Agreement dated November 2, 2021, for approximately $1.9 million. DPI was a 46-year-old dental staffing company headquartered in Carrboro, NC with long-standing client relationships in the dental industry providing temporary, long-term contract, and direct-hire staffing services to dental practices across the U.S. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist. We operated Dental Power as a company-owned location until the fourth quarter of 2022, when we classified it as held-for-sale. In the meantime, we continue to operate Dental Power as company-owned.

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

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022 for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia, PA metropolitan area. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired locations have not been sold as of December 31, 2023 and are classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

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

The MRINetwork Acquisition

On December 12, 2022 we completed our acquisition of certain assets of MRINetwork (“MRI”) in accordance with the terms of an Asset Purchase Agreement dated November 16, 2022, for approximately $13.3 million. MRI has been a leader in the recruitment industry since 1965 and has grown into one of the largest franchised executive search and recruitment organizations in the world. As of December 31, 2022 there were approximately 210 active MRI franchises performing executive, managerial, and professional recruitment services. MRI also has a robust temporary / contract labor division with over $50 million in annual billings. We funded this acquisition with existing cash on hand, and a draw on our existing line of credit with Truist.

2023 Acquisitions

The TEC Acquisition

On December 4, 2023 we completed our acquisition of ten locations of TEC Staffing Services ("TEC") in Arkansas in accordance with the terms of an Asset Purchase Agreement dated October 23, 2023 for approximately $9.8 million. TEC has been a provider of industrial staffing services to the employers and workers in Northwest and Central Arkansas for over 40 years. We funded this acquisition with existing cash on hand and a draw on our existing line of credit.

Our Model

We are a nationwide franchisor of temporary staffing offices providing direct-dispatch and commercial staffing solutions in the light industrial and blue-collar industries, and professional recruitment offices providing permanent placement services in the executive, managerial and administrative fields. Following the Merger, we began with a strong direct-dispatch program. With the Snelling Acquisition and the LINK Acquisition, we significantly expanded our traditional commercial staffing solutions. With the MRI Acquisition, we have added a third service offering and have firmly established ourselves as one of the top permanent placement firms in the United States. We are now able to offer total talent access to our clients and partners.

Smaller acquisitions have helped us fill our footprint and provide our franchisees and customers with ore targeted offerings. Following the December 2021 acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which we believe benefits our entire system by increasing revenue opportunities under the HireQuest Health brand. In 2022, the Temporary Alternatives and Dubin acquisitions filled gaps in our geography. The Northbound acquisition did the same for New York City but also brought a high-class executive placement offering that we hope to leverage into other markets.

In 2023, our franchisees operated under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "Management Recruiters International," "TradeCorp" and "Sales Consultants." Many of the MRI franchises also operate under other brands specific to a locality. HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers. Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas. TradeCorp focuses on jobs primarily for construction site skilled trades. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the healthcare and dental industries. Northbound, MRI, and Sales Consultants focus on executive, managerial, and professional recruitment services, although many franchisees also offer short-term consultant and contract staffing services.

Our revenue, which is primarily comprised of royalty fees generated by the operations of our franchised offices, license fees, and interest charged to our franchisees on overdue accounts receivable, was $35.8 million in 2023. This does not include revenue from locations currently owned by us as those are classified as held-for-sale and reported as discontinued operations. Our system-wide sales, which we define as sales at all offices, whether owned and operated by us or by our franchisees, were $605.1 million in 2023. Nearly all system-wide-sales originated from franchisee-owned offices. We employed approximately 73 thousand temporary employees and contracted with 120 independent contractors during 2023. At December 31, 2023, we had approximately 427 franchisee-owned offices and one company owned office operating in 45 states, the District of Columbia, and 13 countries outside the United States. On a net basis, we closed 8 offices in 2023 (acquiring 7, opening 12, and closing 27). We also licensed our tradenames to approximately 10 locations in California. In addition, there were 7 MRI locations that provided contract staffing services only.

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

Our Industry

Temporary Staffing and Permanent Recruiting

According to the American Staffing Association (ASA), the staffing and recruiting industry in the United States generated record annual revenue of approximately $220 billion in 2023 (even after a revenue dip in 2020). Approximately 75% of industry revenue is generated by temporary and contract employee staffing services, with the remainder coming from executive recruiting and permanent placement, outsourcing / outplacement, and human resource consulting. Following the acquisitions completed in 2021, 2022 and 2023, we are expanding into or increasing our presence in several of the remaining segments of the staffing industry including permanent placement, health care, clerical and administrative, and professional.

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

Historically, our business has been bolstered by declining unemployment rates as our customers find it more difficult and more expensive to recruit, interview, hire, and train qualified staff. As employers look for alternatives to combat these increasing costs and administrative burdens, opportunities arise for the temporary staffing and permanent placement industry. Worker attitudes have changed from one which idealized extended tenure with a single employer to one which is more open to temporary or transient employment. According to ASA reports, most staffing employees (73%) work full time, comparable to the overall workforce (75%). Six in 10 staffing employees (64%) work in the industry to fill in the gap between jobs or to help them find a job. One in five (20%) cite schedule flexibility as a reason for choosing temporary/contract work in the gap between jobs or to help them land a job. This shift has increased the availability of temporary workers in the economy as a whole. Conversely, periods of increasing unemployment are a challenge for our industry.

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

●

Responsible capital allocation. Financing our day-to-day needs largely with cash produced from operations allows us to rebuild cash reserves which we can use, in addition to our bank line of credit, to finance significant transactions such as major reinvestments in our business, strategic acquisitions, and stockholder dividends, depending on the opportunities that present themselves. Compared to company-owned offices, our franchise model allows us to employ relatively fewer full-time staff at our corporate headquarters decreasing the working capital needed for operations. We have found historically that franchisees are also better incentivized to collect outstanding accounts thus reducing accounts receivable overall.

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

Our Offices

Domestic:

We had 427 franchisee owned offices and one company owned office located in 45 states, the District of Columbia, and 13 countries outside the United States as of December 31, 2023. Finally, we licensed our trademarks for use in 10 locations in California. In addition, there were 7 MRI locations that provided contract staffing services only. The map below provides the number of offices we had in each state.

Number of Offices By State

December 31, 2023

We have a strong concentration of offices in established and emerging regions such as the Southeast, Florida, Texas, the upper Midwest, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends.

International:

In the MRI transaction, we acquired 19 non-US offices located in 13 countries in North and South America, Europe, Asia, and Africa. International operations transact with us using US dollars, and currently only placement services are provided outside of the United States.

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

Franchising Strategy

As of December 31, 2023, there were approximately 427 franchised Snelling, HireQuest, HireQuest Direct, and MRI offices operated by 325 franchisees. Approximately 15% of our franchisees owned multiple offices. Our largest franchisee owned 11 offices, and about 3% of our franchisees owned 4 or more offices. One individual owned significant interest in 8 franchisees that operated 28 offices. We also had 34 franchisees that share common ownership with significant stockholders, directors, and officers of the Company. We refer to these as the "Worlds Franchisees." These 34 Worlds Franchisees operated 70 offices as of December 31, 2023.

Our approach to the franchise model creates what we believe to be superior office-level economics. We finance the initial working capital needs of our franchisees through our ownership of franchisee accounts receivable which we acquire through our franchise agreements. This is a relatively inexpensive source of capital for our franchisees and allows them to expand more freely. In addition, our Risk Management Incentive Program lowers the effective cost of workers’ compensation insurance at the franchisee level – a significant expense for many of our competitors. We thereby eliminate two of the largest barriers to entry for our franchisees: financing and workers’ compensation and enable potentially higher operating margins at the office level.

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

As of December 31, 2023, our temporary staffing franchisees operated under 157 executed franchise agreements. For our HireQuest Direct brand we charge a royalty fee of between 6% and 8% of gross temporary labor sales, depending on sales volume. For temporary labor through our Snelling and HireQuest brands, including HireQuest franchisees, Snelling franchisees, DriverQuest franchisees, HireQuest Health franchisees, and Northbound franchises, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements require a royalty of 5% - 7% of direct placement sales.

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

Franchise Agreements - Permanent Placement

We assumed most of our permanent placement franchise agreements from Management Recruiters International, Inc. ("MRI") in December 2022. There are a significant number of variations among the agreements. Most franchisees are not granted any exclusive territory. Historically, the franchisees have been encouraged to focus on a particular demographic, industry, or geography.

As of December 31, 2023 our MRI franchisees operated under 192 executed franchise agreements. We charge a royalty fee of between 1.0% of total cash in plus a minimum of at least $15,000 to 9.0% of total cash in. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For contract staffing, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

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

The table below displays the number of HireQuest Direct, HireQuest, Snelling, and Northbound franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2024	25
2025	12
2026	43
2027	32
2028	27
After 2028(1)	18

1.	Excludes franchise agreements that renew between 2024 and 2028 which will be up for renewal again after 2028.

The table below displays the number of MRI and SearchPath franchise agreements scheduled to renew each year:

Year	Renewals
2024	58
2025	32
2026	31
2027	20
2028	14
After 2028(1)	37
1.	Excludes franchise agreements that renew between 2024 and 2028 which will be up for renewal again after 2028.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services our franchises provide. Hire Quest, LLC, DriverQuest 2, LLC, and HQ Medical, LLC, our wholly-owned subsidiaries, are the employer of record of all temporary employees of the HireQuest Direct, Snelling, HireQuest, DriverQuest, HireQuest Health, and Northbound brands. All temporary employees employed via contract staffing in the MRI brand are employed through People 2.0. In 2023, we employed approximately 73 thousand temporary employees and contracted with 120 independent contractors. Our systems generated approximately 1.5 million paychecks. Most of these payments were made via electronic transfer or paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full-time employees on a given day, however, approximately 15 thousand temporary employees worked at least 1,800 hours in 2023.

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

Corporate Employees

We believe our success also depends on our ability to attract, develop, and retain talented employees at our corporate headquarters. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top, and we routinely have Company functions designed to engage and integrate our employees into our culture. Through our wholly-owned subsidiary HQ LTS Corporation, we employed 139 distinct corporate employees during 2023, with 96 active at December 31, 2023. Most of these individuals are employed at our corporate headquarters in Goose Creek, SC. The vast majority of these employees are full-time. These employees provide back-office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	60	President, Chief Executive Officer, and Chairman of the Board
Steven G. Crane	67	Chief Financial Officer
John D. McAnnar	41	Chief Legal Officer, Vice President of Professional Services, and Secretary

Richard Hermanns is the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. Mr. Hermanns has thirty-four years of experience in the temporary staffing industry. Previously, he served as chief executive officer and secretary of HireQuest, LLC, after the company’s founding in 2002, and similar capacities for predecessor entities since July 1991. Prior to founding HireQuest, Mr. Hermanns was the chief financial officer of Outsource International, formerly known as Labor World USA, Inc., and an assistant vice president at NCNB National Bank, now Bank of America. He graduated summa cum laude with a Bachelor of Science in economics and finance from Barry University and holds a Masters of Business Administration in finance from the University of Southern California. In addition to his business ventures, Mr. Hermanns is also involved in a number of charitable pursuits. One of them is the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a sustainable way.

Steven G. Crane is the Chief Financial Officer of HireQuest, Inc. and has served as the Chief Financial Officer since November 2023. Mr. Crane has more than 20 years of financial management and leadership experience. Immediately prior to joining the Company and since 2014, Mr. Crane served as Founder and Managing Partner of Touchpoint Search, LLC, a finance consulting and recruiting business directed at filling finance and accounting positions as well as providing interim finance and accounting services. From 2007 through 2014, Mr. Crane served as Chief Financial Officer of ModusLink Global Solutions, Inc. (NASDAQ:MLNK), a supply chain and logistics services provider to companies in the consumer electronics, communications, computing, software, storage, and retail industries. From December 1999 through June 2006, Mr. Crane served as Chief Financial Officer, and from June 2006 through April 2007 as President of Interactive Data Corporation (NYSE:IDC), a global provider of financial and business information to financial institutions and retail investors. From 1997 through 1999, Mr. Crane served as Chief Financial Officer of Video Services Corporation (AMEX:VSX). From 1979 through 1997, Mr. Crane served in various roles for ATE, Inc. (1995 – 1997), Pepsi-Cola International (1990 – 1995), Chase Manhattan Corporation (1982 – 1990), and Square D Company (1979 – 1981). He served on the Board of Directors, and was the Chairman of the Audit and Compensation Committees, of Pulse Electronics Corporation (NASDAQ:PULS) from 2011 until the company was acquired and taken private in April 2015. He holds his B.S. in Mechanical Engineering from Tulane University and has a Masters in International Management from Thunderbird School of International Management at Arizona State University.

John D. McAnnar is the Chief Legal Officer, Vice President of Professional Services, and Secretary of HireQuest, Inc. He has fulfilled the General Counsel or Chief Legal Officer role for both HQI, and its predecessor, HireQuest, LLC, since 2014. His work with HireQuest involves a range of legal, operational, and risk management affairs in different realms, including mergers and acquisitions, securities, employment, insurance and finance, workers’ compensation, and intellectual property. Previously, Mr. McAnnar served in the litigation departments of Carmody MacDonald, P.C., and Armstrong Teasdale, LLP, an Am Law 200 firm, where he focused on complex commercial litigation, corporate, and employment law. Since July 2023, he has served on the Board of Directors and the Audit, Compensation, and Nominations and Governance Committees of Scott's Liquid Gold, Inc. (OTC:SLGD). He is the co-founder of ArchCity Defenders, a non-profit organization in St. Louis, Mo., that led the push for change in Missouri’s municipal court system following the Ferguson unrest. For this work, Mr. McAnnar has received multiple awards, including the National Legal Aid & Defenders Association New Leaders in Advocacy Award and the Ina M. Boon Social Justice Award from the St. Louis City NAACP. Mr. McAnnar graduated cum laude with a Bachelor of Arts degree from the University of Pittsburgh. He achieved his juris doctorate, magna cum laude, from St. Louis University School of Law, where he was inducted into the Alpha Sigma Nu Jesuit Honor Society and the Order of the Woolsack. He has also been an adjunct professor at the Charleston School of Law.

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

There are even fewer barriers to entry within recruiting and placement services. With little to no overhead required, no payroll funding, and no workers' compensation, the executive recruitment industry is extremely competitive. In most areas, no single company has a dominant share of the market. In addition to us, several large publicly owned companies specialize in recruitment services, and we also compete against a variety of regional or specialized companies.

The primary competitive factors in our staffing markets include price, the ability to provide the requested workers on a timely basis, and success in meeting customer expectations. Secondary factors include customer relationships, name recognition, and established reputation. Businesses operating in these areas of the staffing industry require access to significant working capital to pay temporary employees, particularly in the spring and summer when seasonal staffing requirements are highest, and to fund workers' compensation premiums and claims. Lack of working capital can be a significant impediment to growth for small, local, and regional staffing service providers. A second barrier to entry is an affordable workers’ compensation policy. Small entrants usually do not have the scale necessary to secure a policy on terms similar to ours. Regulatory compliance is becoming more burdensome, particularly for smaller firms that cannot profitably comply with the increasing number of federal, state, and local employment laws and regulations.

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

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "MRI," “VETSQuest,” “The Right People at the Right Time,” "Management Recruiters," "Sales Consultants," "TradeCorp," and all of our stylized logos. We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements.

We have developed and own our proprietary software to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing, and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, customer trends, detect potential fraud, and to examine other key performance indicators. We believe that our software facilitates efficient customer interaction, allowing for online bill payment, invoice review, and other important functions. Because HQ WebConnect© is a proprietary system, we maintain a dedicated IT development staff, who continually refine our software in response to feedback from franchisees, customers, and employees. We license the use of our software to franchisees via our franchise agreements. The system is not patented. We have invested in off-site back-up and storage systems that we believe provide reasonable protection for our electronic information systems against breakdowns as well as other disruptions and unauthorized intrusions.

We rely on common law protection of our copyrighted works. These works include advertising and marketing materials and other items that are not material to our business. We license some intellectual property from third parties for use in our corporate headquarters, but such licenses are not material to our business.

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2023, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries, all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference.

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
●

We may have difficulty integrating acquired companies into our business, including our operational software and financial reporting systems, and may not effectively manage or (if deemed necessary) divest acquired companies to achieve expected growth. As previously reported, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review systems. Further information on this material weakness, which has not been resolved as of December 31, 2023, is included in “Item 9A. Controls and Procedures” of this Form 10-K.

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

The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, have significantly impacted the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. In addition, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy. Although we have no operations in Russia or Ukraine or in the Middle East certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

The conflicts have resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment, with cost increases affecting labor, fuel, materials, food and services. If these impacts continue to affect us and/or our clients, particularly in the industrial/manufacturing and construction sectors, demand for our labor may decrease, which would decrease gross billings and therefore our royalty revenue. Furthermore, sustained increases in the consumer price index has and will likely continue to put upward pressure on wages. If we are unable to match or exceed wages offered by other potential employers to our temporary employees, we may suffer from employee attrition. At this time, the ultimate extent and duration of the military actions, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict.

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

We employ workers for whom we provide workers’ compensation insurance. Our workers’ compensation insurance policies are renewed annually. The majority of our insurance policies are with Chubb/Ace American. We face the following material risks relating to workers’ compensation insurance:

●

Our insurance carriers require us to collateralize a significant portion of our workers’ compensation obligation. We currently collateralize our policies largely with a letter of credit from Bank of America. If we no longer had access to that collateral, we could not be certain we would be able to obtain appropriate types or levels of insurance in the future or that adequate replacement policies would be available on acceptable terms. As our business has grown over the past years, the amount of required collateral has also increased. Additional growth or the deterioration of our financial results could further increase the amount of collateral required and accelerate the timing of providing collateral. Resources to meet these requirements may not be available to us in a timely manner or at all.

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

Our operating and financial results are largely linked to our large workers’ compensation reserve which can be volatile.

We have an established reserve for estimated future costs of workers’ compensation claims under our deductible. Due, in part, to the long tail associated with many workers’ compensation claims, it is difficult to estimate future costs to be incurred on these claims. The reserve includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, we engage an independent actuary to estimate the future costs of these claims discounted by a present value interest rate to estimate the amount of the reserve. The actuarial estimate contains significant assumptions. Because of the difficulty in performing this analysis, we have experienced significant volatility in the resulting reserve. When the reserve is lowered, we see a gain in income. When the reserve is raised, our income is lowered. The corresponding raising or lowering of income could result in significant volatility in our reporting earnings and resulting stock price.

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

We maintain insurance with respect to some of these potential claims and costs with deductibles. We cannot be certain that our insurance will be available, or if available, will be of a sufficient amount or scope to cover claims that may be asserted against us. Should the ultimate judgments or settlements exceed our insurance coverage or if such claims are not insurable, they could have a material effect on our business. We cannot be certain we will be able to obtain appropriate types or levels of insurance in the future, that adequate replacement policies will be available on acceptable terms, or at all should we fail to renew insurance, or that our insurance providers will be able to pay claims we make under such policies.

We offer our qualifying temporary workers government-mandated health insurance in compliance with the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 (the “ACA”). We cannot be certain that compliant insurance coverage will remain available to us on reasonable terms, and we could face additional risks arising from future changes to or repeal of the ACA or changed interpretations of our obligations under the ACA.

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

We believe that the franchise model is superior to the company-owned store model. To that end, we have historically converted all or nearly all company-owned offices of any entities we acquire to franchises. However, we have less control over the day-to-day operations of the offices and the franchisees may operate in a manner that is counter to our interests or introduce risks to our business by departing from our operating norms. Further, franchises are generally regulated at both the federal and the state level, so operating as franchises will introduce additional regulatory risk. We have added a significant number of new franchisees through acquisitions starting in 2019. Acquired franchisees need to adapt to a new operating model, a new IT system, and new business processes. Their failure to do so could negatively impact our financial condition and results of operations.

Our operating and financial results and growth strategies are closely tied to the success of our franchisees.

With nearly all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $623 thousand and $260 thousand at December 31, 2023 and December 31, 2022, respectively. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition

Our success depends upon the continued protection of our trademarks, trade names, and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect, and enforce our intellectual property rights.

Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names "HireQuest Direct," "Snelling," "HireQuest," "DriverQuest," TradeCorp," "HireQuest Health," "Northbound Executive Search," "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brand names specific to them.

Furthermore, we have developed and own our proprietary software to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, customer trends, detect potential fraud, and examine other key performance indicators. We believe that our software facilitates efficient customer integration allowing for online bill payment, invoice review and other important functions.

We cannot assure that our owned or licensed intellectual property or the operation of our business does not infringe on or otherwise violate the intellectual property rights of others. It is possible that third parties will assert claims against us on such basis; if they do we cannot assure you that we will be able to successfully resolve such claims. We could also incur substantial costs to defend legal actions relating to the use of our intellectual property or prosecute legal actions against others using our intellectual property, either of which could have a material adverse effect on our business, results of operations or financial condition. There is also no guarantee that we will be able to negotiate and conclude extensions of existing license agreements on similar economic terms or at all.

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

A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Mr. Jackson and immediate family members of Mr. Hermanns have ownership interests in certain of our franchisees, which we label the “Worlds Franchisees.” There were 34 Worlds Franchisees at December 31, 2023 that operated 70 of our approximate 427 franchised offices. Mr. Hermanns’ three children and son-in-law own in the aggregate between 14.7% and 62.8% of each of the Worlds Franchisees. Mr. Jackson owns between 10.7% and 25.4% of each of the Worlds Franchisees.

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

We occasionally lend money to our franchisees to facilitate a franchise conversion or expansion into a new market. While most of our franchisees have historically repaid their loans to us, for various reasons, a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. We extended purchase financing loans in 2019 in connection with the Command Center Merger and subsequent sales and conversions of company-owned offices to franchises. For various reasons, a small number of our franchisees had difficulty in repaying their debts to us. To that end, we have recorded a reserve of approximately $623 thousand on our notes receivable as of December 31, 2023. The risk of non-payment is affected, among other things, by:

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

Our growth strategy is reliant on finding purchasers for assets of the businesses we acquire.

Our growth strategy requires us to locate franchisees to purchase the assets of entities that we have acquired. If we are unable to find such purchasers, we may have to operate these business ourselves or close them. Operating them ourselves could lead to increased costs and could distract management from our normal day-to-day operations. Such distraction and increased costs could materially harm our business and results of operations which would likely impact our stock price.

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

Risks Related to Technology and Cybersecurity

The improper disclosure of or access to our confidential and proprietary information, or a failure to adequately protect this information, could materially harm our business.

Our business requires the collection, use, processing, and storage of confidential information about applicants, candidates, temporary workers, other employees, and clients. We have in the past and will likely continue to encounter cyber-attacks, computer viruses, social engineering schemes, and other means of unauthorized access to our systems. While past experiences have not materially impacted our business or results, there is no guaranty that we will not be materially impacted in the future. The security controls over sensitive or confidential information and other practices we and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. We may fail to implement practices and procedures that comply with the ever-expanding regimes of privacy regulation. Failure to protect the integrity and security of the confidential information we possess could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs.

Our information technology systems may need to be updated or replaced.

We regularly implement, modify, retire, and upgrade our systems and proprietary software. Our investment in information technology developments is material. While we believe that changes made to HQ Webconnect and other systems will be beneficial to our franchisees and to us, we cannot ensure that all changes will provide the desired benefits. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, or fail, causing our business and results of operations to suffer materially.

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements. Accordingly, we are required to assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. We are also required to disclose any change that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting on a quarterly basis. We first disclosed a material weakness in our internal control over financial reporting in our quarterly report for the quarter ended March 31, 2021. That material weakness continued to exist as of December 31, 2023. As a result, our management has been unable to conclude that we have effective internal control over financial reporting. Please refer to “Item 9A. Controls and Procedures” for more information, which disclosure is incorporated herein by reference.

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

Under the Internal Revenue Code of 1984, as amended, a corporation that is a “personal holding company” may be required to pay a personal holding company tax in addition to regular income taxes. A corporation generally is considered a personal holding company if (1) at any time during the last half of the taxable year more than 50% of the value of the corporation’s outstanding stock is owned, directly, indirectly, or constructively, by or for five or fewer individuals, (the Ownership Test), and (2) at least 60% of the corporation’s “adjusted ordinary gross income” constitutes “personal holding company income", (the Income Test). A corporation that is considered a personal holding company is required to pay a personal holding company tax at a rate equal to 20% of such corporation’s undistributed personal holding company income, which is generally taxable income with certain adjustments, including a deduction for U.S. federal income taxes and dividends paid.

We will likely fail the Ownership Test for the 2023 tax year. However, we do not expect to fail the Income Test in 2022 and 2023. Accordingly, we do not believe that we will be considered a personal holding company for these years. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income, dividends paid, and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.

As of March 20, 2024, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 63% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 24% of our outstanding common stock, a trust for the benefit of his family owns approximately 16% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

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

The trading market for our common stock will likely be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. We currently have research coverage by two financial analysts. If one or both of the analysts covering our business downgrade their evaluation of our stock, the price of our stock could decline. If one or both of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which in turn could cause our stock price to decline. Furthermore, if our operating results fail to meet analysts’ expectations our stock price would likely decline.

Our stock price has been and will likely continue to be extremely volatile, and, as a result, stockholders may not be able to resell shares at or above their purchase price, and we may be more vulnerable to securities class action litigation.

In 2023, our stock price, as reported by Nasdaq, ranged from a low of $12.76 to a high of $28.50. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

We are a “smaller reporting company” as defined under SEC regulations and we may and do take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not smaller reporting companies including, among other things, reduced financial disclosure requirements including being permitted to provide only two years of audited financial statements, with correspondingly reduced "Management's Discussion and Analysis of Financial Condition and Results of Operations" disclosure, reduced disclosure obligations regarding executive compensation and an exemption from providing the auditor attestation of Section 404 of the Sarbanes-Oxley Act.  As a result, our stockholders may not have access to certain information that they may deem important. We will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700 million measured on the last business day of our second fiscal quarter. We could remain a smaller reporting company indefinitely. As a smaller reporting company, investors may deem our stock less attractive and, as a result, there may be less active trading of our common stock, and our stock price may be more volatile.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity incidents continue to become more prevalent requiring adequate and and continuous assessment, identification, and management of material risks associated with cybersecurity threats. These risks include, among other things, disruption of our business processes and proprietary software, and potential unwanted disclosure of protected personal information which may cause harm to our employees, and clients, violations of privacy laws and regulations, breach of confidentiality and other contractual obligations, litigation and legal action, and financial and reputational harm. We utilize cybersecurity technologies and established procedures and processes to identify, assess, and manage these material cybersecurity risks.

Risk Assessments

Our Chief Information Officer (“CIO”) heads our technology team which establishes processes and procedures to assess technology related risks, including cybersecurity risks, to the company. Protections we have in place include regular network monitoring, vulnerability assessments, and tabletop exercises to inform the company of potential risks and mitigation strategies. We also execute enterprise risk management assessments, which include cybersecurity threat risks.

Our CIO has reviewed the standards created by the National Institute of Standards and Technology and has incorporated their approaches where appropriate. We conduct internal and external risk assessments.

Our Board of Directors has ultimate oversight with respect to cybersecurity. At each regularly scheduled board meeting, the Board discusses the steps the Company has taken to ensure proper security. While we have not experienced material cybersecurity incidents in the past, our policies and procedures require us to inform the Board of any material incident.

Ongoing Activities

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, we undertake the following activities:

●	All corporate machines are protected by anti-virus software and enterprise network protection;
●	We require two-factor authentication on all corporate machines;
●	We require two-factor authentication for all corporate email accounts;
●	We require all corporate employees to complete quarterly cybersecurity training provided by a third-party;
●	Our CIO and other members of our technology team, proactively monitor all potential risks and immediately respond to threats;
●	Our data is backed up in multiple offline air-gapped devices;
●	We test all backups quarterly;
●	We monitor regulations to ensure our policies and procedures are up-to-date and compliant.

Incident Response

Our incident response plan identifies the key employees responsible for responding to a cybersecurity incident including our CIO, CLO, CEO, and other executives along with the technology department, and coordinates the activities we take to prepare for, detect, respond to, and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. The Company has not experienced incidents in the past which were material to our operating results or business.

Third-Party Risk Management

Our polices and processes address cybersecurity threat risks associated with the use of third-party service providers, including those who access, use and/or store our client, candidate, associate and employee data or have access to our network and systems. Third-party risks are included within our enterprise risk management assessment program, as well as our information security-specific risk identification program, both of which are discussed above. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform due diligence on third parties that have access to our systems, data or facilities that house such systems or data. This allows us to identify high-risk providers and continually monitor for cybersecurity threat risks appropriately. Additionally, we require contracts with all third parties that have access to our network and systems to include baseline security requirements for adequate data handling, as well as to provide the company with audit rights. Such contractual requirements are reviewed during each subsequent contract renewal process.

Item 2. Description of Properties

We own our corporate headquarters, two buildings of approximately 15 thousand square feet and 10 thousand square feet respectively, in Goose Creek, South Carolina. These buildings serve as our base of operations for nearly all of the employees who provide franchisee support functions. At December 31, 2023, we leased approximately 5 thousand square feet of office space in our headquarters to an unaffiliated company. This lease was at the market rate.

We are unaware of any material liens or other encumbrances on our real property, other than as general collateral for our revolving line of credit. See the "Liquidity and Capital Resources" section for more information.

Item 3. Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcomes of the proceedings in which we are currently involved, even if determined adversely, will not have a material adverse effect on our business, financial condition, results of operations, or liquidity and capital resources.

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

Holders of Our Common Stock

As of March 19, 2024, we had approximately 72 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended December 31, 2023.

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

This section of this Annual Report on Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 which we filed with the SEC on March 21, 2023.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch, executive search, commercial staffing, and permanent placement solutions primarily in the light industrial, blue-collar, executive, managerial, and administrative segments of the staffing industry. Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” "TradeCorp",“DriverQuest,” “HireQuest Health,” "Northbound Executive Search", "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brands specific to them..

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	TradeCorp focuses on short-term skilled construction jobs.
●	Northbound, MRI, SearchPath, and Sales Consultants focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

As of December 31, 2023 we had approximately 427 franchisee-owned offices and 1 company-owned office in 45 states, the District of Columbia, and 13 countries outside of the United States. We licensed our tradenames to approximately 10 offices in California. In addition, there were 7 MRI locations that provided contract staffing services only. We provide employment for an estimated 73 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

We finished 2023 with a strong balance sheet. Our assets exceeded liabilities by over $62.7 million. Our liquidity position stayed strong in 2023 with Current Assets at December 31, 2023 of $51.5 million staying approximately the same as at December 31, 2022 ($51.9 million).

On a year-over-year basis, we saw a 28.1% increase in our system-wide-sales from $472.2 million in 2022 to $605.1 million in 2023. This increase was driven primarily by the full year effect of the MRI acquisition in December 2022.

We recorded a 22.4% increase in total revenue from $30.9 million in 2022 to $37.9 million in 2023; however income from operations declined from $16.3 million in 2022 to $10.6 million in 2023 due to higher selling, general & administrative costs driven primarily by (i) a $5.6 million increase in workers compensation expense, (ii) $753 thousand in increased amortization, and (iii) $2.6 million of increased salaries and benefits predominately related to the MRI transaction.

Economy and Inflation

We do not believe that recent inflation has had a material effect on our Company’s results of operations as inflation generally results in higher rates per hour that can offset any slowdown in organic growth opportunities. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

In October 2023, the Palestinian militant group Hamas launched an unprecedented assault on Israel, who in turn formally declared war as its soldiers battled Hamas fighters and launched airstrikes on Gaza.  This war between Israel and Hamas could spur inflation and hamper global growth if it turns into a wider conflict.

Conflicts such as these have resulted in rising energy prices and an even more constrained supply chain, and thus aggravated the inflationary global environment with cost increases affecting labor, fuel, materials, food and services.  At this time, the ultimate extent of the duration of the military actions, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, and on our acquisition strategy, are impossible to predict.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2023 and December 31, 2022 (in thousands, except percentages):

	Year ended
	December 31, 2023		December 31, 2022
Franchise royalties	$35,813	94.5%	$28,897	93.4%
Service revenue	2,069	5.5%	2,055	6.6%
Total revenue	37,882	100.0%	30,952	100.0%
Selling, general and administrative expenses	24,448	64.5%	12,874	41.6%
Depreciation and amortization	2,793	7.4%	2,040	6.6%
Income from operations	10,641	28.1%	16,038	51.8%
Other miscellaneous expense	(1,738)	(4.6)%	(2,047)	(6.6)%
Interest income	263	0.7%	247	0.8%
Interest and other financing expense	(1,386)	(3.7)%	(368)	(1.2)%
Net income before income taxes	7,780	20.5%	13,870	44.8%
Provision for income taxes	1,345	3.6%	1,895	6.1%
Net income from continuing operations	6,435	17.0%	11,975	38.7%
Net (loss) income from discontinued operations, net of tax	(300)	(0.8)%	483	1.6%
Net income	$6,135	16.2%	$12,458	40.2%
Non-GAAP data
Adjusted EBITDA	$16,487	43.5%	$22,045	71.2%
1.	See the definition and reconciliation of Adjusted EBITDA within the immediately following section titled “Use of Non-GAAP Financial Measures: Adjusted EBITDA.”

Use of Non-GAAP Financial Measures: Adjusted EBITDA

Earnings before interest, taxes, depreciation and amortization, and non-cash compensation, or adjusted EBITDA, is a non-GAAP measure that represents our net income before interest expense, income tax expense, depreciation and amortization, non-cash compensation, costs related to the work opportunity tax credit (“WOTC”) and other charges and gains we consider non-recurring. We utilize adjusted EBITDA as a financial measure as management believes investors find it a useful tool to perform meaningful comparisons and evaluations of past, present, and future operating results. We believe it is a complement to net income and other financial performance measures. Adjusted EBITDA is not intended to represent or replace net income as defined by U.S. GAAP and should not be considered as an alternative to net income or any other measure of performance prescribed by U.S. GAAP. We use adjusted EBITDA to measure our financial performance because we believe interest, taxes, depreciation and amortization, non-cash compensation, WOTC-related costs and other non-recurring charges and gains bear minimal relationship to our operating performance. By excluding interest expense, adjusted EBITDA measures our financial performance irrespective of our capital structure or how we finance our operations. By excluding taxes on income, we believe adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding factors that are beyond our control. By excluding depreciation and amortization expense, adjusted EBITDA measures the financial performance of our operations without regard to their historical cost. By excluding non-cash compensation, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the value of our restricted stock and stock option awards. By excluding WOTC related costs, adjusted EBITDA provides a basis for measuring the financial performance of our operations excluding the (non-operating) costs associated with qualifying for this tax credit. This tax credit is included on our income statement as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. In addition, by excluding certain non-recurring charges and gains, adjusted EBITDA provides a basis for measuring financial performance without non-recurring charges and gains. For all of these reasons, we believe that adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Year ended
	December 31, 2023		December 31, 2022
Net income	$6,135	16.2%	$12,458	40.2%
Interest and other financing expense	1,386	3.7%	368	1.2%
Provision for income taxes	1,345	3.6%	1,895	6.1%
Depreciation and amortization	2,793	7.4%	2,040	6.6%
EBITDA	11,659	30.8%	16,761	54.2%
WOTC related costs	461	1.2%	601	1.9%
Non-cash compensation	1,483	3.9%	1,673	5.4%
Acquisition related charges	2,344	6.2%	2,660	8.6%
Impairment of notes receivable	540	1.4%	350	1.1%
Adjusted EBITDA	$16,487	43.5%	$22,045	71.2%

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

Total revenue for the year ended December 31, 2023 was approximately $37.9 million compared to $30.9 million for the year ended December 31, 2022, an increase of 22.4%. This increase is roughly consistent with the increase in underlying system-wide-sales and reflects a lower blended effective royalty rate for 2023 than for 2022, as described below. Revenue does not include any company-owned offices, as the office that we own is classified as held-for-sale.

Franchise Royalties

We charge our franchisees a royalty fee on the basis of one of several models. Under the HireQuest Direct model, the royalty fee charged ranges from 6% to 8% of gross billings, depending on volume. Royalty fees are charged at 8% for the first $1 million of billing with the royalty fee dropping 0.5% for every $1 million of billing thereafter until the royalty fee is 6% (once gross billings reach $4 million annually). The smaller royalty fee is charged only on the incremental dollars resulting in an effective royalty fee at a blended rate of between 6% and 8%. We will grant our franchisees credits for low margin business. For the HireQuest, Snelling, DriverQuest, HQ Medical, and TradeCorp model, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements provide for a royalty of 5% to 7% of direct placement sales. For the Snelling and SearchPath franchise agreements assumed where the franchise owner did not execute new HireQuest or HireQuest Direct business line franchise agreements, the royalty fee ranges from 5% to 8% of all sales. MRI franchise agreements assumed have royalty rates varying from 1% to 9% of placement sales, depending on sales volume and other factors. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

Franchise royalties for the year ended December 31, 2023 were approximately $35.8 million compared to $28.9 million for the year ended December 31, 2022, an increase of 23.9%, driven predominantly by the inclusion of a full year of MRI royalties in 2023 versus only approximately one month in 2022. The blended effective royalty rate for 2023 and 2022 was 6.0% and 6.4%, respectively.

Service Revenue

Service revenue consists of revenue generated from franchisees that are outside of our core services such as license fees, franchise fees related to our advertising fund, and miscellaneous income. This includes interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over between 42 and 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts before they age 84 days in order to reduce or avoid the interest charge. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vender programs or IT license blocks. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences.

Service revenue for the year ended December 31, 2023 was approximately $2.1 million compared to $2.1 million for the year ended December 31, 2022, a slight increase. Interest on overdue accounts decreased approximately $96 thousand from $946 thousand for the year ended December 31, 2022 to $850 thousand for the year ended at December 31, 2023. This decrease follows the overall decrease in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely, and the Company does not strive to increase interest on aged accounts receivable. Fees collected related to our advertising fund increased by approximately $514 thousand and is related to the MRI acquisition. License fees from California locations were $136 thousand for the year ended December 31,2023.

Operating expenses

Operating expenses for the year ended December 31, 2023 were approximately $27.2 million compared to $14.9 million for the year ended December 31, 2022, an increase of $12.2 million. This increase was primarily driven by a $5.6 million increase in workers compensation due to higher claims and higher personnel, amortization and other costs related to the MRI acquisition.

Workers' Compensation

Workers' compensation expense was approximately $3.7 million for the year ended December 31, 2023, versus a net benefit of approximately $1.9 million for the year ended December 31, 2021. This increase is primarily due to (i) medical claims that were higher than historical claims, (ii) continued increases in medical costs and (iii) 2022 was a one-time benefit from the Snelling acquisition which is explained below. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. Approximately $1.2 million of the benefit recorded during 2022 relates to the Snelling reserve assumed at the time of acquisition and continues to run off as claims are resolved. Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends may not be indicative of future results.

Other Selling, General and Administrative Expenses (“SG&A”)

SG&A for the year ended December 31, 2023 was approximately $24.4 million compared to $12.9 million for the year ended December 31, 2022, an increase of $11.6 million. The increase in SG&A expenses primarily relates to increased Workers Compensation of $5.6 million, salaries and benefits ($2.6 million), and other costs ($1.6 million) related to the MRI acquisition. There was also a $0.5 million increase associated with an MRI advertising fund which has an equal amount of service revenue recognized and another $0.5 million related to impairment of a notes receivable. The increase was partially offset by approximately $0.6 million in lower executive bonus accruals for the year ending December 31, 2023.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2023 was approximately $2.8 million compared to $2.0 million for the year ended December 31, 2022. The increase was due to additional amortization stemming from acquisitions. In the 2022 acquisitions we acquired $5.6 million of franchise related intangibles, and $3.6 million of other intangibles. Of the $3.6 million in other intangibles, $3.6 million is indefinite lived and is not amortized.

Other income and expense

Other miscellaneous income and expense includes all non-operating income and expense other than interest and taxes. For the year ended December 31, 2023, other miscellaneous expense was approximately $1.7 million, compared to $2.0 million of other miscellaneous expense for the year ended December 31, 2022. In 2023 the largest component of this loss is related to the loss of $2.0 million on disposition of the TEC assets. This was partially offset by $187 thousand in rental income from leasing of excess space at market rates at our Corporate Headquarters and $102 thousand of miscellaneous other income. In 2022, we recognized approximately $2.2 million in losses resulting from the conversion of the Temporary Alternatives, Dubin and Northbound acquisitions to franchises, and a $195 thousand non-royalty based incentive given to two franchises during an expansion and acquisitions of competitors.

Interest income and expense

Interest income for the year ended December 31, 2023 was approximately $263 thousand compared to $247 thousand for the year ended December 31, 2022. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to our revolving credit. Interest and other financing expense increased approximately $1.0 million to $1.4 million in the year ended December 31, 2023 when compared to the $368K for the year ended December 31, 2022. This increase was due, in part, to (i) a one-time write-off of costs associated with our previous line of credit with Truist, and (ii) a higher interest rate environment. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. In addition, rising U.S. interest rates have been driven mainly by more aggressive action from the Federal Reserve to rein in inflation.

Provision for income tax

Income tax expense was approximately $1.3 million in 2023 and $1.9 million in 2022. The effective tax rates for 2023 and 2022 were 17.3% and 13.7% respectively. The effective tax rate is primarily driven by the federal Work Opportunity Tax Credit, which reduced our effective tax rate by 11.9% and 9.1% for the years ended December 31, 2023 and December 31, 2022, respectively, and is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other factors impacting our effective rate include windfall tax deductions related to stock-based compensation, and deduction limits on overall compensation.

(Loss) income from discontinued operations, net of tax

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

As of December 31, 2023 there was 1 company-owned location reported as discontinued operations:

●	Certain assets acquired in the Dubin Agreement related to the operations of the Philadelphia franchise.

The (loss) income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Year ended
	December 31,	December 31,
	2023	2022
Revenue	$1,777	$6,313
Cost of staffing services	1,145	4,505
Gross profit	632	1,808
Selling, general and administrative expense	(713)	(795)
Gain on sale of intangible assets	197	-
Amortization	-	(384)
Impairment of intangible asset	(514)	-
Net (loss) income before income taxes	(398)	629
(Benefit) provision for income taxes	(98)	146
Net (loss) income	$(300)	$483

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, service revenue and staffing revenue from franchisee-owned locations. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices.

At December 31, 2023 our current assets exceeded our current liabilities by approximately $15.7 million. Our current assets included approximately $1.3 million of cash and $44.4 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. As of December 31, 2023, the outstanding balance under our line of credit with Bank of America was $14.1 million, with approximately another $9.7 million utilized for the issuance of Letters of Credit, leaving approximately $26.2 million available for additional borrowing under the line as of such date, assuming compliance with necessary conditions. Other current liabilities include approximately $9.9 million due to our franchisees, $4.3 million of accrued wages, benefits and payroll taxes, and $3.9 million related to our workers’ compensation claims liability.

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

Cash Flows

Operating Activities

During 2023, net cash generated by operating activities was approximately $10.6 million. Operating activity for the year included net income of approximately $6.1 million offset by a decrease in balance sheet assets and an increase in balance sheet liabilities totaling approximately $2.8 million. We also had significant non-cash expenses in 2023, including approximately $1.7 million in stock-based compensation, $2.8 million in depreciation and amortization, and a loss on conversion of acquired operations into franchises of $2.0 million

Investing Activities

During 2023, net cash used in investing activities was approximately $7.1 million and included cash paid for acquisitions of $9.8 million. These were partially offset by proceeds from the conversion of acquired offices into franchises of $2.3 million.

Financing Activities

During 2023, net cash used in financing activities was approximately $5.2 million which was primarily due to net payments on our revolving credit/term loan amounting to $1.6 million, and by the payment of dividends of approximately $3.3 million.

Capital Resources

Revolving Credit Agreement with Bank of America

On February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement ("Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility replaced the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. Interest will accrue on the outstanding balance of the Senior Credit Facility at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At December 31, 2023 the effective interest rate was approximately 6.7%. The Senior Credit Facility will mature on February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the nine months ended September 30, 2023.

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

The Company utilized the proceeds of the Senior Credit Facility (i) to pay off its existing credit agreement with Truist, (ii) to pay off its existing term loan with Truist (described below) and (iii) to pay transaction fees and expenses incurred in connection with closing the transactions described above. The Company intends to utilize the proceeds of any loans made under the Senior Credit Facility for working capital, required letters of credit, and general corporate purposes in accordance with the terms of the Senior Credit Facility.

At December 31, 2023, availability under the Senior Credit Facility was approximately $26.2 million based on eligible collateral, less letter of credit reserves, bank product reserves and current advances assuming continued covenant compliance. Approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. Our all-in rate of borrowing for the year ended December 31, 2023 was 6.7% and is repriced daily. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

During 2023, all of our offices were franchised with the only exception being the Philadelphia office acquired in February 2022. The following table reflects our system-wide sales broken into its components for the periods indicated (in thousands):

	Year ended
	December 31,	December 31,
	2023	2022
Franchise sales	$603,365	$465,910
Company-owned sales	1,777	6,320
System-wide sales	$605,142	$472,230

System-wide sales were $605.1 million in 2023, an increase of 28.1%, from $472.2 million in 2022. The increase in system-wide sales is primarily related to the acquisition of MRI in December 2022. System-wide sales attributable to acquisitions in 2023 were approximately $1.7 million.

Number of Offices

We track the number of offices we open and close every year as the number of offices is usually directly tied to the amount of royalty and service revenue we earn. In 2023, we declined our office count by 8 offices on a net basis by opening or acquiring 21 and closing 29. In 2022, we added 218 offices on a net basis by opening or acquiring 223 and closing 5.

The following table accounts for the number of offices opened and closed in 2023 and 2022.

Franchised offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Franchised offices, December 31, 2022	435
Purchased in 2023	7
Opened in 2023	14
Closed in 2023	(29)
Franchised offices, December 31, 2023	427

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

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6.0% to 8.0%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchisee, the HireQuest Health franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18.0% of the gross margin for the territory. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume. Royalty fees from the Snelling and SearchPath franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal.

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

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Our estimated workers’ compensation claims liability was $6.6 million at December 31, 2023, versus $5.9 million at December 31, 2022. The increase is due to claims developing higher than expected. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

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

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for losses on notes receivable was approximately $623 thousand and $260 thousand at December 31, 2023 and December 31, 2022, respectively.

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

Annual assessments are conducted in the context of information that is reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; labor cost and availability; operational efficiency, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of August 31, 2024; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

Other intangible assets are recorded at cost or, when acquired as a part of a business combination, at estimated fair value. These assets include customer relationships, technology-related assets, trademarks, and other intellectual property. Intangible assets that have definite lives are amortized using a method that reflects the pattern in which the economic benefits of the assets are consumed or the straight-line method over estimated useful lives of 5 to 15 years. Intangible assets with indefinite lives are subject to at least annual impairment testing, which are conducted each calendar year in the fourth quarter. The impairment testing compares the fair value of the intangible asset with its’ carrying amount using the relief from royalty method or the comparable sales method, depending on the asset. The relief from royalty method uses cash flow projections and a discount rate to calculate the fair value of intellectual property while the comparable sales approach relies on recent sales of similar assets by unrelated companies. The key assumptions used for the relief from royalty method include projected revenues and profit margins, an assumed royalty rate, and the current discount and tax rates. For the comparable sales approach, we rely on public reports of recent sales that we believe are best representative of each asset being evaluated.

The test completed for 2023 indicated the fair value of goodwill exceeds its carrying value. Interim tests may be required if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying value or change the useful life of the asset. Many of the factors used in assessing fair value are outside the control of management, and it is reasonably likely that assumptions and estimates will change in future periods. These changes could result in future impairments.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HireQuest, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of HireQuest, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit.

We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Workers’ Compensation Claims Liability

The Company’s workers’ compensation claims liability balance was $6.6 million as of December 31, 2023. As further described in Notes 1 and 5 to the consolidated financial statements, the Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, the Company engages an independent actuary to estimate the future costs of these claims.

We identified the worker’s compensation claims liability as a critical audit matter. The principal considerations for our determination are the complexity and subjectivity of the judgments, estimates and assumptions that management utilized in determining their liability for workers’ compensation claims. This required a high degree of auditor effort and judgment in evaluating management’s estimates and assumptions as it relates to the workers’ compensation liability, including the use of an auditor’s specialist.

The primary procedures we performed to address this critical audit mater included:

●

We obtained an understanding of management’s process for the determination of the workers’ compensation claims liability, including the actuarial methods and assumptions utilized to support the liability calculations.

●	We reconciled the estimate per the actuarial report to the Company’s liability recorded in the general ledger.
●	We tested the completeness and accuracy of the historical loss claims data provided to the Company’s actuary used in the development of the workers’ compensation claims liability.
●

We engaged an actuary as an auditor's specialist to independently assess the Company's consulting actuary's selection of actuarial methods and assumptions and to evaluate the reasonableness of the resulting workers' compensation claims liability estimate.

/s/ FORVIS, LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 21, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HireQuest, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of HireQuest, Inc. (the “Company”) as of December 31, 2022, the related statement of operations, changes in stockholders' equity, and cash flows for the year ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

  /s/ Plante & Moran, PLLC

We served as the Company’s auditor from 2017 to 2023.

Denver, Colorado

March 21, 2023

HireQuest, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands except par value data)	2023	2022
ASSETS
Current assets
Cash	$1,342	$3,049
Accounts receivable, net of allowance for doubtful accounts	44,394	45,728
Notes receivable	1,788	817
Prepaid expenses, deposits, and other assets	3,283	1,833
Prepaid workers' compensation	646	503
Total current assets	51,453	51,930
Property and equipment, net	4,280	4,353
Workers’ compensation claim payment deposit	1,469	1,231
Franchise agreements, net	21,440	23,144
Other intangible assets, net	10,162	10,690
Goodwill	5,870	5,870
Deferred tax asset	325	-
Other assets	102	325
Notes receivable, net of current portion and reserve	7,834	2,675
Intangible assets held for sale - discontinued operations	891	3,065
Total assets	$103,826	$103,283
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$137	$448
Line of credit	14,119	12,543
Term loans payable	514	704
Other current liabilities	2,338	3,408
Accrued wages, benefits and payroll taxes	4,286	5,602
Due to franchisees	9,881	9,846
Risk management incentive program liability	565	877
Workers' compensation claims liability	3,871	3,352
Total current liabilities	35,711	36,780
Term loans payable, net of current portion	132	3,291
Workers' compensation claims liability, net of current portion	2,766	2,573
Deferred tax liability	-	60
Franchisee deposits	2,485	2,325
Total liabilities	41,094	45,029
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 13,997 and 13,918 shares issued, respectively	14	14
Additional paid-in capital	34,527	32,844
Treasury stock, at cost - 44 and 40 shares, respectively	(146)	(146)
Retained earnings	28,337	25,542
Total stockholders' equity	62,732	58,254
Total liabilities and stockholders' equity	$103,826	$103,283

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

	Year ended
	December 31,	December 31,
(in thousands, except per share data)	2023	2022
Franchise royalties	$35,813	$28,897
Service revenue	2,069	2,055
Total revenue	37,882	30,952
Selling, general and administrative expenses	24,448	12,874
Depreciation and amortization	2,793	2,040
Income from operations	10,641	16,038
Other miscellaneous expense	(1,738)	(2,047)
Interest income	263	247
Interest and other financing expense	(1,386)	(368)
Net income before income taxes	7,780	13,870
Provision for income taxes	1,345	1,895
Net income from continuing operations	6,435	11,975
(Loss) income from discontinued operations, net of tax	(300)	483
Net income	$6,135	$12,458

Basic earnings per share
Continuing operations	$0.47	$0.87
Discontinued operations	(0.02)	0.04
Total	$0.45	$0.91

Diluted earnings per share
Continuing operations	$0.47	$0.87
Discontinued operations	(0.02)	0.04
Total	$0.45	$0.91

Weighted average shares outstanding
Basic	13,733	13,654
Diluted	13,801	13,721

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury stock	Additional paid-in	Retained	Total stockholders'
(in thousands)	Shares	Par value	amount	capital	earnings	equity
Balance at December 31, 2021	13,745	$14	$(146)	$30,472	$16,395	$46,735
Stock-based compensation	-	-	-	2,372	-	2,372
Cash dividends ($0.06 per share)	-	-	-	-	(3,311)	(3,311)
Restricted common stock granted for services	173	-	-	-	-	-
Net income	-	-	-	-	12,458	12,458
Balance at December 31, 2022	13,918	14	(146)	32,844	25,542	58,254
Stock-based compensation	-	-	-	1,683	-	1,683
Cash dividends ($0.06 per share)	-	-	-	-	(3,340)	(3,340)
Restricted common stock granted for services	79	-	-	-	-	-
Net income	-	-	-	-	6,135	6,135
Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Cash Flow

	Year ended
	December 31,	December 31,
(in thousands)	2023	2022
Cash flows from operating activities
Net income	$6,135	$12,458
Loss (income) from discontinued operations	300	(483)
Net income from continuing operations	6,435	11,975
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,793	2,040
Non-cash interest and loss on debt extinguishment	354	95
Allowance for losses on notes receivable	540	350
Stock based compensation	1,683	2,372
Deferred taxes	(349)	(412)
Loss on disposition of intangible assets	2,027	2,233
Changes in operating assets and liabilities:
Accounts receivable	1,334	(974)
Prepaid expenses, deposits, and other assets	(1,452)	(9)
Prepaid workers' compensation	(143)	(134)
Accounts payable	(311)	(2,192)
Risk management incentive program liability	(312)	(755)
Other current liabilities	(1,153)	230
Accrued wages, benefits and payroll taxes	(1,316)	1,450
Due to franchisees	35	2,350
Workers’ compensation claim payment deposit	(238)	(284)
Workers' compensation claims liability	712	(2,325)
Net cash provided by operating activities - continuing operations	10,639	16,010
Net cash provided by operating activities - discontinued operations	(18)	868
Net cash provided by operating activities	10,621	16,878
Cash flows from investing activities
Purchase of acquisitions	(9,750)	(32,355)
Purchase of property and equipment	(98)	(100)
Proceeds from the sale of purchased locations	2,273	9,317
Proceeds from payments on notes receivable	919	799
Cash issued for notes receivable	(198)	(125)
Investment in intangible assets	(390)	(1,377)
Net change in franchisee deposits	160	267
Net cash used in investing activities	(7,084)	(23,574)
Cash flows from financing activities
Payment on term loan payable	(3,349)	(571)
Payments related to debt issuance	(131)	-
Net proceeds from revolving line of credit	1,576	12,371
Payment of dividends	(3,340)	(3,311)
Net cash (used in) provided by financing activities	(5,244)	8,489
Net (decrease) increase in cash	(1,707)	1,793
Cash, beginning of period	3,049	1,256
Cash, end of period	$1,342	$3,049
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	7,392	350
Amounts payable related to the purchase of acquisition	-	1,800
Supplemental disclosure of cash flow information
Interest paid	1,348	273
Income taxes paid	2,817	3,048

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

On  December 4, 2023 we completed our acquisition of TEC Staffing Services (“TEC”) to acquire ten locations in Arkansas for $9.8 million. TEC has been a premier provider of staffing services to the employers and workers in Northwest and Central Arkansas for over 40 years.

On  January 24, 2022 we completed our acquisition of Temporary Alternatives, Inc. (“Temporary Alternatives”) to acquire three locations in west Texas and New Mexico for $7.0 million, inclusive of $336 thousand of adjusted net working capital payable. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, Texas. On  February 21, 2022 we completed our acquisition of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively, “Dubin”). We acquired their staffing operations for $2.5 million, inclusive of a $300 thousand note payable and $62 thousand of adjusted net working capital payable. Dubin provides executive placement services and commercial staffing in the Philadelphia metropolitan area. On  February 28, 2022 we completed our acquisition of Northbound Executive Search, LTD. (“Northbound”) to acquire their operations for $11.4 million, inclusive of a $1.5 million note payable and $328 thousand of adjusted net working capital payable. Northbound provides executive placement and short-term consultant services primarily to blue-chip clients in the financial services industry. On  December 12, 2022 we completed our acquisition of MRINetwork (“MRI”) to acquire certain assets of their network for $13.3 million, inclusive of $60 thousand of contingent consideration and $223 thousand of adjusted net working capital payable. MRI is the third-largest executive recruiting network in the world, headquartered in Delray Beach, Florida. MRI provides executive placement services and commercial staffing across the US and internationally.

For additional information related to these transactions, see Note 2 - Acquisitions.

As of  December 31, 2023 we had approximately 427 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 73 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Foreign Currency Translation

The functional currency of the company and all of its' subsidiaries is the United States dollar. Certain franchises located outside the United States may transact business in their local currency. As a result, some accounts receivable may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero at December 31, 2023 and 2022, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents consists of demand deposits, including interest-bearing accounts with original maturities of three months or less, held in banking institutions and a trust account.

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6.0% to 8.0%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchisee, the HireQuest Health franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18.0% of the gross margin for the territory. The MRI franchisees with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For contract staffing, MRI franchisees pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchisee to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume. Royalty fees from the Snelling and SearchPath franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal.

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

Advertising fund revenue includes contributions to our National Advertising Fund by franchisees. Revenue related to these contributions is based on a percentage of sales of certain franchised locations and is recognized as earned.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Year ended
	December 31,	December 31,
	2023	2022
HireQuest Direct model	$15,640	$16,224
HireQuest, Snelling, DriverQuest, HireQuest Health, and Northbound	12,318	12,204
MRI	7,855	469
Total	$35,813	$28,897

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

Notes Receivable

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flow, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for credit losses on notes receivable was approximately $623 thousand and $260 thousand at  December 31, 2023 and  December 31, 2022, respectively.

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

Notes receivable from non-franchisees consist primarily of amounts due to us from the sale of non-core assets acquired after an acquisition. We report notes receivable from non-franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally unsecured. We monitor the financial condition of our debtors and evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our reserve for credit losses on notes receivable from non-franchisees was $-0- at  December 31, 2023 and  December 31, 2022.

Stock-Based Compensation

Periodically, we issue restricted common shares to our officers, directors, or employees. Command Center, an entity we merged with in 2019, previously issued options to purchase common shares and several of those remain in effect. We measure compensation costs for equity awards at their fair value on their grant date and expense these costs over the service period on a straight-line basis for each separately vesting portion of the award as if the award was, in substance, multiple awards. The grant date fair value of stock awards is based on the quoted price of our common stock on the grant date. The grant date fair value of option awards is determined using the Black-Scholes valuation model.

Debt Issuance Costs

Debt issuance costs associated with our revolving line of credit is capitalized and presented as prepaid expenses, deposits, and other assets. Because debt issuance costs are related to a line of credit, they are presented as an asset, rather than a decrease to debt. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. Capitalized debt issuance costs were approximately $109 thousand and $334 thousand at December 31, 2023 and December 31, 2022, respectively.

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

Impairment - Intangible Assets

Indefinite-lived intangible assets are tested annually for impairment during the fourth quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the indefinite-lived intangible asset is more likely than not impaired. Such indicators  may include a deterioration in macroeconomic conditions; a significant increase in cost factors; negative overall financial performance (including a decline in our expected future cash flows); entity-specific changes in key personnel, strategy or customers; and industry considerations including competition, legal, regulatory, contractual or asset-specific factors, among others. The occurrence of these indicators could have a significant impact on the recoverability of the indefinite-lived intangible assets and could have a material impact on our consolidated financial statements. For purposes of our impairment test, the assessment of indefinite-lived intangibles is performed at the asset level.

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment  may exist (see "Impairment" below). These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At  December 31, 2023 we had a single reporting unit.

There were no changes to our goodwill in 2023. The table below summarizes our goodwill at  December 31, 2023 and at December 31, 2022 (in thousands):

Goodwill recorded on acquisition of Temporary Alternatives	375
Goodwill recorded on acquisition of Dubin	200
Goodwill recorded on acquisition of Northbound	500
Goodwill recorded on acquisition of MRI	4,795
Goodwill balance at December 31, 2023	$5,870

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

Based on our annual assessment, we have concluded that it is more likely than not the fair value of our reporting unit exceeds its carrying value and our goodwill was not impaired.

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

Asset Acquisitions

When we purchase a group of assets in a transaction that is not accounted for as a business combination, either because the group of assets does not meet the definition of a business or because substantially all of the fair value of the gross assets acquired are concentrated in a single asset or group of similar assets, we account for the transaction using a cost accumulation model with the cost of the acquisition allocated to the acquired assets based on their relative fair values. Goodwill is not recognized. In an asset acquisition, direct transaction costs are treated as consideration transferred to acquire the group of assets and are capitalized as a component of the cost of the assets acquired. Our acquisitions may include contingent consideration. Any contingent consideration is measured at fair value at the date of acquisition. Contingent consideration is remeasured at fair value each reporting period with subsequent changes in the fair value of the contingent consideration recognized during the period.

Earnings per Share

We calculate basic earnings (loss) per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings (loss) per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at December 31, 2023 and December 31, 2022 totaled approximately 155 thousand and 215 thousand, respectively.

Diluted common shares outstanding were calculated using the treasury stock method and are as follows (in thousands):

	Year ended
	December 31,	December 31,
	2023	2022
Weighted average number of common shares used in basic net income per common share	13,733	13,654
Dilutive effects of stock options and unvested restricted stock	68	67
Weighted average number of common shares used in diluted net income per common share	13,801	13,721

Property and Equipment

We record property and equipment at cost. We compute depreciation using the straight-line method over the estimated useful lives. Land is not depreciated. Repairs and maintenance are expensed as incurred. When assets are sold or retired, we eliminate cost and accumulated depreciation from the consolidated balance sheet and reflect a gain or loss in the consolidated statement of income. The estimated useful lives of property and equipment are as follows:

●	Buildings – 40 years
●	Building improvements – 15 years
●	Computers, furniture, and equipment – 5 to 7 years.
●	Leasehold improvements – lesser of useful life or remaining lease term

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services from customers of franchisees and of accounts receivable originating at company-owned locations. At December 31, 2023 and at December 31, 2022, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For contract staffing services provided by MRI offices and for our company-owned office, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and write off past due balances when it is probable that the receivable will not be collected. Our allowance for doubtful accounts on accounts receivable for contract staffing services provided by MRI offices and generated by our company-owned office was approximately $199 thousand and $70 thousand at December 31, 2023 and December 31, 2022, respectively.

Advertising and Marketing Costs

We expense advertising and marketing costs as we incur them. These costs were $1.2 million and $272 thousand in 2023 and 2022, respectively. These costs are included in general and administrative expenses.

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

		December 31, 2023
	Total	Level 1	Level 2	Level 3
Cash	$1,342	$1,342	$-	$-
Notes receivable	9,622	-	9,622	-
Accounts receivable	44,394	-	44,394	-
Total assets at fair value	$55,358	$1,342	$54,016	$-

Term loan payable	$646	$-	$646	$-
Line of credit	14,119	-	14,119	-
Total liabilities at fair value	$14,765	$-	$14,765	$-

		December 31, 2022
	Total	Level 1	Level 2	Level 3
Cash	$3,049	$3,049	$-	$-
Notes receivable	3,492	-	3,492	-
Accounts receivable	45,728	-	45,728	-
Total assets at fair value	$52,269	$3,049	$49,220	$-

Term loan payable	$3,995	$-	$3,995	$-
Line of credit	12,543	-	12,543	-
Total liabilities at fair value	$16,538	$-	$16,538	$-

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

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $70 thousand and $62 thousand during the years ended  December 31, 2023 and December 31, 2022, respectively

Recently Adopted And Not Yet Adopted Accounting Pronouncements

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

In  October 2021, the FASB issued ASU 2021-08, Business Combinations – Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The guidance is intended to improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice. The guidance requires an acquirer to recognize and measure contract assets and liabilities acquired in a business combination in accordance with Topic 606 as if it had originated the contracts, as opposed to at fair value on the acquisition date. The standard became effective for the Company on  January 1, 2023 and was applied prospectively to acquisitions occurring after the adoption date. The adoption of this new guidance did not have a material impact on the Company’s financial statements and related disclosures.

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

In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Retrospective application is required for all periods presented. ASU 2023-07 is not expected to have a significant impact on the Company's financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis with retrospective application permitted. ASU 2023-09 is not expected to have a significant impact on the Company's financial statements.

There are no other new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures.

Note 2 – Acquisitions

Business Combinations

Temporary Alternatives

On  January 24, 2022, we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of an Asset Purchase Agreement dated  January 10, 2022, including three locations in West Texas and New Mexico for $7.0 million, inclusive of a prescribed amount of net working capital. Temporary Alternatives was a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. The acquisition of Temporary Alternatives expanded our national footprint into West Texas and grow our franchise base.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Temporary Alternatives had occurred on  January 1, 2021, (b) all of Temporary Alternative’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $523 thousand is included in our consolidated statement of income for the year ended  December 31, 2023.

	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$37,882	$31,097
Net income	6,135	13,312
Basic earnings per share	$0.45	$0.98
Basic weighted average shares outstanding	13,733	13,654
Diluted earnings per share	$0.45	$0.98
Diluted weighted average shares outstanding	13,801	13,721

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

The Dubin Group, Inc., and Dubin Workforce Solutions

On  February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated  January 19, 2022 for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia metro area. The acquisition of Dubin expedited growth into a new staffing vertical, expand our national footprint, and grew our franchise base.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Dubin had occurred on  January 1, 2021, (b) all of Dubin’s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $104 thousand is included in our consolidated statement of income for the year ended  December 31, 2023.

	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$37,882	$31,303
Net income	6,135	12,429
Basic earnings per share	$0.45	$0.91
Basic weighted average shares outstanding	13,733	13,654
Diluted earnings per share	$0.45	$0.91
Diluted weighted average shares outstanding	13,801	13,721

These calculations reflect increased amortization expense, increased payroll expense, increased SG&A expense, the elimination of gains associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2021.

In connection with the acquisition, we divided Dubin into separate businesses and sold certain assets related to the operations of one of the acquired locations. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $350 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $478 thousand during the three months ended  March 31, 2022. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $628 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended  December 31, 2022 resulting in a net recognized gain of approximately $150 thousand. The remaining assets related to the operations of the other acquired locations have not been sold and as of  December 31, 2023 are classified as held-for-sale and the operating results are reported as “Income from discontinued operations, net of tax.” We are actively working to sell these assets. In the meantime, we operate the Philadelphia location as a company-owned branch.

Northbound Executive Search

On  February 28, 2022 we completed our acquisition of certain assets of Northbound Executive Search, LTD (“Northbound”) in accordance with the terms of an Asset Purchase Agreement dated  January 25, 2022, for approximately $11.4 million, inclusive of a $1.5 million note payable and a prescribed amount of working capital. Northbound provides executive placement and short-term consultant services primarily to blue chip clients in the financial services industry. The acquisition of Northbound expedited our growth into a new staffing vertical, expanded our national footprint, and grew our franchise base.

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

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of Northbound had occurred on  January 1, 2021, (b) all of Northbound's operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $1.1 million is included in our consolidated statement of income for the year ended  December 31, 2023.

	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$37,882	$31,140
Net income	6,135	13,510
Basic earnings per share	$0.45	$0.99
Basic weighted average shares outstanding	13,733	13,654
Diluted earnings per share	$0.45	$0.99
Diluted weighted average shares outstanding	13,801	13,721

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2021.

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million scheduled to mature on  March 1, 2025 that bears interest at 4.0%. For additional information related to the term loan see Note 4 - Line of Credit and Term Loans.

Immediately after the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the operating assets was $6.4 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $1.3 million which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. The franchisee that purchased these operating assets is a related party. For more information, see Note 3 - Related Party Transactions regarding the Worlds Franchisees. We provisionally recognized a loss of approximately $1.7 million. Subsequently, the fair value of assets acquired were adjusted in conjunction with a third-party valuation and the net working capital reconciliation. These adjustments included a decrease in the loss of approximately $389 thousand, which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income for the year ended  December 31, 2022.

MRI
On December 12, 2022, we completed our acquisition of certain assets of MRI in accordance with the terms of an Asset Purchase Agreement dated  November 16, 2022, for approximately $13.3 million, inclusive of a $60 thousand of contingent consideration and net working capital of approximately $223 thousand. MRI provides executive placement as well as commercial staffing. T he acquisition of MRI expedited our growth into a new staffing vertical, expanded our national footprint, and grew our franchise base.

The following table summarizes the estimated fair values of the identifiable assets acquired and liabilities assumed as of the acquisition date:

Cash consideration	$13,000
Contingent consideration	60
Net working capital payable	223
Total consideration	$13,283

Franchise relationships	$5,640
Trade name	2,180
Royalty receivable	575
Current assets	581
Goodwill	4,795
Current liabilities assumed	(488)
Purchase price allocation	$13,283

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of MRI. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of MRI had occurred on  January 1, 2021, (b) all of MRI"s operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $7.9 million are included in our consolidated statement of income for the year ended  December 31, 2023.

	Year Ended
	December 31, 2023	December 31, 2022
Total revenue	$37,882	$41,995
Net income	6,135	17,813
Basic earnings per share	$0.45	$1.30
Basic weighted average shares outstanding	13,733	13,654
Diluted earnings per share	$0.45	$1.30
Diluted weighted average shares outstanding	13,801	13,721

These calculations reflect increased amortization expense, increased selling, general and administrative expenses, the elimination of transaction related costs, and the consequential tax effects that would have resulted had the acquisition closed on January 1, 2021.

Asset Acquisitions

TEC, The Employment Company

On December 4, 2023 we completed our acquisition of the customer relationships of TEC, The Employment Company in accordance with the terms of the Asset Purchase Agreement dated October 23, 2023 (the “TEC Agreement”). TEC was a premier provider of industrial staffing services to the employers in Northwest and Central Arkansas for over 40 years.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date:

Cash consideration	$9,750
Total consideration	$9,750

Customer relationships	$9,750

We determined the TEC transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the customer relationships. Accordingly, no pro forma financial information is presented.

Franchise royalties attributable to the acquiree of approximately $107 thousand are included in our consolidated statement of income for the year ended  December 31, 2023.

Immediately after the acquisition, we sold all of the assets acquired. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the assets was approximately $7.6 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $2.1 million which is reflected on the line item, "Other miscellaneous expense," in our consolidated statement of income.

Note 3 – Related Party Transactions

Prior to entering into a new related party transaction which is disclosable, the Audit Committee reviews and monitors all relevant information available. In addition, the Audit Committee reviews a summary of related parties and related party transactions on a quarterly basis. The Audit Committee, in its sole discretion,  may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion,  may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

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

During the year ended  December 31, 2023 and  December 31, 2022, Jackson Insurance and Bass invoiced HQI approximately $1.7 million and $336 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums. As of December 31, 2023 and  December 31, 2022, Jackson Insurance and Bass was owed $-0-.

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

During the year ended  December 31, 2023 and  December 31, 2022, Insurance Technologies invoiced HQI approximately $443 thousand and $245 thousand, respectively, for services provided pursuant to this agreement. As of December 31, 2023 and  December 31, 2022, Insurance Technologies was owed $-0- and $35 thousand, respectively.

The Worlds Franchisees

Mr. Hermanns' children and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 34 Worlds Franchisees at December 31, 2023 that operated 70 of our 427 offices. There were 27 Worlds Franchisees that operated 67 of our 435 offices at December 31, 2022.

Balances regarding the Worlds Franchisees are summarized below:

	December 31,	December 31,
	2023	2022
Due to franchisee	$2,677	$1,154
Risk management incentive program liability	267	234

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31,	December 31,
	2023	2022
Franchisee royalties	$9,577	$8,676

Note 4 – Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of December 31, 2023 this has not been exercised. The Senior Credit Facility replaced the Company's prior $60 million credit agreement with Truist Bank. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of December 31, 2023 we were in compliance with all covenants.

Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  December 31, 2023 the effective interest rate was approximately 6.7%. The Senior Credit Facility will mature on  February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the year ended  December 31, 2023.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative, and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restricting certain payments including dividends unless certain conditions are met, transactions with affiliates, investments, engaging in business other than the current business of the Company and business reasonably related thereto, and sale/leaseback transactions. The Credit Agreement and other loan documents also contain customary events of default including, without limitation, payment default, material breaches of representations and warranties, breach of covenants, cross-default on material indebtedness, certain bankruptcies, certain ERISA violations, material judgments, change in control, termination or invalidity of any guaranty or security documents, and defaults under other loan documents. The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Company as collateral including, without limitation, their accounts and notes receivable, intellectual property and the real estate owned by HQ Real Property Corporation.

At  December 31, 2023, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  December 31, 2023 (in thousands):

2024	$514
2025	132
Total future maturities	$646

Note 5 – Workers’ Compensation Insurance and Reserves

Beginning in March 2014, one of predecessor entities ("Legacy HQ") obtained its workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”) in all states in which it operated, other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company ("HQ Ins."), a North Carolina protected cell captive insurance company, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured during this time period. Effective July 15, 2019, we terminated our deductible reimbursement policy with HQ Ins. and have assumed the primary responsibility for all claims up to the deductible occurring on or after July 15, 2019. The primary responsibility of all claims occurring before July 15, 2019 remains with HQ Ins. We assumed the Legacy HQ policy with ACE.

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

Under these high deductible programs, HQI is effectively self-insured. Per our contractual agreements with ACE, we must provide collateral deposits of approximately $9.2 million, which we accomplished by providing letters of credit under our agreement with Bank of America. For workers’ compensation claims originating in the monopolistic jurisdictions of Washington, North Dakota, Ohio, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

The following table reflects the changes in our workers' compensation claims liability:

	December 31,	December 31,
	2023	2022
Estimated future claims liabilities at the beginning of the period	$5,925	$8,249
Claims paid during the period	(5,192)	(3,936)
Additional future claims liabilities recorded during the period	5,904	1,612
Estimated future claims liabilities at the end of the period	$6,637	$5,925

Note 6 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of franchised offices:

Franchised offices, December 31, 2021	217
Purchased in 2022 (net of sold locations)	207
Opened in 2022	16
Closed in 2022	(5)
Franchised offices, December 31, 2022	435
Purchased in 2023	7
Opened in 2023	14
Closed in 2023	(29)
Franchised offices, December 31, 2023	427

At December 31, 2023 HQI had one company-owned office, which is the Philadelphia location acquired in the Dubin acquisition. At December 31, 2022 HQI had two company-owned offices, which were the staffing division acquired in the Dental Power acquisition and the Philadelphia location acquired in the Dubin acquisition. Activity from these locations are classified as held-for-sale and reported as discontinued operations.

Note 7 – Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. We intend to continue to pay a quarterly dividend, based on our business results and financial position. The following common share dividends were paid during 2023 and 2022 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2022	$0.06	$822
June 1, 2022	0.06	827
September 1, 2022	0.06	829
December 1, 2022	0.06	833
March 1, 2023	0.06	833
June 1, 2023	0.06	835
September 1, 2023	0.06	836
December 1, 2023	0.06	836

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

In  September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During 2023, we issued 9,375 shares valued at approximately $158 thousand under this program. During 2022, we issued approximately 10 thousand shares valued at approximately $155 thousand under this program.

In 2023, we issued 12,498 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $231 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 10,413 shares vested equally over the three months post grant. The remaining 2,085 shares were issued pursuant to our share purchase match program. Also in 2023, we issued 6,131 shares pursuant to our share purchase match program related to open market purchases by members of our Board of Directors.

Also in 2023, we issued 65,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.3 million to key employees for their services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the three months post grant. Of the remaining shares, 55,000 vest over 4 years and 1,159 shares were issued pursuant to our share purchase match program and vest the second anniversary of the date of grant.

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

The following table summarizes our restricted stock outstanding at December 31, 2021, and changes during the years ended December 31, 2022 and December 31, 2023 (number of shares in thousands):

	Shares	Weighted average grant date price
Non-vested, December 31, 2021	196	11.26
Granted	173	15.97
Vested	(167)	11.46
Non-vested, December 31, 2022	202	15.15
Granted	79	19.43
Vested	(126)	15.50
Non-vested, December 31, 2023	155	17.52

At December 31, 2023, there was unrecognized stock-based compensation expense totaling approximately $1.6 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at December 31, 2023 and December 31, 2022. All outstanding stock options were vested at December 31, 2023 and  December 31, 2022. There were no options issued in 2023 or 2022.

The following table summarizes our stock options outstanding at December 31, 2021, and changes during the years ended December 31, 2022 and December 31, 2023 (number of shares in thousands):

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2021	13	$5.47	$2.98
Granted	-	-	-
Outstanding, December 31, 2022	13	5.47	2.98
Granted	-	-	-
Outstanding, December 31, 2023	13	5.47	2.98

The following table summarizes additional information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $15.35 on December 29, 2023 (number of shares and intrinsic value in thousands):

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	13	$5.47	4.23	$128
Exercisable	13	5.47	4.23	128

Note 9 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation (in thousands):

	December 31,	December 31,
	2023	2022
Land	$472	$472
Buildings and improvements	4,147	4,115
Furniture and fixtures	730	663
Accumulated depreciation	(1,069)	(897)
Total property and equipment, net	$4,280	$4,353

We own our corporate headquarters in Goose Creek, SC. Excess capacity is leased to an unrelated third party. Gross rental income was approximately $186 thousand and $195 thousand during the years ended December 31, 2023 and December 31, 2022, respectively, and is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Depreciation expense related to property and equipment totaled approximately $172 thousand and $201 thousand during the years ended  December 31, 2023 and December 31, 2022, respectively.

Note 10 – Intangible Assets

The following table reflects our intangible assets (in thousands except useful life):

		December 31, 2023			December 31, 2022
	Estimated useful life (in years)	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15	$25,556	$(4,116)	$21,440	$25,556	$(2,412)	$23,144
Customer lists	10	-	-	-	-	-	-
Purchased software	7	3,200	(1,029)	2,171	3,200	(571)	2,629
Internally developed software	5	2,683	(498)	2,185	2,294	(39)	2,255
Total finite-lived intangible assets		$31,439	$(5,643)	$25,796	$31,050	$(3,022)	$28,028
Indefinite-lived intangible assets:
Domain name	Indefinite	$2,226	$-	$2,226	$2,226	$-	$2,226
Trade name	Indefinite	3,580	-	$3,580	3,580	-	3,580
Total intangible assets		$37,245	$(5,643)	$31,602	$36,856	$(3,022)	$33,834

Amortization expense related to intangible assets totaled approximately $2.6 million and $2.2 million during the years ended  December 31, 2023 and December 31, 2022, respectively.

The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2023 (in thousands):

2024	$2,625
2025	2,626
2026	2,625
2027	2,587
2028	2,051
Thereafter	13,282
Total future amortization	$25,796

Note 11 – Commitments and Contingencies

Franchise Acquisition Indebtedness

We financed the sale of several acquired offices to new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2023 and December 31, 2022 was approximately $8.2 million and $2.8 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2023.

Note 12 – Income Tax

The provision for income taxes is comprised of the following (in thousands):

	December 31,	December 31,
	2023	2022
Current taxes
Federal	$1,080	$1,874
State	614	434
Total current taxes	1,694	2,308
Deferred taxes
Federal	(332)	(279)
State	(17)	(134)
Total deferred taxes	(349)	(413)
Provision for income taxes	$1,345	$1,895

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows (in thousands):

	December 31,	December 31,
	2023	2022
Deferred tax assets
Workers' compensation claims liability	1,578	$1,227
Bad debt reserve	49	17
Accrued vacation	80	73
Impairment of notes receivable	153	63
Stock based compensation	92	268
Net operating loss carryforward	92	123
Other	40	87
Total deferred tax asset	2,084	1,858
Deferred tax liabilities
Depreciation and amortization	(1,702)	(1,918)
Deferred gain on installment sale	(57)	-
Total deferred tax liabilities	(1,759)	(1,918)
Total deferred taxes, net	$325	$(60)

At December 31, 2023, the Company has a federal net operating loss carry-forward of approximately $209 thousand available to offset future federal taxable income. The federal net operating loss may be carried forward indefinitely, however, utilization of future net operating losses may be limited due to ownership changes under applicable sections of the Internal Revenue Code.

Management estimates that our effective tax rates were approximately 17.3% and 13.7% for 2023 and 2022, respectively. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows (in thousands except percentages):

	December 31, 2023		December 31, 2022
Income tax expense based on statutory rate	$1,634	21.0%	$2,913	21.0%
Non-deductible executive compensation	142	1.8%	120	0.9%
Stock based compensation	(77)	(1.0)%	(75)	(0.5)%
State income taxes expense net of federal taxes	468	6.0%	210	1.5%
WOTC	(925)	(11.9)%	(1,269)	(9.1)%
Other	103	1.3%	(4)	(0.0)%
Total taxes on income	$1,345	17.3%	$1,895	13.7%

U.S. federal income tax returns after 2020 remain open to examination. Generally, state income tax returns after 2019 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023, and December 31, 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.

Note 13 – Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $9.6 million and $3.5 million as of December 31, 2023 and  December 31, 2022, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $263 thousand and $247 thousand during the year ended  December 31, 2023 and  December 31, 2022, respectively.

We estimate the allowance for losses for franchisees separately from the allowance for losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $623 thousand and $260 thousand as of  December 31, 2023 and  December 31, 2022, respectively, for potentially uncollectible notes receivable from franchisees.

The following table summarizes changes in our notes receivable balance to franchisees (in thousands):

	December 31, 2023	December 31, 2022
Note receivable	$10,245	$3,752
Allowance for losses	(623)	(260)
Notes receivable, net	$9,622	$3,492

Notes Receivable from Non-Franchisees

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

We did not receive or recognize any interest income related to notes receivable from non-franchisees during the years ended December 31, 2023 or December 31, 2022. There was no balance due from non-franchisees at  December 31, 2023 or  December 31, 2022.

Note 14 – Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines. Dubin Workforce Solutions specialized in temporary labor assignments. The Dubin Group focused on permanent recruiting. We immediately sold the assets of Dubin Workforce Solutions to a new franchisee. There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition. We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2023, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price. The franchise continues to be actively marketed at a price that is reasonable given its results of operation. We expect to complete a sale of these assets within the next 12 months.

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

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $891 thousand and $3.1 million at December 31, 2023 and December 31, 2022, respectively. In conjunction with our annual impairment test of intangible assets in December of 2023, we recognized a loss of approximately $514 thousand related to a write down of the Dubin customer list.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Year ended
	December 31,	December 31,
	2023	2022
Revenue	$1,777	$6,313
Cost of staffing services	1,145	4,505
Gross profit	632	1,808
Selling, general and administrative expense	(713)	(795)
Gain on sale of intangible assets	197	-
Amortization	-	(384)
Impairment of intangible asset	(514)	-
Net (loss) income before income taxes	(398)	629
(Benefit) provision for income taxes	(98)	146
Net (loss) income	$(300)	$483

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

Notwithstanding the material weakness, which still existed as of December 31, 2023, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Based on our evaluation under the framework described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 in accordance with Item 308(a)(3) of Regulation S-K. The certifications required by Rule 13a-14 of the Exchange Act are filed as exhibits 31.1 and 31.2, respectively, to this Annual Report on Form 10-K.

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2023 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees billed to us by our principal accountant, FORVIS, LLP ("FORVIS") (PCAOB Firm ID No. 686), located in Tampa, Florida, will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this 10-K:

a)	Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)	Exhibits

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019)
3.2	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019.
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).
10.1	Employment Agreement effective November 13, 2023 by and among HQ LTS Corporation, HireQuest, Inc., and Steven G. Crane (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2023)
10.2

Employment Agreement effective September 1, 2023 by and among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2023)

10.3	Employment Agreement dated August 31, 2022, among HQ LTS Corporation, HireQuest, Inc., and Richard Hermanns (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on August 31, 2022).
10.4

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

10.5	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.6	Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.7 included as Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).
10.7	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).
10.8	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.9	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 15, 2020).
10.10	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.11	Loan Agreement dated as of February 28, 2023, among Bank of America, N.A. and HireQuest, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, filed with the SEC on March 1, 2023).
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of FORVIS (filed herewith).
23.2	Consent of Plante & Moran, PLLC (filed herewith).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Steven G. Crane, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and Steven G. Crane, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

97.1	Company Clawback Policy (filed herewith)
101.INS	Inline XBRL Instance Document (filed herewith)
101.SCH	Inline XBRL Taxonomy Extension Schema Document (filed herewith)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document (filed herewith)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document (filed herewith)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document (filed herewith)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with Section 13 and 15(d) of the Exchange Act, the registrant caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 21, 2024
Richard F. Hermanns	Date
President and Chief Executive Officer

POWER OF ATTORNEY

Each person whose individual signature appears below hereby authorizes and appoints Richard Hermanns, Steven G. Crane, and John McAnnar, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this annual report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes may lawfully do or cause to be done by virtue thereof.

In accordance with the Exchange Act, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Richard F. Hermanns	March 21, 2024
Richard F. Hermanns	Date
Director

/s/ Steven G. Crane	March 21, 2024
Steven G. Crane	Date
Chief Financial Officer and Principal Accounting Officer

/s/ Edward Jackson	March 21, 2024
Edward Jackson	Date
Director

/s/ R. Rimmy Malhotra	March 21, 2024
R. Rimmy Malhotra	Date
Director

/s/ Kathleen Shanahan	March 21, 2024
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 21, 2024
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 21, 2024
Jack A. Olmstead	Date