Form 10-Q
period 2024-03-31
HireQuest, Inc.
filed 2024-05-09
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of issuer's common stock outstanding at May 8, 2024: 14.0 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except par value data)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash	$1,569	$1,342
Accounts receivable, net of allowance for doubtful accounts	47,712	44,394
Notes receivable	1,897	1,788
Prepaid expenses, deposits, and other assets	2,693	3,283
Prepaid workers' compensation	1,194	646
Total current assets	55,065	51,453
Property and equipment, net	4,239	4,280
Workers’ compensation claim payment deposit	1,128	1,469
Deferred tax asset	284	325
Franchise agreements, net	21,014	21,440
Other intangible assets, net	10,031	10,162
Goodwill	5,870	5,870
Other assets	82	102
Notes receivable, net of current portion and allowance of $623 thousand	7,341	7,834
Intangible asset held for sale - discontinued operations	891	891
Total assets	$105,945	$103,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$90	$137
Line of credit	16,107	14,119
Term loans payable	476	514
Other current liabilities	1,220	2,338
Accrued payroll, benefits, and payroll taxes	4,592	4,286
Due to franchisees	10,123	9,881
Risk management incentive program liability	704	565
Workers' compensation claims liability	3,773	3,871
Total current liabilities	37,085	35,711
Term loan payable, net of current portion	-	132
Workers' compensation claims liability, net of current portion	2,571	2,766
Franchisee deposits	2,414	2,485
Total liabilities	42,070	41,094
Commitments and contingencies (Note 8)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 14,002 and 13,997 shares issued, respectively	14	14
Additional paid-in capital	34,889	34,527
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	29,118	28,337
Total stockholders' equity	63,875	62,732
Total liabilities and stockholders' equity	$105,945	$103,826

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2024	March 31, 2023
Franchise royalties	$7,831	$9,323
Service revenue	588	534
Total revenue	8,419	9,857
Selling, general and administrative expenses	5,619	5,844
Depreciation and amortization	698	697
Income from operations	2,102	3,316
Other miscellaneous income	37	43
Interest income	136	46
Interest and other financing expense	(243)	(540)
Net income before income taxes	2,032	2,865
Provision for income taxes	340	547
Net income from continuing operations	1,692	2,318
(Loss) income from discontinued operations, net of tax	(73)	312
Net income	$1,619	$2,630

Basic earnings (loss) per share
Continuing operations	$0.12	$0.17
Discontinued operations	-	0.02
Total	$0.12	$0.19

Diluted earnings (loss) per share
Continuing operations	$0.12	$0.17
Discontinued operations	-	0.02
Total	$0.12	$0.19

Weighted average shares outstanding
Basic	13,800	13,707
Diluted	13,886	13,782

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Three months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	362	-	362
Common stock dividends ($0.06 per share)	-	-	-	-	(838)	(838)
Restricted common stock granted	5	-	-	-	-	-
Net income	-	-	-	-	1,619	1,619
Balance at March 31, 2024	14,002	$14	$(146)	$34,889	$29,118	$63,875

Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	362	-	362
Common stock dividends ($0.06 per share)	-	-	-	-	(833)	(833)
Restricted common stock granted	9	-	-	-	-	-
Net income	-	-	-	-	2,630	2,630
Balance at March 31, 2023	13,927	$14	$(146)	$33,206	$27,339	$60,413

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
(in thousands)	March 31, 2024	March 31, 2023
Cash flows from operating activities
Net income	$1,619	$2,630
Income from discontinued operations	73	(312)
Net income from continuing operations	1,692	2,318
Adjustments to reconcile net income to net cash (used in) provided by operations:
Depreciation and amortization	698	697
Non-cash interest	7	328
Provision for bad debt	67	-
Stock based compensation	362	362
Deferred taxes	41	135
Loss on disposition of intangible assets	11	-
Changes in operating assets and liabilities:
Accounts receivable	(3,386)	(2,390)
Prepaid expenses, deposits, and other assets	603	372
Prepaid workers' compensation	(548)	(413)
Accounts payable	(47)	(241)
Risk management incentive program liability	139	239
Other current liabilities	(1,131)	760
Accrued payroll, benefits and payroll taxes	306	(1,326)
Due to franchisees	242	526
Workers' compensation claim payment deposit	342	(238)
Workers' compensation claims liability	(292)	(711)
Net cash (used in) provided by operating activities - continuing operations	(894)	418
Net cash used in operating activities - discontinued operations	(73)	(28)
Net cash (used in) provided by operating activities	(967)	390
Cash flows from investing activities
Purchase of property and equipment	-	(77)
Proceeds from payments on notes receivable	396	187
Cash issued for notes receivable	(13)	(25)
Investment in intangible asset	(99)	(82)
Net change in franchisee deposits	(71)	34
Net cash provided by investing activities	213	37
Cash flows from financing activities
Payments on term loan payable	(169)	(2,977)
Payments related to debt issuance	-	(131)
Net proceeds from revolving line of credit	1,988	8,672
Payment of dividends	(838)	(833)
Net cash provided by financing activities	981	4,731
Net increase in cash	227	5,158
Cash, beginning of period	1,342	3,049
Cash, end of period	$1,569	$8,207
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	-	2,000
Supplemental disclosure of cash flow information
Interest paid	236	204
Income taxes paid, net of refunds	78	4

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

(unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc., together with its subsidiaries, (“HQI,” the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two primary business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, "TradeCorp", "SearchPath", “Northbound Executive Search”, "Management Recruiters International", "Sales Consultants" and "MRI". HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling and TradeCorp specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search, MRI and SearchPath specialize in executive placement and consultant services.

On  December 4, 2023 we completed our acquisition of customer relationships and certain other assets of TEC, The Employment Company (“TEC”) for $9.8 million. TEC has been a premier provider of staffing services to the employers and workers in Northwest and Central Arkansas for over 40 years. For additional information related to these transactions, see Note 2 - Acquisitions.

As of  March 31, 2024, we had 428 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 80 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2023. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

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

Foreign Currency Translation

The functional currency of the company and all of its subsidiaries is the United States dollar. Certain franchises located outside the United States  may transact business in their local currency. As a result, some accounts receivable  may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero during the three months ended  March 31, 2024 and  March 31, 2023.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable consist of amounts due for staffing services provided to customers of franchisees and of accounts receivable originating at company-owned locations. At March 31, 2024, and  December 31, 2023, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable because we do not bear the risk of loss. Otherwise, estimates of expected credit losses on accounts receivable over their life would be recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts.

For specific MRI franchisees we share in the risk of loss on accounts receivable up to the credit limit set for each specific client. For contract staffing services provided by MRI offices and for our company-owned office, we record accounts receivable at face value less an allowance for doubtful accounts. We determine the allowance for doubtful accounts based on historical write-off experience, the age of the receivable, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of expected credit losses on these accounts receivable, if any. We review the allowance for doubtful accounts periodically and evaluate how conditions that existed during the historical charge-off period may differ from our current expectations and accordingly may revise our estimate of expected credit losses. Our allowance for doubtful accounts on company-owned and other applicable accounts receivable was approximately $266 thousand and $199 thousand at March 31, 2024, and  December 31, 2023, respectively.

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

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
HireQuest Direct	$3,823	$4,078
Snelling and HireQuest	2,110	$2,433
DriverQuest and TradeCorp	155	$137
HireQuest Health	94	$91
Northbound, MRI, and SearchPath	1,649	2,584
Total	$7,831	$9,323

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

The following table summarizes our allowance for credit losses at December 31, 2022 and changes during the year ended  December 31, 2023, and changes during the three months ended March 31, 2024.

Allowance for credit losses at December 31, 2022	$263
Provision for credit losses during 2023	540
Writeoffs charged against the allowance	(180)
Allowance for credit losses at December 31, 2023	623
Provision for credit losses during 2024	-
Allowance for credit losses at March 31, 2024	$623

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

Intangible Assets

Intangible assets acquired are initially recorded at fair value. We test our finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable. If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates. There were no intangible asset impairment charges during the three months ended  March 31, 2024 or  March 31, 2023.

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

The table below reflects information related to our intangible assets (in thousands).

		March 31, 2024			December 31, 2023
	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(4,542)	$21,014	$25,556	$(4,116)	$21,440
Purchased software	7 years	3,200	(1,143)	2,057	3,200	(1,029)	2,171
Internally developed software	5 years	2,782	(614)	2,168	2,683	(498)	2,185
Total finite-lived intangible assets		31,538	(6,299)	25,239	31,439	(5,643)	25,796
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	3,580	-	3,580	3,580	-	3,580
Total intangible assets		$37,344	$(6,299)	$31,045	$37,245	$(5,643)	$31,602

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

Goodwill

Goodwill represents the excess purchase price over the fair value of identifiable assets received attributable to business combinations. Goodwill is measured for impairment at least annually, or whenever events and circumstances arise that indicate an impairment may exist. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. We test for goodwill impairment at the reporting unit level. In assessing the value of goodwill, assets and liabilities are assigned to a reporting unit and the appropriate valuation methodologies are used to determine fair value at the reporting unit level. At March 31, 2024 we had a single reporting unit. There were no changes to our goodwill during the three months ended March 31, 2024.

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $329 thousand and $206 thousand during the three months ended March 31, 2024 and  March 31, 2023, respectively. These costs are included in general and administrative expenses.

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

Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  March 31, 2024 and  March 31, 2023 totaled approximately 165 thousand and 192 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Weighted average number of common shares used in basic net income per common share	13,800	13,707
Dilutive effects of unvested restricted stock and stock options	86	75
Weighted average number of common shares used in diluted net income per common share	13,886	13,782

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

The carrying amounts of cash, accounts receivable, accounts payable, the line of credit and all other current assets and liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the amortized cost basis as adjusted by an allowance for credit losses as we believe the stated interest rates reflects the prevailing market rates given our unique collateral position and the scarce capital resources willing to finance a franchise. The fair value of the term loan payable approximates its carrying value because current rates for similar borrowings do not have a material impact.

	March 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,569	$1,569	$-	$-
Notes receivable	9,238	-	9,238	-
Accounts receivable	47,712	-	47,712	-
Total assets at fair value	$58,519	$1,569	$56,950	$-

Term loans payable	$476	$-	$476	$-
Line of credit	16,107	-	16,107	-
Total liabilities at fair value	$16,583	$-	$16,583	$-

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,342	$1,342	$-	$-
Notes receivable	9,622	-	9,622	-
Accounts receivable	44,394	-	44,394	-
Total assets at fair value	$55,358	$1,342	$54,016	$-

Term loan payable	$646	$-	$646	$-
Line of credit	14,119	-	14,119	-
Total liabilities at fair value	$14,765	$-	$14,765	$-

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform ("Topic 848"), Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On December 21, 2022, the FASB issued ASU 2022-06, Reference Rate Reform ("Topic 848"), Deferral of the Sunset Date of Topic 848, which extends the period of time financial statement preparers can utilize the reference rate reform relief guidance contained in ASU 2022-04. The guidance provides optional practical expedients to ease the potential burden in accounting for contract modifications and hedge accounting related to reference rate reform. The provisions apply only to those transactions that reference the London Inter-Bank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. On February 28, 2023 the Company refinanced its credit agreement and a term loan that each referenced LIBOR into a replacement line of credit that references the Bloomberg Short-Term Bank Yield Index ("BSBY"), therefore the optional expedient is no longer relevant to the Company’s financial statements and related disclosures.

In  October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative. In U.S. Securities and Exchange Commission ("SEC") Release No. 33-10532, Disclosure Update and Simplification, issued  August 17, 2018, the SEC referred certain of its disclosure requirements that overlap with, but require incremental information to, U.S. GAAP to the FASB for potential incorporation into the FASB ASU. The ASU is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASU 2023-06 is the result of the Board’s decision to incorporate into the Codification 14 of the 27 disclosures referred by the SEC. Since we are already subject to the SEC’s existing disclosure requirements, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The adoption of this new guidance is not expected to have a significant impact on the Company's financial statements and related disclosures.

In  November 2023, FASB issued ASU 2023-07, Segment Reporting ("Topic 280"): Improvements to Reportable Segment Disclosures, which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after  December 15, 2023, and interim periods beginning after  December 15, 2024. Retrospective application is required for all periods presented. The adoption of this new guidance is not expected to have a significant impact on the Company's financial statements and related disclosures.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes ("Topic 740") - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after  December 15, 2024, on a prospective basis with retrospective application permitted. The adoption of this new guidance is not expected to have a significant impact on the Company's financial statements and related disclosures.

There are no other new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures.

Note 2 - Acquisitions

Asset Acquisitions

TEC, The Employment Company

On  December 4, 2023 we completed our acquisition of the customer relationships and certain other assets of TEC in accordance with the terms of the Asset Purchase Agreement dated  October 23, 2023 (the “TEC Agreement”). TEC was a premier provider of industrial staffing services to the employers in Northwest and Central Arkansas for over 40 years.

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

Franchise royalties attributable to the acquiree of approximately $347 thousand are included in our consolidated statement of income for the three months ended March 31, 2024.

Immediately after the acquisition, we sold all of the assets acquired. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the assets was approximately $7.6 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $2.1 million related to incentives given to the purchasers of the TEC assets by HQI which is reflected on the line item, "Other miscellaneous expense," in our consolidated statement of income for the year ended December 31, 2023.

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

During the three months ended  March 31, 2024 and March 31, 2023, Jackson Insurance and Bass invoiced HQI approximately $1.3 million and $4 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended March 31, 2024 and March 31, 2023, Insurance Technologies invoiced HQI approximately $124 thousand and $67 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  March 31, 2024 that operated 69 of our 428 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Franchisee royalties	$2,437	$2,438

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	March 31, 2024	December 31, 2023
Due to franchisee	$2,871	$2,677
Risk management incentive program liability	492	267

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  March 31, 2024 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  March 31, 2024 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the BSBY Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  March 31, 2024 the effective interest rate was approximately 6.6%. The Senior Credit Facility will mature on  February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand during the three months ended  March 31, 2023, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income.

The Credit Agreement and other loan documents contain customary representations and warranties, affirmative, and negative covenants, including without limitation, those covenants governing indebtedness, liens, fundamental changes, restricting certain payments including dividends unless certain conditions are met, transactions with affiliates, investments, engaging in business other than the current business of the Company and all of its subsidiaries and business reasonably related thereto, and sale/leaseback transactions. The Credit Agreement and other loan documents also contain customary events of default including, without limitation, payment default, material breaches of representations and warranties, breach of covenants, cross-default on material indebtedness, certain bankruptcies, certain ERISA violations, material judgments, change in control, termination or invalidity of any guaranty or security documents, and defaults under other loan documents. The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Company and all of its subsidiaries as collateral including, without limitation, their accounts and notes receivable, intellectual property and the real estate owned by HQ Real Property Corporation.

At  March 31, 2024, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  March 31, 2024 (in thousands):

2024	344
2025	132
Total future maturities	476

Note 5 - Workers’ Compensation Insurance and Reserves

Since July 15, 2019 we have obtained our workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”) in all states in which we operate other than monopolistic jurisdictions. The ACE policies are large deductible policies where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under these large deductible programs we are largely self-insured. Per our contractual agreements with ACE we must provide a collateral deposit of $9.2 million, which we accomplish by providing a letter of credit under our agreement with Bank of America. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid, or hours worked, within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Prior to July 15, 2019, one of our predecessor entities ("Legacy HQ") also obtained its workers’ compensation insurance through ACE in all states in which it operated other than monopolistic jurisdictions. The ACE policy was a high deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), an independent captive insurer, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured until the merger with Command Center. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins.

Command Center, the predecessor entity that acquired Legacy HQ in 2019, also obtained its workers’ compensation insurance through ACE. Pursuant to Command Center’s most recent policy, which expired on March 1, 2020, ACE provided insurance for covered losses and expenses in excess of $500 thousand per incident. Command Center’s ACE policy included a one-time obligation for the Company to pay any single claim filed under the Command Center policy within a policy year that exceeds $500 thousand (if any), but only up to $750 thousand for that claim. All other claims within the policy year were subject to the $500 thousand deductible. Effective July 15, 2019, in connection with the merger with Command Center, we assumed all of the workers’ compensation claims of Command Center.

Note 6 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2024 and 2023 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2023	0.06	833
June 1, 2023	0.06	835
September 1, 2023	0.06	836
December 1, 2023	0.06	836
March 1, 2024	0.06	838

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first three months of 2024, we issued 863 shares valued at approximately $12 thousand under this program. During the first three months of 2023, we issued 1,655 thousand shares valued at approximately $29 thousand under this program.

In the first three months of 2024, we issued 5,174 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $69 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 4,311 shares vested equally over the three months post grant. The remaining 863 shares were issued pursuant to our share purchase match program.

In the first three months of 2023, we issued 2,364 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $52 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 1,970 shares vested equally over the three months post grant. The remaining 394 shares were issued pursuant to our share purchase match program.

Also in the first three months of 2023, we issued 5,000 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $79 thousand to a key employee for services in lieu of cash compensation which vest over 4 years. Also in the first three months of 2023, we issued  1,261, shares of restricted common stock pursuant to the 2019 Plan to members of our Board of Directors valued at approximately $20 thousand that vest over 2 years.

The following table summarizes our restricted stock outstanding at December 31, 2023, and changes during the three months ended March 31, 2024 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2023	155	$17.52
Granted	5	13.34
Vested	(13)	15.46
Non-vested, March 31, 2024	147	17.55

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  March 31, 2024 and December 31, 2023.

The following table summarizes our stock options outstanding at December 31, 2023, and changes during the three months ended March 31, 2024 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2023	13	$5.47	$2.98
Granted	-	-	-
Outstanding, March 31, 2024	13	5.47	2.98

There were no non-vested stock options outstanding at March 31, 2024 or at  December 31, 2023.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $12.95 at March 31, 2024 (number of shares and intrinsic value in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	4.0	$97

At March 31, 2024, there was unrecognized stock-based compensation expense totaling approximately $1.3 million relating to non-vested restricted stock grants that will be recognized over the next 3.7 years.

Note 8 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $7.9 million and $8.2 million on  March 31, 2024 and December 31, 2023, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2024.

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

Our effective tax rate for continuing operations during the three months ended  March 31, 2024 and  March 31, 2023 was 16.7% and 19.1%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax (expense) benefit allocated to discontinued operations was $(24) thousand and $99 thousand for the three months ended  March 31, 2024 and  March 31, 2023, respectively.

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

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $891 thousand on  March 31, 2024 and December 31, 2023.

The net (loss) income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Revenue	$96	$1,255
Cost of staffing services	39	862
Gross profit	57	393
Selling, general and administrative expenses	(143)	(322)
(Loss) gain on sale of intangible assets	(11)	340
Net (loss) income before tax	(97)	411
(Benefit) provision for income taxes	(24)	99
Net (loss) income	$(73)	$312

Note 11 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $9.2 million and 9.6 million as of  March 31, 2024 and December 31, 2023, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $136 thousand and $46 thousand during the three months ended  March 31, 2024 and March 31, 2023, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $623 thousand as of  March 31, 2024 and  December 31, 2023, for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	March 31, 2024	December 31, 2023
Note receivable	$9,861	$10,245
Allowance for losses	(623)	(623)
Notes receivable, net	$9,238	$9,622

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" and "Part II - Item 1A. Risk Factors" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of Non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

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

As of March 31, 2024 we had 428 franchisee-owned offices and 1 company-owned office in 42 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 80 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Recent Developments

TEC, The Employment Company

On  October 23, 2023 we entered into an agreement to acquire certain assets of TEC, The Employment Company ("TEC") for approximately $9.8 million. TEC has 10 locations across Arkansas that provide light industrial, clerical, technical, and professional staffing services. TEC generated over $34 million in total revenue for the trailing 12-month period ended September 30, 2023. The acquisition of TEC expanded our presence in Arkansas and grew our franchise base, as we immediately entered into new franchise agreements and sold the all of assets acquired. We funded this acquisition with our Senior Credit Facility and the proceeds related to the near simultaneous franchising of operations.

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the three-month periods ended March 31, 2024 and March 31, 2023. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended
	March 31, 2024		March 31, 2023
Franchise royalties	$7,831	93.0%	$9,323	94.6%
Service revenue	588	7.0%	534	5.4%
Total revenue	8,419	100.0%	9,857	100.0%
Selling, general and administrative expenses	5,619	66.7%	5,844	59.3%
Depreciation and amortization	698	8.3%	697	7.1%
Income from operations	2,102	25.0%	3,316	33.6%
Other miscellaneous income	37	0.4%	43	0.4%
Interest income	136	1.6%	46	0.5%
Interest and other financing expense	(243)	(2.9)%	(540)	(5.5)%
Net income before income taxes	2,032	24.1%	2,865	29.1%
Provision for income taxes	340	4.0%	547	5.5%
Net income from continuing operations	1,692	20.1%	2,318	23.5%
Net (loss) income from discontinued operations, net of tax	(73)	(0.9)%	312	3.2%
Net income	$1,619	19.2%	$2,630	26.7%
Non-GAAP data
Adjusted EBITDA	$3,357	39.9%	$4,581	46.5%

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

	Three months ended
	March 31, 2024	March 31, 2023
Net income	$1,619	$2,630
Interest expense	243	540
Provision for income taxes	340	547
Depreciation and amortization	697	697
EBITDA	2,899	4,414
WOTC related costs	85	145
Non-cash compensation	362	362
Acquisition related charges, net	11	(340)
Adjusted EBITDA	$3,357	$4,581

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the three months ended March 31, 2024 or the three months ended March 31, 2023.

Total revenue for the three months ended March 31, 2024 was approximately $8.4 million compared to $9.9 million for the three months ended March 31, 2023, a decrease of 14.6%.  For the quarter ended March 31, 2024, there was a $19.5 million or 12.7% decrease in underlying system-wide sales when compared to the prior year quarter. Revenue as a percentage of system-wide sales was 6.3% for the three months ended March 31, 2024 versus 6.4% for the three months ended March 31, 2023. The decrease in Total Revenue was primarily driven by a weakening across the board in system-wide sales including a decrease in system-wide sales of $12.3 million in MRI.

Franchise Royalties

Franchise royalties for the three months ended March 31, 2024 were approximately $7.8 million, an decrease of 16.0% from $9.3 million for the three months ended March 31, 2023. Of the $1.5 million net decrease, approximately $1.0 million was related to the decrease in system-wide sales in MRI. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.8% for the three-month period ended March 31, 2024 compared to 6.1% for the three months ended March 31, 2023. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the three months ended March 31, 2024 and March 31, 2023 are as follows (in thousands):

	Three months ended
	March 31, 2024	March 31, 2023
Franchise royalties from HireQuest Direct	$3,823	$4,012
Franchise royalties from Snelling and HireQuest	2,110	2,399
Franchise royalties from DriverQuest and TradeCorp	155	135
Franchise royalties from HireQuest Health	94	90
Franchise royalties from Northbound, MRI, and SearchPath	1,649	2,687
Franchise royalties	$7,831	$9,323

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

Service revenue for the three months ended March 31, 2024 was approximately $588 thousand, an increase of $54 thousand from the three months ended March 31, 2023, when service revenue was approximately $534 thousand. Interest income, which is included in service revenue was $185 thousand for the three months ended March 31, 2024 and $254 thousand for the three months ended March 31, 2023. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers.

Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2024 were approximately $6.3 million compared to $6.5 million for the three months ended March 31, 2023, a decrease of 3.4% or $224 thousand. The decrease primarily relates to a reduction in compensation and benefits related to a 9.8% reduction in headcount. Overall, operating expenses represented 4.7% of system-wide-sales in the three months ended March 31, 2024 versus 4.3% of system-wide sales in the three months ended March 31, 2023.

Workers' Compensation

Workers' compensation expense was approximately $572 thousand for the three months ended March 31, 2024, an increase of $387 thousand when compared to a net expense of approximately $185 thousand recorded in the three months ended March 31, 2023. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period.  Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost.  In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

In recent periods (including the three months ended March 31, 2023), we have benefited from a workers compensation reserve assumed in a 2021 acquisition that was reduced as claims were resolved. The remainder of the associated liability now appears relatively stable and we do not expect benefits in future periods.  Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended March 31, 2024 was approximately $3.0 million compared to $3.6 million for the three months ended March 31, 2023, a decrease of 15.7% primarily due to a 9.8% reduction in headcount.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $2.0 million for the three months ended March 31, 2024 , a decrease of $67 thousand or 3.2% from $2.1 million for the three months ended March 31, 2023 primarily related to decreases in computer expenses and professional fees.

Overall, excluding workers' compensation and depreciation and amortization, operating expenses decreased 11.1%, versus a 16.0% decrease in franchise royalties. March 31, 2024

Depreciation and amortization
Depreciation and amortization for the three months ended  March 31, 2024 was approximately $698 thousand compared to $697 thousand for the three months ended March 31, 2023.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income
For the three months ended  March 31, 2024 , other miscellaneous income was approximately $37 thousand, compared to other miscellaneous income   of $43 thousand for the three months ended March 31, 2023 . The income represents gross rents from leasing excess space at our corporate headquarters to a third-party tenant. We leased approximately 6,000 square feet of office space in our headquarters campus to an unaffiliated company.

Interest income and expense
Interest income for the three months ended  March 31, 2024 was approximately $136 thousand compared to $46 thousand for the three months ended March 31, 2023 . Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A.  Interest and other financing expense decreased from $540 thousand for the three months ended March 31, 2023 to $243 thousand for the three months ended  March 31, 2024 . Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. Due to the MRINetwork Acquisition in the fourth quarter of 2022, coupled with the subsequent working capital needs, we carried a larger balance on our line of credit for the quarter ended  March 31, 2023  than the quarter ended March 31, 2024 . The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax
Income tax expense was approximately $340 thousand for the three months ended March 31, 2024. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the three months ended  March 31, 2024 was 16.7%.

Income tax expense for the three months ended March 31, 2023 was approximately $547 thousand.  Our net ETR for the three months ended March 31, 2023 was 19.1%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRINetwork as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of  March 31, 2024 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At  March 31, 2024, our current assets exceeded our current liabilities by approximately $18.0 million. Our current assets included approximately $1.6 million of cash and $47.7 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements.  Our largest current liabilities as of March 31, 2024 included approximately $10.1 million due to our franchisees on pending settlement statements, $3.8 million related to our workers’ compensation claims liability, and $16.1 million of borrowings under our line of credit.

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

Operating Activities

During the three months ended March 31, 2024, cash used by continuing operating activities was approximately $0.9 million and included net income from continuing operations of approximately $1.6 million, adjusted by non-cash items (primarily depreciation, stock-based compensation, and amortization ) of approximately $1.2 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $3.8 million, including an increase in accounts receivable of $3.4 million. During the three months ended March 31, 2023, cash generated by operating activities was approximately $0.4 million and included net income from continuing operations of approximately $2.6 million, adjusted by non-cash items of approximately $1.5 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $3.4 million.

Investing Activities

During the three months ended March 31, 2024, cash generated by investing activities was approximately $213 thousand, primarily from payments on notes receivable. During the three months ended March 31, 2023, cash used by investing activities was approximately $37 thousand.

Financing Activities

During the three months ended March 31, 2024, cash provided by financing activities was approximately $1.0 million and included net proceeds from our revolving line of credit of approximately $2.0 million. These proceeds were offset by approximately $0.8 million in dividends. During 2023, cash provided by financing activities was approximately $4.7 million and included net proceeds from our revolving line of credit of approximately $8.7 million offset by the payment of dividends totaling approximately $0.8 million and payments on our term loan of approximately $2.9 million.

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

At March 31, 2024, availability under the Senior Credit Facility was approximately $24.2 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance.  Our all-in-rate of borrowing was 6.6% and is repriced daily. On October 23, 2023,  we entered into an agreement to acquire certain assets of TEC Staffing Services, Inc. ("TEC") for approximately $9.8 million. On December 4, 2023 the Company closed on the acquisition of  certain assets of TEC. The Company sold these assets for $7.6 million to buyers who will operate as Snelling franchises.

Economy and Inflation

Many leading economists predict high rates of inflation will continue through 2024. We do not believe inflation has had a material effect on our Company’s results of operations as inflation generally results in higher rates per hour that can offset any slowdown in organic growth opportunities. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

three months ended March 31, 2024, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for the periods indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended
	March 31, 2024	March 31, 2023	Change
System-wide sales from HireQuest Direct	$54,333	$58,777	(7.6)%
System-wide sales from Snelling and HireQuest	36,559	41,844	(12.6)%
System-wide sales from DriverQuest and TradeCorp	2,969	682	335.3%
System-wide sales from HireQuest Health	1,728	898	92.4%
System-wide sales from Northbound, MRI, and SearchPath	38,350	50,062	(23.4)%
System-wide sales from Discontinued Operations	96	1,255	(92.4)%
System-wide sales	$134,035	$153,518	(12.7)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the three month ended March 31, 2024:

Offices, December 31, 2022	435
Opened in 2023	14
Purchased in 2023	7
Closed in 2023	(29)
Offices, December 31, 2023	427
Opened in 2024	6
Closed in 2024	(5)
Offices, March 31, 2024	428

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

Notwithstanding the material weakness, which still existed as of  March 31, 2024 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management Plans to Remediate Material Weakness

Beginning with our quarterly report on Form 10-Q for the quarter ended March 31, 2021 the Company reported a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions in connection with the integration of acquisitions. As part of the remediation, the Company has engaged third party professionals with appropriate technical expertise for subsequent acquisitions. Also, in order to give the Chief Accounting Officer (“CAO”) more time to do an appropriate review as and when required, the Company has transitioned the CAO’s responsibility over the Finance Operations Group  which processes and reconciles daily transactions to another leader in the organization. In addition, the Company is actively recruiting for additional staff in the accounting department with appropriate professional experience and in November 2024, hired a Chief Financial Officer (“CFO”) who has 17 years of experience as a public company CFO and 5 years of experience as a public company director including as Audit Committee Chair. Lastly, the Company is working through the accounting processes currently the responsibility of the CAO with the goal of (1) making the processes more efficient and (2) transitioning work from the CAO to other appropriately experienced accounting staff.

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

Changes in internal control over financial reporting

During the quarter ended March 31, 2024, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on March 21, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Steve Crane, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and Steve Crane, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

/s/ Richard Hermanns	May 9, 2024
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Steve Crane	May 9, 2024
Steve Crane	Date
Chief Financial Officer