Form 10-Q
period 2024-06-30
HireQuest, Inc.
filed 2024-08-08
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of issuer's common stock outstanding atAugust 7, 2024: 14.0 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	June 30, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Current assets
Cash	$614	$1,342
Accounts receivable, net of allowance of $365 and $199	49,878	44,394
Notes receivable	1,863	1,788
Prepaid expenses, deposits, and other assets	3,665	3,283
Prepaid workers' compensation	1,630	646
Total current assets	57,650	51,453
Property and equipment, net	4,198	4,280
Workers’ compensation claim payment deposit	1,128	1,469
Deferred tax asset	326	325
Franchise agreements, net	20,588	21,440
Other intangible assets, net	9,936	10,162
Goodwill	5,870	5,870
Other assets	70	102
Notes receivable, net of current portion and allowance of $623 thousand	6,959	7,834
Intangible asset held for sale - discontinued operations	891	891
Total assets	$107,616	$103,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$250	$137
Line of credit	15,700	14,119
Term loans payable	348	514
Other current liabilities	1,794	2,338
Accrued payroll, benefits, and payroll taxes	3,595	4,286
Due to franchisees	10,625	9,881
Risk management incentive program liability	823	565
Workers' compensation claims liability	3,876	3,871
Total current liabilities	37,011	35,711
Term loan payable, net of current portion	-	132
Workers' compensation claims liability, net of current portion	2,775	2,766
Franchisee deposits	2,416	2,485
Total liabilities	42,202	41,094
Commitments and contingencies (Note 10)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 14,013 and 13,997 shares issued, respectively	14	14
Additional paid-in capital	35,227	34,527
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	30,319	28,337
Total stockholders' equity	65,414	62,732
Total liabilities and stockholders' equity	$107,616	$103,826

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Franchise royalties	$8,201	$8,745	$16,041	$18,112
Service revenue	479	245	1,058	736
Total revenue	8,680	8,990	17,099	18,848
Selling, general and administrative expenses	5,288	5,625	10,907	11,470
Depreciation and amortization	697	700	1,395	1,397
Income from operations	2,695	2,665	4,797	5,981
Other miscellaneous income	39	99	76	142
Interest income	151	68	287	114
Interest and other financing expense	(253)	(314)	(495)	(854)
Net income before income taxes	2,632	2,518	4,665	5,383
Provision for income taxes	557	465	897	1,012
Net income from continuing operations	2,075	2,053	3,768	4,371
(Loss) income from discontinued operations, net of tax	(36)	(45)	(110)	267
Net income	$2,039	$2,008	$3,658	$4,638

Basic earnings (loss) per share
Continuing operations	$0.15	$0.15	$0.27	$0.32
Discontinued operations	-	-	(0.01)	0.02
Total	$0.15	$0.15	$0.26	$0.34

Diluted earnings (loss) per share
Continuing operations	$0.15	$0.15	$0.27	$0.32
Discontinued operations	-	-	(0.01)	0.02
Total	$0.15	$0.15	$0.26	$0.34

Weighted average shares outstanding
Basic	13,818	13,720	13,809	13,699
Diluted	13,886	13,817	13,889	13,779

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Six months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	700	-	700
Common stock dividends ($0.06 per share)	-	-	-	-	(1,676)	(1,676)
Restricted common stock granted	16	-	-	-	-	-
Net income	-	-	-	-	3,658	3,658
Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414

Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	822	-	822
Common stock dividends ($0.06 per share)	-	-	-	-	(1,668)	(1,668)
Restricted common stock granted	21	-	-	-	-	-
Net income	-	-	-	-	4,638	4,638
Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046

Three months ended
Balance at March 31, 2024	14,002	$14	$(146)	$34,889	$29,118	$63,875
Stock based compensation	-	-	-	338	-	338
Common stock dividends ($0.06 per share)	-	-	-	-	(838)	(838)
Restricted common stock granted	11	-	-	-	-	-
Net income	-	-	-	-	2,039	2,039
Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414

Balance at March 31, 2023	13,927	$14	$(146)	$33,206	$27,339	$60,413
Stock based compensation	-	-	-	460	-	460
Common stock dividends ($0.06 per share)	-	-	-	-	(835)	(835)
Restricted common stock granted	12	-	-	-	-	-
Net income	-	-	-	-	2,008	2,008
Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
(in thousands)	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income	$3,658	$4,638
Loss (income) from discontinued operations	110	(267)
Net income from continuing operations	3,768	4,371
Adjustments to reconcile net income to net cash used in operations:
Depreciation and amortization	1,395	1,397
Non-cash interest	11	341
Provision for credit losses	167	-
Stock based compensation	700	822
Deferred taxes	(1)	200
Write down of note receivable	50	-
Loss on disposition of intangible assets	11	-
Changes in operating assets and liabilities:
Accounts receivable	(5,650)	(5,361)
Prepaid expenses, deposits, and other assets	(360)	(798)
Prepaid workers' compensation	(984)	(495)
Accounts payable	113	(285)
Risk management incentive program liability	258	507
Other current liabilities	(555)	(347)
Accrued payroll, benefits and payroll taxes	(691)	(984)
Due to franchisees	744	1,487
Workers' compensation claim payment deposit	341	(238)
Workers' compensation claims liability	14	(772)
Net cash used in operating activities - continuing operations	(669)	(155)
Net cash used in operating activities - discontinued operations	(110)	(73)
Net cash used in operating activities	(779)	(228)
Cash flows from investing activities
Purchase of property and equipment	-	(98)
Proceeds from payments on notes receivable	762	394
Cash issued for notes receivable	(13)	(52)
Investment in intangible asset	(235)	(121)
Net change in franchisee deposits	(69)	106
Net cash provided by investing activities	445	229
Cash flows from financing activities
Payments on term loan payable	(298)	(3,141)
Payments related to debt issuance	-	(131)
Net proceeds from revolving line of credit	1,580	3,961
Payment of dividends	(1,676)	(1,668)
Net cash used in financing activities	(394)	(979)
Net decrease in cash	(728)	(978)
Cash, beginning of period	1,342	3,049
Cash, end of period	$614	$2,071
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	-	2,000
Supplemental disclosure of cash flow information
Interest paid	482	829
Income taxes paid, net of refunds	725	1,341

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

As of  June 30, 2024, we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 80 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Reclassifications

Certain amounts in the consolidated financial statements for prior periods have been reclassified to conform to the current presentation. These reclassifications have no effect on net income, earnings per share, or stockholders’ equity as previously reported.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
HireQuest Direct	$3,851	$3,834	$7,678	$7,939
Snelling and HireQuest	2,288	2,373	4,400	4,820
DriverQuest and TradeCorp	211	88	366	226
HireQuest Health	111	173	206	264
Northbound, MRI, and SearchPath	1,740	2,277	3,391	4,863
Total	$8,201	$8,745	$16,041	$18,112

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $277 thousand and $160 thousand during the three months ended June 30, 2024 and  June 30, 2023, respectively, and approximately $606 thousand and $366 thousand during the six months ended June 30, 2024 and  June 30, 2023, respectively. These costs are included in general and administrative expenses.

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

Franchise royalties attributable to the acquiree of approximately $367 thousand are included in our consolidated statement of income for the three months ended June 30, 2024 and approximately $714 thousand are included in our consolidated statement of income for the six months ended June 30, 2024.

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

During the three months ended  June 30, 2024 and June 30, 2023, Jackson Insurance and Bass invoiced HQI approximately $315 thousand and $201 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the six months ended  June 30, 2024 and June 30, 2023, Jackson Insurance and Bass invoiced HQI approximately $1.6 million and $205 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended June 30, 2024 and June 30, 2023, Insurance Technologies invoiced HQI approximately $173 thousand and $42 thousand, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2024 and June 30, 2023, Insurance Technologies invoiced HQI approximately $297 thousand and $110 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  June 30, 2024 that operated 71 of our 413 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Franchisee royalties	$2,427	$2,448	$4,864	$4,886

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	June 30, 2024	December 31, 2023
Due to franchisees	$2,691	$2,677
Risk management incentive program liability	406	267

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  June 30, 2024 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  June 30, 2024 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the BSBY Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  June 30, 2024 the effective interest rate was approximately 6.6%. The Senior Credit Facility will mature on  February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $318 thousand during the six months ended  June 30, 2023, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income.

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

At  June 30, 2024, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  June 30, 2024 (in thousands):

2024	216
2025	132
Total future maturities	348

Note 5 - Fair Value Measurement

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

	June 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$614	$614	$-	$-
Notes receivable	8,822	-	8,822	-
Accounts receivable	49,878	-	49,878	-
Total assets at fair value	$59,314	$614	$58,700	$-

Term loans payable	$348	$-	$348	$-
Line of credit	15,700	-	15,700	-
Total liabilities at fair value	$16,048	$-	$16,048	$-

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,342	$1,342	$-	$-
Notes receivable	9,622	-	9,622	-
Accounts receivable	44,394	-	44,394	-
Total assets at fair value	$55,358	$1,342	$54,016	$-

Term loan payable	$646	$-	$646	$-
Line of credit	14,119	-	14,119	-
Total liabilities at fair value	$14,765	$-	$14,765	$-

Note 6 - Workers’ Compensation Insurance and Reserves

Since July 15, 2019 we have obtained our workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”) in all states in which we operate other than monopolistic jurisdictions. The ACE policies are large deductible policies where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500,000 per incident. Under these large deductible programs we are largely self-insured. Per our contractual agreements with ACE we must provide a collateral deposit of $ 9.2 million, which we accomplish by providing a letter of credit under our agreement with Bank of America. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid, or hours worked, within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

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

Note 7 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2024 and 2023 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2023	0.06	833
June 1, 2023	0.06	835
September 1, 2023	0.06	836
December 1, 2023	0.06	836
March 1, 2024	0.06	838
June 1, 2024	0.06	838

Note 8 - Stock Based Compensation

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first six months of 2024, we issued 6,667 shares valued at approximately $98 thousand under this program. During the first six months of 2023, we issued 3,090 thousand shares valued at approximately $60 thousand under this program.

In the first six months of 2024, we issued 10,783 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $138 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 8,986 shares vested equally over the three months post grant. The remaining 1,797 shares were issued pursuant to our share purchase match program. Also in the first six months of 2024, we issued 4,870 shares pursuant to our share purchase match program related to open market purchases by members of our Board of Directors valued at approximately $75 thousand.

In the first six months of 2023, we issued 4,014 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $93 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,344 shares vested equally over the three months post grant. The remaining 670 shares were issued pursuant to our share purchase match program. Also in the first six months of 2023, we issued 1,261 shares pursuant to our share purchase match program related to open market purchases by members of our Board of Directors valued at approximately $20 thousand.

Also in the first six months of 2023, we issued 25,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $534 thousand to key employees for services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the three months post grant. Of the remaining shares, 15,000 vest over 4 years and 1,159 shares were issued pursuant to our share purchase match program.

The following table summarizes our restricted stock outstanding at December 31, 2023, and changes during the six months ended June 30, 2024 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2023	155	$17.52
Granted	16	13.59
Vested	(32)	15.68
Non-vested, June 30, 2024	139	17.50

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  June 30, 2024 and December 31, 2023.

The following table summarizes our stock options outstanding at December 31, 2023, and changes during the six months ended June 30, 2024 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2023	13	$5.47	$2.98
Granted	-	-	-
Outstanding, June 30, 2024	13	5.47	2.98

There were no non-vested stock options outstanding at June 30, 2024 or at  December 31, 2023.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $12.35 at June 30, 2024 (number of shares and intrinsic value in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	3.7	$89

At June 30, 2024, there was unrecognized stock-based compensation expense totaling approximately $1.6 million relating to non-vested restricted stock grants that will be recognized over the next 3.4 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  June 30, 2024 and  June 30, 2023 totaled approximately 152 thousand and 175 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Weighted average number of common shares used in basic net income per common share	13,818	13,720	13,809	13,699
Dilutive effects of unvested restricted stock and stock options	68	97	80	80
Weighted average number of common shares used in diluted net income per common share	13,886	13,817	13,889	13,779

Note 10 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $7.6 million and $8.2 million on  June 30, 2024 and December 31, 2023, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2024.

Note 11 - Income Tax

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

Our effective tax rate for continuing operations during the three months ended  June 30, 2024 and  June 30, 2023 was 21.2% and 18.5%, respectively. Our effective tax rate for continuing operations during the six months ended  June 30, 2024 and  June 30, 2023 was 19.2% and 18.8%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit (expense) allocated to discontinued operations was $12 thousand and $14 thousand for the three months ended  June 30, 2024 and  June 30, 2023, respectively, and $36 thousand and $(84) thousand for the six months ended  June 30, 2024 and  June 30, 2023.

Note 12 - Discontinued Operations

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

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $891 thousand on  June 30, 2024 and December 31, 2023.

The net (loss) income from discontinued operations as reported on our consolidated statements of operations was comprised of the following amounts (in thousands):

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenue	$239	$223	$334	$1,478
Cost of staffing services	82	142	121	1,004
Gross profit	157	81	213	474
Selling, general and administrative expenses	(205)	(140)	(348)	(463)
(Loss) gain on sale of intangible assets	-	-	(11)	340
Net (loss) income before tax	(48)	(59)	(146)	351
(Benefit) provision for income taxes	(12)	(14)	(36)	84
Net (loss) income	$(36)	$(45)	$(110)	$267

Note 13 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $8.8 million and 9.6 million as of  June 30, 2024 and December 31, 2023, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $151 thousand and $68 thousand during the three months ended  June 30, 2024 and June 30, 2023, respectively, and was approximately $287 thousand and $114 thousand during the six months ended  June 30, 2024 and June 30, 2023, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $623 thousand as of  June 30, 2024 and  December 31, 2023, for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	June 30, 2024	December 31, 2023
Note receivable	$9,445	$10,245
Allowance for losses	(623)	(623)
Notes receivable, net	$8,822	$9,622

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

As of June 30, 2024 we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 80 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our consolidated statements of operations for the three-month and six-month periods ended June 30, 2024 and June 30, 2023. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Six months ended
	June 30, 2024		June 30, 2023		June 30, 2024		June 30, 2023
Franchise royalties	$8,201	94.5%	$8,745	97.3%	$16,041	93.8%	$18,112	96.1%
Service revenue	479	5.5%	245	2.7%	1,058	6.2%	736	3.9%
Total revenue	8,680	100.0%	8,990	100.0%	17,099	100.0%	18,848	100.0%
Selling, general and administrative expenses	5,288	60.9%	5,625	62.6%	10,907	63.8%	11,470	60.9%
Depreciation and amortization	697	8.0%	700	7.8%	1,395	8.2%	1,397	7.4%
Income from operations	2,695	31.0%	2,665	29.6%	4,797	28.1%	5,981	31.7%
Other miscellaneous income	39	0.4%	99	1.1%	76	0.4%	142	0.8%
Interest income	151	1.7%	68	0.8%	287	1.7%	114	0.6%
Interest and other financing expense	(253)	(2.9)%	(314)	(3.5)%	(495)	(2.9)%	(854)	(4.5)%
Net income before income taxes	2,632	30.3%	2,518	28.0%	4,665	27.3%	5,383	28.6%
Provision for income taxes	557	6.4%	465	5.2%	897	5.2%	1,012	5.4%
Net income from continuing operations	2,075	23.9%	2,053	22.8%	3,768	22.0%	4,371	23.2%
Net (loss) income from discontinued operations, net of tax	(36)	(0.4)%	(45)	(0.5)%	(110)	(0.6)%	267	1.4%
Net income	$2,039	23.5%	$2,008	22.3%	$3,658	21.4%	$4,638	24.6%
Non-GAAP data
Adjusted EBITDA	$4,040	46.5%	$3,871	43.1%	$7,398	43.3%	$8,452	44.8%

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

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net income	$2,039	$2,008	$3,658	$4,638
Interest expense	253	314	495	854
Provision for income taxes	557	465	897	1,012
Depreciation and amortization	697	700	1,395	1,397
EBITDA	3,546	3,487	6,445	7,901
WOTC related costs	106	125	192	270
Non-cash compensation	338	259	700	621
Write down of note receivable	50	-	50	-
Acquisition related charges, net	-	-	11	(340)
Adjusted EBITDA	$4,040	$3,871	$7,398	$8,452

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the three months ended June 30, 2024 or the three months ended June 30, 2023.

Total revenue for the three months ended June 30, 2024 was approximately $8.7 million compared to $9.0 million for the three months ended June 30, 2023, a decrease of 3.4%.  For the quarter ended June 30, 2024, there was a $10.8 million or 6.9% decrease in underlying system-wide sales when compared to the prior year quarter. Revenue as a percentage of system-wide sales was 5.9% for the three months ended June 30, 2024 compared to 5.7% for three months ended June 30, 2023. The decrease in Total Revenue was primarily driven by a weakening across the board in system-wide sales including a decrease in system-wide sales of $6.0 million in MRI.

Franchise Royalties

Franchise royalties for the three months ended June 30, 2024 were approximately $8.2 million, a decrease of $544 thousand or 6.2% from $8.7 million for the three months ended June 30, 2023. Of the $544 thousand net decrease, approximately $398 thousand was related to the decrease in system-wide sales in MRI. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.6% for the three-month period ended June 30, 2024 and for the three months ended June 30, 2023. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the three months ended June 30, 2024 and June 30, 2023 are as follows (in thousands):

	Three months ended
	June 30, 2024	June 30, 2023
Franchise royalties from HireQuest Direct	$3,851	$3,834
Franchise royalties from Snelling and HireQuest	2,288	2,373
Franchise royalties from DriverQuest and TradeCorp	211	88
Franchise royalties from HireQuest Health	111	173
Franchise royalties from Northbound, MRI, and SearchPath	1,740	2,277
Franchise royalties	$8,201	$8,745

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

Service revenue for the three months ended June 30, 2024 was approximately $479 thousand, an increase of $234 thousand from the three months ended June 30, 2023, when service revenue was approximately $245 thousand. Interest income, which is included in service revenue was $189 thousand for the three months ended June 30, 2024 and $209 thousand for the three months ended June 30, 2023. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2024 were approximately $6.0 million compared to $6.3 million for the three months ended June 30, 2023, a decrease of 5.4% or $340 thousand. The decrease primarily relates to a reduction in compensation and benefits of $469 thousand related to an 8.9% reduction in headcount. Overall, operating expenses represented 4.1% of system-wide-sales in the three months ended June 30, 2024 versus 4.0% of system-wide sales in the three months ended June 30, 2023.

Workers' Compensation

Workers' compensation expense was approximately $547 thousand for the three months ended June 30, 2024, a decrease of $143 thousand when compared to a net expense of approximately $690 thousand recorded in the three months ended June 30, 2023. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period.  Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost.  In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

In recent periods (including the three months ended June 30, 2023, we have benefited from a workers compensation reserve assumed in a 2021 acquisition that was reduced as claims were resolved. The remainder of the associated liability now appears relatively stable and we do not expect benefits in future periods.  Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended June 30, 2024 was approximately $2.7 million compared to $3.1 million for the three months ended June 30, 2023, a decrease of 15.0% primarily due to an 8.9% reduction in headcount.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $2.1 million for the three months ended June 30, 2024, an increase of 274 thousand or 15.1% from $1.8 million for the three months ended June 30, 2023primarily related to increased marketing expenses.

Overall, excluding workers' compensation and depreciation and amortization, operating expenses decreased 3.9% or $194 thousand for the three months ended June 30, 2024 compared to the three months ended June 30, 2023

Depreciation and amortization
Depreciation and amortization for the three months ended  June 30, 2024 was approximately $697 thousand compared to $700 thousand for the three months ended June 30, 2023.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income
For the three months ended  June 30, 2024 , other miscellaneous income was approximately $39 thousand, compared to other miscellaneous income   of $99 thousand for the three months ended June 30, 2023 . The income represents gross rents from leasing excess space at our corporate headquarters to a third-party tenant. For the three months ended June 30, 2024 we leased approximately 6,000 square feet of office space in our headquarters campus to an unaffiliated company compared to the three months ended June 30, 2023 when we leased approximately 9,000 square feet to two third-party tenants.

Interest income and expense
Interest income for the three months ended  June 30, 2024 was approximately $151 thousand compared to $68 thousand for the three months ended June 30, 2023 . Interest income represents interest related to the financing of franchised locations and the increase is due to the increase in Notes Receivables due to the TEC acquisition in December 2023 as noted in Note 2-Acquisitions.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A.  Interest and other financing expense decreased from $314 thousand for the three months ended June 30, 2023 to $253 thousand for the three months ended  June 30, 2024 . Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax
Income tax expense was approximately $557 thousand for the three months ended June 30, 2024. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the three months ended  June 30, 2024 was 21.2%.

Income tax expense for the three months ended June 30, 2023 was approximately $465 thousand.  Our net ETR for the three months ended June 30, 2023 was 18.5%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRINetwork as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of  June 30, 2024 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” and “Critical Accounting Estimates – Revenue Recognition,” which disclosure is incorporated herein by reference.  Revenue does not include any owned locations for the six months ended June 30, 2024 or the six months ended June 30, 2023.

Total revenue for the six months ended June 30, 2024 was approximately $17.1 million compared to $18.8 million for the six months ended June 30, 2023, a decrease of 9.3%. For the six months ended June 30, 2024, there was a $29.2 million or 9.4% decrease in underlying system-wide sales when compared to the prior year quarter. Revenue as a percentage of system-wide sales was 6.1% for the six months ended June 30, 2024 versus 6.1% for the six months ended June 30, 2023. The decrease in Total Revenue was primarily driven by a weakening across the board in system-wide sales including a decrease in system-wide sales of $18.2 million in MRI.

Franchise Royalties

Franchise royalties for the six months ended June 30, 2024 were approximately $16.0 million, a decrease of 11.4% from $18.1 million for the six months ended June 30, 2023. Of the $2.1 million net decrease, approximately $1.4 million was related to the decrease in system-wide sales in MRI. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.7% for the six-month period ended June 30, 2024 compared to 5.9% for the six months ended June 30, 2023. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the six months ended June 30, 2024 and June 30, 2023 are as follows (in thousands):

	Six months ended
	June 30, 2024	June 30, 2023
Franchise royalties from HireQuest Direct	$7,678	$7,939
Franchise royalties from Snelling and HireQuest	4,400	4,820
Franchise royalties from DriverQuest and TradeCorp	366	226
Franchise royalties from HireQuest Health	206	264
Franchise royalties from Northbound, MRI, and SearchPath	3,391	4,863
Franchise royalties	$16,041	$18,112

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

Service revenue for the six months ended June 30, 2024 was approximately $1.1 million, an increase of 322 thousand from the six months ended June 30, 2023, when service revenue was approximately $736 thousand. Interest income, which is included in service revenue was $373 thousand for the six months ended June 30, 2024 and $462 thousand for the six months ended June 30, 2023. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the six months ended June 30, 2024 were approximately $12.3 million compared to $12.9 million for the six months ended June 30, 2023, a decrease of 4.4% or $564 thousand. The decrease primarily relates to a reduction in compensation and benefits related to a 10.7% reduction in headcount. Overall, operating expenses represented 4.4% of system-wide-sales in the six months ended June 30, 2024 versus 4.2% of system-wide sales in the six months ended June 30, 2023.

Workers' Compensation

Workers' compensation expense was approximately $1.1 million for the six months ended June 30, 2024, an increase of $244 thousand when compared to a net expense of approximately $875 thousand recorded in the six months ended June 30, 2023. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period.  Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost.  In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

In recent periods (including the six months ended June 30, 2023), we have benefited from a workers compensation reserve assumed in a 2021 acquisition that was reduced as claims were resolved. The remainder of the associated liability now appears relatively stable and we do not expect benefits in future periods.  Generally workers' compensation expense (benefit) will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the six months ended June 30, 2024 was approximately $5.7 million compared to $6.7 million for the six months ended June 30, 2023, a decrease of 15.4% primarily due to a 10.7% reduction in headcount.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $4.1 million for the six months ended June 30, 2024 , an increase of $228 thousand or 5.9% from $3.9 million for the six months ended June 30, 2023.

Overall, excluding workers' compensation and depreciation and amortization, operating expenses for the six months ended June 30, 2024 decreased 7.6% or $0.8 million compared to the six months ended June 30, 2023.

Depreciation and amortization
Depreciation and amortization for the six months ended  June 30, 2024 and June 30, 2023 was approximately $1.4 million compared to $1.4 million.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income
For the six months ended  June 30, 2024 , other miscellaneous income was approximately $76 thousand, compared to other miscellaneous income   of $142 thousand for the six months ended June 30, 2023 . The income represents gross rents from leasing excess space at our corporate headquarters to a third-party tenant. We leased approximately 6,000 square feet of office space in our headquarters campus to an unaffiliated company.

Interest income and expense
Interest income for the six months ended  June 30, 2024 was approximately $287 thousand compared to $114 thousand for the six months ended June 30, 2023 . Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A.  Interest and other financing expense decreased from $854 thousand for the six months ended June 30, 2023 to $495 thousand for the six months ended  June 30, 2024 . Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance and also due to a loss on debt extinguishment of $0.3 million that occurred in the three months ended March 31, 2023 associated with a refinancing.

Provision for income tax
Income tax expense was approximately $897 thousand for the six months ended June 30, 2024. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation.  Our net ETR for the six months ended  June 30, 2024 was 19.2%.

Income tax expense for the six months ended June 30, 2023 was approximately $1.0 million.  Our net ETR for the six months ended June 30, 2023 was 18.8%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRINetwork as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of  June 30, 2024 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At  June 30, 2024, our current assets exceeded our current liabilities by approximately $20.6 million. Our current assets included approximately $0.6 million of cash and $49.9 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements.  Our largest current liabilities as of June 30, 2024 included approximately $10.6 million due to our franchisees on pending settlement statements, $3.9 million related to our workers’ compensation claims liability, and $15.7 million of borrowings under our line of credit.

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

Operating Activities

During the six months ended June 30, 2024, cash used by continuing operating activities was approximately $0.7 million and included net income from continuing operations of approximately $3.8 million, adjusted by non-cash items (primarily depreciation, stock-based compensation, and amortization ) of approximately $2.3 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $6.8 million, including an increase in accounts receivable of $5.7 million. During the six months ended June 30, 2023, cash used by operating activities was approximately $0.2 million and included net income from continuing operations of approximately $4.4 million, adjusted by non-cash items of approximately $2.8 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $7.3 million.

Investing Activities

During the six months ended June 30, 2024, cash generated by investing activities was approximately $445 thousand, primarily from payments on notes receivable. During the six months ended June 30, 2023, cash generated by investing activities was approximately $229 thousand.

Financing Activities

During the six months ended June 30, 2024, cash used by financing activities was approximately $0.4 million and included net proceeds from our revolving line of credit of approximately $1.6 million. These proceeds were offset by approximately $1.7 million in dividends. During 2023, cash used by financing activities was approximately $1.0 million and included net proceeds from our revolving line of credit of approximately $4.0 million offset by the payment of dividends totaling approximately $1.7 million and payments on our term loan of approximately $3.1 million.

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

At June 30, 2024, availability under the Senior Credit Facility was approximately $24.6 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance.  Our all-in-rate of borrowing was 6.6% and is repriced daily. On October 23, 2023,  we entered into an agreement to acquire certain assets of TEC Staffing Services, Inc. ("TEC") for approximately $9.8 million. On December 4, 2023 the Company closed on the acquisition of  certain assets of TEC. The Company sold these assets for $7.6 million to buyers who will operate as Snelling franchises.

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

For the six months ended June 30, 2024, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended			Six months ended
	June 30, 2024	June 30, 2023	Change	June 30, 2024	June 30, 2023	Change
System-wide sales from HireQuest Direct	$60,122	$62,166	(3.3)%	$114,459	$120,943	(5.4)%
System-wide sales from Snelling and HireQuest	39,089	41,909	(6.7)%	75,651	83,753	(9.7)%
System-wide sales from DriverQuest and TradeCorp	3,438	1,331	158.3%	6,407	2,012	218.4%
System-wide sales from HireQuest Health	1,698	2,101	(19.2)%	3,426	3,000	14.2%
System-wide sales from Northbound, MRI, and SearchPath	41,547	49,236	(15.6)%	79,900	99,298	(19.5)%
System-wide sales from Discontinued Operations	239	223	7.2%	334	1,478	(77.4)%
System-wide sales	$146,133	$156,966	(6.9)%	$280,177	$310,484	(9.8)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the six month ended June 30, 2024:

Offices, December 31, 2022	435
Opened in 2023	14
Purchased in 2023	7
Closed in 2023	(29)
Offices, December 31, 2023	427
Opened in 2024	11
Closed in 2024	(24)
Offices, June 30, 2024	414

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Notwithstanding the material weakness, which still existed as of  June 30, 2024 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2024, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Hermanns	August 8, 2024
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Steve Crane	August 8, 2024
Steve Crane	Date
Chief Financial Officer