Form 10-Q
period 2024-09-30
HireQuest, Inc.
filed 2024-11-08
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of issuer's common stock outstanding atNovember 6, 2024: 14.0 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(in thousands, except par value data)	September 30, 2024	December 31, 2023
ASSETS	(unaudited)	(audited)
Current assets
Cash	$1,621	$1,342
Accounts receivable, net of allowance of $395 and $199	50,492	44,394
Notes receivable	1,628	1,788
Prepaid expenses, deposits, and other assets	2,576	3,283
Prepaid workers' compensation	1,726	646
Total current assets	58,043	51,453
Property and equipment, net	4,157	4,280
Workers’ compensation claim payment deposit	1,127	1,469
Deferred tax asset	1,762	325
Franchise agreements, net	20,163	21,440
Other intangible assets, net	8,569	10,162
Goodwill	1,075	5,870
Other assets	63	102
Notes receivable, net of current portion and allowance of $623 thousand	6,810	7,834
Intangible asset held for sale - discontinued operations	891	891
Total assets	$102,660	$103,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$773	$137
Line of credit	13,403	14,119
Term loan payable	219	514
Other current liabilities	1,666	2,338
Accrued payroll, benefits, and payroll taxes	3,160	4,286
Due to franchisees	11,013	9,881
Risk management incentive program liability	680	565
Workers' compensation claims liability	3,736	3,871
Total current liabilities	34,650	35,711
Term loan payable, net of current portion	-	132
Workers' compensation claims liability, net of current portion	2,673	2,766
Franchisee deposits	2,422	2,485
Total liabilities	39,745	41,094
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 14,068 and 13,997 shares issued, respectively	14	14
Additional paid-in capital	35,776	34,527
Treasury stock, at cost - 40 shares	(146)	(146)
Retained earnings	27,271	28,337
Total stockholders' equity	62,915	62,732
Total liabilities and stockholders' equity	$102,660	$103,826

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Franchise royalties	$8,988	$8,905	$25,029	$27,017
Service revenue	428	366	1,486	1,101
Total revenue	9,416	9,271	26,515	28,118
Selling, general and administrative expenses	5,379	6,354	16,286	17,824
Goodwill and intangible asset impairment charge	6,035	-	6,035	-
Depreciation and amortization	697	699	2,092	2,096
(Loss) income from operations	(2,695)	2,218	2,102	8,198
Other miscellaneous income (expense)	(65)	117	12	259
Interest income	138	83	424	197
Interest and other financing expense	(268)	(302)	(763)	(1,155)
Net (loss) income before income taxes	(2,890)	2,116	1,775	7,499
(Benefit) provision for income taxes	(725)	518	172	1,530
Net (loss) income from continuing operations	(2,165)	1,598	1,603	5,969
(Loss) income from discontinued operations, net of tax	(42)	(115)	(152)	151
Net (loss) income	$(2,207)	$1,483	$1,451	$6,120

Basic (loss) earnings per share
Continuing operations	$(0.16)	$0.12	$0.12	$0.44
Discontinued operations	-	(0.01)	(0.01)	0.01
Total	$(0.16)	$0.11	$0.11	$0.45

Diluted (loss) earnings per share
Continuing operations	$(0.16)	$0.12	$0.11	$0.44
Discontinued operations	-	(0.01)	(0.01)	0.01
Total	$(0.16)	$0.11	$0.10	$0.45

Weighted average shares outstanding
Basic	13,834	13,751	13,817	13,709
Diluted	13,834	13,820	13,907	13,777

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Nine months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	1,249	-	1,249
Common stock dividends ($0.18 per share)	-	-	-	-	(2,517)	(2,517)
Restricted common stock granted	71	-	-	-	-	-
Net income	-	-	-	-	1,451	1,451
Balance at September 30, 2024	14,068	$14	$(146)	$35,776	$27,271	$62,915

Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	1,128	-	1,128
Common stock dividends ($0.18 per share)	-	-	-	-	(2,504)	(2,504)
Restricted common stock granted	64	-	-	-	-	-
Net income	-	-	-	-	6,120	6,120
Balance at September 30, 2023	13,982	$14	$(146)	$33,972	$29,158	$62,998

Three months ended
Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414
Stock based compensation	-	-	-	549	-	549
Common stock dividends ($0.06 per share)	-	-	-	-	(841)	(841)
Restricted common stock granted	55	-	-	-	-	-
Net loss	-	-	-	-	(2,207)	(2,207)
Balance at September 30, 2024	14,068	$14	$(146)	$35,776	$27,271	$62,915

Balance at June 30, 2023	13,939	$14	$(146)	$33,666	$28,512	$62,046
Stock based compensation	-	-	-	306	-	306
Common stock dividends ($0.06 per share)	-	-	-	-	(837)	(837)
Restricted common stock granted	43	-	-	-	-	-
Net income	-	-	-	-	1,483	1,483
Balance at September 30, 2023	13,982	$14	$(146)	$33,972	$29,158	$62,998

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
(in thousands)	September 30, 2024	September 30, 2023
Cash flows from operating activities
Net income	$1,451	$6,120
Loss (income) from discontinued operations	152	(151)
Net income from continuing operations	1,603	5,969
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,092	2,096
Non-cash interest	14	348
Goodwill and intangible asset impairment charge	6,035
Provision for credit losses	196	300
Stock based compensation	1,249	1,128
Deferred taxes	(1,437)	(17)
Write down of note receivable	125	-
Loss on disposition of intangible assets	111	-
Non-cash gain	-	(77)
Changes in operating assets and liabilities:
Accounts receivable	(6,294)	(4,443)
Prepaid expenses, deposits, and other assets	731	(1,460)
Prepaid workers' compensation	(1,080)	(163)
Accounts payable	636	(238)
Risk management incentive program liability	115	(356)
Other current liabilities	(684)	(869)
Accrued payroll, benefits and payroll taxes	(1,126)	(1,008)
Due to franchisees	1,133	1,144
Workers' compensation claim payment deposit	342	(238)
Workers' compensation claims liability	(227)	(285)
Net cash provided by operating activities - continuing operations	3,534	1,831
Net cash used in operating activities - discontinued operations	(152)	(46)
Net cash provided by operating activities	3,382	1,785
Cash flows from investing activities
Cash paid for acquisition	(300)	-
Purchase of property and equipment	-	(98)
Proceeds from the sale of purchased locations	100	-
Proceeds from payments on notes receivable	1,171	685
Cash issued for notes receivable	(13)	(143)
Investment in intangible asset	(338)	(290)
Net change in franchisee deposits	(63)	156
Net cash provided by investing activities	557	310
Cash flows from financing activities
Payments on term loan payable	(426)	(3,266)
Payments related to debt issuance	-	(131)
Net (payments to) proceeds from revolving line of credit	(717)	1,867
Payment of dividends	(2,517)	(2,504)
Net cash used in financing activities	(3,660)	(4,034)
Net increase (decrease) in cash	279	(1,939)
Cash, beginning of period	1,342	3,049
Cash, end of period	$1,621	$1,110
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	100	2,017
Supplemental disclosure of cash flow information
Interest paid	744	1,124
Income taxes paid, net of refunds	796	2,040

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

As of  September 30, 2024, we had 416 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 80 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Revision

Certain immaterial revisions have been made to the three months and nine months ended September 30, 2023 consolidated Statements of Operations for corrections to amounts included in the line item “Service revenue” to reclassify into the line items “Franchise royalties”.  These revisions did not have a significant impact on the financial statement line items impacted and had no effect on total revenue, net income, earnings per share, or stockholders’ equity as previously reported.

Using the guidance in ASC Topic 250, Accounting Changes and Error Corrections, ASC Topic 250-S99-1, Assessing Materiality, and ASC Topic 250-S99-2, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, we evaluated whether our previously issued consolidated financial statements were materially misstated due to this classification error. Based upon our evaluation of both quantitative and qualitative factors, we believe that the effect of this classification error was not material to any previously reported quarterly period.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
HireQuest Direct	$4,104	$4,373	$11,782	$12,312
Snelling and HireQuest	2,372	2,414	6,772	7,234
DriverQuest and TradeCorp	260	82	626	308
HireQuest Health	104	133	310	398
Northbound, MRI, and SearchPath	2,148	1,903	5,539	6,765
Total	$8,988	$8,905	$25,029	$27,017

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $318 thousand and $122 thousand during the three months ended September 30, 2024 and  September 30, 2023, respectively, and approximately $924 thousand and $488 thousand during the nine months ended September 30, 2024 and  September 30, 2023, respectively. These costs are included in general and administrative expenses.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) which expands the required disclosures related to an entity’s expenses and address requests from investors for more granular information about the make-up of expenses in commonly presented expense captions such as selling, general, and administrative. This ASU is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. We are currently evaluating the impact these changes may have on the Company's financial statements and related disclosures.

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

Franchise royalties attributable to the acquiree of approximately $367 thousand are included in our Consolidated Statement of Operations for the three months ended September 30, 2024 and approximately $1.1 million are included in our Consolidated Statement of Operations for the nine months ended September 30, 2024.

Immediately after the acquisition, we sold all of the assets acquired. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the assets was approximately $7.6 million. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $2.1 million related to incentives given to the purchasers of the TEC assets by HQI which is reflected on the line item, "Other miscellaneous expense," in our Consolidated Statement of Operations for the year ended December 31, 2023.

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

During the three months ended  September 30, 2024 and September 30, 2023, Jackson Insurance and Bass invoiced HQI approximately $96 thousand and $329 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the nine months ended  September 30, 2024 and September 30, 2023, Jackson Insurance and Bass invoiced HQI approximately $1.7 million and $534 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended September 30, 2024 and September 30, 2023, Insurance Technologies invoiced HQI approximately $134 thousand and $208 thousand, respectively, for services provided pursuant to this agreement. During the nine months ended September 30, 2024 and September 30, 2023, Insurance Technologies invoiced HQI approximately $431 thousand and $318 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  September 30, 2024 that operated 71 of our 416 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Franchisee royalties	$2,482	$2,414	$7,346	$7,300

Balances regarding the Worlds Franchisees are summarized below (in thousands):

	September 30, 2024	December 31, 2023
Due to franchisees	$2,481	$2,677
Risk management incentive program liability	329	267

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  September 30, 2024 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  September 30, 2024 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  September 30, 2024 the effective interest rate was approximately 6.2%. The Senior Credit Facility will mature on  February 28, 2028. As part of the refinancing transaction we recorded a loss on debt extinguishment of approximately $318 thousand during the nine months ended  September 30, 2023, which is reflected on the line item, "Interest and other financing expense," in our Consolidated Statement of Operations.

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

At  September 30, 2024, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The following table provides the estimated future maturities of term loans as of  September 30, 2024 (in thousands):

2024	87
2025	132
Total future maturities	219

Note 5 - Fair Value of Financial Instruments

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

	September 30, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,621	$1,621	$-	$-
Notes receivable	8,438	-	8,438	-
Accounts receivable	50,492	-	50,492	-
Total assets at fair value	$60,551	$1,621	$58,930	$-

Term loan payable	$219	$-	$219	$-
Line of credit	13,403	-	13,403	-
Total liabilities at fair value	$13,622	$-	$13,622	$-

	December 31, 2023
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,342	$1,342	$-	$-
Notes receivable	9,622	-	9,622	-
Accounts receivable	44,394	-	44,394	-
Total assets at fair value	$55,358	$1,342	$54,016	$-

Term loan payable	$646	$-	$646	$-
Line of credit	14,119	-	14,119	-
Total liabilities at fair value	$14,765	$-	$14,765	$-

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

Note 7 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2024 and 2023 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2023	0.06	833
June 1, 2023	0.06	835
September 1, 2023	0.06	837
December 1, 2023	0.06	836
March 1, 2024	0.06	838
June 1, 2024	0.06	838
September 1, 2024	0.06	841

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first nine months of 2024, we issued 9,956 shares valued at approximately $144 thousand under this program. During the first nine months of 2023, we issued 3,702 thousand shares valued at approximately $72 thousand under this program.

In the first nine months of 2024, we issued 55,894 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $688 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 53,245 shares vested equally over the three months post grant. The remaining 2,649 shares were issued pursuant to our share purchase match program. Also, in the first nine months of 2024, we issued 5,270 shares pursuant to our share purchase match program to members of our Board of Directors valued at approximately $80 thousand. Also, in the first nine months of 2024, we issued 2,037 shares pursuant to our share purchase match program to key employees valued at approximately $29 thousand.

Also, in the first nine months of 2024, we issued 7,500 shares of restricted common stock pursuant to the 2019 Plan that vest over 4 years and were valued at approximately $101 thousand to a key employee for services in lieu of cash compensation.

In the first nine months of 2023, we issued 7,679 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $162 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 6,397 shares vested equally over the three months post grant. The remaining 1,282 shares were issued pursuant to our share purchase match program. Also, in the first nine months of 2023, we issued 1,261 shares pursuant to our share purchase match program to members of our Board of Directors valued at approximately $20 thousand.

Also, in the first nine months of 2023, we issued 55,431 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $1.2 million to key employees for services in lieu of cash compensation. Of these, 9,272 shares were issued to our CEO and vest equally over the three months post grant. Of the remaining shares, 45,000 vest over 4 years and 1,159 shares were issued pursuant to our share purchase match program.

The following table summarizes our restricted stock outstanding at December 31, 2023, and changes during the nine months ended September 30, 2024 (number of shares in thousands).

	Shares	Weighted average grant date price
Non-vested, December 31, 2023	155	$17.52
Granted	70	12.71
Vested	(73)	15.01
Non-vested, September 30, 2024	152	16.50

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  September 30, 2024 and December 31, 2023.

The following table summarizes our stock options outstanding at December 31, 2023, and changes during the nine months ended September 30, 2024 (number of shares in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2023	13	$5.47	$2.98
Granted	-	-	-
Outstanding, September 30, 2024	13	5.47	2.98

There were no non-vested stock options outstanding at September 30, 2024 or at  December 31, 2023.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $14.16 at September 30, 2024 (number of shares and intrinsic value in thousands).

	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	3.5	$112

At September 30, 2024, there was unrecognized stock-based compensation expense totaling approximately $1.2 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  September 30, 2024 and  September 30, 2023 totaled approximately 152 thousand and 173 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Weighted average number of common shares used in basic net income per common share	13,834	13,751	13,817	13,709
Dilutive effects of unvested restricted stock and stock options	-	69	90	68
Weighted average number of common shares used in diluted net income per common share	13,834	13,820	13,907	13,777

Note 10 - Goodwill and Intangible Assets

Annual impairment test

During the third quarter of 2024, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded that the carrying value of our MRI reporting unit exceeded its estimated fair value resulting in an impairment charge of approximately $4.8 million. The goodwill impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. These industry and market conditions were deemed a triggering event that led us to also review the fair value of certain indefinite-lived intangible assets related to the MRI reporting unit. As a result of this review we concluded the carrying value of the trade name related to MRI exceeded its estimated fair value resulting in an impairment charge of approximately $1.2 million. The related impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. The balance for the trade name related to MRI was approximately $2.2 million and $940 thousand at December 31, 2023 and  September 30, 2024, respectively.

The combined impairment charge of approximately $6.0 million is reflected in the line item, "Goodwill and intangible asset impairment charge," in our Consolidated Statements of Operations for the three and nine months ended September 30, 2024.

The table below reflects our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2023	$5,870
Impairment charge during 2024	(4,795)
Goodwill balance at September 30, 2024	$1,075

Goodwill before impairment	$5,870
Accumulated impairment charge	(4,795)
Goodwill balance at September 30, 2024	$1,075

Intangible Assets

The following table reflects our finite-lived and indefinite-lived intangible assets:

		September 30, 2024			December 31, 2023
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization and impairment	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(5,393)	$20,163	$25,556	$(4,116)	$21,440
Purchased software	7 years	3,200	(1,371)	1,829	3,200	(1,029)	2,171
Internally developed software	5 years	3,021	(847)	2,174	2,683	(498)	2,185
Total finite-lived intangible assets		31,777	(7,611)	24,166	31,439	(5,643)	25,796
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	3,580	(1,240)	2,340	3,580	-	3,580
Total intangible assets		$37,583	$(8,851)	$28,732	$37,245	$(5,643)	$31,602

Amortization expense related to intangible assets totaled approximately $656 thousand and $655 thousand for the three months ended  September 30, 2024 and  September 30, 2023, respectively, and $2.0 million for the nine months ended  September 30, 2024 and  September 30, 2023.

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $7.4 million and $8.2 million on  September 30, 2024 and December 31, 2023, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2024.

Note 12 - Income Tax

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

Our effective tax rate for continuing operations during the three months ended  September 30, 2024 and  September 30, 2023 was 25.1% and 24.5%, respectively. Our effective tax rate for continuing operations during the nine months ended  September 30, 2024 and  September 30, 2023 was 9.7% and 20.4%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit (expense) allocated to discontinued operations was $14 thousand and $37 thousand for the three months ended  September 30, 2024 and  September 30, 2023, respectively, and  $49 thousand and $(48) thousand for the nine months ended  September 30, 2024 and  September 30, 2023.

Note 13 - Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines. Dubin Workforce Solutions specialized in temporary labor assignments. The Dubin Group focused on permanent recruiting. We immediately sold the assets of Dubin Workforce Solutions to a new franchisee. There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition. We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2023, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price and increased efforts to grow the customer base. The franchise continues to be actively marketed at a price that is reasonable given its results of operation. We expect to complete a sale of these assets within the next 12 months.

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

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $891 thousand on  September 30, 2024 and December 31, 2023.

The net (loss) income from discontinued operations as reported in our Consolidated Statements of Operations was comprised of the following amounts (in thousands):

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenue	$258	$209	$593	$1,688
Cost of staffing services	82	102	203	1,106
Gross profit	176	107	390	582
Selling, general and administrative expenses	(232)	(116)	(580)	(579)
(Loss) gain on sale of intangible assets	-	(143)	(11)	196
Net (loss) income before tax	(56)	(152)	(201)	199
(Benefit) provision for income taxes	(14)	(37)	(49)	48
Net (loss) income	$(42)	$(115)	$(152)	$151

Note 14 - Notes Receivable

Notes from Franchisees

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $8.4 million and $9.6 million as of  September 30, 2024 and December 31, 2023, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our Consolidated Statements of Operations. Interest income was approximately $138 thousand and $83 thousand during the three months ended  September 30, 2024 and September 30, 2023, respectively, and was approximately $424 thousand and $197 thousand during the nine months ended  September 30, 2024 and September 30, 2023, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $623 thousand as of  September 30, 2024 and  December 31, 2023, for credit losses from franchisees.

The following table summarizes our notes receivable balance to franchisees (in thousands):

	September 30, 2024	December 31, 2023
Note receivable	$9,061	$10,245
Allowance for losses	(623)	(623)
Notes receivable, net	$8,438	$9,622

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

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by the current instability of the financial markets; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including without limitation, successful integration following the acquisitions of the MRI Network, Selling Staffing, LINK, Recruit Media, Dental Power, Dubin, Temporary Alternatives, Inc. and subsequent or smaller acquisitions; the impacts of COVID-19 or other diseases or pandemics; the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones: the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war; the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K; and the other factors discussed in this Quarterly Report and our Annual Report.

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

As of September 30, 2024 we had 416 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 5 MRI locations that provided contract staffing services only. We provide employment for an estimated 80 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Recent Developments

TEC, The Employment Company

On October 23, 2023 we entered into an agreement to acquire certain assets of TEC, The Employment Company ("TEC") for approximately $9.8 million. TEC has 10 locations across Arkansas that provide light industrial, clerical, technical, and professional staffing services. Prior to our acquisition, TEC generated over $34 million in system wide sales during the 12-month period ended September 30, 2023. The acquisition of TEC expanded our presence in Arkansas and grew our franchise base, as we immediately entered into new franchise agreements and sold the all of assets acquired. We funded this acquisition with our Senior Credit Facility and the proceeds related to the near simultaneous franchising of operations.

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2024 and September 30, 2023. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Nine months ended
	September 30, 2024		September 30, 2023		September 30, 2024		September 30, 2023
Franchise royalties	$8,988	95.5%	$8,905	96.1%	$25,029	94.4%	$27,017	96.1%
Service revenue	428	4.5%	366	3.9%	1,486	5.6%	1,101	3.9%
Total revenue	9,416	100.0%	9,271	100.0%	26,515	100.0%	28,118	100.0%
Selling, general and administrative expenses	5,379	57.1%	6,354	68.5%	16,286	61.4%	17,824	63.4%
Goodwill and intangible asset impairment charge	6,035	64.1%	-	0.0%	6,035	22.8%	-	0.0%
Depreciation and amortization	697	7.4%	699	7.5%	2,092	7.9%	2,096	7.5%
(Loss) income from operations	(2,695)	(28.6)%	2,218	23.9%	2,102	7.9%	8,198	29.2%
Other miscellaneous (expense) income	(65)	(0.7)%	117	1.3%	12	0.0%	259	0.9%
Interest income	138	1.5%	83	0.9%	424	1.6%	197	0.7%
Interest and other financing expense	(268)	(2.8)%	(302)	(3.3)%	(763)	(2.9)%	(1,155)	(4.1)%
Net (loss) income before income taxes	(2,890)	(30.7)%	2,116	22.8%	1,775	6.7%	7,499	26.7%
(Benefit) provision for income taxes	(725)	(7.7)%	518	5.6%	172	0.6%	1,530	5.4%
Net (loss) income from continuing operations	(2,165)	(23.0)%	1,598	17.2%	1,603	6.0%	5,969	21.2%
Net (loss) income from discontinued operations, net of tax	(42)	(0.4)%	(115)	(1.2)%	(152)	(0.6)%	151	0.5%
Net (loss) income	$(2,207)	(23.4)%	$1,483	16.0%	$1,451	5.5%	$6,120	21.8%
Non-GAAP data
Adjusted EBITDA	$4,926	52.3%	$3,742	40.4%	$12,324	46.5%	$12,194	43.4%

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

●	By excluding other non-recurring charges and gains such as goodwill and intangible asset impairment, Adjusted EBITDA provides a basis for measuring financial performance without such items.

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

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(2,207)	$1,483	$1,451	$6,120
Interest expense	268	302	763	1,155
(Benefit) provision for income taxes	(725)	518	172	1,530
Depreciation and amortization	697	699	2,092	2,096
EBITDA	(1,967)	3,002	4,478	10,901
WOTC related costs	134	68	326	339
Non-cash compensation	549	306	1,249	928
Goodwill and intangible asset impairment	6,035	-	6,035	-
Acquisition related charges, net	100	66	111	(274)
Write down of note receivable	75	300	125	300
Adjusted EBITDA	$4,926	$3,742	$12,324	$12,194

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended September 30, 2024 or the three months ended September 30, 2023.

Total revenue for the three months ended September 30, 2024 was approximately $9.4 million compared to $9.3 million for the three months ended September 30, 2023, an increase of approximately 1.6%. For the quarter ended September 30, 2024, there was a $2.6 million or 1.8% decrease in underlying system-wide sales from $151.0 million for the three months ended September 30, 2023 to $148.4 million for the three months ended September 30, 2024. The decrease in system-wide sales was primarily driven by a decline at MRI of $5.3 million partially offset by a $3.2 million increase for Snelling/HireQuest. Revenue as a percentage of system-wide sales was 6.3% for the three months ended September 30, 2024 compared to 6.1% for three months ended September 30, 2023.

Franchise Royalties

Franchise royalties for the three months ended September 30, 2024 were approximately $9.0 million, an increase of approximately 0.9% from $8.9 million for the three months ended September 30, 2023. Our net effective royalty rate (as a percentage of external system-wide sales) was 6.1% for the three-month period ended September 30, 2024 and 5.9% for the three months ended September 30, 2023. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the three months ended September 30, 2024 and September 30, 2023 are as follows (in thousands):

	Three months ended
	September 30, 2024	September 30, 2023
Franchise royalties from HireQuest Direct	$4,104	$4,373
Franchise royalties from Snelling and HireQuest	2,372	2,414
Franchise royalties from DriverQuest and TradeCorp	260	82
Franchise royalties from HireQuest Health	104	133
Franchise royalties from Northbound, MRI, and SearchPath	2,148	1,903
Franchise royalties	$8,988	$8,905

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. In addition to royalty fees, we also charge a license fee to some locations that utilize our intellectual property that are not franchisees. License fees are 9% of the gross margin for those locations. We have no employees and provide no services at the licensed locations. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vendor programs or IT license blocks. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences. In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the three months ended September 30, 2024 was approximately $428 thousand, an increase of $62 thousand from the three months ended September 30, 2023, when service revenue was approximately $366 thousand. Interest income, which is included in service revenue was $197 thousand for the three months ended September 30, 2024 and $197 thousand for the three months ended September 30, 2023. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2024 were approximately $12.1 million compared to $7.1 million for the three months ended September 30, 2023. The increase of $5.0 million was primarily driven by a goodwill and intangible asset non-cash charge of $6.0 million related to the MRI acquisition- See Note 10 Goodwill and Intangible Assets partially offset by a $1.0 million decrease in Workers compensation expense. Overall, operating expenses represented 8.2% of system-wide-sales in the three months ended September 30, 2024 versus 4.7% of system-wide sales in the three months ended September 30, 2023.

Workers' Compensation

Workers' compensation expense was approximately $499 thousand for the three months ended September 30, 2024, a decrease of $968 thousand when compared to a net expense of approximately $1.5 million recorded in the three months ended September 30, 2023. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended September 30, 2024 was approximately $2.8 million which is essentially flat compared to $2.9 million for the three months ended September 30, 2023.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $2.1 million for the three months ended September 30, 2024, an increase of 1.4% from $2.0 million for the three months ended September 30, 2023.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2024 was approximately $697 thousand compared to $699 thousand for the three months ended September 30, 2023.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended September 30, 2024, other miscellaneous expense was approximately $65 thousand, compared to other miscellaneous income of $117 thousand for the three months ended September 30, 2023. This change was primarily driven by a gain on the disposal of a discontinued asset in the period ending September 30, 2023 and a loss of $100 thousand on the disposal of an intangible asset during the three months ended September 30, 2024.

Interest income and expense

Interest income for the three months ended September 30, 2024 was approximately $138 thousand compared to $83 thousand for the three months ended September 30, 2023. Interest income represents interest related to the financing of franchised locations and the increase is due to the increase in Notes Receivables associated with the TEC acquisition in December 2023 as noted in Note 2-Acquisitions.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $302 thousand for the three months ended September 30, 2023 to $268 thousand for the three months ended September 30, 2024. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax benefit was approximately $725 thousand for the three months ended September 30, 2024. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the three months ended September 30, 2024 was 25.1%.

Income tax expense for the three months ended September 30, 2023 was approximately $518 thousand. Our net ETR for the three months ended September 30, 2023 was 24.5%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRI Network as the increase in executive, managerial and professional recruiting does not generate WOTC's at the same levels as staffing services.

Discontinued Operations

Following the acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which benefits our entire system by increasing revenue opportunities for all franchises under the HireQuest Health brand. Dental Power has national customers, and we did not have any plans to sell the operations as a single franchise or bifurcate it off into several geographical franchisees. It was not being marketed or otherwise held-for-sale. We operated Dental Power as a company-owned location reflected in continuing operations. As part of the MRI Network acquisition, their franchise base included a number of natural buyers who were already operating in the dental industry. We immediately began marketing Dental Power for sale to these and any other potential buyers. On March 27, 2023, we completed the sale of the assets we acquired in the Dental Power acquisition to an acquired MRI franchisee, who will continue to operate the business as part of their franchise. All operations of Dental Power while we operated the business have been classified as discontinued operations for all periods presented.

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of September 30, 2024 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the nine months ended September 30, 2024 or the nine months ended September 30, 2023.

Total revenue for the nine months ended September 30, 2024 was approximately $26.5 million compared to $28.1 million for the nine months ended September 30, 2023, a decrease of 5.7%. For the nine months ended September 30, 2024, there was a $31.9 million or 6.9% decrease in underlying system-wide sales when compared to the prior year quarter. Revenue as a percentage of system-wide sales was 6.2% for the nine months ended September 30, 2024 versus 6.1% for the nine months ended September 30, 2023. The decrease in Total Revenue was primarily driven by a $23.6 million decrease in system-wide sales at MRI due to continued weakness in the staffing and recruiting sectors that MRI serves.

Franchise Royalties

Franchise royalties for the nine months ended September 30, 2024 were approximately $25.0 million, a decrease of 7.4% from $27.0 million for the nine months ended September 30, 2023. Of the $2.0 million net decrease,approximately $1.1 million was related to the decrease in system-wide sales in MRI. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.8% for the nine-month period ended September 30, 2024 compared to 5.9% for the nine months ended September 30, 2023. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the nine months ended September 30, 2024 and September 30, 2023 are as follows (in thousands):

	Nine months ended
	September 30, 2024	September 30, 2023
Franchise royalties from HireQuest Direct	$11,782	$12,312
Franchise royalties from Snelling and HireQuest	6,772	7,234
Franchise royalties from DriverQuest and TradeCorp	626	308
Franchise royalties from HireQuest Health	310	398
Franchise royalties from Northbound, MRI, and SearchPath	5,539	6,765
Franchise royalties	$25,029	$27,017

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

Service revenue for the nine months ended September 30, 2024 was approximately $1.5 million, an increase of $385 thousand from the nine months ended September 30, 2023, when service revenue was approximately $1.1 million. Interest income, which is included in service revenue was $570 thousand for the nine months ended September 30, 2024 and $659 thousand for the nine months ended September 30, 2023. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Operating expenses for the nine months ended September 30, 2024 were approximately $24.4 million compared to $19.9 million for the nine months ended September 30, 2023, an increase of 22.6% or $4.5 million. The increase primarily relates to a non-cash goodwill and intangible asset impairment charge of $6.0 million partially offset by a $724 thousand reduction in Workers Compensation and a $1.1 million reduction in Compensation and Benefits. Overall, operating expenses including the goodwill and intangible impairment charge represented 5.7% of system-wide-sales in the nine months ended September 30, 2024.

Workers' Compensation

Workers' compensation expense was approximately $1.6 million for the nine months ended September 30, 2024, a decrease of $724 thousand when compared to a net expense of approximately $2.3 million recorded in the nine months ended September 30, 2023. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the nine months ended September 30, 2024 was approximately $8.5 million compared to $9.6 million for the nine months ended September 30, 2023, a decrease of 11.1% due to a reduction in headcount and the associated salary, benefits, bonus and insurance costs.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $6.1 million for the nine months ended September 30, 2024 , an increase of $256 thousand or 4.3% from $5.9 million for the nine months ended September 30, 2023. This increase was driven primarily by a $436 thousand increase in Advertising & Marketing expense partially off-set by a $172 thousand reduction in computer expenses and professional fees.

Depreciation and amortization

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other Income and Expense

Depreciation and amortization for the nine months ended September 30, 2024 and September 30, 2023 was unchanged at approximately $2.1 million.

Other miscellaneous income

For the nine months ended September 30, 2024, other miscellaneous income was approximately $12 thousand, compared to other miscellaneous income of $259 thousand for the nine months ended September 30, 2023. The company received $158 thousand in rental income and $77 thousand from a gain on disposal of an intangible asset during the nine month period ending in September 30, 2023 compared to rental income of $76 thousand and a loss of $100 thousand on disposal of an intangible asset in the nine month period ending September 30, 2024.

Interest income and expense

Interest income for the nine months ended September 30, 2024 was approximately $424 thousand compared to $197 thousand for the nine months ended September 30, 2023. Interest income represents interest related to the financing of franchised locations and the increase is due to the increase in Notes Receivables associated with the TEC acquisition in December 2023 as noted in Note 2-Acquisitions.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $1.2 million for the nine months ended September 30, 2023 to $763 thousand for the nine months ended September 30, 2024. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance and also due to a loss on debt extinguishment of $300 thousand that occurred in the three months ended March 31, 2023 associated with a refinancing.

Provision for income tax

Income tax expense was approximately $172 thousand for the nine months ended September 30, 2024. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal Work Opportunity Tax Credit ("WOTC"), which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the nine months ended September 30, 2024 was 9.7%.

Income tax expense for the nine months ended September 30, 2023 was approximately $1.5 million. Our net ETR for the nine months ended September 30, 2023 was 20.4%. The decrease in the net ETR is driven by mix of our revenue, particularly the addition of MRI Network as the increase in executive, managerial and professional recruiting does not generate Work Opportunity Tax Credits at the same levels as staffing services.

Discontinued Operations

Following the acquisition of Dental Power, we used the platform to build a customer base in the dental-oriented sector of the staffing industry, which benefits our entire system by increasing revenue opportunities for all franchises under the HireQuest Health brand. Dental Power has national customers, and we did not have any plans to sell the operations as a single franchise or bifurcate it off into several geographical franchisees. It was not being marketed or otherwise held-for-sale. We operated Dental Power as a company-owned location reflected in continuing operations. As part of the MRI Network acquisition, their franchise base included a number of natural buyers who were already operating in the dental industry. We immediately began marketing Dental Power for sale to these and any other potential buyers. On March 27, 2023, we completed the sale of the assets we acquired in the Dental Power acquisition to an acquired MRI franchisee, who will continue to operate the business as part of their franchise. All operations of Dental Power while we operated the business have been classified as discontinued operations for all periods presented.

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of September 30, 2024 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At , our current assets exceeded our current liabilities by approximately $23.3 million. Our current assets included approximately $1.6 million of cash and $50.5 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of September 30, 2024 included approximately $11.0 million due to our franchisees on pending settlement statements, $3.7 million related to our workers’ compensation claims liability, and $13.4 million of borrowings under our line of credit.

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

Operating Activities

During the nine months ended September 30, 2024, cash provided by continuing operating activities was approximately $3.5 million and included net income from continuing operations of approximately $1.6 million, adjusted by non-cash items (primarily the goodwill and intangible asset impairment charge, depreciation, stock-based compensation, amortization ) of approximately $8.4 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $6.5 million, including an increase in accounts receivable of $6.3 million. During the nine months ended September 30, 2023, cash provided by continuing operating activities was approximately $1.8 million and included net income from continuing operations of approximately $6.0 million, adjusted by non-cash items of approximately $3.8 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $7.9 million.

Investing Activities

During the nine months ended September 30, 2024, cash generated by investing activities was approximately $557 thousand, primarily from payments on notes receivable. During the nine months ended September 30, 2023, cash generated by investing activities was approximately $310 thousand.

Financing Activities

During the nine months ended September 30, 2024, cash used by financing activities was approximately $3.7 million and included net payments on our revolving line of credit of approximately $717 thousand and the payment of approximately $2.5 million in dividends. During the period ended September 30, 2023, cash used by financing activities was approximately $4.0 million and included the payment of dividends totaling approximately $2.5 million and payments on our term loan of approximately $3.3 million partially offset by net proceeds from our revolving line of credit of $1.9 million.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit Agreement with Bank of America, N.A. (the "Bank") for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten business days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility provides for certain financial covenants including an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the related credit agreement (the "Credit Agreement"). The Senior Credit Facility will mature on February 28, 2028.

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

At September 30, 2024, availability under the Senior Credit Facility was approximately $26.9 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 6.2% and is repriced daily. On October 23, 2023, we entered into an agreement to acquire certain assets of TEC Staffing Services, Inc. ("TEC") for approximately $9.8 million.

Economy and Inflation

The U.S. economy has suffered from high rates of inflation in recent years. We do not believe inflation has had a material effect on our Company’s results of operations as inflation generally results in higher rates per hour that can offset any slowdown in organic growth opportunities. This might not be the case if inflation continues to grow. A prolonged period of high inflation may also impact our ability to carry out our acquisition strategy. On the other hand, if business conditions deteriorate, it may be easier for us to identify an acquisition candidate.

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

For the nine months ended September 30, 2024, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended			Nine months ended
	September 30, 2024	September 30, 2023	Change	September 30, 2024	September 30, 2023	Change
System-wide sales from HireQuest Direct	$64,030	$65,572	(2.4)%	$178,489	$186,515	(4.3)%
System-wide sales from Snelling and HireQuest	40,984	37,801	8.4%	116,635	121,555	(4.0)%
System-wide sales from DriverQuest and TradeCorp	3,925	1,237	217.3%	10,332	3,248	218.1%
System-wide sales from HireQuest Health	1,419	1,922	(26.2)%	4,845	4,921	(1.5)%
System-wide sales from Northbound, MRI, and SearchPath	38,000	44,466	(14.5)%	117,900	143,764	(18.0)%
System-wide sales from Discontinued Operations	258	209	23.4%	593	1,688	(64.9)%
System-wide sales	$148,616	$151,207	(1.7)%	$428,794	$461,691	(7.1)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the nine months ended September 30, 2024:

Offices, December 31, 2022	435
Opened in 2023	14
Purchased in 2023	7
Closed in 2023	(29)
Offices, December 31, 2023	427
Opened in 2024	19
Purchased in 2024	1
Closed in 2024	(30)
Offices, September 30, 2024	417

Critical Accounting Estimates

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

Annual assessments are conducted in the context of information that is reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; labor cost and availability; operational efficiency, and the then current discount rates and tax rates. We performed our annual goodwill impairment tests as of August 31, 2024.

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

In addition, see Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Notwithstanding the material weakness, which still existed as of September 30, 2024 , the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

Management Plans to Remediate Material Weakness

Beginning with our quarterly report on Form 10-Q for the quarter ended March 31, 2021 the Company reported a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions in connection with the integration of acquisitions. As part of the remediation, the Company has engaged third party professionals with appropriate technical expertise for subsequent acquisitions. Also, in order to give the Chief Accounting Officer (“CAO”) more time to do an appropriate review as and when required, the Company has transitioned the CAO’s responsibility over the Finance Operations Group which processes and reconciles daily transactions to another leader in the organization. In addition, the Company is actively recruiting for additional staff in the accounting department with appropriate professional experience and in November 2023, hired a Chief Financial Officer (“CFO”) who has 17 years of experience as a public company CFO and 5 years of experience as a public company director including as Audit Committee Chair. Based on our recruiting efforts in October the Company hired a Senior Accountant with 9 years of accounting experience. Lastly, the Company is working through the accounting processes currently the responsibility of the CAO with the goal of (1) making the processes more efficient and (2) transitioning work from the CAO to other appropriately experienced accounting staff.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2024, there were no significant changes in our internal control over financial reporting, other than those referred to above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

/s/ Richard Hermanns	November 7, 2024
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Steve Crane	November 7, 2024
Steve Crane	Date
Chief Financial Officer