Form 10-K
period 2024-12-31
HireQuest, Inc.
filed 2025-03-27
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter was $66.1 million.

Number of shares of registrant’s common stock outstanding at March 26, 2025 was approximately 14.0 million.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2024.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2024 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, net income and Adjusted EBITDA (a non-GAAP Financial Measure); operating results; dividends and shareholder returns; anticipated benefits of any merger or acquisitions including those we have completed in 2022, 2023, and 2024; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand in and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our, our franchisees' and our customers' ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including the impact of any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution, and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

Recent Developments

2022 Acquisitions

The Temporary Alternatives Acquisition

On January 24, 2022 we completed our acquisition of certain assets of Temporary Alternatives in accordance with the terms of an Asset Purchase Agreement dated January 10, 2022, including three locations in West Texas and New Mexico, for approximately $7.0 million, inclusive of a prescribed amount of working capital. Temporary Alternatives is a staffing division of dmDickason Personnel Services, a family-owned company based in El Paso, TX. We immediately entered into a franchise agreement and sold the non-working capital assets acquired. We funded this acquisition with existing cash on hand and a draw on our existing line of credit with Truist.

The Dubin Acquisition

On February 21, 2022 we completed our acquisition of the staffing operations of The Dubin Group, Inc., and Dubin Workforce Solutions, Inc. (collectively “Dubin”) in accordance with the terms of an Asset Purchase Agreement dated January 19, 2022 for approximately $2.5 million, inclusive of a prescribed amount of working capital. Dubin provides executive placement services and commercial staffing in the Philadelphia, PA metropolitan area. We funded this acquisition with existing cash on hand, deferred purchase payments, and a draw on our existing line of credit with Truist. We divided Dubin into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired locations have not been sold as of December 31, 2024 and are classified as held-for-sale. In the meantime, we operate the Philadelphia franchise as company-owned.

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

2023 Acquisitions

The TEC Acquisition

On December 4, 2023 we completed our acquisition of ten locations of TEC Staffing Services ("TEC") in Arkansas in accordance with the terms of an Asset Purchase Agreement dated October 23, 2023 for approximately $9.8 million. TEC has been a provider of industrial staffing services to the employers and workers in Northwest and Central Arkansas for over 40 years. We funded this acquisition with existing cash on hand and a draw on our existing line of credit. We immediately entered into three franchise agreements with existing franchisees and sold the operating assets we acquired.

2024 Acquisitions

The RTS Acquisition

On December 30, 2024 we completed our acquisition of one location of Ready Temporary Services ("RTS") in Denver, Colorado in accordance with the terms of an Asset Purchase Agreement dated December 13, 2024 for $1.4 million. RTS has been a provider of day labor and industrial staffing services to the employers and workers of Denver, Colorado for multiple decades. We funded this acquisition with cash on hand and a draw on our existing line of credit. We immediately entered into a franchise agreement and sold the non-working capital assets we acquired.

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

Smaller acquisitions have helped us fill our footprint and provide our franchisees and customers with ore targeted offerings. In 2022, the Temporary Alternatives and Dubin acquisitions filled gaps in our geography. The Northbound acquisition did the same for New York City but also brought a high-class executive placement offering that we hope to leverage into other markets. Subsequent tuck in acquisitions in 2023 and 2024 served to bolster our existing services in certain geographic regions.

In 2024, our franchisees operated under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "Management Recruiters International," "TradeCorp" and "Sales Consultants." Many of the MRI franchises also operate under other brands specific to a locality. HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers. Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas. TradeCorp focuses on jobs primarily for construction site skilled trades. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the healthcare and dental industries. Northbound, MRI, and Sales Consultants focus on executive, managerial, and professional recruitment services, although many franchisees also offer short-term consultant and contract staffing services.

Our revenue, which is primarily comprised of royalty fees generated by the operations of our franchised offices, license fees, and interest charged to our franchisees on overdue accounts receivable, was $34.6 million in 2024. This does not include revenue from locations currently owned by us as those are classified as held-for-sale and reported as discontinued operations. Our system-wide sales, which we define as sales at all offices, whether owned and operated by us or by our franchisees, were $563.6 million in 2024. Nearly all system-wide sales originated from franchisee-owned offices. We employed approximately 65 thousand temporary employees and contracted with 173 independent contractors during 2024. At December 31, 2024, we had approximately 425 franchisee-owned offices and one company owned office operating in 44 states, the District of Columbia, and 13 countries outside the United States. On a net basis, we closed 2 offices in 2024 (acquiring or adding 30 and closing 32). We also licensed our tradenames to approximately 6 locations in California. In addition, there were 12 MRI locations that provided contract staffing services only.

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

Our Industry

Temporary Staffing and Permanent Recruiting

According to the American Staffing Association (ASA), the staffing and recruiting industry in the United States generated record annual revenue of approximately $220 billion in 2023. Approximately 85% of industry revenue is generated by temporary and contract employee staffing services, with the remainder coming from executive recruiting and permanent placement, outsourcing / outplacement, and human resource consulting. Following the acquisitions completed and business lines started in 2022, 2023, and 2024, we are expanding into or increasing our presence in several of the remaining segments of the staffing industry including permanent placement, health care, clerical and administrative, and professional.

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

Our Offices

Domestic:

We had approximately 425 franchisee owned offices and one company owned office located in 44 states, the District of Columbia, and 13 countries outside the United States as of December 31, 2024. Finally, we licensed our trademarks for use in 6 locations in California. In addition, there were 12 MRI locations that provided contract staffing services only. The map below provides the number of offices we had in each state.

Number of Offices By State

December 31, 2024

We have a strong concentration of offices in established and emerging regions such as the Southeast, Florida, Texas, the upper Midwest, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends.

International:

As of December 31, 2024 we had 19 non-US offices located in 13 countries in North and South America, Europe, Asia, and Africa. International operations transact with us using US dollars, and currently only placement services are provided outside of the United States.

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

Franchising Strategy

As of December 31, 2024, there were approximately 425 franchised Snelling, HireQuest, HireQuest Direct, and MRI offices operated by 329 franchisees. Approximately 15% of our franchisees owned multiple offices. Our largest franchisee owned 12 offices, and about 4% of our franchisees owned 4 or more offices. One individual owned significant interest in 8 franchisees that operated 31 offices. We also had 35 franchisees that share common ownership with significant stockholders, directors, and officers of the Company. We refer to these as the "Worlds Franchisees." These 35 Worlds Franchisees operated 69 offices as of December 31, 2024.

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

As of December 31, 2024, our temporary staffing franchisees operated under 169 executed franchise agreements. For our HireQuest Direct brand we charge a royalty fee of between 6% and 8% of gross temporary labor sales, depending on sales volume. For temporary labor through our Snelling and HireQuest brands, including HireQuest franchisees, Snelling franchisees, DriverQuest franchisees, TradeCorp franchisees, HireQuest Health franchisees, and Northbound franchises, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements require a royalty of 5% - 7% of direct placement sales.

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

Franchise Agreements - Permanent Placement

We assumed most of our permanent placement franchise agreements from MRI in December 2022. There are a significant number of variations among the agreements. Most franchisees are not granted any exclusive territory. Historically, the franchisees have been encouraged to focus on a particular demographic, industry, or geography.

As of December 31, 2024 our MRI franchisees operated under 197 executed franchise agreements. We charge a royalty fee on permanent placement business of between 1.0% to 9.0% of total cash received with minimum annual royalties applying in many circumstances. The MRI franchises with a lower percentage royalty also generally pay a flat annual fee. For non-permanent contract staffing, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

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

The table below displays the number of HireQuest Direct, Snelling, and TradeCorp franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2025	10
2026	39
2027	28
2028	25
2029	54
After 2029 (1)	13
1.	Excludes franchise agreements that renew between 2025 and 2029 which will be up for renewal again after 2029.

The table below displays the number of MRI, SearchPath, and Northbound franchise agreements scheduled to renew each year:

Year	Renewals
2025	56
2026	31
2027	28
2028	17
2029	8
After 2029 (1)	57
1.	Excludes franchise agreements that renew between 2025 and 2029 which will be up for renewal again after 2029.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services our franchises provide. Hire Quest, LLC, DriverQuest 2, LLC, and HQ Medical, LLC, our wholly-owned subsidiaries, are the employer of record of all temporary employees of the HireQuest Direct, Snelling, HireQuest, DriverQuest, HireQuest Health, and Northbound brands. All temporary employees employed via contract staffing in the MRI brand are employed through People 2.0. In 2024, we employed approximately 65 thousand temporary employees and contracted with173 independent contractors. Our systems generated approximately1.3 million paychecks. Most of these payments were made via electronic transfer or paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full-time employees on a given day, however, approximately 841 temporary employees worked at least 1,800 hours in 2024.

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

Corporate Employees

We believe our success also depends on our ability to attract, develop, and retain talented employees at our corporate headquarters. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top, and we routinely have Company functions designed to engage and integrate our employees into our culture. Through our wholly-owned subsidiary HQ LTS Corporation, we employed 92 full-time employees at December 31, 2024. Most of these individuals are employed at our corporate headquarters in Goose Creek, SC. The vast majority of these employees are full-time. These employees provide back-office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	61	President, Chief Executive Officer, and Chairman of the Board
Steven G. Crane	68	Chief Financial Officer
John D. McAnnar	42	Chief Legal Officer, Vice President of Professional Services, and Secretary

Richard Hermanns is the President and Chief Executive Officer, as well as Chairman of the Board of Directors, of HireQuest, Inc. Mr. Hermanns has more than thirty-five years of experience in the temporary staffing industry. Previously, he served as chief executive officer and secretary of HireQuest, LLC, after the company’s founding in 2002, and similar capacities for predecessor entities since July 1991. Prior to founding HireQuest, Mr. Hermanns was the chief financial officer of Outsource International, formerly known as Labor World USA, Inc., and an assistant vice president at NCNB National Bank, now Bank of America. He graduated summa cum laude with a Bachelor of Science in economics and finance from Barry University and holds a Masters of Business Administration in finance from the University of Southern California. In addition to his business ventures, Mr. Hermanns is also involved in a number of charitable pursuits. One of them is the Higher Quest Foundation, a non-profit organization dedicated to fighting global hunger in a sustainable way.

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

John D. McAnnar is the Chief Legal Officer, Vice President of Professional Services, and Secretary of HireQuest, Inc. He has fulfilled the General Counsel or Chief Legal Officer role for both HQI, and its predecessor, HireQuest, LLC, since 2014. His work with HireQuest involves a range of legal, operational, and risk management affairs in different realms, including mergers and acquisitions, securities, employment, insurance and finance, workers’ compensation, litigation, and intellectual property. Previously, Mr. McAnnar served in the litigation departments of Carmody MacDonald, P.C., and Armstrong Teasdale, LLP, an Am Law 200 firm, where he focused on complex commercial litigation, corporate, and employment law. Beginning in July 2023 and until it was acquired, he served on the Board of Directors and the Audit, Compensation, and Nominations and Governance Committees of Scott's Liquid Gold, Inc. (OTC:SLGD). He is the co-founder of ArchCity Defenders, a non-profit organization in St. Louis, Missouri, that led the push for change in Missouri’s municipal court system following the Ferguson unrest. For this work, Mr. McAnnar has received multiple awards, including the National Legal Aid & Defenders Association New Leaders in Advocacy Award and the Ina M. Boon Social Justice Award from the St. Louis City NAACP. Mr. McAnnar graduated cum laude with a Bachelor of Arts degree from the University of Pittsburgh. He achieved his juris doctorate, magna cum laude, from St. Louis University School of Law, where he was inducted into the Alpha Sigma Nu Jesuit Honor Society and the Order of the Woolsack. He has also been an adjunct professor at the Charleston School of Law.

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

The primary competitive factors in our staffing markets include price, the ability to provide the requested workers on a timely basis, and success in meeting customer expectations. Secondary factors include customer relationships, name recognition, and established reputation. For larger accounts our financial stability and carrier relationships are considered competitive factors for us. Businesses operating in these areas of the staffing industry require access to significant working capital to pay temporary employees, particularly in the spring and summer when seasonal staffing requirements are highest, and to fund workers' compensation premiums and claims. Lack of working capital can be a significant impediment to growth for small, local, and regional staffing service providers. A second barrier to entry is an affordable workers’ compensation policy. Small entrants usually do not have the scale necessary to secure a policy on terms similar to ours. Regulatory compliance is becoming more burdensome, particularly for smaller firms that cannot profitably comply with the increasing number of federal, state, and local employment laws and regulations.

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

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "MRI," “VETSQuest,” “The Right People at the Right Time,” "Management Recruiters," "Sales Consultants," "TradeCorp," and all of our stylized logos. We also own a stylized trademark for the "Recruit" logo and the domain name "Recruit.com." We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements.

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

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2024, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries, all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference.

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
●

We may have difficulty integrating acquired companies into our business, including our operational software and financial reporting systems, and may not effectively manage or (if deemed necessary) divest acquired companies to achieve expected growth. As previously reported, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review systems or segregation of certain duties. Further information on this material weakness, which has not been resolved as of December 31, 2024, is included in “Item 9A. Controls and Procedures” of this Form 10-K.

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

We impaired our goodwill and other intangible assets in 2024, and if our goodwill or other intangible assets is impaired further in the future, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill and other intangible assets for impairment as required by generally accepted accounting principles in the United States. In 2024, we recorded an impairment to our goodwill and other intangible assets which exceeded $6 million. The estimated fair value of our goodwill and other intangible assets could continue to change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to make an additional reduction to the carrying amount of goodwill or other intangible assets by taking a non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill or other intangible assets with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

Our results of operations could be adversely affected by economic and political conditions nationally and globally and the effects of these conditions on our and our franchisees’ customers’ businesses and levels of business activity.

Recent shifts in U.S. government policies towards isolationism and trade protectionism, along with potential future shifts in policy, may lead to uncertainty in the economy which may impact whether businesses in many industries choose to expand operations or preserve resources which, in turn, may affect the market for temporary or permanent placement services. The recent imposition of and continuing negotiations with respect to tariffs and their effect on the overall economy of the United States could impact our share price as well as our results of operations.

In addition, the Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, continue to impact the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. Furthermore, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy. Although we have no operations in Russia or Ukraine or in the Middle East certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

The conflicts have resulted in rising energy prices and an even more constrained supply chain, and thus exacerbated the inflationary global economic environment, with cost increases affecting labor, fuel, materials, food and services. If these impacts continue to affect us and/or our clients, particularly in the industrial/manufacturing and construction sectors, demand for our labor may decrease, which would decrease gross billings and therefore our royalty revenue. Furthermore, sustained increases in the consumer price index has and will likely continue to put upward pressure on wages. If we are unable to match or exceed wages offered by other potential employers to our temporary employees, we may suffer from employee attrition. At this time, the ultimate extent and duration of the U.S. policy shift, military actions, resulting sanctions and future economic and market disruptions, and resulting effects on the Company, are impossible to predict.

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

Royalty fees generated from office sales in markets subject to seasonal fluctuations are less stable and may be lower than in other markets. Locating offices in highly seasonal markets involves higher risks. Individual franchisee revenue can fluctuate significantly on both a quarter over quarter and year over year basis thereby impacting our royalty and service revenue, depending on the local economic conditions and need for temporary staffing services in the local economy. Weather can also have a significant impact on our operations as there is typically lower demand for staffing services during adverse weather conditions in the winter months in geographies that are affected by such weather. To the extent that seasonal fluctuations become more pronounced, our royalty fees could fluctuate materially from period to period.

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

With nearly all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $773 thousand and $623 thousand at December 31, 2024 and December 31, 2023, respectively. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition

Our success depends upon the continued protection of our trademarks, trade names, and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect, and enforce our intellectual property rights.

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

A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Edward Jackson, a member of our Board and significant stockholder, and immediate family members of Richard Hermanns, Chairman of our Board and our most significant stockholder, have ownership interests in certain of our franchisees, which we label the “Worlds Franchisees.” There were 35 Worlds Franchisees at December 31, 2024 that operated 69 of our approximate 417 franchised offices. Mr. Hermanns’ three children and son-in-law own in the aggregate between 14.7% and 62.8% of each of the Worlds Franchisees. Mr. Jackson owns between 10.7% and 25.4% of each of the Worlds Franchisees.

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

We occasionally lend money to our franchisees to facilitate a franchise conversion or expansion into a new market. While most of our franchisees have historically repaid their loans to us a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. To that end, we have recorded a reserve of approximately $773 thousand on our notes receivable as of December 31, 2024. The risk of non-payment is affected, among other things, by:

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

We are required by the SEC to establish and maintain adequate internal control over financial reporting that provides reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements. Accordingly, we are required to assess the effectiveness of our internal control over financial reporting annually and the effectiveness of our disclosure controls and procedures quarterly. We are also required to disclose any change that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting on a quarterly basis. We first disclosed a material weakness in our internal control over financial reporting in our quarterly report for the quarter ended March 31, 2021. That material weakness continued to exist as of December 31, 2024. As a result, our management has been unable to conclude that we have effective internal control over financial reporting. Please refer to “Item 9A. Controls and Procedures” for more information, which disclosure is incorporated herein by reference.

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

We will likely fail the Ownership Test for the 2024 tax year. However, we do not expect to fail the Income Test in 2023 and 2024. Accordingly, we do not believe that we will be considered a personal holding company for these years. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income, dividends paid, and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.

As of March 26, 2025, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 63% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 24% of our outstanding common stock, a trust for the benefit of his family owns approximately 16% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

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

In 2024, our stock price, as reported by Nasdaq, ranged from a low of $11.39 to a high of $15.75.As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity incidents continue to become more prevalent requiring adequate and continuous assessment, identification, and management of material risks associated with cybersecurity threats. These risks include, among other things, disruption of our business processes and proprietary software, and potential unwanted disclosure of protected personal information which may cause harm to our employees, and clients, violations of privacy laws and regulations, breach of confidentiality and other contractual obligations, litigation and legal action, and financial and reputational harm. We utilize cybersecurity technologies and established procedures and processes to identify, assess, and manage these material cybersecurity risks.

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

Ongoing Activities

To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against, detect, and respond to cybersecurity incidents, we undertake the following activities:

●	All corporate machines are protected by anti-virus software and enterprise network protection;
●	We require two-factor authentication on all corporate machines;
●	We require two-factor authentication for all corporate email accounts;
●	We require all corporate employees to complete quarterly cybersecurity training provided by a third-party;
●	Our CIO and other members of our technology team proactively monitor all potential risks and immediately respond to threats;
●	Our data is backed up in multiple offline air-gapped devices;
●	We test all backups quarterly;
●	We monitor regulations to ensure our policies and procedures are up-to-date and compliant.

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

Item 2. Description of Properties

We own our corporate headquarters, two buildings of approximately 15 thousand square feet and 10 thousand square feet respectively, in Goose Creek, South Carolina. These buildings serve as our base of operations for nearly all of the employees who provide franchisee support functions. At December 31, 2024, we leased approximately 5 thousand square feet of office space in our headquarters to an unaffiliated company. This lease was at the market rate.

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

Holders of Our Common Stock

As of March 19, 2025, we had approximately 73 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

There were no purchases made by or on behalf of the Company or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) of its common stock under the Exchange Act) during the three months ended December 31, 2024.

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

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 which we filed with the SEC on March 21, 2024.

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

Overview

We are a nationwide franchisor of offices providing direct-dispatch, executive search, commercial staffing, and permanent placement solutions primarily in the light industrial, blue-collar, executive, managerial, and administrative segments of the staffing industry. Our franchisees provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names “HireQuest Direct,” “Snelling,” “HireQuest,” "TradeCorp," “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brands specific to them.

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

As of December 31, 2024 we had approximately 425 franchisee-owned offices and 1 company-owned office in 44 states, the District of Columbia, and 13 countries outside of the United States. We licensed our tradenames to approximately 6 offices in California. In addition, there were 12 MRI locations that provided contract staffing services only. We provide employment for an estimated 65 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

We finished 2024 with a strong balance sheet. Our assets exceeded liabilities by over $64.8 million. Our liquidity position stayed strong in 2024 with Current Assets at December 31, 2024 of $49.2 million compared to $51.5 million at December 31, 2023.

On a year-over-year basis, we saw a 6.9% decrease in our system-wide sales from $605.1 million in 2023 to $563.6 million in 2024 as the overall staffing and recruiting industry softened during the year which particularly affected MRI where system-wide sales decreased 18.6% or $31 million in 2024 when compared to 2023.

We recorded an 8.7% decrease in total revenue from $37.9 million in 2023 to $34.6 million in 2024. Income from operations declined from $10.6 million in 2023 to $4.4 million in 2024 due to the 6.9% decline in system-wide sales and a $6.0 million goodwill and intangible asset charge associated with the MRI acquisition.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2024 and December 31, 2023 (in thousands, except percentages):

	Year ended
	December 31, 2024		December 31, 2023
Franchise royalties	$32,673	94.4%	$35,813	94.5%
Service revenue	1,925	5.6%	2,069	5.5%
Total revenue	34,598	100.0%	37,882	100.0%
Selling, general and administrative expenses	21,406	61.9%	24,448	64.5%
Goodwill and intangible asset impairment charge	6,035	17.4%	-	—%
Depreciation and amortization	2,789	8.1%	2,793	7.4%
Income from operations	4,368	12.6%	10,641	28.1%
Other miscellaneous income (expense)	145	0.4%	(1,738)	(4.6)%
Interest income	556	1.6%	263	0.7%
Interest and other financing expense	(923)	(2.7)%	(1,386)	(3.7)%
Net income before income taxes	4,146	12.0%	7,780	20.5%
Provision for income taxes	221	0.6%	1,345	3.6%
Net income from continuing operations	3,925	11.3%	6,435	17.0%
Net loss from discontinued operations, net of tax	(253)	(0.7)%	(300)	(0.8)%
Net income	$3,672	10.6%	$6,135	16.2%
Non-GAAP data
Adjusted EBITDA	$16,129	46.6%	$16,487	43.5%
1.	See the definition and reconciliation of Adjusted EBITDA within the immediately following section titled “Use of Non-GAAP Financial Measures: Adjusted EBITDA.”

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

	Year ended
	December 31, 2024		December 31, 2023
Net income	$3,672	10.6%	$6,135	16.2%
Interest and other financing expense	923	2.7%	1,386	3.7%
Provision for income taxes	221	0.6%	1,345	3.6%
Depreciation and amortization	2,789	8.1%	2,793	7.4%
EBITDA	7,605	22.0%	11,659	30.8%
WOTC related costs	483	1.4%	461	1.2%
Non-cash compensation	1,759	5.1%	1,483	3.9%
Goodwill and intangible asset impairment	6,035	17.4%	-	—%
Acquisition related charges	(28)	(0.1)%	2,344	6.2%
Impairment of notes receivable	275	0.8%	540	1.4%
Adjusted EBITDA	$16,129	46.6%	$16,487	43.5%

Revenue

Our total revenue consists of franchise royalties, and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” For a description of our revenue recognition practices, please refer to “Note 1 – Overview and Summary of Significant Accounting Policies – Revenue Recognition,” which disclosure is incorporated herein by reference.

Total revenue for the year ended December 31, 2024 was approximately $34.6 million compared to $37.9 million for the year ended December 31, 2023, a decrease of 8.7%. This decrease is roughly consistent with the decrease in underlying system-wide sales which decreased 6.9% from $605.1 million in 2023 to $563.6 million in 2024. Revenue does not include any company-owned offices, as the office that we own is classified as held-for-sale.

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

Franchise royalties for the year ended December 31, 2024 were approximately $32.7 million compared to $35.8 million for the year ended December 31, 2023, a decrease of 8.8%, driven predominantly by a decline in total system-wide sales of $41.5 million from $605.1 million in 2023 to $563.6 million in 2024 . The blended effective royalty rate for 2024 and 2023 was 5.8% and 5.9%, respectively.

Service Revenue

Service revenue consists of revenue generated from franchisees that are outside of our core services such as license fees, franchise fees related to our advertising fund, and miscellaneous income. This includes interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. Accounts that age over between 42 and 84 days are charged back to the franchisee and no longer incur interest. Some of our franchisees elect to charge back accounts before they age 84 days in order to reduce or avoid the interest charge. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vender programs or IT licenses. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences.

Service revenue for the year ended December 31, 2024 was approximately $1.9 million which decreased when compared to $2.1 million for the year ended December 31, 2023. Interest on overdue accounts decreased approximately $62 thousand from $850 thousand for the year ended December 31, 2023 to $788 thousand for the year ended at December 31, 2024. This decrease follows the overall decrease in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely, and the Company does not strive to increase interest on aged accounts receivable. Fees collected related to our advertising fund decreased by approximately $126 thousand from $515 thousand in 2023 to $389 thousand in 2023 and is related to the decline in MRI system-wide sales.

Operating Expenses

Operating expenses for the year ended December 31, 2024 were approximately $30.2 million compared to $27.2 million for the year ended December 31, 2023, an increase of $3.0 million. This increase was primarily driven by a $6.0 million goodwill and intangible asset charge in 2024 associated with MRI partially offset by a $1.2 million decrease in salaries, bonuses and stock based compensation and a $1.7 million reduction in net workers' compensation expense.

Workers' Compensation

Workers' compensation expense was approximately $2.0 million for the year ended December 31, 2024, versus an expense of approximately $3.7 million for the year ended December 31, 2023 a decrease of $1.7 million. This decrease is primarily due to a decreased number of medical claims relative to comparison periods. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers typically fall into hundreds of different classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. Generally workers' compensation expense or benefit will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends may not be indicative of future results.

Other Operating Expenses

Other Operating Expenses for the year ended December 31, 2024 was approximately $25.4 million compared to $20.7 million for the year ended December 31, 2023, an increase of $4.7 million. The increase in Other Operating expense primarily relates to a $6.0 million intangible asset and goodwill impairment charge related to MRI partially offset by a $1.2 million decrease in salaries, bonuses and stock based compensation.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2024 was approximately $2.8 million compared to $2.8 million for the year ended December 31, 2023.

Other Miscellaneous Income and Expense

Other miscellaneous income and expense includes all non-operating income and expense other than interest and taxes. For the year ended December 31, 2024, other miscellaneous income was approximately $144 thousand, compared to $1.7 million of other miscellaneous expense for the year ended December 31, 2023. In 2023 the largest component of this loss is related to the loss of $2.1 million on disposition of the TEC assets. This was partially offset by $187 thousand in rental income from leasing of excess space at market rates at our Corporate Headquarters and $102 thousand of miscellaneous other income.

Interest income and expense

Interest income for the year ended December 31, 2024 was approximately $556 thousand compared to $263 thousand for the year ended December 31, 2023. Interest income represents interest related to the financing of franchised locations. The increase is primarily driven by the disposition of the TEC assets.

Interest and other financing expense relates primarily to our revolving credit facility. Interest and other financing expense decreased approximately $0.4 million to $1.0 million in the year ended December 31, 2024 when compared to the $1.4 million for the year ended December 31, 2023. This decrease was due primarily to lower average borrowings during the year. In 2024 our average borrowings were $13.3 million versus $16.5 million in 2023. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs.

Provision for income tax

Income tax expense was approximately $0.2 million in 2024 and $1.3 million in 2023. The effective tax rates for 2024 and 2023 were 5.3% and 17.3%, respectively. The effective tax rate is primarily driven by the federal Work Opportunity Tax Credit, which reduced our effective tax rate by 21% and 12% for the years ended December 31, 2024 and December 31, 2023, respectively, and is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other factors impacting our effective rate include windfall tax deductions related to stock-based compensation, and deduction limits on overall compensation.

Loss from discontinued operations, net of tax

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

As of December 31, 2024 and 2023 there was 1 company-owned location reported as discontinued operations:

●	Certain assets acquired in the Dubin Agreement related to the operations of the Philadelphia franchise.

The loss from discontinued operations amounts as reported on our consolidated statements of income was comprised of the following amounts:

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Revenue	$759	$1,777
Cost of staffing services	251	1,145
Gross profit	508	632
Selling, general and administrative expense	(772)	(713)
(Loss) gain on sale of intangible assets	(11)	197
Interest expense	(60)	-
Impairment of intangible asset	-	(514)
Net loss before income taxes	(335)	(398)
Benefit for income taxes	(82)	(98)
Net loss	$(253)	$(300)

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, service revenue and staffing revenue from franchisee-owned locations. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices.

At December 31, 2024 our current assets exceeded our current liabilities by approximately $25.1 million. Our current assets included approximately $2.2 million of cash and $42.3 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. As of December 31, 2024, the outstanding balance under our line of credit with Bank of America was $6.8 million, with approximately another $9.7 million utilized for the issuance of Letters of Credit, leaving approximately $33.4 million available for additional borrowing under the line as of such date, assuming compliance with necessary conditions. Other current liabilities include approximately $7.6 million due to our franchisees, $2.6 million of accrued wages, benefits and payroll taxes, and $3.6 million related to our workers’ compensation claims liability.

Our working capital requirements are driven largely by temporary employee payroll, which is typically paid daily or weekly, and weekly cash settlements with our franchises. Since collections from accounts receivable lag employee pay our working capital requirements increase as system-wide sales increase, and vice-versa. When the economy contracts, our cash balance tends to increase in the short-term as payroll funding requirements decrease and accounts receivable are converted to cash upon collection and not replaced with additional billings. As the economy recovers, this dynamic generally reverses.

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

Cash Flows

Operating Activities

During 2024 net cash generated  by operating activities was approximately $12.3 million. Net cash generated by operating activities for the year included net income of approximately $3.9 million and a change of working capital of $0.9 million as a use of cash which was partially offset by significant non-cash expenses in 2024, including approximately $6.0 million in an intangible asset and goodwill impairment charge, $1.8 million in stock-based compensation, and $2.8 million in depreciation and amortization.

Investing Activities

During 2024, net cash generated from investing activities was approximately $44 thousand and included cash proceeds from the conversion of acquired offices into franchisees of approximately $717 thousand and proceeds from payments on notes receivable of approximately $1.6 million. These proceeds were offset by cash paid paid for acquisitions of $1.7 million.

Financing Activities

During 2024, net cash used in financing activities was approximately $11.2 million which was primarily due to a net payback on our revolving credit of $7.3 million, and by the payment of dividends of approximately $3.4 million.

Capital Resources

Revolving Credit Agreement with Bank of America

On February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement ("Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. Interest will accrue on the outstanding balance of the Senior Credit Facility at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. The Senior Credit Facility will mature on February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for 2023.

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

At December 31, 2024, availability under the Senior Credit Facility was approximately $33.6 million based on eligible collateral, less letter of credit reserves, bank product reserves and current advances assuming continued covenant compliance. Approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. Our average borrowing rate for the year ended December 31, 2024 was 6.5% and is repriced daily. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

During 2024, all of our offices were franchised with the only exception being the Philadelphia office acquired in February 2022. The following table reflects our system-wide sales broken into its components for the periods indicated (in thousands):

	Year ended
	December 31,	December 31,
	2024	2023
System-wide sales from HireQuest Direct	$235,278	$246,193
System-wide sales from Snelling and HireQuest	155,443	157,404
System-wide sales from DriverQuest and TradeCorp	13,687	5,824
System-wide sales from HireQuest Health	6,033	6,700
System-wide sales from Northbound, MRI, and SearchPath	152,423	187,244
System-wide sales from discontinued operations	759	1,777
System-wide sales	$563,623	$605,142

System-wide sales were $563.6 million in 2024, a decrease of 6.9%, from $605.1 million in 2023. The decrease in system-wide sales is primarily related to a decrease in demand in the staffing and recruiting industry during the year which particularly affected MRI where system-wide sales decreased 18.6% or $31 million in 2024 when compared to 2023.

Number of Offices

We track the number of offices we open and close every year as the number of offices is usually directly tied to the amount of royalty and service revenue we earn. In 2024, we decreased our office count by 2 offices on a net basis by opening or acquiring 30 and closing 32.

The following table accounts for the number of offices opened and closed in 2024 and 2023.

Franchised offices, December 31, 2022	435
Purchased in 2023	7
Opened in 2023	14
Closed in 2023	(29)
Franchised offices, December 31, 2023	427
Purchased in 2024	-
Opened in 2024	30
Closed in 2024	(32)
Franchised offices, December 31, 2024	425

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

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Our estimated workers’ compensation claims liability was $6.3 million at December 31, 2024, versus $6.6 million at December 31, 2023. The decrease is due to our having now fully reserved claims from prior years which developed at a higher rate than historical norms. Annually, we engage an independent actuary to estimate the future costs of these claims. Quarterly, we use development factors provided by an independent actuary to estimate the future costs of these claims. We make adjustments as necessary. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

Workers’ compensation Risk Management Incentive Program (“ RMIP” )
Our RMIP is designed to incentivize our franchises to keep our temporary employees safe and control exposure to large workers’ compensation claims. We accomplish this by paying our franchisees an amount equivalent to a percentage of the amount they pay for workers’ compensation insurance if they keep their workers’ compensation loss ratios below specified thresholds.

Notes Receivable  and Allowance for Credit Losses
Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for credit losses on notes receivable was approximately $773 thousand and $623 thousand at December 31, 2024 and December 31, 2023, respectively.

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

Annual assessments are conducted in the context of information that is reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; labor cost and availability; operational efficiency, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of August 31, 2025; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

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

During the third quarter of 2024, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and values of comparable businesses. As a result of this review, we concluded that the carrying value of our MRI reporting unit exceeded its estimated fair value resulting in an impairment charge of approximately $4.8 million. The goodwill impairment was primarily attributable to industry and market conditions affecting the overall financial performance of the reporting unit. These industry and market conditions were deemed a triggering event that led us to also review the fair value of certain indefinite-lived intangible assets related to the MRI reporting unit. As a result of this review we concluded the carrying value of the trade name related to MRI exceeded its estimated fair value resulting in an impairment charge of approximately $1.2 million. The related impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. The balance for the trade name related to MRI was approximately $940 thousand and $2.2 million at December 31, 2024 and December 31, 2023, respectively.

The combined impairment charge of approximately $6.0 million is reflected in the line item, "Goodwill and intangible asset impairment charge," in our Consolidated Statements of Income for the twelve months ended December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HireQuest, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HireQuest, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, changes in stockholders’ equity, and cash flow for the years ended December 31, 2024 and 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years ended December 31, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.

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

Workers’ Compensation Claims Liability

The Company’s workers’ compensation claims liability balance was $6.3 million as of December 31, 2024. As further described in Notes 1 and 5 to the consolidated financial statements, the Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually, the Company engages an independent actuary to estimate the future costs of these claims.

We identified the workers’ compensation claims liability as a critical audit matter. The principal considerations for our determination are the complexity and subjectivity of the judgments, estimates and assumptions that management utilized in determining their liability for workers’ compensation claims. This required a high degree of auditor effort and judgment in evaluating management’s estimates and assumptions as it relates to the workers’ compensation liability, including the use of an auditor’s specialist.

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

●

We engaged an actuary as an auditor’s specialist to independently assess the Company’s consulting actuary’s selection of actuarial methods and assumptions and to evaluate the reasonableness of the resulting workers’ compensation claims liability estimate.

We have served as the Company’s auditor since 2023.

/s/ Forvis Mazars LLP

Tampa, Florida

March 27, 2025

HireQuest, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands except par value data)	2024	2023
ASSETS
Current assets
Cash	$2,219	$1,342
Accounts receivable, net of allowance of $275 thousand and $199 thousand, respectively	42,348	44,394
Notes receivable	1,166	1,788
Prepaid expenses, deposits, and other assets	2,413	3,283
Prepaid workers' compensation	1,094	646
Total current assets	49,240	51,453
Property and equipment, net	4,149	4,280
Workers’ compensation claim payment deposit	1,127	1,469
Franchise agreements, net	19,737	21,440
Other intangible assets, net	8,442	10,162
Goodwill	1,633	5,870
Deferred tax asset	2,073	325
Other assets	57	102
Notes receivable, net of current portion and allowance of $773 thousand and $623 thousand, respectively	6,664	7,834
Intangible assets held for sale - discontinued operations	891	891
Total assets	$94,013	$103,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$174	$137
Line of credit	6,829	14,119
Term loans payable	88	514
Other current liabilities	2,018	2,338
Accrued wages, benefits and payroll taxes	2,557	4,286
Due to franchisees	7,579	9,881
Risk management incentive program liability	1,252	565
Workers' compensation claims liability	3,599	3,871
Total current liabilities	24,096	35,711
Term loans payable, net of current portion	-	132
Workers' compensation claims liability, net of current portion	2,707	2,766
Franchisee deposits	2,406	2,485
Total liabilities	29,209	41,094
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000 shares authorized; 14,073 and 13,997 shares issued, respectively	14	14
Additional paid-in capital	36,286	34,527
Treasury stock, at cost - 44 shares	(146)	(146)
Retained earnings	28,650	28,337
Total stockholders' equity	64,804	62,732
Total liabilities and stockholders' equity	$94,013	$103,826

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

	Year ended
	December 31,	December 31,
(in thousands, except per share data)	2024	2023
Franchise royalties	$32,673	$35,813
Service revenue	1,925	2,069
Total revenue	34,598	37,882
Selling, general and administrative expenses	21,406	24,448
Goodwill and intangible asset impairment charge	6,035	-
Depreciation and amortization	2,789	2,793
Income from operations	4,368	10,641
Other miscellaneous income (expense)	145	(1,738)
Interest income	556	263
Interest and other financing expense	(923)	(1,386)
Net income before income taxes and discontinued operations	4,146	7,780
Provision for income taxes	221	1,345
Net income from continuing operations	3,925	6,435
Loss from discontinued operations, net of tax	(253)	(300)
Net income	$3,672	$6,135

Basic earnings per share
Continuing operations	$0.29	$0.47
Discontinued operations	(0.02)	(0.02)
Total	$0.27	$0.45

Diluted earnings per share
Continuing operations	$0.28	$0.47
Discontinued operations	(0.02)	(0.02)
Total	$0.26	$0.45

Weighted average shares outstanding
Basic	13,838	13,733
Diluted	13,920	13,801

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury stock	Additional paid-in	Retained	Total stockholders'
(in thousands)	Shares	Par value	amount	capital	earnings	equity
Balance at December 31, 2022	13,918	$14	$(146)	$32,844	$25,542	$58,254
Stock based compensation	-	-	-	1,683	-	1,683
Cash dividends ($0.24 per share)	-	-	-	-	(3,340)	(3,340)
Restricted common stock granted for services	79	-	-	-	-	-
Net income	-	-	-	-	6,135	6,135
Balance at December 31, 2023	13,997	14	(146)	34,527	28,337	62,732
Stock based compensation	-	-	-	1,759	-	1,759
Cash dividends ($0.24 per share)	-	-	-	-	(3,359)	(3,359)
Restricted common stock granted for services	76	-	-	-	-	-
Net income	-	-	-	-	3,672	3,672
Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Cash Flow

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Cash flows from operating activities
Net income	$3,672	$6,135
Loss from discontinued operations	253	300
Net income from continuing operations	3,925	6,435
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,789	2,793
Non-cash interest and loss on debt extinguishment	18	354
Goodwill and intangible asset impairment charge	6,035	-
Provision for credit losses	424	540
Stock based compensation	1,759	1,683
Deferred taxes	(1,748)	(349)
Loss on disposition of intangible assets and property, plant, and equipment	7	2,027
Changes in operating assets and liabilities:
Accounts receivable	2,271	1,334
Prepaid expenses, deposits, and other assets	897	(1,452)
Prepaid workers' compensation	(448)	(143)
Accounts payable	28	(311)
Risk management incentive program liability	686	(312)
Other current liabilities	(331)	(1,153)
Accrued wages, benefits and payroll taxes	(1,729)	(1,316)
Due to franchisees	(2,302)	35
Workers’ compensation claim payment deposit	342	(238)
Workers' compensation claims liability	(331)	712
Net cash provided by operating activities - continuing operations	12,292	10,639
Net cash used in operating activities - discontinued operations	(253)	(18)
Net cash provided by operating activities	12,039	10,621
Cash flows from investing activities
Purchase of acquisitions	(1,700)	(9,750)
Purchase of property and equipment	(68)	(98)
Proceeds from the sale of branches	717	2,273
Proceeds from payments on notes receivable	1,628	919
Cash issued for notes receivable	(13)	(198)
Investment in intangible assets	(441)	(390)
Net change in franchisee deposits	(79)	160
Net cash provided by (used in) investing activities	44	(7,084)
Cash flows from financing activities
Payment on term loan payable	(557)	(3,349)
Payments related to debt issuance	-	(131)
Net (payments) proceeds from revolving line of credit	(7,290)	1,576
Payment of dividends	(3,359)	(3,340)
Net cash used in financing activities	(11,206)	(5,244)
Net increase (decrease) in cash	877	(1,707)
Cash, beginning of period	1,342	3,049
Cash, end of period	$2,219	$1,342
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	100	7,392
Amounts payable assumed related to the purchase of an acquisition	10	-
Supplemental disclosure of cash flow information
Interest paid	957	1,348
Income taxes paid	1,251	2,817

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” “HireQuest,” “Snelling,” “DriverQuest,” “HireQuest Health,” “Northbound Executive Search,” and "MRI." HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, and Snelling specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search and MRI specialize in executive placement and consultant services.

On  December 30, 2024 we completed our acquisition of Ready Temporary Staffing, LLC (“RTS”) for $1.4 million. RTS has been a premier provider of staffing services to the employers and workers in Colorado for over 50 years.

On  December 4, 2023 we completed our acquisition of customer relationships and certain other assets of TEC, The Employment Company (“TEC”) for $9.8 million. TEC has been a premier provider of staffing services to the employers and workers in Northwest and Central Arkansas for over 40 years. For additional information related to these transactions, see Note 2 - Acquisitions.

As of  December 31, 2024 we had approximately 425 franchisee-owned offices and 1 company-owned office in 44 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 65 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Foreign Currency Translation

The functional currency of the company and all of its' subsidiaries is the United States dollar. Certain franchises located outside the United States may transact business in their local currency. As a result, some accounts receivable may be denominated in currencies other than United States dollar. Assets and liabilities are translated into United States dollars at the exchange rate in effect on the balance sheet date. Royalties received from and expenses charged to non-US franchises are always denominated in United States dollars, and the franchisee bears all foreign exchange risk. Foreign currency translation and re-measurement gains and losses are included in results of operations within other income (expense), net, which was zero for the years ended December 31, 2024 and 2023.

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

Revenue Recognition

Our primary source of revenue comes from royalty fees based on the operation of our franchised offices. Royalty fees from our HireQuest Direct business model are based on a percentage of sales for services our franchisees provide to customers, which ranges from 6.0% to 8.0%. Royalty fees from our HireQuest business line, including HireQuest franchisees, DriverQuest franchisees, the Northbound franchisee, the HireQuest Health franchisees, and Snelling and LINK franchisees who executed new franchise agreements upon closing, are 4.5% of the payroll we fund plus 18.0% of the gross margin for the territory. Royalty fees from our MRI permanent placement business model range from 1% to 9% of total cash received from customers with minimum annual royalties applying in many circumstances. The MRI franchisees with a lower royalty rate generally pay a flat annual fee in addition to the percentage-based royalty. For non-permanent contract staffing, MRI franchisees pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchisee to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume. Royalty fees from the Snelling and SearchPath franchise agreements assumed and not renegotiated at closing range from 5.0% to 8.0% of sales for services our franchisees provide to customers. Our franchisees are responsible for taking customer orders, providing customers with services, establishing the prices charged for services, and controlling other aspects related to providing service to customers prior to the service being transferred to the customer, such as determining which temporary employees to dispatch to the customer and establishing pay rates for the temporary employees. Accordingly, we present revenue from franchised locations on a net basis as agent as opposed to a gross basis as principal.

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

Below are summaries of our franchise royalties disaggregated by business model:

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Franchise royalties from HireQuest Direct	$15,092	$15,640
Franchise royalties from Snelling and HireQuest	9,078	9,245
Franchise royalties from DriverQuest and TradeCorp	807	450
Franchise royalties from HireQuest Health	383	507
Franchise royalties from Northbound, MRI, and SearchPath	7,313	9,971
Total	$32,673	$35,813

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

Notes Receivable and Allowance for Credit Losses

Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for credit losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flow, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets  may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received.

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

Debt Issuance Costs

Debt issuance costs associated with our revolving line of credit is capitalized and presented as prepaid expenses, deposits, and other assets. Because debt issuance costs are related to a line of credit, they are presented as an asset, rather than a decrease to debt. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. Capitalized debt issuance costs were approximately $83 thousand and $109 thousand at December 31, 2024 and December 31, 2023, respectively.

Intangible Assets

Our indefinite-lived intangible assets includes an acquired domain name and acquired trade names. We test our indefinite-lived intangible assets for impairment annually or whenever events or changes in circumstances indicate that the carrying value of the assets  may not be recoverable (see "Impairment" below). If the carrying value exceeds the fair value, we recognize an impairment in an amount equal to the excess, not to exceed the carrying value. Management uses considerable judgment to determine key assumptions, including projected revenue, royalty rates and appropriate discount rates.

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

Impairment - Intangible Assets

Indefinite-lived intangible assets are tested annually for impairment during the third quarter or earlier upon the occurrence of certain events or substantive changes in circumstances that indicate the indefinite-lived intangible asset is more likely than not impaired. Such indicators  may include a deterioration in macroeconomic conditions; a significant increase in cost factors; negative overall financial performance (including a decline in our expected future cash flows); entity-specific changes in key personnel, strategy or customers; and industry considerations including competition, legal, regulatory, contractual or asset-specific factors, among others. The occurrence of these indicators could have a significant impact on the recoverability of the indefinite-lived intangible assets and could have a material impact on our consolidated financial statements. For purposes of our impairment test, the assessment of indefinite-lived intangibles is performed at the asset level.

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

For additional information related to our annual impairment test, see Note 11 - Goodwill and Intangible Assets.

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

For purposes of our impairment test, we operate as two reporting units, MRI and all other operations based on the availability of discrete financial information. Determining the fair value of a reporting unit when performing a quantitative impairment test involves the use of significant estimates and assumptions by management. Different judgments relating to the determination of reporting units could significantly affect the testing of goodwill for impairment and the amount of any impairment recognized.

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

For additional information related to our annual impairment test, see Note 11 - Goodwill and Intangible Assets.

Provision for Income Taxes

We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. We measure deferred tax assets and liabilities using currently enacted tax rates. We record valuation allowances for deferred tax assets that more likely than not will not be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of amounts due for staffing services from customers of franchisees and of accounts receivable originating at our company-owned location. At December 31, 2024 and at December 31, 2023, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

For contract staffing services provided by MRI offices and for our company-owned office which are not subject to the chargeback process, we record accounts receivable at face value less an allowance for credit losses. We determine the allowance for credit losses based on historical write-off experience, the age of the receivable, customer risk profiles, other qualitative factors and extenuating circumstances, and current economic data which represents our best estimate of the amount of probable losses on these accounts receivable, if any. We review the allowance for credit losses periodically and write off past due balances when it is probable that the receivable will not be collected.

Advertising and Marketing

We expense advertising and marketing costs as we incur them. These costs were approximately $1.4 million and $1.2 million during the year ended December 31, 2024 and December 31, 2023, respectively. These costs are included in general and administrative expenses.

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

Segments

We currently operate as a single reporting segment based on our organization structure and the information regularly reviewed by our chief operating decision-maker ("CODM"), our Chief Executive Officer ("CEO"). We selected our CEO as the CODM because he is responsible for overall resource allocation and performance assessment. Our reportable segment derives its revenue primarily from royalties received from franchisees. We have identified consolidated net income as the appropriate measure for segment performance. Our CODM reviews operating results on a monthly basis relative to recent prior periods and the same prior year period in order to make decisions about how to best allocate company resources. In addition, management identified significant expenses that are reviewed by the CODM, considering both quantitative and qualitative factors. Consolidated net income is also a metric used in determining our CODM's annual bonus. For additional information related to our segment reporting, see Note 15 - Segment Information.

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

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $100 thousand and $70 thousand during the years ended  December 31, 2024 and December 31, 2023, respectively

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which requires disclosure of incremental segment information on an interim and annual basis, primarily regarding significant segment expenses and information used to assess segment performance. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods beginning after December 15, 2024. Retrospective application is required for all periods presented. We adopted this guidance for 2024, with retrospective application for 2023. The adoption of the new standard did not have a material impact on our financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement (Subtopic 220-40): Disaggregation of Income Statement Expenses,” and in January 2025, the FASB issued ASU 2025-01, “Income Statement (Subtopic 220-40): Clarifying the Effective Date.” ASU 2024-03 requires disclosures about specific types of expenses included in the expense captions presented in the income statement as well as disclosure about selling expenses. ASU 2024-03, as clarified by ASU 2025-01, is effective for fiscal years beginning after December 15, 2026 and interim periods beginning after December 15, 2027. We are currently evaluating the impact of this ASU on our required disclosures.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740) - Improvements to Income Tax Disclosures,” which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after December 15, 2024, on a prospective basis with retrospective application permitted. We are currently evaluating the impact of this ASU on our required disclosures.

There are no other new accounting pronouncements, issued or effective during the fiscal year, that are expected to have a significant impact on our financial statements and related disclosures

Note 2 – Acquisitions

Business Combinations

Ready Temporary Staffing

On  December 30, 2024, we completed our acquisition of certain assets of RTS with the terms of an Asset Purchase Agreement dated  December 13, 2024, including two locations in Colorado, for $1.4 million. The acquisition of RTS expanded our presence in Colorado and grew our franchise base.

The fair values of the assets acquired and liabilities assumed were determined based on information available to us. The following table summarizes the values of the identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands).

Cash consideration	$1,400
Total consideration	$1,400

Customer lists	$490
Accounts receivable	374
Property and equipment	35
Goodwill	558
Other current liabilities	(47)
Accounts payable	(10)
Purchase price	$1,400

Goodwill represents the expected synergies with our existing business, the acquired assembled workforce, potential new customers, and future cash flows after the acquisition of RTS. Goodwill is deductible for income tax purposes.

The following table presents unaudited pro forma information (in thousands, except per share data) assuming (a) the acquisition of RTS had occurred on  January 1, 2023, (b) all of RTS’ operations had been converted to franchises on such date, and (c) none of the other acquisitions discussed in this Note 2 had occurred. The unaudited pro forma information is not necessarily indicative of the results of operations that would have been achieved if the acquisition had in fact taken place on that date. Franchise royalties attributable to the acquiree of approximately $-0- is included in our consolidated statement of income for the year ended  December 31, 2024.

	Year Ended
	December 31,	December 31,
Unaudited (in thousands except per share data)	2024	2023
Total revenue	$35,627	$39,348
Net income	3,951	6,984
Basic earnings per share	$0.29	$0.51
Basic weighted average shares outstanding	13,838	13,733
Diluted earnings per share	$0.28	$0.51
Diluted weighted average shares outstanding	13,920	13,801

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2023.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with the purchase, the buyer executed a franchise agreements with us related to the RTS locations. The aggregate sale price for the operating assets was approximately $617 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $139 thousand which is reflected on the line item, "Other miscellaneous income (expense)," in our consolidated statement of income. For more information see Note 3 - Related Party Transactions regarding the Worlds Franchisees.

Asset Acquisitions

EPIC Labor

On September 30, 2024 we completed our acquisition of the customer relationships of EPIC Labor ("EPIC") in accordance with the terms of the Asset Purchase Agreement dated September 30, 2024. EPIC was a premier provider of healthcare and life science staffing services to the employers in Arkansas for over 25 years.

The following table summarizes the estimated fair values of the identifiable assets acquired as of the acquisition date (in thousands):

Cash consideration	$300
Total consideration	$300

Customer relationships	$300

We determined the EPIC transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the customer relationships. Accordingly, no pro forma financial information is presented.

Franchise royalties attributable to the acquiree of approximately $34 thousand are included in our consolidated statement of income for the year ended December 31, 2024.

Immediately after the acquisition, we sold all of the assets acquired. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the assets was approximately $200 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $100 thousand which is reflected on the line item, "Other miscellaneous expense," in our consolidated statement of income.

TEC, The Employment Company

On December 4, 2023 we completed our acquisition of the customer relationships of TEC, The Employment Company in accordance with the terms of the Asset Purchase Agreement dated October 23, 2023. TEC was a premier provider of industrial staffing services to the employers in Northwest and Central Arkansas for over 40 years.

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

Franchise royalties attributable to the acquiree of approximately $1.4 million and $107 thousand are included in our consolidated statement of income for the year ended December 31, 2024 and December 31, 2023, respectively.

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

Note 3 – Related Party Transactions

Prior to entering into a new related party transaction which exceeds certain thresholds, the Audit Committee reviews and monitors all relevant information available. In addition, the Audit Committee reviews a summary of related parties and related party transactions on a quarterly basis. The Audit Committee, in its sole  and absolute discretion,  may approve the related party transaction only if it determines, in good faith, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion,  may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

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

Jackson Insurance and Bass brokered property, casualty, general liability, and cybersecurity insurance for a series of predecessor entities (“Legacy HQ”) prior to the merger with Command Center in 2019 (the "Merger"). Since  July 15, 2019, they have continued to broker these same policies for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the year ended  December 31, 2024 and  December 31, 2023, Jackson Insurance and Bass invoiced HQI approximately$1.7 million in both years for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums. As of December 31, 2024 and  December 31, 2023, Jackson Insurance and Bass were owed $-0-.

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

During the year ended  December 31, 2024 and  December 31, 2023, Insurance Technologies invoiced HQI approximately $565 thousand and $443 thousand, respectively, for services provided pursuant to this agreement. As of December 31, 2024 and  December 31, 2023, Insurance Technologies was owed $-0-.

The Worlds Franchisees

Mr. Hermanns' children and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at December 31, 2024 that operated 69 of our 425 offices. There were 34 Worlds Franchisees that operated 70 of our 427 offices at December 31, 2023.

Balances regarding the Worlds Franchisees are summarized below:

	December 31,	December 31,
(in thousands)	2024	2023
Due to franchisee	$1,213	$2,677
Risk management incentive program liability	395	267

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Franchisee royalties	$9,442	$9,577

Note 4 – Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of December 31, 2024 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of December 31, 2024 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  December 31, 2024 the effective interest rate was approximately 5.8%. The Senior Credit Facility will mature on  February 28, 2028. As part of this refinancing we recorded a loss on debt extinguishment of approximately $310 thousand, which is reflected on the line item, "Interest and other financing expense," in our consolidated statement of income for the year ended  December 31, 2023.

The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Company as collateral including, without limitation, their accounts and notes receivable, intellectual property and the real estate owned by HQ Real Property Corporation.

At  December 31, 2024, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

The Truist Credit Agreement was terminated in conjunction with the Company entering into the Senior Credit Facility.

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

The following table provides the estimated future maturities of term loans as of  December 31, 2024 (in thousands):

2025	$88
Total future maturities	$88

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

The following table reflects the changes in our workers' compensation claims liability:

	December 31,	December 31,
(in thousands)	2024	2023
Estimated future claims liabilities at the beginning of the period	$6,637	$5,925
Claims paid during the period	(7,034)	(5,192)
Additional future claims liabilities recorded during the period	6,703	5,904
Estimated future claims liabilities at the end of the period	$6,306	$6,637

Note 6 – Fair Value of Financial Instruments

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

		December 31, 2024
(in thousands)	Total fair value	Level 1	Level 2	Level 3
Cash	$2,219	$2,219	$-	$-
Notes receivable	7,830	-	7,830	-
Accounts receivable	42,348	-	42,348	-
Total assets at fair value	$52,397	$2,219	$50,178	$-

Term loan payable	$88	$-	$88	$-
Line of credit	6,829	-	6,829	-
Total liabilities at fair value	$6,917	$-	$6,917	$-

		December 31, 2023
(in thousands)	Total fair value	Level 1	Level 2	Level 3
Cash	$1,342	$1,342	$-	$-
Notes receivable	9,622	-	9,622	-
Accounts receivable	44,394	-	44,394	-
Total assets at fair value	$55,358	$1,342	$54,016	$-

Term loan payable	$646	$-	$646	$-
Line of credit	14,119	-	14,119	-
Total liabilities at fair value	$14,765	$-	$14,765	$-

Note 7 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of franchised offices:

Franchised offices, December 31, 2022	435
Purchased in 2023	7
Opened in 2023	14
Closed in 2023	(29)
Franchised offices, December 31, 2023	427
Purchased in 2024	-
Opened in 2024	30
Closed in 2024	(32)
Franchised offices, December 31, 2024	425

We purchased a small number of offices in 2024 which are discussed elsewhere but are not reflected in this table because they were combined into the operations of existing offices. At December 31, 2024 and December 31, 2023 HQI had one company-owned office, which is the Philadelphia location acquired in the Dubin acquisition. Activity from this location is classified as held-for-sale and reported as discontinued operations.

Note 8 – Stockholders’ Equity

Dividend

In the third quarter of 2020, we initiated the payment of a quarterly dividend. The following common share dividends were paid during 2024 and 2023 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2023	$0.06	$833
June 1, 2023	0.06	835
September 1, 2023	0.06	836
December 1, 2023	0.06	836
March 1, 2024	0.06	838
June 1, 2024	0.06	838
September 1, 2024	0.06	841
December 1, 2024	0.06	842

Note 9 – Stock Based Compensation

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

In  September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During 2024, we issued 10,761 shares valued at approximately $155 thousand under this program. During 2023, we issued 9,375 shares valued at approximately $158 thousand under this program.

In 2024, we issued 60,731 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $758 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 57,277 shares vested equally over the three months post grant and 3,454 shares vest two years after their grant date pursuant to our share match program for director compensation. Also in 2024, we issued 5,270 shares pursuant to our share purchase match program valued at approximately $80 thousand to match 20% of open market purchases made by members of our Board of Directors. Also in 2024, we issued 2,037 shares pursuant to our share purchase match program to key employees valued at approximately $29 thousand.

We also issued 7,500 shares of restricted common stock in 2024 pursuant to the 2019 Plan that vest over 4 years and were valued at approximately $101 thousand to a key employee for services in lieu of cash compensation.

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

The following table summarizes our restricted stock outstanding at December 31, 2022, and changes during the years ended December 31, 2023 and December 31, 2024:

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2022	202	$15.15
Granted	79	19.43
Vested	(126)	15.50
Non-vested, December 31, 2023	155	17.72
Granted	76	12.82
Vested	(125)	14.06
Non-vested, December 31, 2024	106	18.28

At December 31, 2024, there was unrecognized stock-based compensation expense totaling approximately $746 thousand relating to non-vested restricted stock grants that will be recognized over the next 3.7 years.

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at December 31, 2024 and December 31, 2023. All outstanding stock options were vested at December 31, 2024 and  December 31, 2023. There were no options issued in 2024 or 2023.

The following table summarizes our stock options outstanding at December 31, 2022, and changes during the years ended December 31, 2023 and December 31, 2024:

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2022	13	$5.47	$2.98
Granted	-	-	-
Outstanding, December 31, 2023	13	5.47	2.98
Granted	-	-	-
Outstanding, December 31, 2024	13	5.47	2.98

The following table summarizes additional information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $14.16 on December 31, 2024:

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	13	$5.47	3.23	$112
Exercisable	13	5.47	2.23	112

Note 10 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2024	2023
Land	$472	$472
Buildings and improvements	4,147	4,147
Furniture and fixtures	762	730
Accumulated depreciation	(1,232)	(1,069)
Total property and equipment, net	$4,149	$4,280

We own our corporate headquarters in Goose Creek, SC. Excess capacity is leased to an unrelated third party. Gross rental income was approximately $104 thousand and $186 thousand during the years ended December 31, 2024 and December 31, 2023, respectively, and is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Depreciation expense related to property and equipment totaled approximately $163 thousand and $172 thousand during the years ended  December 31, 2024 and December 31, 2023, respectively.

Note 11 – Goodwill and Intangible Assets

Annual Impairment Test

During the third quarter of 2024, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded that the carrying value of our MRI reporting unit exceeded its estimated fair value resulting in an impairment charge of approximately $4.8 million. The goodwill impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. These industry and market conditions were deemed a triggering event that led us to also review the fair value of certain indefinite-lived intangible assets related to the MRI reporting unit. As a result of this review we concluded the carrying value of the trade name related to MRI exceeded its estimated fair value resulting in an impairment charge of approximately $1.2 million. The related impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. The balance for the trade name related to MRI was approximately $940 thousand and $2.2 million at December 31, 2024 and  December 31, 2023, respectively.

The combined impairment charge of approximately $6.0 million is reflected in the line item, "Goodwill and intangible asset impairment charge," in our Consolidated Statements of Income for the twelve months ended December 31, 2024.

The table below reflects our goodwill and changes in the carrying value (in thousands):

Goodwill balance at December 31, 2023	$5,870
Goodwill recorded in acquisition of RTS	558
Impairment charge during 2024	(4,795)
Goodwill balance at December 31, 2024	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at December 31, 2024	$1,633

Intangible Assets

The following table reflects our intangible assets:

		December 31, 2024			December 31, 2023
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization and impairment	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(5,819)	$19,737	$25,556	$(4,116)	$21,440
Purchased software	7 years	3,200	(1,486)	$1,714	3,200	(1,029)	2,171
Internally developed software	5 years	3,125	(963)	$2,162	2,683	(498)	2,185
Total finite-lived intangible assets		$31,881	$(8,268)	$23,613	$31,439	$(5,643)	$25,796
Indefinite-lived intangible assets:
Domain name	Indefinite	$2,226	$-	$2,226	$2,226	$-	$2,226
Trade name	Indefinite	3,580	(1,240)	$2,340	3,580	-	3,580
Total intangible assets		$37,687	$(9,508)	$28,179	$37,245	$(5,643)	$31,602

Amortization expense related to intangible assets totaled approximately $2.6 million during the years ended  December 31, 2024 and December 31, 2023.

The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2024 (in thousands):

2025	$2,786
2026	2,786
2027	2,747
2028	2,207
2029	1,864
Thereafter	11,223
Total future amortization	$23,613

Note 12 – Commitments and Contingencies

Franchise Acquisition Indebtedness

We financed the sale of several acquired offices to new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2024 and December 31, 2023 was approximately $6.9 million and $8.2 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2024.

Note 13 – Income Tax

The provision for income taxes is comprised of the following:

	December 31,	December 31,
(in thousands)	2024	2023
Current taxes
Federal	$1,418	$1,080
State	551	614
Total current taxes	1,969	1,694
Deferred taxes
Federal	(1,479)	(332)
State	(269)	(17)
Total deferred taxes	(1,748)	(349)
Provision for income taxes	$221	$1,345

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31,	December 31,
(in thousands)	2024	2023
Deferred tax assets
Workers' compensation claims liability	1,537	$1,578
Bad debt reserve	86	49
Accrued vacation	89	80
Impairment of notes receivable	191	153
Stock based compensation	346	92
Net operating loss carryforward	48	92
Other	38	40
Total deferred tax asset	2,335	2,084
Deferred tax liabilities
Depreciation and amortization	(214)	(1,702)
Deferred gain on installment sale	(48)	(57)
Total deferred tax liabilities	(262)	(1,759)
Total deferred taxes, net	$2,073	$325

At December 31, 2023, the Company has a federal net operating loss carry-forward of approximately $209 thousand that was utilized in 2024.

Our effective tax rates were approximately 5.3% and 17.3% for 2024 and 2023, respectively. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

(in thousands except percentages)	December 31, 2024		December 31, 2023
Income tax expense based on statutory rate	$871	21.0%	$1,634	21.0%
Non-deductible executive compensation	55	1.3%	142	1.8%
Stock based compensation	-	0.0%	(77)	(1.0)%
State income taxes expense net of federal taxes	166	4.0%	468	6.0%
WOTC	(884)	(21.3)%	(925)	(11.9)%
Other	13	0.3%	103	1.3%
Total taxes on income	$221	5.3%	$1,345	17.3%

U.S. federal income tax returns after 2021 remain open to examination. Generally, state income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024, and December 31, 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes.

Note 14 – Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $7.8 million and $9.6 million as of December 31, 2024 and  December 31, 2023, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $556 thousand and $263 thousand during the year ended  December 31, 2024 and  December 31, 2023, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $773 thousand and $623 thousand as of  December 31, 2024 and  December 31, 2023, respectively, for potentially uncollectible notes receivable from franchisees.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	December 31, 2024	December 31, 2023
Note receivable	$8,603	$10,245
Allowance for losses	(773)	(623)
Notes receivable, net	$7,830	$9,622

The following table summarizes our allowance for credit losses at December 31, 2022, and changes during the years ended December 31, 2023 and December 31, 2024 (in thousands):

Allowance for credit losses at December 31, 2022	$263
Provision for credit losses during 2023	540
Writeoffs charged against the allowance	(180)
Allowance for credit losses at December 31, 2023	623
Provision for credit losses during 2024	275
Writeoffs charged against the allowance	(125)
Allowance for credit losses at December 31, 2024	$773

Note 15 – Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our CODM when determining resource allocation and assessing performance:

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Total revenue	$34,598	$37,882
Salaries and benefits	(10,103)	(11,473)
Goodwill and intangible asset impairment charge	(6,035)	-
Workers' compensation, net	(1,953)	(3,678)
Depreciation and amortization	(2,789)	(2,793)
Interest income	556	263
Acquisition related charges, net	28	(2,344)
Stock based compensation	(1,759)	(1,683)
Interest and other financing expense	(923)	(1,386)
Provision for credit losses	(424)	(540)
Other costs, net	(7,050)	(6,468)
Net income before income taxes and discontinued operations	4,146	7,780
Provision for income taxes	(221)	(1,345)
Loss from discontinued operations, net of tax	(253)	(300)
Net income	$3,672	$6,135

Other costs consist primarily of selling, general, and administrative costs and includes marketing and advertising, computer expenses, and legal and professional fees.

Note 16 – Earnings per Share

The following table summarizes the calculation of diluted common shares and earnings per share:

	Year ended
	December 31,	December 31,
(in thousands except per share data)	2024	2023
Net income	$3,672	$6,135

Weighted average number of common shares used in basic net income per common share	13,838	13,733
Dilutive effects of stock options and unvested restricted stock	82	68
Weighted average number of common shares used in diluted net income per common share	$13,920	$13,801

Earnings per share
Basic	$0.27	$0.45
Diluted	$0.26	$0.45

Outstanding common stock equivalents at December 31, 2024 and December 31, 2023 totaled approximately 106 thousand and 155 thousand, respectively.

Note 17 – Discontinued Operations

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

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $891 thousand at December 31, 2024 and December 31, 2023. In conjunction with our annual impairment test of intangible assets in December of 2023, we recognized a loss of approximately $514 thousand related to a write down of the Dubin customer list.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Year ended
	December 31,	December 31,
(in thousands)	2024	2023
Revenue	$759	$1,777
Cost of staffing services	251	1,145
Gross profit	508	632
Selling, general and administrative expense	(772)	(713)
(Loss) gain on sale of intangible assets	(11)	197
Interest expense	(60)	-
Impairment of intangible asset	-	(514)
Net loss before income taxes	(335)	(398)
Benefit for income taxes	(82)	(98)
Net loss	$(253)	$(300)

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

Based on our evaluation under the framework described above, our management concluded that our internal control over financial reporting was not effective as of December 31, 2024 in accordance with Item 308(a)(3) of Regulation S-K for the reason discussed below.

Material Weakness

As previously reported and described below, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a key part of the remediation, the Company has engaged third party professionals with appropriate technical expertise for subsequent acquisitions and will continue to do so given the complexity around the accounting treatment for acquisitions. Also, in order to give the Chief Accounting Officer (“CAO”) more time to do an appropriate review as and when required, the Company has transitioned the CAO’s responsibility over the Finance Operations Group which processes and reconciles daily transactions to another leader in the organization. In addition, the Company recruited and hired additional staff in the accounting department with appropriate professional experience. In November 2023, the Company hired a Chief Financial Officer (“CFO”) with 17 years of experience as a public company CFO and 5 years of experience as a public company director including as Audit Committee Chair. Additionally, the Company is working through the accounting processes currently the responsibility of the CAO with the goal of transitioning work from the CAO to other appropriately experienced accounting staff. The Company has also strengthened its monthly results review communications with the CEO/CODM. In order to finalize the remediation efforts of the Material Weakness, the focus of the Company in 2025 will be on the lack of segregation of duties in the IT system relative to posting of journal entries, adding new users and password security and a lack of review of certain journal entries and certain account reconciliations and supporting schedules.

Notwithstanding the material weakness, which still existed as of December 31, 2024, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended December 31, 2024 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

Information concerning principal accounting fees billed to us by our principal accountant, Forvis Mazars, LLP ("Forvis") (PCAOB Firm ID No. 686), located in Tampa, Florida, will be included in the Proxy Statement or in an amendment to this Annual Report on Form 10-K and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this 10-K:

a)	Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)	Exhibits

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019)
3.2	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019.
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).
10.1	Employment Agreement effective November 13, 2023 by and among HQ LTS Corporation, HireQuest, Inc., and Steven G. Crane (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on November 13, 2023)
10.2

Employment Agreement effective September 1, 2023 by and among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on September 1, 2023)

10.3	Employment Agreement dated August 31, 2022, among HQ LTS Corporation, HireQuest, Inc., and Richard Hermanns (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 6, 2022).
10.4	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.5	Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).
10.6	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).
10.7	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.8	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 15, 2020).
10.9	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.10	Loan Agreement dated as of February 28, 2023, among Bank of America, N.A. and HireQuest, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 1, 2023).
19.1	HireQuest, Inc. Insider Trading Policy (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Forvis (filed herewith).
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Steven G. Crane, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 27, 2025
Richard F. Hermanns	Date
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

/s/ Richard F. Hermanns	March 27, 2025
Richard F. Hermanns	Date
Director

/s/ Steven G. Crane	March 27, 2025
Steven G. Crane	Date
Chief Financial Officer and Principal Accounting Officer

/s/ Edward Jackson	March 27, 2025
Edward Jackson	Date
Director

/s/ R. Rimmy Malhotra	March 27, 2025
R. Rimmy Malhotra	Date
Director

/s/ Kathleen Shanahan	March 27, 2025
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 27, 2025
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 27, 2025
Jack A. Olmstead	Date