Form 10-Q
period 2025-03-31
HireQuest, Inc.
filed 2025-05-08
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of issuer's common stock outstanding at May 7, 2025: 14.0 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)	March 31, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,087	$2,219
Accounts receivable, net of allowance of $278 and $275	42,218	42,348
Notes receivable	1,501	1,166
Prepaid expenses, deposits, and other assets	3,627	2,413
Prepaid workers' compensation	1,207	1,094
Total current assets	50,640	49,240
Property and equipment, net	4,134	4,149
Workers’ compensation claim payment deposit	1,127	1,127
Franchise agreements, net	19,311	19,737
Other intangible assets, net	8,171	8,442
Goodwill	1,633	1,633
Deferred tax asset	1,793	2,073
Other assets	50	57
Notes receivable, net of current portion and allowance of $876 thousand and $773 thousand, respectively	5,987	6,664
Intangible asset held for sale - discontinued operations	891	891
Total assets	$93,737	$94,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$329	$174
Line of credit	5,456	6,829
Term loan payable	-	88
Other current liabilities	1,790	2,018
Accrued payroll, benefits, and payroll taxes	2,900	2,557
Due to franchisees	7,774	7,579
Risk management incentive program liability	1,652	1,252
Workers' compensation claims liability	3,367	3,599
Total current liabilities	23,268	24,096
Workers' compensation claims liability, net of current portion	2,503	2,707
Franchisee deposits	2,402	2,406
Total liabilities	28,173	29,209
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 14,076,900 and 14,072,804 shares issued, respectively	14	14
Additional paid-in capital	36,525	36,286
Treasury stock, at cost - 43,849 shares	(146)	(146)
Retained earnings	29,171	28,650
Total stockholders' equity	65,564	64,804
Total liabilities and stockholders' equity	$93,737	$94,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2025	March 31, 2024
Franchise royalties	$6,960	$7,831
Service revenue	512	588
Total revenue	7,472	8,419
Selling, general and administrative expenses	5,255	5,619
Depreciation and amortization	734	698
Income from operations	1,483	2,102
Other miscellaneous income	131	37
Interest income	134	136
Interest and other financing expense	(144)	(243)
Net income before income taxes	1,604	2,032
Provision for income taxes	169	340
Net income from continuing operations	1,435	1,692
Loss from discontinued operations, net of tax	(72)	(73)
Net income	$1,363	$1,619

Basic earnings per share
Continuing operations	$0.10	$0.12
Discontinued operations	-	-
Total	$0.10	$0.12

Diluted earnings per share
Continuing operations	$0.10	$0.12
Discontinued operations	-	-
Total	$0.10	$0.12

Weighted average shares outstanding
Basic	13,925	13,800
Diluted	13,980	13,886

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Three months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804
Stock based compensation	-	-	-	239	-	239
Common stock dividends ($0.06 per share)	-	-	-	-	(842)	(842)
Restricted common stock granted	4	-	-	-	-	-
Net income	-	-	-	-	1,363	1,363
Balance at March 31, 2025	14,077	$14	$(146)	$36,525	$29,171	$65,564

Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	362	-	362
Common stock dividends ($0.06 per share)	-	-	-	-	(838)	(838)
Restricted common stock granted	5	-	-	-	-	-
Net income	-	-	-	-	1,619	1,619
Balance at March 31, 2024	14,002	$14	$(146)	$34,889	$29,118	$63,875

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Cash flows from operating activities
Net income	$1,363	$1,619
Loss from discontinued operations	72	73
Net income from continuing operations	1,435	1,692
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	734	698
Non-cash interest	4	7
Provision for credit losses	107	67
Stock based compensation	239	362
Deferred taxes	280	41
(Gain) loss on disposition of intangible assets	(103)	11
Changes in operating assets and liabilities:
Accounts receivable	127	(3,386)
Prepaid expenses, deposits, and other assets	(1,211)	603
Prepaid workers' compensation	(114)	(548)
Accounts payable	154	(47)
Risk management incentive program liability	400	139
Other current liabilities	(229)	(1,131)
Accrued payroll, benefits and payroll taxes	343	306
Due to franchisees	196	242
Workers' compensation claim payment deposit	-	342
Workers' compensation claims liability	(436)	(292)
Net cash provided by operating activities - continuing operations	1,926	(894)
Net cash used in operating activities - discontinued operations	(72)	(73)
Net cash provided by (used in) operating activities	1,854	(967)
Cash flows from investing activities
Purchase of property and equipment	(22)	-
Proceeds from payments on notes receivable	362	396
Cash issued for notes receivable	(20)	(13)
Investment in intangible asset	-	(99)
Net change in franchisee deposits	(4)	(71)
Net cash provided by investing activities	316	213
Cash flows from financing activities
Payments on term loan payable	(88)	(169)
Net (payments to) proceeds from revolving line of credit	(1,372)	1,988
Payment of dividends	(842)	(838)
Net cash (used in) provided by financing activities	(2,302)	981
Net (decrease) increase in cash	(132)	227
Cash, beginning of period	2,219	1,342
Cash, end of period	$2,087	$1,569
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	$950	$-
Supplemental disclosure of cash flow information
Interest paid	$137	$236
Income taxes paid, net of refunds	$5	$78

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

On  December 30, 2024 we completed our acquisition of Ready Temporary Staffing, LLC (“RTS”) for $1.4 million. RTS has been a premier provider of staffing services to the employers and workers in Colorado for over 50 years. For additional information related to this transactions, see Note 2 - Acquisitions.

As of  March 31, 2025, we had 424 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 65 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2024. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
HireQuest Direct	$3,587	$3,823
Snelling and HireQuest	1,953	2,110
DriverQuest and TradeCorp	195	155
HireQuest Health	67	94
Northbound, MRI, and SearchPath	1,158	1,649
Total	$6,960	$7,831

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

Deferred Compensation Plan

We offer a non-qualified defined contribution plan to eligible employees. Participating employees may elect to defer and contribute a portion of their eligible compensation. This plan allows participants to direct their account based on available investment options. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings.

The deferred compensation liability is included in accrued wages and benefits on our Consolidated Balance Sheets. The total deferred compensation liability is funded through company-owned life insurance policies which are recorded in cash on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies, which approximates fair value. Changes in the cash surrender value, premiums incurred, and proceeds received relating to the company-owned life insurance policies are included in Selling, general and administrative expenses on our Consolidated Statements Income.

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $378 thousand and $329 thousand during the three months ended March 31, 2025 and  March 31, 2024, respectively. These costs are included in general and administrative expenses.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the quarter that are expected to have a significant impact on our financial statements and related disclosures.

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

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after  December 15, 2024, on a prospective basis with retrospective application permitted. The adoption of this new standard did not have a material impact on our financial statements and related disclosures.

Note 2 - Acquisitions

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

(in thousands)
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

	Three months ended
Unaudited (in thousands except per share data)	March 31, 2025 (actual)	March 31, 2024
Total revenue	$7,472	$8,664
Net income	1,363	1,712
Basic earnings per share	$0.10	$0.13
Basic weighted average shares outstanding	13,925	13,800
Diluted earnings per share	$0.10	$0.12
Diluted weighted average shares outstanding	13,980	13,886

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on   January 1, 2023.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with the purchase, the buyer executed a franchise agreements with us related to the RTS locations. The aggregate sale price for the operating assets was approximately $617 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $139 thousand. For more information see Note 3 - Related Party Transactions regarding the Worlds Franchisees.

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

(in thousands)
Cash consideration	$300
Total consideration	$300

Customer relationships	$300

We determined the EPIC transaction was an asset acquisition for accounting purposes as substantially all of the fair value of the gross assets acquired was concentrated in the customer relationships. Accordingly, no pro forma financial information is presented.

Immediately after the acquisition, we sold all of the assets acquired. In connection with their purchase, the buyers executed franchise agreements with us and became franchisees. The aggregate sale price for the assets was approximately $200 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a loss of approximately $100 thousand.

Note 3 - Related Party Transactions

Prior to entering into a new related party transaction that is disclosable pursuant to Item 404 of Regulation S-K, the Audit Committee reviews and monitors all relevant information available. In addition, the Audit Committee reviews a summary of related parties and related party transactions on a quarterly basis. The Audit Committee, in its sole discretion, may approve the related party transaction only if it determines, in good faith and under all circumstances, that the transaction is in the best interests of the Company and its shareholders. The Audit Committee, in its sole discretion, may also impose conditions as it deems appropriate on the Company or the related party in connection with the approval of the related party transaction.

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

During the three months ended  March 31, 2025 and March 31, 2024, Jackson Insurance and Bass invoiced HQI approximately $1.5 million and $1.3 million, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

Insurance Technologies, Inc. ("Insurance Technologies")

Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Insurance Technologies, an IT development and security firm. On October 24, 2019, HQI entered into an agreement with Insurance Technologies to add certain cybersecurity protections to our existing information technology systems and to assist in developing future information technology systems within our HQ WebConnect software. In addition, Insurance Technologies assisted with the IT diligence and integration process with respect to acquisitions completed in 2021.

During the three months ended March 31, 2025 and March 31, 2024, Insurance Technologies invoiced HQI approximately $91 thousand and $124 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  March 31, 2025 that operated 69 of our 423 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Franchisee royalties	$2,217	$2,437

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	March 31, 2025	December 31, 2024
Due to franchisees	$1,772	$2,871
Risk management incentive program liability	693	492

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. Approximately $5.4 million and $6.8 million was drawn on the Senior Credit Facility as of March 31, 2025 and December 31, 2024, respectively. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  March 31, 2025 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  March 31, 2025 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  March 31, 2025 the effective interest rate was approximately 5.7%. The Senior Credit Facility will mature on  February 28, 2028.

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

At  March 31, 2025, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

Term Loan

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million that matured on March 1, 2025 that bore interest at 4.0%. This note has been satisfied in full.

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

	March 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,087	$2,087	$-	$-
Notes receivable	7,488	-	7,488	-
Accounts receivable	42,218	-	42,218	-
Total assets at fair value	$51,793	$2,087	$49,706	$-

Line of credit	5,456	-	5,456	-
Total liabilities at fair value	$5,456	$-	$5,456	$-

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,219	$2,219	$-	$-
Notes receivable	7,830	-	7,830	-
Accounts receivable	42,348	-	42,348	-
Total assets at fair value	$52,397	$2,219	$50,178	$-

Term loan payable	$88	$-	$88	$-
Line of credit	6,829	-	6,829	-
Total liabilities at fair value	$6,917	$-	$6,917	$-

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

Prior to July 15, 2019, one of our predecessor entities ("Legacy HQ") also obtained its workers’ compensation insurance through ACE in all states in which it operated other than monopolistic jurisdictions. The ACE policy was a large deductible policy pursuant to which Legacy HQ had primary responsibility for all claims with ACE providing insurance for covered losses and expenses in excess of $500 thousand per incident. In addition to the ACE policy, Legacy HQ purchased a deductible reimbursement insurance policy from Hirequest Insurance Company (“HQ Ins.”), an independent captive insurer, to cover losses up to the $500 thousand deductible with ACE. This resulted in Legacy HQ effectively being fully insured until the merger with Command Center. Effective July 15, 2019, Legacy HQ terminated its deductible reimbursement policy with HQ Ins.

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

Note 7 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position. The following common share dividends were paid during 2025 and 2024:

Declaration date (total paid in thousands)	Dividend per share	Total paid
March 1, 2024	$0.06	$838
June 1, 2024	0.06	838
September 1, 2024	0.06	841
December 1, 2024	0.06	842
March 1, 2025	0.06	842

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first three months of 2025, we issued 681 shares valued at approximately $9 thousand under this program. During the first three months of 2024, we issued 863 thousand shares valued at approximately $12 thousand under this program.

In the first three months of 2025, we issued 4,096 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $55 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,415 shares vested equally over the three months post grant. The remaining 681 shares were issued pursuant to our share purchase match program.

In the first three months of 2024, we issued 5,174 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $69 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 4,311 shares vested equally over the three months post grant. The remaining 863 shares were issued pursuant to our share purchase match program.

The following table summarizes our restricted stock outstanding at December 31, 2024, and changes during the three months ended March 31, 2025.

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2024	106	$18.28
Granted	4	13.40
Vested	(13)	16.21
Non-vested, March 31, 2025	97	18.37

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  March 31, 2025 and December 31, 2024.

The following table summarizes our stock options outstanding at December 31, 2024, and changes during the three months ended March 31, 2025.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2024	13	$5.47	$2.98
Granted	-	-	-
Outstanding, March 31, 2025	13	5.47	2.98

There were no non-vested stock options outstanding at March 31, 2025 or at  December 31, 2024.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $14.16 at March 31, 2025.

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	3.0	$83

At March 31, 2025, there was unrecognized stock-based compensation expense totaling approximately $562 thousand relating to non-vested restricted stock grants that will be recognized over the next 3.4 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  March 31, 2025 and  March 31, 2024 totaled approximately 109 thousand and 165 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Weighted average number of common shares used in basic net income per common share	13,925	13,800
Dilutive effects of unvested restricted stock and stock options	55	86
Weighted average number of common shares used in diluted net income per common share	13,980	13,886

Note 10 - Goodwill and Intangible Assets

Annual impairment test

During the third quarter of 2024, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded that the carrying value of our MRI reporting unit exceeded its estimated fair value resulting in an impairment charge of approximately $4.8 million. The goodwill impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. These industry and market conditions were deemed a triggering event that led us to also review the fair value of certain indefinite-lived intangible assets related to the MRI reporting unit. As a result of this review we concluded the carrying value of the trade name related to MRI exceeded its estimated fair value resulting in an impairment charge of approximately $1.2 million. The related impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. The balance for the trade name related to MRI was approximately $940 thousand at  March 31, 2025 and at December 31, 2024.

The table below reflects our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2024	$1,633
Impairment charge during 2025	-
Goodwill balance at March 31, 2025	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at March 31, 2025	$1,633

Intangible Assets

The following table reflects our finite-lived and indefinite-lived intangible assets:

		March 31, 2025			December 31, 2024
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization and impairment	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(6,245)	$19,311	$25,556	$(5,819)	$19,737
Purchased software	7 years	3,200	(1,600)	1,600	3,200	(1,486)	1,714
Internally developed software	5 years	3,125	(1,120)	2,005	3,125	(963)	2,162
Total finite-lived intangible assets		31,881	(8,965)	22,916	31,881	(8,268)	23,613
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	2,340	-	2,340	3,580	(1,240)	2,340
Total intangible assets		$36,447	$(8,965)	$27,482	$37,687	$(9,508)	$28,179

Amortization expense related to intangible assets totaled approximately $696 thousand and $656 thousand for the three months ended  March 31, 2025 and  March 31, 2024, respectively.

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

New franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $6.9 million at  March 31, 2025 and at  December 31, 2024.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2025.

Note 12 - Income Tax

Our income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, adjusted for any discrete items occurring during the relevant interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates. The accounting estimates used to compute the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

Our effective tax rate for continuing operations during the three months ended  March 31, 2025 and  March 31, 2024 was 10.5% and 16.7%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit allocated to discontinued operations was $23 thousand and $24 thousand for the three months ended  March 31, 2025 and  March 31, 2024, respectively.

Note 13 - Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our chief operating decision maker when determining resource allocation and assessing performance:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Total revenue	$7,472	$8,419
Salaries and benefits	(2,629)	(2,678)
Workers' compensation, net	(28)	(572)
Depreciation and amortization	(734)	(698)
Interest income	134	136
Acquisition related gains (charges), net	103	(11)
Stock based compensation	(239)	(362)
Interest and other financing expense	(144)	(243)
Provision for credit losses	(107)	(67)
Other costs, net	(2,224)	(1,892)
Net income before income taxes and discontinued operations	1,604	2,032
Provision for income taxes	(169)	(340)
Loss from discontinued operations, net of tax	(72)	(73)
Net income	$1,363	$1,619

Other costs consist primarily of selling, general, and administrative costs and includes marketing and advertising, computer expenses, and legal and professional fees.

Note 14 - Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines. Dubin Workforce Solutions specialized in temporary labor assignments. The Dubin Group focused on permanent recruiting. We immediately sold the assets of Dubin Workforce Solutions to a new franchisee. There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition. We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2024, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price and increased efforts to grow the customer base. The franchise continues to be actively marketed at a price that is reasonable given its results of operation. We expect to complete a sale of these assets within the next 12 months.

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $891 thousand at  March 31, 2025 and December 31, 2024.

The net loss from discontinued operations as reported in our Consolidated Statements of Income was comprised of the following amounts:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Revenue	$119	$96
Cost of staffing services	27	39
Gross profit	92	57
Selling, general and administrative expenses	(187)	(143)
Loss on sale of intangible assets	-	(11)
Net loss before tax	(95)	(97)
Benefit for income taxes	(23)	(24)
Net loss	$(72)	$(73)

Note 15 - Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $7.5 million and $7.8 million as of  March 31, 2025 and December 31, 2024, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our Consolidated Statements of Operations. Interest income was approximately $134 thousand and $136 thousand during the three months ended  March 31, 2025 and March 31, 2024, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $876 thousand and $773 thousand as of March 31, 2025 and  December 31, 2024, respectively, for credit losses.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	March 31, 2025	December 31, 2024
Note receivable	$8,364	$8,603
Allowance for losses	(876)	(773)
Notes receivable, net	$7,488	$7,830

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" and "Part II - Item 1A. Risk Factors" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of Non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue; franchise sales and system-wide sales; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); operating results; dividends and shareholder returns; cost synergies of any mergers or acquisitions including those we have completed in 2023 and 2024; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; all other statements that are not purely historical and that may constitute statements of future expectations; and the impact of any global pandemic including COVID-19. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including the impact of any potential recession; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones: the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K; and the other factors discussed in this Quarterly Report and our Annual Report.

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

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	TradeCorp focuses on short-term skilled construction jobs.
●	Northbound Executive Search, MRI, SearchPath, and Sales Consultants focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

Our brands exhibit similar long-term financial performance and have similar economic characteristics. Therefore, we provide our services under a single operating division or segment. However, we strive to provide additional information and disclosures related to business models where appropriate.

As of March 31, 2025 we had 424 franchisee-owned offices and 1 company-owned office in 44 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 12 MRI locations that provided contract staffing services only. We provide employment for an estimated 80 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Operations for the three-month periods ended March 31, 2025 and March 31, 2024. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended
(in thousands except percentages)	March 31, 2025		March 31, 2024
Franchise royalties	$6,960	93.1%	$7,831	93.0%
Service revenue	512	6.9%	588	7.0%
Total revenue	7,472	100.0%	8,419	100.0%
Selling, general and administrative expenses	5,255	70.3%	5,619	66.7%
Depreciation and amortization	734	9.8%	698	8.3%
Income from operations	1,483	19.8%	2,102	25.0%
Other miscellaneous income	131	1.8%	37	0.4%
Interest income	134	1.8%	136	1.6%
Interest and other financing expense	(144)	(1.9)%	(243)	(2.9)%
Net income before income taxes	1,604	21.5%	2,032	24.1%
Provision for income taxes	169	2.3%	340	4.0%
Net income from continuing operations	1,435	19.2%	1,692	20.1%
Loss from discontinued operations, net of tax	(72)	(1.0)%	(73)	(0.9)%
Net income	$1,363	18.2%	$1,619	19.2%
Non-GAAP data
Adjusted EBITDA	$2,799	37.5%	$3,358	39.9%

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

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Net income	$1,363	$1,619
Interest expense	144	243
Provision for income taxes	169	340
Depreciation and amortization	734	698
EBITDA	2,410	2,900
WOTC related costs	150	85
Non-cash compensation	239	362
Acquisition related (gains) charges, net	(103)	11
Write down of note receivable	103	-
Adjusted EBITDA	$2,799	$3,358

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended March 31, 2025 or the three months ended March 31, 2024.

Total revenue for the three months ended March 31, 2025 was approximately $7.5 million compared to $8.4 million for the three months ended March 31, 2024, a decrease of approximately 11.2%. For the quarter ended March 31, 2025, there was a $15.6 million or 11.7% decrease in underlying system-wide sales from $134.0 million for the three months ended March 31, 2024 to $118.4 million for the three months ended March 31, 2025. The decrease in system-wide sales was primarily driven by a decline at MRI of $8.9 million, HQ Direct of $2.8 million and Snelling/HQ of $2.9 million. Revenue as a percentage of system-wide sales was 6.3% for the three months ended March 31, 2025 compared to 6.3% for three months ended March 31, 2024.

Franchise Royalties

Franchise royalties for the three months ended March 31, 2025 were approximately $7.0 million, a decrease of approximately 11.2% from $7.8 million for the three months ended March 31, 2024. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.9% for the three-month period ended March 31, 2025 and 5.9% for the three months ended March 31, 2024. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the three months ended March 31, 2025 and March 31, 2024 follows:

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024
Franchise royalties from HireQuest Direct	$3,587	$3,823
Franchise royalties from Snelling and HireQuest	1,953	2,110
Franchise royalties from DriverQuest and TradeCorp	195	155
Franchise royalties from HireQuest Health	67	94
Franchise royalties from Northbound, MRI, and SearchPath	1,158	1,649
Franchise royalties	$6,960	$7,831

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

Service revenue for the three months ended March 31, 2025 was approximately $512 thousand, a decrease of $76 thousand from the three months ended March 31, 2024, when service revenue was approximately $588 thousand. Interest income, which is included in service revenue was $240 thousand for the three months ended March 31, 2025 and $185 thousand for the three months ended March 31, 2024. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter. The increase in interest income was primarily offset by a $95 thousand increase in liability insurance.

Operating Expenses

Total Operating expenses for the three months ended March 31, 2025 were approximately $6.0 million compared to $6.3 million for the three months ended March 31, 2024. The decrease of $0.3 million was primarily driven by a $0.5 million decrease in Workers compensation expense. Overall, operating expenses represented 5.1% of system-wide-sales in the three months ended March 31, 2025 versus 4.7% of system-wide sales in the three months ended March 31, 2024.

Workers' Compensation

Workers' compensation expense was approximately $28 thousand for the three months ended March 31, 2025, a decrease of $544 thousand when compared to a net expense of approximately $572 thousand recorded in the three months ended March 31, 2024. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended March 31, 2025 was approximately $2.9 million which was slightly down compared to $3.0 million for the three months ended March 31, 2024.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $2.2 million for the three months ended March 31, 2025, compared to $1.9 million for the three months ended March 31, 2024.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2025 was approximately $734 thousand compared to $698 thousand for the three months ended March 31, 2024. This increase is the result of an IT project being placed in service causing amortization to begin.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended March 31, 2025, other miscellaneous income was approximately $131 thousand, compared to other miscellaneous income of $37 thousand for the three months ended March 31, 2024. This change was primarily driven by a gain on the disposal of a franchise business we took control of and then sold to another franchisee in the period ending March 31, 2024.

Interest income and expense

Interest income for the three months ended March 31, 2025 was approximately $134 thousand compared to $136 thousand for the three months ended March 31, 2024. Interest income represents interest related to the financing of franchised locations and the increase is due to the increase in Notes Receivables associated with the TEC acquisition in December 2023 as noted in Note 2-Acquisitions.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $243 thousand for the three months ended March 31, 2024 to $143 thousand for the three months ended March 31, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $169 thousand for the three months ended March 31, 2025. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the three months ended March 31, 2025 was 10.5%.

Income tax expense for the three months ended March 31, 2024 was approximately $340 thousand. Our net ETR for the three months ended March 31, 2024 was 16.7%. The increase in the net ETR is driven by mix of our revenue, particularly the addition of MRI Network as the increase in executive, managerial and professional recruiting does not generate WOTC's at the same levels as staffing services.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of March 31, 2025 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At March 31, 2025 , our current assets exceeded our current liabilities by approximately $27.3 million. Our current assets included approximately $2.1 million of cash and $42.2 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of March 31, 2025 included approximately $7.8 million due to our franchisees on pending settlement statements, $3.4 million related to our workers’ compensation claims liability, and $5.5 million of borrowings under our line of credit.

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

Operating Activities

During the three months ended March 31, 2025, cash provided by continuing operations was approximately $1.9 million and included net income from continuing operations of approximately $1.4 million, adjusted by non-cash items (primarily depreciation and stock-based compensation) of approximately $1.3 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $0.8 million. During the three months ended March 31, 2024, cash used by continuing operating activities was approximately $0.9 million and included net income from continuing operations of approximately $1.7 million, adjusted by non-cash items of approximately $1.2 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash of approximately $3.8 million.

Investing Activities

During the three months ended March 31, 2025, cash generated by investing activities was approximately $317 thousand, primarily from payments on notes receivable. During the three months ended March 31, 2024, cash generated by investing activities was approximately $213 thousand.

Financing Activities

During the three months ended March 31, 2025, cash used by financing activities was approximately $2.3 million and included net payments on our revolving line of credit of approximately $1.4 million and the payment of approximately $0.8 million in dividends. During the period ended March 31, 2024, cash provided by financing activities was approximately $1.0 million and included the payment of dividends totaling approximately $0.8 million and proceeds from our revolving line of credit of approximately $2.0 million.

Revolving Credit Agreement with Bank of America, N.A.

On February 28, 2023 the Company and all of its subsidiaries as borrowers (collectively, the "Borrowers") entered into a Revolving Credit Agreement with Bank of America, N.A. (the "Bank") for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten business days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. Interest will accrue on the outstanding balance of the Senior Credit Facility at a variable rate equal to (a) the Term SOFR Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the related credit agreement (the "Credit Agreement"). The Senior Credit Facility will mature on February 28, 2028.

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

At March 31, 2025, availability under the Senior Credit Facility was approximately $34.8 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 5.7% and is repriced daily.

Economy and Inflation

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

In addition, the Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, continue to impact the global economy, including by exacerbating inflationary pressures created by COVID-related supply chain disruptions, and have given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. Furthermore, the threat of a wider war in the Middle East after the Hamas terrorist attacks on Israel could affect oil prices and have other effects on the global economy. Although we have no operations in Russia or Ukraine or in the Middle East certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

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

For the three months ended March 31, 2025, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period (in thousands, except percentages):

	Three months ended
(in thousands)	March 31, 2025	March 31, 2024	Change
System-wide sales from HireQuest Direct	$51,572	$54,333	(5.1)%
System-wide sales from Snelling and HireQuest	33,660	36,559	(7.9)%
System-wide sales from DriverQuest and TradeCorp	3,222	2,969	8.5%
System-wide sales from HireQuest Health	1,143	1,728	(33.9)%
System-wide sales from Northbound, MRI, and SearchPath	28,675	38,350	(25.2)%
System-wide sales from Discontinued Operations	119	96	24.0%
System-wide sales	$118,391	$134,035	(11.7)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the three months ended March 31, 2025:

Offices, December 31, 2023	427
Opened in 2024	30
Closed in 2024	(32)
Offices, December 31, 2024	425
Opened in 2025	2
Closed in 2025	(3)
Offices, March 31, 2025	424

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Material Weakness

As previously reported and described below, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a key part of the remediation, the Company has engaged third party professionals with appropriate technical expertise for subsequent acquisitions and will continue to do so given the complexity around the accounting treatment for acquisitions. Also, in order to give the Chief Accounting Officer (“CAO”) more time to do an appropriate review as and when required, the Company has transitioned the CAO’s responsibility over the Finance Operations Group which processes and reconciles daily transactions to another leader in the organization. In addition, the Company recruited and hired additional staff in the accounting department with appropriate professional experience. In November 2023, the Company hired a Chief Financial Officer (“CFO”) with 17 years of experience as a public company CFO and 5 years of experience as a public company director including as Audit Committee Chair. Additionally, the Company is working through the accounting processes currently the responsibility of the CAO with the goal of transitioning work from the CAO to other appropriately experienced accounting staff. The Company has also strengthened its monthly results review communications with the CEO/CODM. In order to finalize the remediation efforts of the Material Weakness, the focus of the Company in 2025 will be on the lack of segregation of duties in the IT system relative to posting of journal entries, adding new users and password security and review of certain journal entries and certain account reconciliations and supporting schedules.

Notwithstanding the material weakness, which still existed as of March 31, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2025 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

/s/ Richard Hermanns	May 8, 2025
Richard Hermanns	Date
President and Chief Executive Officer

/s/ Steve Crane	May 8, 2025
Steve Crane	Date
Chief Financial Officer