Form 10-Q
period 2025-06-30
HireQuest, Inc.
filed 2025-08-07
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of issuer's common stock outstanding at August 6, 2025: 14.1 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)	June 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$2,675	$2,219
Accounts receivable, net of allowance of $321 and $275	42,785	42,348
Notes receivable	1,459	1,166
Prepaid expenses, deposits, and other assets	3,530	2,413
Prepaid workers' compensation	1,369	1,094
Total current assets	51,818	49,240
Property and equipment, net	4,105	4,149
Workers’ compensation claims payment deposit	1,252	1,127
Franchise agreements, net	18,885	19,737
Other intangible assets, net	7,901	8,442
Goodwill	1,633	1,633
Deferred tax asset	1,784	2,073
Other assets	43	57
Notes receivable, net of current portion and allowance of $876 thousand and $773 thousand, respectively	6,003	6,664
Intangible asset held for sale - discontinued operations	891	891
Total assets	$94,315	$94,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$271	$174
Line of credit	4,333	6,829
Term loan payable	-	88
Other current liabilities	1,977	2,018
Accrued payroll, benefits, and payroll taxes	3,092	2,557
Due to franchisees	8,253	7,579
Risk management incentive program liability	1,947	1,252
Workers' compensation claims liability	3,383	3,599
Total current liabilities	23,256	24,096
Workers' compensation claims liability, net of current portion	2,656	2,707
Franchisee deposits	2,381	2,406
Total liabilities	28,293	29,209
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 14,104,324 and 14,072,804 shares issued, respectively	14	14
Additional paid-in capital	36,765	36,286
Treasury stock, at cost - 48,849 shares	(146)	(146)
Retained earnings	29,389	28,650
Total stockholders' equity	66,022	64,804
Total liabilities and stockholders' equity	$94,315	$94,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Franchise royalties	$7,284	$8,201	$14,245	$16,041
Service revenue	354	479	866	1,058
Total revenue	7,638	8,680	15,111	17,099
Selling, general and administrative expenses	5,861	5,288	11,117	10,907
Depreciation and amortization	734	697	1,469	1,395
Income from operations	1,043	2,695	2,525	4,797
Other miscellaneous income	28	39	159	76
Interest income	129	151	262	287
Interest and other financing expense	(71)	(253)	(214)	(495)
Net income before income taxes	1,129	2,632	2,732	4,665
Provision for income taxes	56	557	224	897
Net income from continuing operations	1,073	2,075	2,508	3,768
Loss from discontinued operations, net of tax	(13)	(36)	(85)	(110)
Net income	$1,060	$2,039	$2,423	$3,658

Basic earnings (loss) per share
Continuing operations	$0.08	$0.15	$0.18	$0.27
Discontinued operations	-	-	(0.01)	(0.01)
Total	$0.08	$0.15	$0.17	$0.26

Diluted earnings (loss) per share
Continuing operations	$0.08	$0.15	$0.18	$0.27
Discontinued operations	-	-	(0.01)	(0.01)
Total	$0.08	$0.15	$0.17	$0.26

Weighted average shares outstanding
Basic	13,938	13,818	13,932	13,809
Diluted	13,990	13,886	14,001	13,889

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Six months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804
Stock based compensation	-	-	-	479	-	479
Common stock dividends ($0.12 per share)	-	-	-	-	(1,684)	(1,684)
Restricted common stock granted	31	-	-	-	-	-
Net income	-	-	-	-	2,423	2,423
Balance at June 30, 2025	14,104	$14	$(146)	$36,765	$29,389	$66,022

Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	700	-	700
Common stock dividends ($0.12 per share)	-	-	-	-	(1,676)	(1,676)
Restricted common stock granted	16	-	-	-	-	-
Net income	-	-	-	-	3,658	3,658
Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414

Three months ended
Balance at March 31, 2025	14,077	$14	$(146)	$36,525	$29,171	$65,564
Stock based compensation	-	-	-	240	-	240
Common stock dividends ($0.06 per share)	-	-	-	-	(842)	(842)
Restricted common stock granted	27	-	-	-	-	-
Net loss	-	-	-	-	1,060	1,060
Balance at June 30, 2025	14,104	$14	$(146)	$36,765	$29,389	$66,022

Balance at March 31, 2024	14,002	$14	$(146)	$34,889	$29,118	$63,875
Stock based compensation	-	-	-	338	-	338
Common stock dividends ($0.06 per share)	-	-	-	-	(838)	(838)
Restricted common stock granted	11	-	-	-	-	-
Net income	-	-	-	-	2,039	2,039
Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income	$2,423	$3,658
Loss from discontinued operations	85	110
Net income from continuing operations	2,508	3,768
Adjustments to reconcile net income to net cash provided by (used in) operations:
Depreciation and amortization	1,469	1,395
Non-cash interest	9	11
Provision for credit losses	150	217
Stock based compensation	479	700
Deferred taxes	289	(1)
(Gain) loss on disposition of intangible assets	(103)	11
Changes in operating assets and liabilities:
Accounts receivable	(484)	(5,650)
Prepaid expenses, deposits, and other assets	(1,114)	(360)
Prepaid workers' compensation	(275)	(984)
Accounts payable	96	113
Risk management incentive program liability	695	258
Other current liabilities	(41)	(555)
Accrued payroll, benefits and payroll taxes	535	(691)
Due to franchisees	675	744
Workers' compensation claim payment deposit	(125)	341
Workers' compensation claims liability	(267)	14
Net cash provided by (used in) operating activities - continuing operations	4,496	(669)
Net cash used in operating activities - discontinued operations	(85)	(110)
Net cash provided by (used in) operating activities	4,411	(779)
Cash flows from investing activities
Purchase of property and equipment	(31)	-
Proceeds from payments on notes receivable	673	762
Cash issued for notes receivable	(304)	(13)
Investment in intangible asset	-	(235)
Net change in franchisee deposits	(25)	(69)
Net cash provided by investing activities	313	445
Cash flows from financing activities
Payments on term loan payable	(88)	(298)
Net (payments to) proceeds from revolving line of credit	(2,496)	1,580
Payment of dividends	(1,684)	(1,676)
Net cash used in financing activities	(4,268)	(394)
Net increase (decrease) in cash	456	(728)
Cash, beginning of period	2,219	1,342
Cash, end of period	$2,675	$614
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	$950	$-
Supplemental disclosure of cash flow information
Interest paid	$202	$482
Income taxes paid, net of refunds	$512	$725

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

As of  June 30, 2025, we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 65 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
HireQuest Direct	$3,471	$3,851	$7,058	$7,678
Snelling and HireQuest	2,029	2,288	3,982	4,400
DriverQuest and TradeCorp	221	211	416	366
HireQuest Health	58	111	126	206
Northbound, MRI, and SearchPath	1,505	1,740	2,663	3,391
Total	$7,284	$8,201	$14,245	$16,041

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $438 thousand and $277 thousand during the three months ended June 30, 2025 and  June 30, 2024, respectively, and approximately $816 thousand and $606 thousand during the six months ended June 30, 2025 and  June 30, 2024, respectively. These costs are included in general and administrative expenses.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40) which expands the required disclosures related to an entity’s expenses and address requests from investors for more granular information about the make-up of expenses in commonly presented expense captions such as selling, general, and administrative. This ASU is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements and related disclosures.

In  December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which requires enhancements and further transparency to certain income tax disclosures, primarily to the tax rate reconciliation and income taxes paid. This ASU is effective for fiscal years beginning after  December 15, 2024, and will likely result in the required additional disclosures being included in our consolidated financial statements on either a prospective or retrospective basis, once adopted.

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

	Three months ended		Six months ended
Unaudited (in thousands except per share data)	June 30, 2025 (actual)	June 30, 2024	June 30, 2025 (actual)	June 30, 2024
Total revenue	$7,638	$9,001	$15,111	$17,665
Net income	1,060	2,206	2,423	3,918
Basic earnings per share	$0.08	$0.16	$0.17	$0.28
Basic weighted average shares outstanding	13,938	13,818	13,932	13,809
Diluted earnings per share	$0.08	$0.16	$0.17	$0.28
Diluted weighted average shares outstanding	13,990	13,886	14,001	13,889

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

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Edward Jackson, a member of our Board and significant stockholder, and a member of Mr. Jackson’s immediate family own Jackson Insurance. Mr. Jackson, Richard Hermanns, our CEO, Chairman of our Board, and largest stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent. Jackson Insurance and Bass broker property, casualty, general liability, and cybersecurity insurance for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the three months ended  June 30, 2025 and June 30, 2024, Jackson Insurance and Bass invoiced HQI approximately $165 thousand and $315 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the six months ended  June 30, 2025 and June 30, 2024, Jackson Insurance and Bass invoiced HQI approximately $1.6 million for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended June 30, 2025 and June 30, 2024, Insurance Technologies invoiced HQI approximately $55 thousand and $173 thousand, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2025 and June 30, 2024, Insurance Technologies invoiced HQI approximately $146 thousand and $297 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 35 Worlds Franchisees at  June 30, 2025 that operated 68 of our 413 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Franchisee royalties	$2,257	$2,427	$4,475	$4,864

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	June 30, 2025	December 31, 2024
Due to franchisees	$2,002	$2,871
Risk management incentive program liability	679	492

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. Approximately $4.3 million and $6.8 million was drawn on the Senior Credit Facility as of June 30, 2025 and December 31, 2024, respectively. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  June 30, 2025 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  June 30, 2025 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  June 30, 2025 the effective interest rate was approximately 5.5%. The Senior Credit Facility will mature on  February 28, 2028.

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

At  June 30, 2025, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

Term Loan

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million that matured on March 1, 2025 that bore interest at 4.0%. This loan has been satisfied in full.

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

	June 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,675	$2,675	$-	$-
Notes receivable	7,462	-	7,462	-
Accounts receivable	42,785	-	42,785	-
Total assets at fair value	$52,922	$2,675	$50,247	$-

Line of credit	4,333	-	4,333	-
Total liabilities at fair value	$4,333	$-	$4,333	$-

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,219	$2,219	$-	$-
Notes receivable	7,830	-	7,830	-
Accounts receivable	42,348	-	42,348	-
Total assets at fair value	$52,397	$2,219	$50,178	$-

Term loan payable	$88	$-	$88	$-
Line of credit	6,829	-	6,829	-
Total liabilities at fair value	$6,917	$-	$6,917	$-

Note 6 - Workers’ Compensation Insurance and Reserves

We obtain our workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”) in all states in which we operate other than monopolistic jurisdictions. The ACE policies are large deductible policies where we have primary responsibility for all claims made. ACE provides insurance for covered losses and expenses in excess of $500 thousand per incident. Under these large deductible programs we are effectively self-insured. Per our contractual agreements with ACE we must provide a collateral deposit of $ 9.2 million, which we accomplish by providing a letter of credit under our agreement with Bank of America. For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs. Our liability associated with claims in these jurisdictions is limited to premium payments based upon the amount of payroll paid, or hours worked, within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 7 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position at the discretion of the Board. The following common share dividends were paid during 2025 and 2024:

Declaration date (total paid in thousands)	Dividend per share	Total paid
March 1, 2024	$0.06	$838
June 1, 2024	0.06	838
September 1, 2024	0.06	841
December 1, 2024	0.06	842
March 1, 2025	0.06	842
June 1, 2025	0.06	842

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first six months of 2025, we issued 1,585 shares valued at approximately $18 thousand under this program. During the first six months of 2024, we issued 6,667 thousand shares valued at approximately $98 thousand under this program.

In the first six months of 2025, we issued 29,520 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $312 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 27,935 shares vested equally over the three months post grant. The remaining 1,585 shares were issued pursuant to our share purchase match program. Also in the first six months of 2025, we issued 2,000 shares of restricted common stock to a key employee for services in lieu of cash compensation valued at approximately $24 thousand that vest after 3 months.

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

The following table summarizes our restricted stock outstanding at December 31, 2024, and changes during the six months ended June 30, 2025.

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2024	106	$18.28
Granted	31	10.67
Forfeited	(5)	12.81
Vested	(36)	16.34
Non-vested, June 30, 2025	96	16.16

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  June 30, 2025 and December 31, 2024.

The following table summarizes our stock options outstanding at December 31, 2024, and changes during the six months ended June 30, 2025.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2024	13	$5.47	$2.98
Granted	-	-	-
Outstanding, June 30, 2025	13	5.47	2.98

There were no non-vested stock options outstanding at June 30, 2025 or at  December 31, 2024.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $10.01 at June 30, 2025.

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	2.7	$59

At June 30, 2025, there was unrecognized stock-based compensation expense totaling approximately $539 thousand relating to non-vested restricted stock grants that will be recognized over the next 3.2 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  June 30, 2025 and  June 30, 2024 totaled approximately 133 thousand and 152 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Weighted average number of common shares used in basic net income per common share	13,938	13,818	13,932	13,809
Dilutive effects of unvested restricted stock and stock options	52	68	69	80
Weighted average number of common shares used in diluted net income per common share	13,990	13,886	14,001	13,889

Note 10 - Goodwill and Intangible Assets

Annual impairment test

During the third quarter of 2024, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded that the carrying value of our MRI reporting unit exceeded its estimated fair value resulting in an impairment charge of approximately $4.8 million. The goodwill impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. These industry and market conditions were deemed a triggering event that led us to also review the fair value of certain indefinite-lived intangible assets related to the MRI reporting unit. As a result of this review we concluded the carrying value of the trade name related to MRI exceeded its estimated fair value resulting in an impairment charge of approximately $1.2 million. The related impairment was primarily attributable to industry and market conditions effecting the overall financial performance of the reporting unit. The balance for the trade name related to MRI was approximately $940 thousand at  June 30, 2025 and at December 31, 2024.

The table below reflects our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2024	$1,633
Impairment charge during 2025	-
Goodwill balance at June 30, 2025	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at June 30, 2025	$1,633

Intangible Assets

The following table reflects our finite-lived and indefinite-lived intangible assets:

		June 30, 2025			December 31, 2024
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization and impairment	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(6,671)	$18,885	$25,556	$(5,819)	$19,737
Purchased software	7 years	3,200	(1,714)	1,486	3,200	(1,486)	1,714
Internally developed software	5 years	3,125	(1,276)	1,849	3,125	(963)	2,162
Total finite-lived intangible assets		31,881	(9,661)	22,220	31,881	(8,268)	23,613
Indefinite-lived intangible assets:
Domain name	Indefinite	2,226	-	2,226	2,226	-	2,226
Trade name	Indefinite	2,340	-	2,340	3,580	(1,240)	2,340
Total intangible assets		$36,447	$(9,661)	$26,786	$37,687	$(9,508)	$28,179

Amortization expense related to intangible assets totaled approximately $696 thousand and $656 thousand for the three months ended  June 30, 2025 and  June 30, 2024, respectively, and approximately $1.4 million and $1.3 million for the six months ended  June 30, 2025 and  June 30, 2024, respectively,

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

Some new franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $6.7 million and $6.9 million at  June 30, 2025 and at  December 31, 2024, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of June 30, 2025.

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

Our effective tax rate for continuing operations during the three months ended  June 30, 2025 and  June 30, 2024 was 5.0% and 21.2%, respectively. Our effective tax rate for continuing operations during the six months ended  June 30, 2025 and  June 30, 2024 was 8.2% and 19.2%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit allocated to discontinued operations was approximately $4 thousand and $12 thousand for the three months ended  June 30, 2025 and  June 30, 2024, respectively, and approximately $27 thousand and $36 thousand for the six months ended  June 30, 2025 and  June 30, 2024, respectively.

Impacts of Government Legislation
On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows. However, the Company does not expect the new law to have a material impact on its results of operations, financial condition, or liquidity.

Note 13 - Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our chief operating decision maker when determining resource allocation and assessing performance:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Total revenue	$7,638	$8,680	$15,111	$17,099
Salaries and benefits	(2,434)	(2,315)	(5,064)	(4,993)
Workers' compensation, net	(127)	(547)	(155)	(1,119)
Depreciation and amortization	(734)	(697)	(1,469)	(1,395)
Interest income	129	151	262	287
Acquisition related gains (charges), net	(929)	-	(846)	(11)
Stock based compensation	(240)	(338)	(479)	(700)
Interest and other financing expense	(71)	(253)	(214)	(495)
Provision for credit losses	(43)	(150)	(150)	(217)
Other costs, net	(2,060)	(1,899)	(4,264)	(3,791)
Net income before income taxes and discontinued operations	1,129	2,632	2,732	4,665
Provision for income taxes	(56)	(557)	(224)	(897)
Loss from discontinued operations, net of tax	(13)	(36)	(85)	(110)
Net income	$1,060	$2,039	$2,423	$3,658

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

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $891 thousand at  June 30, 2025 and December 31, 2024.

The net loss from discontinued operations as reported in our Consolidated Statements of Income was comprised of the following amounts:

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenue	$181	$239	$301	$334
Cost of staffing services	68	82	96	121
Gross profit	113	157	205	213
Selling, general and administrative expenses	(130)	(205)	(317)	(348)
Loss on sale of intangible assets	-	-	-	(11)
Net loss before tax	(17)	(48)	(112)	(146)
Benefit for income taxes	(4)	(12)	(27)	(36)
Net loss	$(13)	$(36)	$(85)	$(110)

Note 15 - Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $7.5 million and $7.8 million as of  June 30, 2025 and December 31, 2024, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our Consolidated Statements of Operations. Interest income was approximately $129 thousand and $151 thousand during the three months ended  June 30, 2025 and June 30, 2024, respectively, and approximately $262 thousand and $287 thousand during the six months ended  June 30, 2025 and June 30, 2024, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $876 thousand and $773 thousand as of June 30, 2025 and  December 31, 2024, respectively, for credit losses.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	June 30, 2025	December 31, 2024
Note receivable	$8,338	$8,603
Allowance for losses	(876)	(773)
Notes receivable, net	$7,462	$7,830

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue; franchise sales and system-wide sales; net income and Adjusted EBITDA (a Non-GAAP Financial Measure); operating results; dividends and shareholder returns; statements regarding any proposed transaction; benefits and synergies of any proposed transaction and future opportunities, including statements regarding value, profitability or growth prospects; cost synergies of any mergers or acquisitions including those we have completed in 2023 and 2024; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will occur, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our and our franchisees’ customers’ ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including the impact of any potential recession; the possibility that any strategic target will not agree to consummate a transaction or that any such transaction is consummated on different terms than currently anticipated; the possibility that conditions to the completion of a proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals, will not be met; the possibility that we may be unable to achieve expected synergies and operating efficiencies within an expected time frame or at all and to successfully integrate any acquired operations with ours; the possibility that such integration may be more difficult, time-consuming, or costly than expected, or that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following a proposed transaction or the public announcement of a proposed transaction; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones: the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing industry and those arising from the action or inaction of our franchisees and temporary employees; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K; and the other factors discussed in this Quarterly Report and our Annual Report.

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

As of June 30, 2025 we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 12 MRI locations that provided contract staffing services only. We provide employment for an estimated 65 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Operations for the three-month and  six-month periods ended June 30, 2025 and June 30, 2024. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Six months ended
(in thousands except percentages)	June 30, 2025		June 30, 2024		June 30, 2025		June 30, 2024
Franchise royalties	$7,284	95.4%	$8,201	94.5%	$14,245	94.3%	$16,041	93.8%
Service revenue	354	4.6%	479	5.5%	866	5.7%	1,058	6.2%
Total revenue	7,638	100.0%	8,680	100.0%	15,111	100.0%	17,099	100.0%
Selling, general and administrative expenses	5,861	76.7%	5,288	60.9%	11,117	73.6%	10,907	63.8%
Depreciation and amortization	734	9.6%	697	8.0%	1,469	9.7%	1,395	8.2%
Income from operations	1,043	13.7%	2,695	31.0%	2,525	16.7%	4,797	28.1%
Other miscellaneous income	28	0.4%	39	0.4%	159	1.1%	76	0.4%
Interest income	129	1.7%	151	1.7%	262	1.7%	287	1.7%
Interest and other financing expense	(71)	(0.9)%	(253)	(2.9)%	(214)	(1.4)%	(495)	(2.9)%
Net income before income taxes	1,129	14.8%	2,632	30.3%	2,732	18.1%	4,665	27.3%
Provision for income taxes	56	0.7%	557	6.4%	224	1.5%	897	5.2%
Net income from continuing operations	1,073	14.0%	2,075	23.9%	2,508	16.6%	3,768	22.0%
Loss from discontinued operations, net of tax	(13)	(0.2)%	(36)	(0.4)%	(85)	(0.6)%	(110)	(0.6)%
Net income	$1,060	13.9%	$2,039	23.5%	$2,423	16.0%	$3,658	21.4%
Non-GAAP data
Adjusted EBITDA	$3,255	42.6%	$4,040	46.5%	$6,073	40.2%	$7,398	43.3%

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

	Three months ended		Six months ended
(in thousands)	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net income	$1,060	$2,039	$2,423	$3,658
Interest expense	71	253	214	495
Provision for income taxes	56	557	224	897
Depreciation and amortization	734	697	1,469	1,395
EBITDA	1,921	3,546	4,330	6,445
WOTC related costs	165	106	315	192
Non-cash compensation	240	338	479	700
Acquisition related charges, net	929	-	846	11
Write down of note receivable	-	50	103	50
Adjusted EBITDA	$3,255	$4,040	$6,073	$7,398

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended June 30, 2025 or the three months ended June 30, 2024. For a description of our revenue recognition practices, please refer to "Note 1 - Overview and Summary of Significant Accounting Policies - revenue Recognition" in our Annual Report on Form 10-K for the year ended December 31, 2024, which disclosure is incorporated herein by reference.

Total revenue for the three months ended June 30, 2025 was approximately $7.6 million compared to $8.7 million for the three months ended June 30, 2024, a decrease of approximately 12.0%. For the quarter ended June 30, 2025, there was a $20.3 million or 13.9% decrease in underlying system-wide sales from $146.1 million for the three months ended June 30, 2024 to $125.9 million for the three months ended June 30, 2025. The decrease in system-wide sales was primarily driven by a decline at MRI of $10.3 million, HQ Direct of $5.9 million and Snelling/HQ of $3.4 million. MRI declines resulted from a combination of a depressed economic environment and loss of franchisees who exited the system due to retirement or for other reasons. Revenue as a percentage of system-wide sales was 6.1% for the three months ended June 30, 2025 compared to 5.9% for three months ended June 30, 2024.

Franchise Royalties

Franchise royalties for the three months ended June 30, 2025 were approximately $7.3 million, a decrease of approximately 11.2% from $8.2 million for the three months ended June 30, 2024. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.8% for the three-month period ended June 30, 2025 and 5.6% for the three months ended June 30, 2024. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the three months ended June 30, 2025 and June 30, 2024 follows:

	Three months ended
(in thousands)	June 30, 2025	June 30, 2024
Franchise royalties from HireQuest Direct	$3,471	$3,851
Franchise royalties from Snelling and HireQuest	2,029	2,288
Franchise royalties from DriverQuest and TradeCorp	221	211
Franchise royalties from HireQuest Health	58	111
Franchise royalties from Northbound, MRI, and SearchPath	1,505	1,740
Franchise royalties	$7,284	$8,201

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

Service revenue for the three months ended June 30, 2025 was approximately $354 thousand, a decrease of $125 thousand from the three months ended June 30, 2024, when service revenue was approximately $479 thousand. Interest income on overdue customer accounts receivable, which is included in service revenue was $215 thousand for the three months ended June 30, 2025 and $189 thousand for the three months ended June 30, 2024. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter. The increase in interest income was primarily offset by a $88 thousand decrease in liability insurance.

Operating Expenses

Total Operating expenses for the three months ended June 30, 2025 were approximately $5.9 million compared to $5.3 million for the three months ended June 30, 2024. The increase of $573 thousand was primarily driven by approximately $929 thousand in transaction expenses, partially offset by a $420 thousand decrease in Workers compensation expense. Overall, operating expenses represented 4.7% of system-wide-sales in the three months ended June 30, 2025 versus 3.6% of system-wide sales in the three months ended June 30, 2024.

Workers' Compensation

Workers' compensation expense was approximately $127 thousand for the three months ended June 30, 2025, a decrease of $420 thousand when compared to a net expense of approximately $547 thousand recorded in the three months ended June 30, 2024. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the three months ended June 30, 2025 was approximately $2.7 million which was flat compared to $2.7 million for the three months ended June 30, 2024.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $3.1 million for the three months ended June 30, 2025, compared to $2.1 million for the three months ended June 30, 2024. The increase in other SG&A was primarily driven by approximately $929 thousand in transaction expenses.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2025 was approximately $734 thousand compared to $697 thousand for the three months ended June 30, 2024. This increase is the result of an IT project being placed in service causing amortization to begin.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended June 30, 2025, other miscellaneous income was approximately $28 thousand, compared to other miscellaneous income of $39 thousand for the three months ended June 30, 2024.

Interest income and expense

Interest income for the three months ended June 30, 2025 was approximately $129 thousand compared to $151 thousand for the three months ended June 30, 2024. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $253 thousand for the three months ended June 30, 2024 to $71 thousand for the three months ended June 30, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $56 thousand for the three months ended June 30, 2025. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the three months ended June 30, 2025 was 5.0%.

Income tax expense for the three months ended June 30, 2024 was approximately $557 thousand. Our net ETR for the three months ended June 30, 2024 was 21.2%. The decrease in the net ETR was driven by the level of WOTCs applied during the three months ended June 30, 2025.

Discontinued Operations

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2025 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the six months ended June 30, 2025 or the six months ended June 30, 2024.

Total revenue for the six months ended June 30, 2025 was approximately $15.1 million compared to $17.1 million for the six months ended June 30, 2024, a decrease of approximately 11.6%. For the six months ended June 30, 2025, there was a $35.9 million or 12.8% decrease in underlying system-wide sales from $280.2 million for the six months ended June 30, 2024 to $244.3 million for the six months ended June 30, 2025. The decrease in system-wide sales was primarily driven by a decline in sales at MRI of $19.2 million, HQ Direct of $8.7 million and Snelling/HQ of $6.4 million. MRI declines resulted from a combination of a depressed economic environment and loss of franchisees who exited the system due to retirement or for other reasons. Revenue as a percentage of system-wide sales was 6.2% for the six months ended June 30, 2025 compared to 6.1% for six months ended June 30, 2024.

Franchise Royalties

Franchise royalties for the six months ended June 30, 2025 were approximately $14.2 million, a decrease of approximately 11.2% from $16.0 million for the six months ended June 30, 2024. Our net effective royalty rate (as a percentage of external system-wide sales) was 5.8% for the six-month period ended June 30, 2025 and 5.7% for the six months ended June 30, 2024. Our net effective royalty rate will generally fluctuate due to mix of business among the various royalty models under which we operate, as well as incentives we offer during the year. A summary of franchise royalties by brand for the six months ended June 30, 2025 and June 30, 2024 follows:

	Six months ended
(in thousands)	June 30, 2025	June 30, 2024
Franchise royalties from HireQuest Direct	$7,058	$7,678
Franchise royalties from Snelling and HireQuest	3,982	4,400
Franchise royalties from DriverQuest and TradeCorp	416	366
Franchise royalties from HireQuest Health	126	206
Franchise royalties from Northbound, MRI, and SearchPath	2,663	3,391
Franchise royalties	$14,245	$16,041

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

Service revenue for the six months ended June 30, 2025 was approximately $866 thousand, a decrease of $192 thousand from the six months ended June 30, 2024, when service revenue was approximately $1.1 million. Interest income on overdue customer accounts receivable, which is included in service revenue was $455 thousand for the six months ended June 30, 2025 and $373 thousand for the six months ended June 30, 2024. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter. The increase in interest income was partially offset by a $148 thousand decrease in liability insurance.

Operating Expenses

Total Operating expenses for the six months ended June 30, 2025 were approximately $11.1 million compared to $10.9 million for the six months ended June 30, 2024. The increase of $210 thousand was primarily driven by $949 thousand in transaction expenses, partially offset by a $1.0 million decrease in workers' compensation expense. Overall, operating expenses represented 4.6% of system-wide-sales in the six months ended June 30, 2025 versus 3.9% of system-wide sales in the six months ended June 30, 2024.

Workers' Compensation

Workers' compensation expense was approximately $155 thousand for the six months ended June 30, 2025, a decrease of $964 thousand when compared to a net expense of approximately $1.1 million recorded in the six months ended June 30, 2024. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers' compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation, and continue to be the largest component of operating expenses. Compensation and benefits for the six months ended June 30, 2025 was approximately $5.5 million which was slightly down compared to $5.7 million for the six months ended June 30, 2024.

Other Selling, General, and Administrative Expenses ("SG&A")

Other SG&A was $5.4 million for the six months ended June 30, 2025, compared to $4.1 million for the six months ended June 30, 2024. The increase in other SG&A was primarily driven by approximately $949 thousand in transaction expenses.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2025 was approximately $1.5 million compared to $1.4 for the six months ended June 30, 2024. This increase is the result of an IT project being placed in service causing amortization to begin.

Other Income and Expense

Other income and expense consist of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the six months ended June 30, 2025, other miscellaneous income was approximately $159 thousand, compared to other miscellaneous income of $76 thousand for the six months ended June 30, 2024. This change was primarily driven by a gain on the disposal of a franchise business we took control of and then sold to another franchisee in the period ending June 30, 2024.

Interest income and expense

Interest income for the six months ended June 30, 2025 was approximately $262 thousand compared to $287 thousand for the six months ended June 30, 2024. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $495 thousand for the six months ended June 30, 2024 to $214 thousand for the six months ended June 30, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $224 thousand for the six months ended June 30, 2025. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the six months ended June 30, 2025 was 8.2%.

Income tax expense for the six months ended June 30, 2024 was approximately $897 thousand. Our net ETR for the six months ended June 30, 2024 was 19.2%. The decrease in the net ETR is driven by the level of WOTCs applied during the six months ended June 30, 2025.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2025 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At June 30, 2025, our current assets exceeded our current liabilities by approximately $28.6 million. Our current assets included approximately $2.7 million of cash and $42.8 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of June 30, 2025 included approximately $8.3 million due to our franchisees on pending settlement statements, $3.4 million related to our workers’ compensation claims liability, and $4.3 million of borrowings under our line of credit.

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

Operating Activities

During the six months ended June 30, 2025, cash provided by continuing operations was approximately $4.5 million and included net income from continuing operations of approximately $2.5 million, adjusted by non-cash items (primarily depreciation and stock-based compensation) of approximately $2.3 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $305 thousand. During the six months ended June 30, 2024, cash used by continuing operating activities was approximately $669 thousand and included net income from continuing operations of approximately $3.8 million, adjusted by non-cash items of approximately $2.3 million. These provisions were partially offset by changes in operating assets and liabilities requiring cash (primarily accounts receivable) of approximately $6.8 million.

Investing Activities

During the six months ended June 30, 2025, cash provided by investing activities was approximately $313 thousand, primarily from payments on notes receivable of approximately $673 thousand. These provisions were offset by cash issued for notes receivable of approximately $304 thousand. During the six months ended June 30, 2024, cash provided by investing activities was approximately $445 thousand, primarily from payments on notes receivable of approximately $762 thousand. These provisions were offset by an investments in an intangible asset of approximately $235 thousand.

Financing Activities

During the six months ended June 30, 2025, cash used by financing activities was approximately $4.3 million and included net payments on our revolving line of credit of approximately $2.5 million and the payment of approximately $1.7 million in dividends. During the six months ended June 30, 2024, cash used by financing activities was approximately $394 thousand and included the payment of dividends totaling approximately $1.7 million and proceeds from our revolving line of credit of approximately $1.6 million.

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

At June 30, 2025, availability under the Senior Credit Facility was approximately $35.9 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 5.5% and is repriced daily.

Economy and Inflation

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows. However, the Company does not expect the new law to have a material impact on its results of operations, financial condition, or liquidity.

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

Key Performance Indicator: System-Wide Sales

We refer to total sales generated by our franchisees as “franchise sales.” For any period prior to their conversion to franchises, we refer to sales at company-owned and operated offices as “company-owned sales.” In turn, we refer to the sum of franchise sales and company-owned sales as “system-wide sales.” In other words, system-wide sales include sales at all offices, whether owned and operated by us or by our franchisees. In addition, system-wide sales include sales at company-owned offices that are classified as discontinued operations. System-wide sales is a key performance indicator, although we do not record system-wide sales as revenue. Management believes that information on system-wide sales is important to understanding our financial performance because those sales are the basis on which we calculate and record much of our franchise royalty revenue, are directly related to all other royalty revenue and service revenue and are indicative of the financial health of our franchisee base. Management uses system-wide sales to benchmark current operating levels to historic operating levels. System-wide sales should not be considered as an alternative to revenue.

For the six months ended June 30, 2025, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period:

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2025	June 30, 2024	Change	June 30, 2025	June 30, 2024	Change
System-wide sales from HireQuest Direct	$54,204	$60,122	(9.8)%	$105,776	$114,459	(7.6)%
System-wide sales from Snelling and HireQuest	35,612	39,089	(8.9)%	69,272	75,651	(8.4)%
System-wide sales from DriverQuest and TradeCorp	3,673	3,438	6.8%	6,895	6,407	7.6%
System-wide sales from HireQuest Health	1,047	1,698	(38.3)%	2,190	3,426	(36.1)%
System-wide sales from Northbound, MRI, and SearchPath	31,146	41,547	(25.0)%	59,821	79,900	(25.1)%
System-wide sales from Discontinued Operations	181	239	(24.3)%	300	334	(10.2)%
System-wide sales	$125,863	$146,133	(13.9)%	$244,254	$280,177	(12.8)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the six months ended June 30, 2025:

Offices, December 31, 2023	427
Opened in 2024	30
Closed in 2024	(32)
Offices, December 31, 2024	425
Opened in 2025	2
Closed in 2025	(13)
Offices, June 30, 2025	414

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

Notwithstanding the material weakness, which still existed as of June 30, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2025 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission on March 27, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Hartley, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc., and David Hartley, Chief Financial Officer of HireQuest, Inc., pursuant to 18 U.S.C. Section 1350, as adopted in Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

/s/ Richard Hermanns	August 7, 2025
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David Hartley	August 7, 2025
David Hartley	Date
Chief Financial Officer