Form 10-Q
period 2025-09-30
HireQuest, Inc.
filed 2025-11-06
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of issuer's common stock outstanding at November 5, 2025: 14.1 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)	September 30, 2025	December 31, 2024
ASSETS
Current assets
Cash	$1,102	$2,219
Accounts receivable, net of allowance of $351 and $275, respectively	46,937	42,348
Notes receivable	1,364	1,166
Prepaid expenses, deposits, and other assets	3,190	2,413
Prepaid workers' compensation	1,279	1,094
Total current assets	53,872	49,240
Property and equipment, net	4,078	4,149
Workers’ compensation claims payment deposit	1,253	1,127
Franchise agreements, net	18,442	19,737
Other intangible assets, net	7,400	8,442
Goodwill	1,633	1,633
Deferred tax asset	1,948	2,073
Other assets	37	57
Notes receivable, net of current portion and allowance of $1.1 million and $773 thousand, respectively	5,488	6,664
Intangible asset held for sale - discontinued operations	791	891
Total assets	$94,942	$94,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$399	$174
Line of credit	2,203	6,829
Term loan payable	-	88
Other current liabilities	2,067	2,018
Accrued payroll, benefits, and payroll taxes	1,861	2,557
Due to franchisees	11,644	7,579
Risk management incentive program liability	1,027	1,252
Workers' compensation claims liability	3,212	3,599
Total current liabilities	22,413	24,096
Workers' compensation claims liability, net of current portion	2,302	2,707
Franchisee deposits	2,400	2,406
Total liabilities	27,115	29,209
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 14,104,324 and 14,072,804 shares issued, respectively	14	14
Additional paid-in capital	37,110	36,286
Treasury stock, at cost - 48,849 shares and 43,849 shares, respectively	(146)	(146)
Retained earnings	30,849	28,650
Total stockholders' equity	67,827	64,804
Total liabilities and stockholders' equity	$94,942	$94,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Operations

(unaudited)

	Three months ended		Nine months ended
(in thousands, except per share data)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Franchise royalties	$8,110	$8,988	$22,355	$25,029
Service revenue	387	428	1,253	1,486
Total revenue	8,497	9,416	23,608	26,515
Selling, general and administrative expenses	5,070	5,379	16,187	16,286
Goodwill and intangible asset impairment charge	230	6,035	230	6,035
Depreciation and amortization	752	697	2,221	2,092
Income (loss) from operations	2,445	(2,695)	4,970	2,102
Other miscellaneous income (expense)	35	(65)	195	12
Interest income	131	138	393	424
Interest and other financing expense	(63)	(268)	(277)	(763)
Net income (loss) before income taxes	2,548	(2,890)	5,281	1,775
Provision for (benefit from) income taxes	137	(725)	362	172
Net income (loss) from continuing operations	2,411	(2,165)	4,919	1,603
Loss from discontinued operations, net of tax	(107)	(42)	(192)	(152)
Net income (loss)	$2,304	$(2,207)	$4,727	$1,451

Basic earnings (loss) per share
Continuing operations	$0.17	$(0.16)	$0.35	$0.12
Discontinued operations	-	-	(0.01)	(0.01)
Total	$0.17	$(0.16)	$0.34	$0.11

Diluted earnings (loss) per share
Continuing operations	$0.17	$(0.16)	$0.35	$0.11
Discontinued operations	(0.01)	-	(0.01)	(0.01)
Total	$0.16	$(0.16)	$0.34	$0.10

Weighted average shares outstanding
Basic	13,959	13,834	13,941	13,817
Diluted	13,976	13,834	13,962	13,907

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Nine months ended (in thousands except per share data)
Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804
Stock based compensation	-	-	-	824	-	824
Common stock dividends ($0.18 per share)	-	-	-	-	(2,528)	(2,528)
Restricted common stock granted	31	-	-	-	-	-
Net income	-	-	-	-	4,727	4,727
Balance at September 30, 2025	14,104	$14	$(146)	$37,110	$30,849	$67,827

Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	1,249	-	1,249
Common stock dividends ($0.18 per share)	-	-	-	-	(2,517)	(2,517)
Restricted common stock granted	71	-	-	-	-	-
Net income	-	-	-	-	1,451	1,451
Balance at September 30, 2024	14,068	$14	$(146)	$35,776	$27,271	$62,915

Three months ended
Balance at June 30, 2025	14,104	$14	$(146)	$36,765	$29,389	$66,022
Stock based compensation	-	-	-	345	-	345
Common stock dividends ($0.06 per share)	-	-	-	-	(844)	(844)
Net income	-	-	-	-	2,304	2,304
Balance at September 30, 2025	14,104	$14	$(146)	$37,110	$30,849	$67,827

Balance at June 30, 2024	14,013	$14	$(146)	$35,227	$30,319	$65,414
Stock based compensation	-	-	-	549	-	549
Common stock dividends ($0.06 per share)	-	-	-	-	(841)	(841)
Restricted common stock granted	55	-	-	-	-	-
Net loss	-	-	-	-	(2,207)	(2,207)
Balance at September 30, 2024	14,068	$14	$(146)	$35,776	$27,271	$62,915

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Cash Flows

(unaudited)

	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Cash flows from operating activities
Net income	$4,727	$1,451
Loss from discontinued operations	192	152
Net income from continuing operations	4,919	1,603
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	2,221	2,092
Non-cash interest	16	14
Goodwill and intangible asset impairment charge	230	6,035
Provision for credit losses	430	321
Stock based compensation	824	1,249
Deferred taxes	124	(1,437)
(Gain) loss on disposition of intangible assets	(103)	111
Changes in operating assets and liabilities:
Accounts receivable	(4,665)	(6,294)
Prepaid expenses, deposits, and other assets	(773)	731
Prepaid workers' compensation	(186)	(1,080)
Accounts payable	225	636
Risk management incentive program liability	(226)	115
Other current liabilities	48	(684)
Accrued payroll, benefits and payroll taxes	(696)	(1,126)
Due to franchisees	4,066	1,133
Workers' compensation claim payment deposit	(125)	342
Workers' compensation claims liability	(791)	(227)
Net cash provided by operating activities - continuing operations	5,538	3,534
Net cash used in operating activities - discontinued operations	(92)	(152)
Net cash provided by operating activities	5,446	3,382
Cash flows from investing activities
Cash paid for acquisition	-	(300)
Purchase of property and equipment	(43)	-
Proceeds from the sale of purchased location	-	100
Proceeds from payments on notes receivable	1,050	1,171
Cash issued for notes receivable	(322)	(13)
Investment in intangible asset	-	(338)
Net change in franchisee deposits	(6)	(63)
Net cash provided by investing activities	679	557
Cash flows from financing activities
Payments on term loan payable	(88)	(426)
Net payments to revolving line of credit	(4,626)	(717)
Payment of dividends	(2,528)	(2,517)
Net cash used in financing activities	(7,242)	(3,660)
Net (decrease) increase in cash	(1,117)	279
Cash, beginning of period	2,219	1,342
Cash, end of period	$1,102	$1,621
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	$950	$100
Supplemental disclosure of cash flow information
Interest paid	$258	$744
Income taxes paid, net of refunds	$685	$796

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

As of  September 30, 2025, we had 399 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States. We are the employer of record to approximately 65 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
HireQuest Direct	$3,938	$4,104	$10,996	$11,782
Snelling and HireQuest	2,400	2,372	6,382	6,772
DriverQuest and TradeCorp	214	260	630	626
HireQuest Health	60	104	186	310
Northbound, MRI, and SearchPath	1,498	2,148	4,161	5,539
Total	$8,110	$8,988	$22,355	$25,029

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $418 thousand and $318 thousand during the three months ended September 30, 2025 and  September 30, 2024, respectively, and approximately $1.2 million and $924 thousand during the nine months ended September 30, 2025 and  September 30, 2024, respectively. These costs are included in general and administrative expenses.

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

	Three months ended		Nine months ended
Unaudited (in thousands except per share data)	September 30, 2025 (actual)	September 30, 2024	September 30, 2025 (actual)	September 30, 2024
Total revenue	$8,497	$9,662	$23,608	$27,327
Net income (loss)	2,304	(2,111)	4,727	1,807
Basic earnings (loss) per share	$0.17	$(0.15)	$0.34	$0.13
Basic weighted average shares outstanding	13,959	13,834	13,941	13,817
Diluted earnings (loss) per share	$0.16	$(0.15)	$0.34	$0.13
Diluted weighted average shares outstanding	13,976	13,924	13,962	13,907

These calculations reflect increased amortization expense, increased SG&A expense, the elimination of losses associated with the transaction, and the consequential tax effects that would have resulted had the acquisition closed on  January 1, 2023.

In connection with the acquisition, we sold certain assets related to the operations of the acquired locations to a related party. In connection with the purchase, the buyer executed a franchise agreement with us related to the RTS locations. The aggregate sale price for the operating assets was approximately $617 thousand. In conjunction with the sale of assets acquired in this transaction, we recognized a gain of approximately $139 thousand. For more information see Note 3 - Related Party Transactions regarding the Worlds Franchisees.

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

During the three months ended  September 30, 2025 and September 30, 2024, Jackson Insurance and Bass invoiced HQI approximately $190 thousand and $96 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the nine months ended  September 30, 2025 and September 30, 2024, Jackson Insurance and Bass invoiced HQI approximately $1.8 million and $1.7 million, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended September 30, 2025 and September 30, 2024, Insurance Technologies invoiced HQI approximately $30 thousand and $134 thousand, respectively, for services provided pursuant to this agreement. During the nine months ended September 30, 2025 and September 30, 2024, Insurance Technologies invoiced HQI approximately $176 thousand and $431 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 34 Worlds Franchisees at  September 30, 2025 that operated 67 of our 399 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Franchisee royalties	$2,290	$2,482	$6,765	$7,346

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	September 30, 2025	December 31, 2024
Due to franchisees	$2,029	$2,481
Risk management incentive program liability	260	329

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. Approximately $2.2 million and $6.8 million was drawn on the Senior Credit Facility as of September 30, 2025 and December 31, 2024, respectively. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  September 30, 2025 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  September 30, 2025 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  September 30, 2025 the effective interest rate was approximately 5.3%. The Senior Credit Facility will mature on  February 28, 2028.

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

At  September 30, 2025, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

	September 30, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,102	$1,102	$-	$-
Notes receivable	6,852	-	6,852	-
Accounts receivable	46,937	-	46,937	-
Total assets at fair value	$54,891	$1,102	$53,789	$-

Line of credit	2,203	-	2,203	-
Total liabilities at fair value	$2,203	$-	$2,203	$-

	December 31, 2024
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$2,219	$2,219	$-	$-
Notes receivable	7,830	-	7,830	-
Accounts receivable	42,348	-	42,348	-
Total assets at fair value	$52,397	$2,219	$50,178	$-

Term loan payable	$88	$-	$88	$-
Line of credit	6,829	-	6,829	-
Total liabilities at fair value	$6,917	$-	$6,917	$-

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

Note 7 - Stockholders’ Equity

Dividend

Historically, we have paid a quarterly dividend. We intend to continue to pay a quarterly dividend based on our business results and financial position at the discretion of the Board. The following common share dividends were paid during 2025 and 2024:

Declaration date (total paid in thousands)	Dividend per share	Total paid
March 1, 2024	$0.06	$838
June 1, 2024	0.06	838
September 1, 2024	0.06	841
December 1, 2024	0.06	842
March 1, 2025	0.06	842
June 1, 2025	0.06	842
September 1, 2025	0.06	844

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first nine months of 2025, we issued 1,585 shares valued at approximately $18 thousand under this program. During the first nine months of 2024, we issued 9,956 thousand shares valued at approximately $144 thousand under this program.

In the first nine months of 2025, we issued 29,520 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $312 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 27,935 shares vested equally over the three months post grant. The remaining 1,585 shares were issued pursuant to our share purchase match program. Also in the first nine months of 2025, we issued 2,000 shares of restricted common stock to a key employee for services in lieu of cash compensation valued at approximately $24 thousand that vest after 3 months.

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

The following table summarizes our restricted stock outstanding at December 31, 2024, and changes during the nine months ended September 30, 2025.

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2024	106	$18.28
Granted	31	10.67
Forfeited	(5)	12.81
Vested	(83)	15.41
Non-vested, September 30, 2025	49	17.62

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  September 30, 2025 and December 31, 2024.

The following table summarizes our stock options outstanding at December 31, 2024, and changes during the nine months ended September 30, 2025.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2024	13	$5.47	$2.98
Granted	-	-	-
Outstanding, September 30, 2025	13	5.47	2.98

There were no non-vested stock options outstanding at September 30, 2025 or at  December 31, 2024.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $9.62 at September 30, 2025.

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	2.5	$54

At September 30, 2025, there was unrecognized stock-based compensation expense totaling approximately $249 thousand relating to non-vested restricted stock grants that will be recognized over the next 2.9 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  September 30, 2025 and  September 30, 2024 totaled approximately 62 thousand and 152 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Weighted average number of common shares used in basic net income per common share	13,959	13,834	13,941	13,817
Dilutive effects of unvested restricted stock and stock options	17	-	21	90
Weighted average number of common shares used in diluted net income per common share	13,976	13,834	13,962	13,907

Note 10 - Goodwill and Intangible Assets

Goodwill

Annual impairment test

During the third quarter of 2025, we completed our annual review of goodwill for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each reporting unit was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded that the fair value of each reporting unit exceeded its carrying value and our goodwill was not impaired.

The table below reflects our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2024	$1,633
Impairment charge during 2025	-
Goodwill balance at September 30, 2025	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at September 30, 2025	$1,633

Indefinite-lived intangible assets

Annual impairment test

During the third quarter of 2025, we completed our annual review of indefinite-lived intangible assets for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each asset was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded the carrying value of the MRI trade name exceeded its estimated fair value resulting in an impairment charge of $230 thousand which is reported on the line item "Goodwill and intangible asset impairment charge" on our Consolidated Statement of Operations.

The following table reflects our indefinite-lived intangible assets:

	September 30, 2025			December 31, 2024
(in thousands)	Gross	Accumulated impairment	Net	Gross	Accumulated impairment	Net
Domain name	2,226	-	2,226	2,226	-	2,226
Trade name	3,580	(1,470)	2,110	3,580	(1,240)	2,340
Total indefinite-lived intangible assets	$5,806	$(1,470)	$4,336	$5,806	$(1,240)	$4,566

Finite-lived intangible assets

During the third quarter of 2025, we conducted a review of our finite-lived intangible assets for any indications of impairment. Also as part of this review we evaluated the estimated remaining useful life of the assets. As a result of this evaluation we revised the estimated useful life of the MRI franchise agreements from 15 years to 8 remaining years. This change in the estimated useful life will increase annual amortization expense by approximately $202 thousand. The related revision to the estimated remaining useful life is primarily attributable to industry and market conditions effecting the overall financial performance of the franchise base.

The following table reflects our finite-lived intangible assets:

		September 30, 2025			December 31, 2024
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization	Net
Franchise agreements	8 to 15 years	$25,556	$(7,114)	$18,442	$25,556	$(5,819)	$19,737
Purchased software	7 years	3,200	(1,829)	1,371	3,200	(1,486)	1,714
Internally developed software	5 years	3,125	(1,432)	1,693	3,125	(963)	2,162
Total finite-lived intangible assets		$31,881	$(10,375)	$21,506	$31,881	$(8,268)	$23,613

Amortization expense related to intangible assets totaled approximately $713 thousand and $656 thousand for the three months ended  September 30, 2025 and  September 30, 2024, respectively, and approximately $2.1million and $2.0 million for the nine months ended  September 30, 2025 and  September 30, 2024, respectively,

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

Some new franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $6.4 million and $6.9 million at  September 30, 2025 and at  December 31, 2024, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of September 30, 2025.

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

Our effective tax rate for continuing operations during the three months ended  September 30, 2025 and  September 30, 2024 was 5.4% and 25.1%, respectively. Our effective tax rate for continuing operations during the nine months ended  September 30, 2025 and  September 30, 2024 was 6.9% and 9.7%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from the federal Work Opportunity Tax Credit, which is designed to encourage employers to hire workers from certain targeted groups with higher-than-average unemployment rates. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit allocated to discontinued operations was approximately $36 thousand and $14 thousand for the three months ended  September 30, 2025 and  September 30, 2024, respectively, and approximately $63 thousand and $49 thousand for the nine months ended  September 30, 2025 and  September 30, 2024, respectively.

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

Note 13 - Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our chief operating decision maker when determining resource allocation and assessing performance:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Total revenue	$8,497	$9,416	$23,608	$26,515
Salaries and benefits	(2,332)	(2,279)	(7,370)	(7,272)
Workers' compensation, net	99	(499)	(56)	(1,618)
Depreciation and amortization	(752)	(697)	(2,221)	(2,092)
Interest income	131	138	393	424
Acquisition related charges, net	(284)	(100)	(1,130)	(111)
Stock based compensation	(345)	(549)	(824)	(1,249)
Interest and other financing expense	(63)	(268)	(277)	(763)
Provision for credit losses	(430)	(321)	(430)	(321)
Other costs, net	(1,973)	(7,731)	(6,412)	(11,738)
Net income (loss) before income taxes and discontinued operations	2,548	(2,890)	5,281	1,775
(Provision for) benefit from income taxes	(137)	725	(362)	(172)
Loss from discontinued operations, net of tax	(107)	(42)	(192)	(152)
Net income (loss)	$2,304	$(2,207)	$4,727	$1,451

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

During the third quarter of 2025, we reviewed the intangible assets associated with discontinued operations for any indications of impairment. As a result of this review, we concluded the carrying value of the intangible asset associated with discontinued operations exceeded its estimated fair value resulting in an impairment charge of $100 thousand which is reported on the line item "Loss from discontinued operations, net of tax" on our Consolidated Statement of Operations. The fair value of discontinued operations was estimated using a discounted cash flow model. The related impairment is primarily attributable to industry and market conditions effecting the overall financial performance of this location. Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $791 thousand and $891 thousand at  September 30, 2025 and December 31, 2024, respectively.

The net loss from discontinued operations as reported in our Consolidated Statements of Operations was comprised of the following amounts:

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenue	$132	$258	$433	$593
Cost of staffing services	77	82	173	203
Gross profit	55	176	260	390
Selling, general and administrative expenses	(98)	(232)	(415)	(580)
Impairment of intangible asset	(100)	-	(100)	-
Loss on sale of intangible assets	-	-	-	(11)
Net loss before tax	(143)	(56)	(255)	(201)
Benefit for income taxes	(36)	(14)	(63)	(49)
Net loss	$(107)	$(42)	$(192)	$(152)

Note 15 - Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $6.9 million and $7.8 million as of  September 30, 2025 and December 31, 2024, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as "Interest income" in our Consolidated Statements of Operations. Interest income was approximately $131 thousand and $138 thousand during the three months ended  September 30, 2025 and September 30, 2024, respectively, and approximately $393 thousand and $424 thousand during the nine months ended  September 30, 2025 and September 30, 2024, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $1.1 million and $773 thousand as of September 30, 2025 and  December 31, 2024, respectively, for credit losses.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	September 30, 2025	December 31, 2024
Notes receivable	$7,928	$8,603
Allowance for losses	(1,076)	(773)
Notes receivable, net	$6,852	$7,830

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

As of September 30, 2025, we had 399 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 13 countries outside of the United States, and we licensed our trade names to 6 offices in California. In addition, on such date, there were 12 MRI locations that provided contract staffing services only. We provide employment for an estimated 65 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Operations for the three and nine months ended September 30, 2025 and September 30, 2024. Percentages reflect the line item as a percentage of total revenue (in thousands, except percentages).

	Three months ended				Nine months ended
(in thousands except percentages)	September 30, 2025		September 30, 2024		September 30, 2025		September 30, 2024
Franchise royalties	$8,110	95.4%	$8,988	95.5%	$22,355	94.7%	$25,029	94.4%
Service revenue	387	4.6%	428	4.5%	1,253	5.3%	1,486	5.6%
Total revenue	8,497	100.0%	9,416	100.0%	23,608	100.0%	26,515	100.0%
Selling, general and administrative expenses	5,070	59.7%	5,379	57.1%	16,187	68.6%	16,286	61.4%
Goodwill and intangible asset impairment charge	230	2.7%	6,035	64.1%	230	1.0%	6,035	22.8%
Depreciation and amortization	752	8.9%	697	7.4%	2,221	9.4%	2,092	7.9%
Income (loss) from operations	2,445	28.8%	(2,695)	(28.6)%	4,970	21.1%	2,102	7.9%
Other miscellaneous income (expense)	35	0.4%	(65)	(0.7)%	195	0.8%	12	0.0%
Interest income	131	1.5%	138	1.5%	393	1.7%	424	1.6%
Interest and other financing expense	(63)	(0.7)%	(268)	(2.8)%	(277)	(1.2)%	(763)	(2.9)%
Net income (loss) before income taxes	2,548	30.0%	(2,890)	(30.7)%	5,281	22.4%	1,775	6.7%
Provision for (benefit from) income taxes	137	1.6%	(725)	(7.7)%	362	1.5%	172	0.6%
Net income (loss) from continuing operations	2,411	28.4%	(2,165)	(23.0)%	4,919	20.8%	1,603	6.0%
Loss from discontinued operations, net of tax	(107)	(1.3)%	(42)	(0.4)%	(192)	(0.8)%	(152)	(0.6)%
Net income (loss)	$2,304	27.1%	$(2,207)	(23.4)%	$4,727	20.0%	$1,451	5.5%
Non-GAAP data
Adjusted EBITDA	$4,651	54.7%	$4,926	52.3%	$10,724	45.4%	$12,324	46.5%

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

	Three months ended		Nine months ended
(in thousands)	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net income (loss)	$2,304	$(2,207)	$4,727	$1,451
Interest expense	63	268	277	763
Provision for (benefit from) income taxes	137	(725)	362	172
Depreciation and amortization	752	697	2,221	2,092
EBITDA	3,256	(1,967)	7,587	4,478
WOTC related costs	186	134	500	326
Non-cash compensation	345	549	824	1,249
Goodwill and intangible asset impairment charge	330	6,035	330	6,035
Acquisition related charges, net	284	100	1,130	111
Write down of notes receivable	250	75	353	125
Adjusted EBITDA	$4,651	$4,926	$10,724	$12,324

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended September 30, 2025 or the three months ended September 30, 2024. For a description of our revenue recognition practices, please refer to "Note 1 - Overview and Summary of Significant Accounting Policies - Revenue Recognition" in our Annual Report on Form 10-K for the year ended December 31, 2024, which disclosure is incorporated herein by reference.

Total revenue for the three months ended September 30, 2025 was approximately $8.5 million compared to $9.4 million for the three months ended September 30, 2024, a decrease of approximately 9.8%. For the three months ended September 30, 2025, there was a $14.9 million or 10.0% decrease in underlying system-wide sales from $148.4 million for the three months ended September 30, 2024 to $133.5 million for the three months ended September 30, 2025. The decrease in system-wide sales was primarily driven by a decline at MRI of $9.9 million, HQ Direct of $3.6 million and Snelling/HQ of $1.4 million. MRI declines resulted from a combination of a depressed economic environment and loss of franchisees whose principals retired and exited the business due to retirement or for other reasons.

Franchise Royalties

Franchise royalties for the three months ended September 30, 2025 were approximately $8.1 million, a decrease of approximately 9.8% from $9.0 million for the three months ended September 30, 2024. The relative decrease in franchise royalties approximates the decrease in system-wide-sales. A summary of franchise royalties by brand for the three months ended September 30, 2025 and September 30, 2024 follows:

	Three months ended
(in thousands)	September 30, 2025	September 30, 2024
Franchise royalties from HireQuest Direct	$3,938	$4,104
Franchise royalties from Snelling and HireQuest	2,400	2,372
Franchise royalties from DriverQuest and TradeCorp	214	260
Franchise royalties from HireQuest Health	60	104
Franchise royalties from Northbound, MRI, and SearchPath	1,498	2,148
Franchise royalties	$8,110	$8,988

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

Service revenue for the three months ended September 30, 2025 was approximately $387 thousand, a decrease of $41 thousand from the three months ended September 30, 2024, when service revenue was approximately $428 thousand. Interest income on overdue customer accounts receivable, which is included in service revenue was $231 thousand for the three months ended September 30, 2025 and $197 thousand for the three months ended September 30, 2024. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Total Operating expenses for the three months ended September 30, 2025 were approximately $6.1 million compared to $12.1 million for the three months ended September 30, 2024. The decrease of $6.1 million was primarily driven by a $5.8 million dollar impairment in goodwill and intangible assets related to our acquisition of MRI as well as a $598 thousand decrease in workers compensation expense, partially offset by a $243 thousand increase in legal and professional expenses and a $175 thousand increase in write down of notes receivable.

Workers' Compensation

Workers' compensation benefit was approximately $99 thousand for the three months ended September 30, 2025, a decrease of $598 thousand when compared to a net expense of approximately $499 thousand recorded in the three months ended September 30, 2024. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation. Compensation and benefits for the three months ended September 30, 2025 was approximately $2.7 million, a decrease of $152 thousand when compared to $2.8 million for the three months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization for the three months ended September 30, 2025 was approximately $752 thousand compared to $697 thousand for the three months ended September 30, 2024. This increase is primarily the result of an IT project being placed in service causing amortization to begin.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended September 30, 2025, other miscellaneous income was approximately $35 thousand, compared to other miscellaneous expense of $65 thousand for the three months ended September 30, 2024.

Interest income

Interest income for the three months ended September 30, 2025 was approximately $131 thousand compared to $138 thousand for the three months ended September 30, 2024. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $268 thousand for the three months ended September 30, 2024 to $63 thousand for the three months ended September 30, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $137 thousand for the three months ended September 30, 2025. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the three months ended September 30, 2025 was 5.4%.

Income tax benefit for the three months ended September 30, 2024 was approximately $725 thousand. Our net ETR for the three months ended September 30, 2024 was 25.1%. The decrease in the net ETR was driven by the level of WOTCs applied during the three months ended September 30, 2025.

Discontinued Operations

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of September 30, 2025 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

The assets and liabilities of our discontinued operations are presented separately in the asset and liability sections, respectively, of the balance sheet for all periods presented. Similarly, cash flows and the results of operations are also removed from continuing operations in the respective financial statements. In general, assets held-for-sale are not amortized or depreciated, and are measured at the lower of carrying amount or fair value less costs to sell. During the third quarter of 2025, we reviewed the intangible assets associated with discontinued operations for any indications of impairment. As a result of this review, we concluded the carrying value of the intangible asset associated with discontinued operations exceeded its estimated fair value resulting in an impairment charge of $100 thousand.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the nine months ended September 30, 2025 or the nine months ended September 30, 2024.

Total revenue for the nine months ended September 30, 2025 was approximately $23.6 million compared to $26.5 million for the nine months ended September 30, 2024, a decrease of approximately 11.0%. For the nine months ended September 30, 2025, there was a $50.8 million or 11.9% decrease in underlying system-wide sales from $428.2 million for the nine months ended September 30, 2024 to $377.4 million for the nine months ended September 30, 2025. The decrease in system-wide sales was primarily driven by a decline in sales at MRI of $29.1 million, HQ Direct of $12.3 million and Snelling/HQ of $7.8 million. MRI declines resulted from a combination of a depressed economic environment and loss of franchisees who exited the system due to retirement or for other reasons.

Franchise Royalties

Franchise royalties for the nine months ended September 30, 2025 were approximately $22.4 million, a decrease of approximately 10.7% from $25.0 million for the nine months ended September 30, 2024. The relative decrease in franchise royalties approximates the decrease in system-wide-sales. A summary of franchise royalties by brand for the nine months ended September 30, 2025 and September 30, 2024 follows:

	Nine months ended
(in thousands)	September 30, 2025	September 30, 2024
Franchise royalties from HireQuest Direct	$10,996	$11,782
Franchise royalties from Snelling and HireQuest	6,382	6,772
Franchise royalties from DriverQuest and TradeCorp	630	626
Franchise royalties from HireQuest Health	186	310
Franchise royalties from Northbound, MRI, and SearchPath	4,161	5,539
Franchise royalties	$22,355	$25,029

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

Service revenue for the nine months ended September 30, 2025 was approximately $1.3 million, a decrease of $233 thousand from the nine months ended September 30, 2024, when service revenue was approximately $1.5 million. Interest income on overdue customer accounts receivable, which is included in service revenue was $686 thousand for the nine months ended September 30, 2025 and $570 thousand for the nine months ended September 30, 2024. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Total Operating expenses for the nine months ended September 30, 2025 were approximately $18.6 million compared to $24.4 million for the nine months ended September 30, 2024. The decrease of $5.8 million was primarily driven by a $5.8 million dollar impairment in goodwill and intangible assets related to our acquisition of MRI, as well as a $1.6 million decrease in net workers' compensation expense, partially offset by a $1.1 million increase in legal and professional expenses and $228 thousand increase in write down of notes receivable.

Workers' Compensation

Workers' compensation expense was approximately $56 thousand for the nine months ended September 30, 2025, a decrease of $1.6 million when compared to a net expense of approximately $1.6 million recorded in the nine months ended September 30, 2024. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers' compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation. Compensation and benefits for the nine months ended September 30, 2025 was approximately $8.2 million which was slightly down compared to $8.5 million for the nine months ended September 30, 2024.

Depreciation and amortization

Depreciation and amortization for the nine months ended September 30, 2025 was approximately $2.2 million compared to $2.1 for the nine months ended September 30, 2024. This increase is primarily the result of an IT project being placed in service causing amortization to begin.

Other Income and Expense

Other income and expense consist of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the nine months ended September 30, 2025, other miscellaneous income was approximately $195 thousand, compared to other miscellaneous income of $12 thousand for the nine months ended September 30, 2024. This change was primarily driven by a gain of $103 thousand on the disposal of a franchise business we took control of and then sold to another franchisee during the period ended September 30, 2025 compared to a loss of $100 thousand on the disposal of a franchise business we took control of and then sold to another franchisee in the period ended September 30, 2024.

Interest income and expense

Interest income for the nine months ended September 30, 2025 was approximately $393 thousand compared to $424 thousand for the nine months ended September 30, 2024. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement with Bank of America, N.A. Interest and other financing expense decreased from $763 thousand for the nine months ended September 30, 2024 to $278 thousand for the nine months ended September 30, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $362 thousand for the nine months ended September 30, 2025. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by the federal WOTC, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate are windfall tax deductions related to stock-based compensation, and overall limits on executive compensation. Our net ETR for the nine months ended September 30, 2025 was 6.9%.

Income tax expense for the nine months ended September 30, 2024 was approximately $172 thousand. Our net ETR for the nine months ended September 30, 2024 was 9.7%. The decrease in the net ETR is driven by the level of WOTCs applied during the nine months ended September 30, 2024.

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

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of September 30, 2025 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At September 30, 2025, our current assets exceeded our current liabilities by approximately $31.3 million. Our current assets included approximately $1.1 million of cash and $46.9 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of September 30, 2025 included approximately $11.6 million due to our franchisees on pending settlement statements, $3.2 million related to our workers’ compensation claims liability, and $2.2 million of borrowings under our line of credit.

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

Operating Activities

During the nine months ended September 30, 2025, cash provided by continuing operations was approximately $5.5 million and included net income from continuing operations of approximately $4.9 million, adjusted by non-cash items (primarily depreciation and stock-based compensation) of approximately $3.7 million. These provisions were offset by changes in operating assets and liabilities requiring cash of approximately $3.1 million. During the nine months ended September 30, 2024, cash provided by continuing operating activities was approximately $3.5 million and included net income from continuing operations of approximately $1.6 million, adjusted by non-cash items of approximately $8.4 million (primarily goodwill and intangible asset impairment, depreciation and stock-based compensation). These provisions were partially offset by changes in operating assets and liabilities requiring cash (primarily accounts receivable) of approximately $6.5 million.

Investing Activities

During the nine months ended September 30, 2025, cash provided by investing activities was approximately $679 thousand, primarily from payments on notes receivable of approximately $1.1 million. These provisions were offset by cash issued for notes receivable of approximately $322 thousand. During the nine months ended September 30, 2024, cash provided by investing activities was approximately $557 thousand, primarily from payments on notes receivable of approximately $1.2 million. These provisions were offset by an investment in an intangible asset of approximately $338 thousand.

Financing Activities

During the nine months ended September 30, 2025, cash used by financing activities was approximately $7.2 million and included net payments on our revolving line of credit of approximately $4.6 million and the payment of approximately $2.5 million in dividends. During the nine months ended September 30, 2024, cash used by financing activities was approximately $3.7 million and included the payment of dividends totaling approximately $2.5 million and net payments on our revolving line of credit of approximately $717 thousand.

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

At September 30, 2025, availability under the Senior Credit Facility was approximately $42.5 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 5.3% and is repriced daily.

Economy and Inflation

On July 4, 2025, the “One Big Beautiful Bill Act” was signed into law, which includes significant changes to federal tax law and other regulatory provisions that may impact the Company. We are currently evaluating the provisions of the new law and the potential effects on our financial position, results of operations, and cash flows. However, we do not expect the new law to have a material impact on our results of operations, financial condition, or liquidity.

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

For the nine months ended September 30, 2025, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period.

	Three months ended			Nine months ended
(in thousands, except percentages)	September 30, 2025	September 30, 2024	Change	September 30, 2025	September 30, 2024	Change
System-wide sales from HireQuest Direct	$60,453	$64,030	(5.6)%	$166,229	$178,489	(6.9)%
System-wide sales from Snelling and HireQuest	39,575	40,984	(3.4)%	108,846	116,635	(6.7)%
System-wide sales from DriverQuest and TradeCorp	3,700	3,925	(5.7)%	10,596	10,332	2.6%
System-wide sales from HireQuest Health	997	1,419	(29.7)%	3,187	4,845	(34.2)%
System-wide sales from Northbound, MRI, and SearchPath	28,745	38,000	(24.4)%	88,565	117,900	(24.9)%
System-wide sales from Continuing Operations	133,470	148,358	(10.0)%	377,423	428,201	(11.9)%
System-wide sales from Discontinued Operations	132	258	(48.8)%	433	593	(27.0)%
System-wide sales	$133,602	$148,616	(10.1)%	$377,856	$428,794	(11.9)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the nine months ended September 30, 2025:

Offices, December 31, 2023	427
Opened in 2024	30
Closed in 2024	(32)
Offices, December 31, 2024	425
Opened in 2025	6
Closed in 2025	(31)
Offices, September 30, 2025	400

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

Material Weakness

As previously reported and described below, we identified a material weakness in our internal control over financial reporting as we did not have sufficient accounting resources available to handle the volume of technical accounting issues and provide adequate review functions. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a key part of the remediation, the Company has engaged third party professionals with appropriate technical expertise for subsequent acquisitions and will continue to do so given the complexity around the accounting treatment for acquisitions. In addition, the Company recruited and hired additional staff in the accounting department with appropriate professional experience. The Company has also strengthened its monthly close process by working through the accounting processes to ensure tasks are completed and reviewed by appropriately experienced accounting staff and improved communications with the CEO. In order to finalize the remediation efforts of the Material Weakness, the focus of the Company in 2025 will be on the lack of segregation of duties in the area of IT system relative to adding new users, and password security as well as the review of certain journal entries and certain account reconciliations and supporting schedules.

Notwithstanding the material weakness, which still existed as of September 30, 2025, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, have concluded that the consolidated financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with accounting principles generally accepted in the United States.

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

Changes in Internal Control Over Financial Reporting

Other than efforts to remediate the material weakness described above, there was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended September 30, 2025 and that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

/s/ Richard Hermanns	November 6, 2025
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David Hartley	November 6, 2025
David Hartley	Date
Chief Financial Officer