Form 10-K
period 2025-12-31
HireQuest, Inc.
filed 2026-03-31
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2025

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

Number of shares of registrant’s common stock outstanding at March 27, 2026 was approximately 14.0 million.

Portions of the registrant’s definitive proxy statement for the annual meeting of stockholders to be filed pursuant to Regulation 14A or an amendment to this Annual Report on Form 10-K are incorporated by reference into Items 10, 11, 12, 13, and 14 of Part III of this report. The Registrant will file its definitive proxy statement or an amendment to this Annual Report on Form 10-K with the Securities and Exchange Commission within 120 days of December 31, 2025.

HireQuest, Inc.

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K for the year ended December 31, 2025 and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue, franchise sales, system-wide sales, net income and Adjusted EBITDA (a non-GAAP Financial Measure); operating results; dividends and shareholder returns; anticipated benefits and synergies of any proposed transaction and future opportunities, including statements regarding value, profitability or growth prospects, cost synergies of any merger or acquisitions including those we have completed in 2023 and 2024; intended office openings or closings; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand in and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our franchisees' and our customers' ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including the impact of increases in the price of oil and gas and any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; workers' compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution, and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRI Network, Snelling Staffing, LINK, Recruit Media, Dental Power, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; the possibility that any strategic target will not agree to consummate a transaction or that any such transaction is consummated on different terms than currently anticipated; the possibility that conditions to the completion of a proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals, will not be met; the possibility that we may be unable to achieve expected synergies and operating efficiencies within an expected time frame or at all and to successfully integrate any acquired operations with ours; the possibility that such integration may be more difficult, time-consuming, or costly than expected, or that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following a proposed transaction or the public announcement of a proposed transaction; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; and the factors discussed in the “Risk Factors” section and elsewhere in this Annual Report on Form 10-K.

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

2023 Acquisition

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

2024 Acquisition

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

2025 Divestiture

The MRI Divestiture

On December 1, 2025, HQ MRI Corporation ("HQ MRI"), a wholly-owned subsidiary of the Company entered into a contribution agreement (the "Contribution Agreement") with MRINetwork Operations, LLC ("MRI Operations") with an effective date of January 1, 2026 (the "Effective Date"). Pursuant to the Contribution Agreement, HQ MRI agreed to transfer, and MRI Operations agreed to accept, certain assets and liabilities associated with the MRINetwork as of the Effective Date in exchange for MRI Operations issuing to HQ MRI 40% of the ownership units of MRI Operations. HQ MRI contributed the non-contract staffing assets of MRINetwork necessary to carry on its day-to-day activities, the franchise agreements with franchisees of the MRINetwork, contracts with vendors and service providers, all claims against third parties related to the contributed assets, warranty, indemnity, and other similar rights related to the contributed assets, contracts with employees of HQ MRI, and other ancillary assets. MRI Operations also assumed accrued but unpaid payroll and benefits for employees of the network, all liabilities arising from the day-to-day activities of the network including accounts payable, and all liabilities relating to the contributed assets. The remaining 60% of MRI Operations is owned by an individual and four current franchisees of the MRINetwork. This transaction closed on January 1, 2026. The contract-staffing assets of the MRINetwork were not transferred as part of the transaction and were wholly retained by HQ MRI.

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

Smaller acquisitions have helped us fill our footprint and provide our franchisees and customers with one targeted offerings. These tuck in acquisitions have also served to bolster our existing services in certain geographic regions.

In 2025, our franchisees operated under the trade names “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "Management Recruiters International," "TradeCorp" and "Sales Consultants." HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers. Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas. TradeCorp focuses on jobs primarily for construction site skilled trades. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the healthcare and dental industries. Northbound, MRI, and Sales Consultants focus on executive, managerial, and professional recruitment services, although many franchisees also offer short-term consultant and contract staffing services.

Our revenue, which is primarily comprised of royalty fees generated by the operations of our franchised offices, license fees, and interest charged to our franchisees on overdue accounts receivable, was $30.6 million in 2025. This does not include revenue from locations currently owned by us as those are classified as held-for-sale and reported as discontinued operations. Our system-wide sales, which we define as sales at all offices, whether owned and operated by us or by our franchisees, were $500.2 million in 2025. Nearly all system-wide sales originated from franchisee-owned offices. We employed approximately 75 thousand temporary employees and contracted with 85 independent contractors during 2025. At December 31, 2025, we had 413 franchisee-owned offices and one company-owned office operating in 43 states, the District of Columbia, and 14 countries outside the United States. 197 of those offices operated by 177 franchisees were MRI offices which were divested to MRINetwork Operations, LLC on January 1, 2026. On a net basis, we closed 12 offices in 2025 (acquiring or adding 7 and closing 19). In addition, there were 16 MRI locations that provided contract staffing services only.

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

●

Proprietary tools and processes. We have developed rigorous training, proprietary tools, and time-proven processes that empower our franchise offices to manage labor and place talent efficiently and effectively, and our varied brand portfolio and wide geographical presence brings diverse experiences and perspectives to the table. With our collaborative inter-office and inter-brand culture, franchisees have vast resources to draw upon to grow and scale their businesses.

Our Industry

Temporary Staffing and Permanent Recruiting

According to the American Staffing Association ("ASA"), the staffing and recruiting industry in the United States generated record annual revenue of between approximately $190 to $225 billion in 2025. Approximately 75% to 90% of industry revenue is generated by temporary and contract employee staffing services, with the remainder coming from executive recruiting and permanent placement, outsourcing / outplacement, and human resource consulting.

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

Our Offices

Domestic:

We had 413 franchisee owned offices and one company-owned office located in 43 states, the District of Columbia, and 14 countries outside the United States as of December 31, 2025. In addition, there were 16 MRI locations that provided contract staffing services only. The map below provides the number of offices we had in each state.

We have a strong concentration of offices in established and emerging regions such as the Southeast, Florida, Texas, the upper Midwest, Colorado, and Washington. These regional office concentrations contribute to greater brand recognition while we continue to add offices in unserved and underserved regions. These concentrations also allow us to better recognize local and regional market trends.

International:

As of December 31, 2025 we had 21 non-US offices located in 14 countries in North and South America, Europe, Asia, and Africa. International operations transact with us using US dollars, and currently only placement services are provided outside of the United States.

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

Franchising Strategy

As of December 31, 2025, there were 413 franchised Snelling, HireQuest Direct, and MRI offices operated by 327 franchisees. 197 of those offices operated by 177 franchisees were MRI offices which were divested to MRINetwork Operations, LLC on January 1, 2026. Approximately 15% of our franchisees owned multiple offices. Our largest franchisee owned 19 offices, and about 4% of our franchisees owned 4 or more offices. One individual owned significant interest in 6 franchisees that operated 19 offices. We also had 34 franchisees that share common ownership with significant stockholders, directors, and officers of the Company. We refer to these as the "Worlds Franchisees." These 34 Worlds Franchisees operated 67 offices as of December 31, 2025.

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

As of December 31, 2025, our temporary staffing franchisees operated under 155 executed franchise agreements. For our HireQuest Direct brand we charge a royalty fee of between 6% and 8% of gross temporary labor sales, depending on sales volume. For temporary labor through our Snelling and HireQuest brands, including HireQuest franchisees, Snelling franchisees, DriverQuest franchisees, TradeCorp franchisees, HireQuest Health franchisees, and Northbound franchises, we charge a royalty fee of 4.5% of the payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements require a royalty of 5% - 7% of direct placement sales.

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

The table below displays the number of HireQuest Direct, Snelling, and TradeCorp franchise agreements scheduled to renew at the end of each year:

Year	Renewals
2026	37
2027	24
2028	23
2029	46
2030	13
After 2030 (1)	12
1.	Excludes franchise agreements that renew between 2026 and 2030 which will be up for renewal again after 2030.

The table below displays the number of MRI franchise agreements scheduled to renew each year. These agreements were divested to MRINetwork Operations, LLC on January 1, 2026:

Year	Renewals
2026	55
2027	32
2028	22
2029	10
2030	6
After 2030 (1)	52
1.	Excludes franchise agreements that renew between 2026 and 2030 which will be up for renewal again after 2030.

Our Human Capital Resources

Temporary Employees

Our temporary employees are a key component of our success. We consider them one of our most valuable assets as they perform the services our franchises provide. Hire Quest, LLC, DriverQuest 2, LLC, and HQ Medical, LLC, our wholly-owned subsidiaries, are the employer of record of all temporary employees of the HireQuest Direct, Snelling, DriverQuest, HireQuest Health, and Northbound brands. All temporary employees employed via contract staffing in the MRI brand are employed through People 2.0. In 2025, we employed approximately 75 thousand temporary employees and contracted with 85 independent contractors. Our systems generated approximately 1.1 million paychecks. Most of these payments were made via electronic transfer or paycard. Given the nature of temporary employment, it is difficult for us to determine the exact number of full-time employees on a given day, however, approximately 810 temporary employees worked at least 1,800 hours in 2025.

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

Corporate Employees

We believe our success also depends on our ability to attract, develop, and retain talented employees at our corporate headquarters. The skills, experience, and industry knowledge of our employees significantly benefit our operations and performance. We believe a strong, positive corporate culture and employee engagement is key to attracting and retaining talented employees. Executives of the company set this tone at the top, and we routinely have Company functions designed to engage and integrate our employees into our culture. Through our wholly-owned subsidiary HQ LTS Corporation, we employed 88 full-time employees at December 31, 2025. Most of these individuals are employed at our corporate headquarters in Goose Creek, SC. The vast majority of these employees are full-time. These employees provide back-office support, including financing, insurance, accounting, operations, national sales, information technology, legal, and human resources services to our franchisees and temporary employees.

Information about our Executive Officers

Information about our executive officers follows:

Name	Age	Position
Richard Hermanns	61	President, Chief Executive Officer, and Chairman of the Board
David Hartley	44	Chief Financial Officer
John D. McAnnar	43	Chief Legal Officer, Vice President of Professional Services, and Secretary

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

David Hartley is the Chief Financial Officer of HireQuest, Inc. and has served as the Chief Financial Officer since June 2025. Prior to his current role, he served as the Company’s Vice President of Operational Finance and Corporate Development, having joined HireQuest in 2020 to lead its acquisitions function. Before joining HireQuest, Mr. Hartley spent eight years in investment banking, most recently at D.A. Davidson & Co., where he focused on mergers and acquisitions, as well as debt and equity capital markets transactions for public and private companies. Mr. Hartley holds a Bachelor of Arts from Johns Hopkins University and a Master of Business Administration from New York University’s Stern School of Business.

John D. McAnnar is the Chief Legal Officer, Vice President of Professional Services, and Secretary of HireQuest, Inc. He has fulfilled the General Counsel or Chief Legal Officer role for both HQI, and its predecessor, HireQuest, LLC, since 2014. Previously, Mr. McAnnar served in the litigation departments of Carmody MacDonald, P.C., and Armstrong Teasdale, LLP. Beginning in July 2023 and until it was acquired, he served on the Board of Directors and the Audit, Compensation, and Nominations and Governance Committees of Scott's Liquid Gold, Inc. (OTC:SLGD). He is the co-founder of ArchCity Defenders, a non-profit organization in St. Louis, Missouri. Mr. McAnnar holds a Bachelor of Arts degree from the University of Pittsburgh and a juris doctorate degree from St. Louis University School of Law.

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

Our Intellectual Property

We own the rights to all of our key trademarks including “HireQuest,” “HireQuest Direct,” “Snelling,” “DriverQuest,” “HireQuest Health,” "Northbound Executive Search," "MRI," “VETSQuest,” “The Right People at the Right Time,” "Management Recruiters," "Sales Consultants," "TradeCorp," and all of our stylized logos. We also own a stylized trademark for the "Recruit" logo and the domain name "Recruit.com." We also own the rights to trademarks we have utilized in the past. We license the use of our marks to our franchisees via the franchise agreements. We license the use of MRI, Management Recruiters, and Sales Consultants to MRINetwork Operations, LLC and allow that entity to sublicense the use of those trademarks to franchisees.

We have developed and own our proprietary software to handle most aspects of operations, including temporary employee dispatch and payroll, invoicing, and accounts receivable. Our software system also allows us to produce internal reports necessary to track and manage financial performance of franchisees, customer trends, detect potential fraud, and to examine other key performance indicators. We believe that our software facilitates efficient customer interaction, allowing for online bill payment, invoice review, and other important functions. Because HQ WebConnect is a proprietary system, we maintain a dedicated IT development staff, who continually refine our software in response to feedback from franchisees, customers, and employees. They are in the process of integrating AI technology into all of our systems which, we believe, will allow our franchisees to better reach potential customers and temporary employees. We license the use of our software to franchisees via our franchise agreements. The system is not patented. We have invested in off-site back-up and storage systems that we believe provide reasonable protection for our electronic information systems against breakdowns as well as other disruptions and unauthorized intrusions.

We rely on common law protection of our copyrighted works. These works include advertising and marketing materials and other items that are not material to our business. We license some intellectual property from third parties for use in our corporate headquarters, but such licenses are not material to our business.

Our Organizational Structure

HireQuest, Inc. is a holding company. As of December 31, 2025, HireQuest, Inc. was the corporate parent of a series of wholly-owned subsidiaries, all of which are listed on Exhibit 21.1 filed herewith and incorporated herein by reference.

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
●

We may have difficulty integrating acquired companies into our business, including our operational software and financial reporting systems, and may not effectively manage or (if deemed necessary) divest acquired companies to achieve expected growth. As previously reported, we identified a material weakness in our internal control over financial reporting related to insufficient accounting resources to handle the volume and complexity of technical accounting matters and to maintain adequate review procedures and segregation of duties. We have since remediated this material weakness and have concluded that the material weakness was effectively remediated as of December 31, 2025. However, there can be no assurance that we will not identify additional material weaknesses or significant deficiencies in the future, particularly as we continues to grow through acquisitions. Further information regarding this material weakness and its remediation is included in “Item 9A. Controls and Procedures” of this Form 10-K.

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

We impaired our goodwill in 2024 and other intangible assets in both 2025 and 2024, and if our goodwill or other intangible assets is impaired further in the future, we will record an additional non-cash charge to our results of operations and the amount of the charge may be material.

At least annually, or whenever events or circumstances arise indicating impairment may exist, we review goodwill and other intangible assets for impairment as required by generally accepted accounting principles in the United States. In 2024, we recorded an impairment to our goodwill and other intangible assets which exceeded $6 million. In 2025, we recorded an impairment to our other intangible assets of approximately $892 thousand. The estimated fair value of our goodwill and other intangible assets could continue to change if there are future changes in our capital structure, cost of debt, interest rates, capital expenditure levels, ability to perform at levels that were forecasted or a permanent change to our market capitalization. In the future, we may need to make an additional reduction to the carrying amount of goodwill or other intangible assets by taking a non-cash charge to our results of operations. Such a charge would have the effect of reducing goodwill or other intangible assets with a corresponding impairment expense and may have a material effect upon our reported results. The additional expense may reduce our reported profitability or increase our reported losses in future periods and could negatively affect the market for our securities, our ability to obtain other sources of capital, and may generally have a negative effect on our future operations.

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

Recent shifts in U.S. government policies towards isolationism, trade protectionism, immigration policy, and other potential future shifts in policy, may lead to uncertainty in the economy which may impact whether businesses in many industries choose to expand operations or preserve resources which, in turn, may affect the market for temporary or permanent placement services. The imposition of, striking down by the United States Supreme Court, and continuing negotiations with respect to tariffs and their effect on the overall economy of the United States could impact our share price as well as our results of operations.

In addition, the recent joint U.S.-Israeli strikes on Iran beginning in February 2026, as well as other conflicts in the Middle East, have led to higher oil prices and created supply imbalances in the global market for oil and natural gas. The extent and duration of these effects cannot be reliably predicted, and the U.S.-Israeli strikes may have other adverse effects on the global economy. The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, continue to impact the global economy, and given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. Furthermore, the threat of a wider war in the Middle East could further affect oil prices and have other effects on the global economy. Although we have no operations in the Middle East, Russia, or Ukraine certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

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

We have an established reserve for estimated future costs of workers’ compensation claims under our deductible. Due, in part, to the long tail associated with many workers’ compensation claims, it is difficult to estimate future costs to be incurred on these claims. The reserve includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. Annually we engage an independent actuary to estimate the future costs of these claims discounted by a present value interest rate to estimate the amount of the reserve. The actuarial estimate contains significant assumptions. Because of the difficulty in performing this analysis, we have experienced significant volatility in the resulting reserve. When the reserve is lowered, we see a gain in income. When the reserve is raised, our income is lowered. The corresponding raising or lowering of income could result in significant volatility in our reporting earnings and resulting stock price.

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

With nearly all of our offices being operated by franchisees, we are dependent on the financial success and cooperation of our franchisees. We have limited control over how our franchisees’ businesses are run, and the inability of franchisees to operate successfully could adversely affect our operating and financial results through decreased royalty payments or otherwise. If our franchisees incur too much debt, if their operating expenses increase, or if economic or sales trends deteriorate such that they are unable to operate profitably or repay existing debt, it could result in their financial distress, including insolvency or bankruptcy. To date, a small number of franchisees had difficulty in servicing the debts they owe to us as a result of the financial impacts of COVID-19. We have placed a reserve on the notes receivable from those franchisees in the amount of approximately $1.2 million and $773 thousand at December 31, 2025 and December 31, 2024, respectively. If a significant franchisee or a significant number of franchisees become financially distressed, our operating and financial results could be impacted through reduced or delayed royalty payments. A franchisee bankruptcy could have a substantial negative impact on our ability to collect payments due under such franchisee’s franchise agreement. Our success also depends on the willingness and ability of our franchisees to be incentivized to deliver excellent customer service, resolve any issues efficiently, and ensure customer retention. In addition, our success depends on the willingness and ability of our franchisees to implement major initiatives, which may include financial investment. Our franchisees may be unable to successfully implement strategies that we believe are necessary for their further growth, which in turn may harm our growth prospects and financial condition

Our success depends upon the continued protection of our trademarks, trade names, and other intellectual property rights and we may be forced to incur substantial costs to maintain, defend, protect, and enforce our intellectual property rights.

Our franchisees, and the franchisees of MRINetwork Operations, LLC in which we maintain an investment, provide various types of temporary personnel, permanent placements, and recruitment services through multiple business models under the trade names "HireQuest Direct," "Snelling," "HireQuest," "DriverQuest," TradeCorp," "HireQuest Health," "Northbound Executive Search," "Management Recruiters International," "MRI," and "Sales Consultants." Some of the MRI franchises also operate under other brand names specific to them. While we divested the permanent placement franchise agreements of MRI on January 1, 2026, we maintain an investment in MRNetwork Operations, LLC, the entity that serves as franchisor.

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

A significant number of our franchises are controlled or beneficially owned by a small number of individuals. Edward Jackson, a member of our Board and significant stockholder, and immediate family members of Richard Hermanns, Chairman of our Board and our most significant stockholder, have ownership interests in certain of our franchisees, which we label the “Worlds Franchisees.” There were 34 Worlds Franchisees at December 31, 2025 that operated 67 of our approximate 413 franchised offices. Mr. Hermanns’ three children and son-in-law own in the aggregate between 14.7% and 62.8% of each of the Worlds Franchisees. Mr. Jackson owns between 10.7% and 25.4% of each of the Worlds Franchisees.

Approximately one-third of our franchisees own multiple offices. If any of our relatively large ownership groups were to experience financial difficulty, reduced sales volume, or close, we may experience a negative impact on our results of operations, liquidity, or financial condition.

Our results of operations may be significantly affected by the ability of certain franchisees to repay their loans to us.

We occasionally lend money to our franchisees to facilitate a franchise conversion or expansion into a new market. While most of our franchisees have historically repaid their loans to us a small number have not, and there is no guarantee that our franchisees will continue to repay their loans in the future. To that end, we have recorded a reserve of approximately $1.2 million on our notes receivable as of December 31, 2025. The risk of non-payment is affected, among other things, by:

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

Our business requires the collection, use, processing, and storage of confidential and personal information about applicants, candidates, temporary workers, other employees, and clients. We, and our franchisees, are frequently exposed to unauthorized attempts to compromise sensitive information from our network or information technology. Attacks on information technology systems continue to grow in frequency and sophistication. These attacks include, but are not limited to, attempts to gain unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. We will also likely encounter social engineering schemes, and other means of unauthorized access to our systems. While past experiences have not materially impacted our business or results, there is no guarantee that we will not be materially impacted in the future and we remain vulnerable to sophisticated techniques used to obtain unauthorized access, or cause system interruption, that change frequently and may not produce immediate signs of intrusion. The security controls over sensitive or confidential information and other practices we, our franchisees, and our third-party vendors follow may not prevent the improper access to, disclosure of, or loss of such information. In that context, it is relevant that we have limited control over our franchisees' actions. We may be unable to anticipate cybersecurity incidents or techniques, timely discover them or implement adequate preventative practices and procedures. Failure to protect the integrity and security of the confidential information we possess could expose us to regulatory fines, litigation, contractual liability, damage to our reputation, and increased compliance costs. We may be required to incur significant expenses to comply with mandatory privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations. We maintain cyber risk insurance, but this insurance may not be sufficient to cover all of our losses suffered as a result of a breach of our systems or information.

Our information technology systems may need to be updated or replaced which may be disruptive and expensive. If we fail to update or replace our information technology systems as needed, our business could be harmed.

We regularly implement, modify, retire, and upgrade our systems and proprietary software. Our investment in information technology developments is material. While we believe that changes made to HQ Webconnect and other systems will be beneficial to our franchisees and to us, we cannot ensure that all changes will provide the desired benefits. These changes to our information technology systems may be disruptive, take longer than desired, be more expensive than anticipated, be distracting to management, result in loss of information, affect our accounting procedures or internal control over financial reporting, or fail, causing our business and results of operations to suffer materially. Furthermore, if we are unable to design, develop, acquire, implement, and utilize, in a cost-effective manner, technology and information systems that provide the capabilities necessary for us to compete effectively, especially in an era of rapidly evolving artifical intelligence, it could materially harm our business, results of operations, and financial condition.

Advances in technology may disrupt the labor and recruiting markets.

The increased use of internet-based and mobile technology has attracted, and likely will continue to attract, additional technology-oriented companies and resources to the staffing industry. We face increasing competition from “gig-economy” companies entering the temporary staffing industry by providing apps to connect workers with employers. Such competition could adversely affect our business and results of operations. Our candidates and clients increasingly demand technological innovation to improve the access to and delivery of our services.

Our clients increasingly rely on automation, artificial intelligence, machine learning, and other new and rapidly evolving technologies to reduce their dependence on labor needs, which may reduce demand for our services and impact our operations. Our franchisees face extensive pressure for lower prices and new service offerings and we must continue to invest in and implement new technology and industry developments to remain relevant to our ultimate clients and candidates. Furthermore, if our clients are able to increase the effectiveness of their internal staffing and recruitment functions through analytics, automation or otherwise, their need for the services our franchisees offer may decline. New technology and more sophisticated staffing management and recruitment processes may cause clients to outsource less of their staffing management, reducing the demand for our franchisees services.

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

As previously disclosed, we identified a material weakness in our internal control over financial reporting beginning in 2021 related to insufficient accounting resources to address the volume and complexity of technical accounting matters and to maintain adequate review procedures and segregation of duties. We have since implemented remediation measures, including enhancing review controls, increasing accounting personnel, and engaging third-party specialists. Based on these actions, management has concluded that the material weakness was effectively remediated as of December 31, 2025, and that internal control over financial reporting was effective as of that date. Please refer to “Item 9A. Controls and Procedures” for additional information regarding the material weakness and related remediation efforts.

However, if we fail to maintain the adequacy of our internal controls, we may not be able to ensure on an ongoing basis that we have effective internal control over financial reporting. If we cannot provide reliable financial reports, our business could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could decline. Likewise, if our financial statements are not filed on a timely basis as required by the SEC, we could face regulatory consequences, and our reputation could be harmed, which in turn could adversely affect the value of our securities.

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

We will likely fail the Ownership Test for the 2025 tax year. However, we do not expect to fail the Income Test in 2024 and 2025. Accordingly, we do not believe that we will be considered a personal holding company for these years. However, because personal holding company status is determined annually and is based on the nature of the corporation’s income, dividends paid, and percentage of the corporation’s outstanding stock that is owned, directly, indirectly, or constructively, by major stockholders, there can be no assurance that we will not become a personal holding company in any future taxable year. If we were considered a personal holding company with undistributed personal holding company income in a taxable year, the payment of personal holding company taxes would have an adverse effect on our cash flows, results of operations, and financial condition.

Our directors, officers, and current principal stockholders own a large percentage of our common stock and could limit other stockholders’ influence over corporate decisions.

As of March 27, 2026, our directors, officers, and current stockholders holding more than 5% of our common stock collectively beneficially own, directly or indirectly, in the aggregate, approximately 62% of our outstanding common stock. Mr. Hermanns beneficially owns approximately 21% of our outstanding common stock, a trust for the benefit of his family owns approximately 17% of our outstanding common stock, and Mr. Jackson beneficially owns approximately 19% of our outstanding common stock. As a result, these stockholders acting alone or together may be capable of controlling most matters requiring stockholder approval, including the election of directors, approval of acquisitions requiring the issuance of a significant amount of the Company’s equity, approval of equity incentive plans, and other significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control. The interests of these stockholders may not always coincide with our corporate interests or the interests of our other stockholders, and they may act in a manner with which some stockholders may not agree or that may not be in the best interests of all stockholders.

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

In 2025, our stock price, as reported by Nasdaq, ranged from a low of $7.38 to a high of $15.75. As a result, the market price and trading volume of our common stock is likely to be similarly volatile in the future, and investors in our common stock may experience a decrease, which could be substantial, in the value of their stock, including decreases unrelated to our results of operations or prospects, and could lose part or all of their investment.

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

Item 2. Description of Properties

We own our corporate headquarters, two buildings of approximately 15 thousand square feet and 10 thousand square feet respectively, in Goose Creek, South Carolina. These buildings serve as our base of operations for nearly all of the employees who provide franchisee support functions. At December 31, 2025, we leased approximately 5 thousand square feet of office space in our headquarters to an unaffiliated company. This lease was at the market rate.

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

Holders of Our Common Stock

As of March 19, 2025, we had approximately 70 holders of record of our common stock.

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

Issuer Purchases of Equity Securities

In December 2025, our Board of Directors authorized a one-year repurchase plan with no maximum number of shares that can be repurchased, up to a maximum plan cost of $20 million. The table below sets forth information with respect to purchases made by or on behalf of the Company or any "affiliated person" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended December 31, 2025.

(in thousands except per share data)	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
December	38	$10.04	38	$19,623
Total	38	10.04

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

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 which we filed with the SEC on March 27, 2025.

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

●	HireQuest Direct focuses on daily-work/daily-pay jobs primarily for construction and light industrial customers.
●	Snelling and HireQuest focus on longer-term staffing positions in the light industrial and administrative arenas.
●	DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications.
●	HireQuest Health specializes in skilled personnel in the healthcare and dental industries.
●	TradeCorp focuses on short-term skilled construction jobs.
●	Northbound and SearchPath focus on executive, managerial, and professional recruitment services, although they also offer short-term consultant services.

As of December 31, 2025 we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 14 countries outside of the United States. 197 of those offices operated by 177 franchisees were MRI offices which were divested to MRINetwork Operations, LLC on January 1, 2026. In addition, there were 18 MRI locations that provided contract staffing services only. We provide employment for an estimated 75 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, and retail.

We finished 2025 with a strong balance sheet. Our assets exceeded liabilities by over $68.3 million. Our liquidity position stayed strong in 2025 with Current Assets at December 31, 2025 of $48.3 million compared to $49.2 million at December 31, 2024.

On a year-over-year basis, we saw a 11.3% decrease in our system-wide sales from $563.6 million in 2024 to $500.2 million in 2025 as the overall staffing and recruiting industry remained soft during the year due to overall economic factors including inflation and lack of investment in economic expansion given global uncertainty. MRI, in particular, along with other professional recruiting and staffing brands, was impacted by the continued uncertainty in the overall economy which may have led to less hiring. System-wide sales for MRI and the other professional recruiting and staffing brands decreased 26.6%, or $36.1 million in 2025 when compared to 2024.

We recorded an 11.4% decrease in total revenue from $34.6 million in 2024 to $30.6 million in 2025. Income from operations increased to $6.3 million in 2025 from $4.4 million in 2024 due to the $6.0 million goodwill and intangible asset charge associated with the MRI acquisition in 2024, partially offset by a decline in system-wide sales and associated revenues.

Results of Operations

The following table displays our consolidated statements of operations for the years ended December 31, 2025 and December 31, 2024 (in thousands, except percentages):

	Year ended
	December 31, 2025		December 31, 2024
Franchise royalties	$28,995	94.6%	$32,673	94.4%
Service revenue	1,645	5.4%	1,925	5.6%
Total revenue	30,640	100.0%	34,598	100.0%
Selling, general and administrative expenses	20,676	67.5%	21,406	61.9%
Goodwill and intangible asset impairment charge	674	2.2%	6,035	17.4%
Depreciation and amortization	3,008	9.8%	2,789	8.1%
Income from operations	6,282	20.5%	4,368	12.6%
Other miscellaneous income	223	0.7%	145	0.4%
Interest income	511	1.7%	556	1.6%
Interest and other financing expense	(307)	(1.0)%	(923)	(2.7)%
Net income before income taxes	6,709	21.9%	4,146	12.0%
Provision for income taxes	100	0.3%	221	0.6%
Net income from continuing operations	6,609	21.6%	3,925	11.3%
Net loss from discontinued operations, net of tax	(279)	(0.9)%	(253)	(0.7)%
Net income	$6,330	20.7%	$3,672	10.6%
Non-GAAP data
Adjusted EBITDA	$14,087	46.0%	$16,190	46.8%
1.	See the definition and reconciliation of Adjusted EBITDA within the immediately following section titled “Use of Non-GAAP Financial Measures: Adjusted EBITDA.”

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

	Year ended
	December 31, 2025		December 31, 2024
Net income	$6,330	20.7%	$3,672	10.6%
Interest and other financing expense	307	1.0%	983	2.8%
Provision for income taxes	100	0.3%	221	0.6%
Depreciation and amortization	3,008	9.8%	2,789	8.1%
EBITDA	9,745	31.8%	7,665	22.2%
WOTC related costs	692	2.3%	483	1.4%
Non-cash compensation	936	3.1%	1,759	5.1%
Goodwill and intangible asset impairment	892	2.9%	6,035	17.4%
Acquisition related charges	1,240	4.0%	(27)	(0.1)%
Impairment of notes receivable	582	1.9%	275	0.8%
Adjusted EBITDA	$14,087	46.0%	$16,190	46.8%

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

Total revenue for the year ended December 31, 2025 was approximately $30.6 million compared to $34.6 million for the year ended December 31, 2024, a decrease of 11.4%. This decrease is roughly consistent with the decrease in underlying system-wide sales which decreased 11.3% from $563.6 million in 2024 to $500.2 million in 2025. The office that we own is classified as held-for-sale and is not included in revenue.

Franchise Royalties

We charge our franchisees a royalty fee on the basis of one of several models. Under the HireQuest Direct model, the royalty fee charged ranges from 6% to 8% of gross billings, depending on volume. Royalty fees are charged at 8% for the first $1 million of billing with the royalty fee dropping 0.5% for every $1 million of billing thereafter until the royalty fee is 6% (once gross billings reach $4 million annually). The smaller royalty fee is charged only on the incremental dollars resulting in an effective royalty fee at a blended rate of between 6% and 8%. We will grant our franchisees credits for low margin business. For the Snelling, DriverQuest, HQ Medical, and TradeCorp model, our royalty fee is 4.5% of the temporary payroll we fund plus 18% of the gross margin for the territory. Most franchise agreements provide for a royalty of 5% to 7% of direct placement sales. For the Snelling and SearchPath franchise agreements assumed where the franchise owner did not execute new HireQuest or HireQuest Direct business line franchise agreements, the royalty fee ranges from 5% to 8% of all sales. MRI franchise agreements assumed have royalty rates varying from 1% to 9% of placement sales, depending on sales volume and other factors. The MRI franchises with a lower royalty scale generally pay a flat annual fee plus a percentage-based royalty. For temporary labor, MRI franchises pay a royalty that ranges from 20% to 25% of payroll, depending on sales volume. Some customers that utilize qualified independent contractors cause the franchise to pay a royalty that ranges from 4% to 10% of contractor payments, depending on sales volume.

Franchise royalties for the year ended December 31, 2025 were approximately $29.0 million compared to $32.7 million for the year ended December 31, 2024, a decrease of 11.3%, driven predominantly by a decline in total system-wide sales of $63.4 million from $563.6 million in 2024 to $500.2 million in 2025 . The blended effective royalty rate for 2025 and 2024 was the same at 5.8%.

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

Service revenue for the year ended December 31, 2025 was approximately $1.6 million which decreased when compared to $1.9 million for the year ended December 31, 2024. Interest on overdue accounts increased approximately $116 thousand from $788 thousand for the year ended December 31, 2024 to $904 thousand for the year ended at December 31, 2025. This increase is related to an increase in accounts that were paid between 42 and 84 days outstanding. We pride ourselves on maintaining quality, creditworthy customers who pay timely, and the Company does not strive to increase interest on aged accounts receivable. Net insurance fees decreased by approximately $236 thousand  to $94 thousand in 2025 from $330 thousand in 2024. The decrease in net insurance fees was primarily related to increased insurance costs to HireQuest as well as a decline in payroll in both our HireQuest Direct and Snelling offerings. Fees collected related to our advertising fund decreased by approximately $128 thousand from $389 thousand in 2024 to $261 thousand in 2025 and is related to the decline in MRI system-wide sales.

Operating Expenses

Operating expenses for the year ended December 31, 2025 were approximately $24.4 million compared to $30.2 million for the year ended December 31, 2024, a decrease of $5.8 million. This decrease was primarily driven by a $6.0 million goodwill and intangible asset charge in 2024 compared to only $674 thousand in 2025. The goodwill and intangible asset charge in both 2024 and 2025 were associated with MRI.  Salaries, bonuses and stock based compensation also decreased approximately $828 thousand and net workers' compensation expense decreased $1.9 million. These decreases were partially offset by $1.2 million in transaction related expenses in 2025.

Workers' Compensation

Workers' compensation expense was approximately $89 thousand for the year ended December 31, 2025, versus an expense of approximately $2.0 million for the year ended December 31, 2024, a decrease of $1.9 million. This decrease is primarily due to a decreased number of medical claims relative to the prior year along with an appropriate adjustment to amounts collected versus paid on such claims. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers typically fall into hundreds of different classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. Generally workers' compensation expense or benefit will fluctuate based on the mix of classifications, the level of payroll, recent claims resolution and cumulative experience. We cannot accurately predict the effects of workers' compensation in future periods, and historical trends may not be indicative of future results.

Other Operating Expenses

Other Operating Expenses for the year ended December 31, 2025 were approximately $21.3 million compared to $25.5 million for the year ended December 31, 2024, a decrease of $4.2 million. The decrease in Other Operating expense primarily relates to a $6.0 million goodwill and intangible asset charge in 2024 compared to only $674 thousand in 2025, as well as a decrease of approximately $828 thousand in salaries, bonuses and stock based compensation. These decreases were partially offset by $1.2 million in transaction related expenses in 2025.

Depreciation and Amortization

Depreciation and amortization for the year ended December 31, 2025 was approximately $3.0 million compared to $2.8 million for the year ended December 31, 2024. This increase is primarily the result of an IT project being placed in service causing amortization to begin.

Other Miscellaneous Income

Other miscellaneous income includes all non-operating income and expense other than interest and taxes. For the year ended December 31, 2025, other miscellaneous income was approximately $223 thousand, compared to $145 thousand for the year ended December 31, 2024.

Interest income

Interest income for the year ended December 31, 2025 was approximately $511 thousand compared to $556 thousand for the year ended December 31, 2024. Interest income represents interest related to the financing of franchised locations.

Interest and other financing expense

Interest and other financing expense relates primarily to our revolving credit facility. Interest and other financing expense decreased approximately $616 thousand to $307 thousand in the year ended December 31, 2025 when compared to the $923 thousand for the year ended December 31, 2024. This decrease was due primarily to lower average borrowings during the year as we reduced borrowings on the line of credit with Bank of America to $0 as of December 31, 2025. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs.

Provision for income tax

Income tax expense was approximately $100 thousand in 2025 and $221 thousand in 2024. The effective tax rates for 2025 and 2024 were 1.5% and 5.3%, respectively. The effective tax rate is primarily driven by hiring tax credits, which reduced our effective tax rate by 28% and 21% for the years ended December 31, 2025 and December 31, 2024, respectively, and is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other factors impacting our effective rate include windfall tax deductions related to stock based compensation, and deduction limits on overall compensation.

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

As of December 31, 2025 and 2024 there was 1 company-owned location reported as discontinued operations:

●	Certain assets acquired in the Dubin Agreement related to the operations of the Philadelphia franchise.

The loss from discontinued operations amounts as reported on our consolidated statements of income was comprised of the following amounts:

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Revenue	$634	$759
Cost of staffing services	300	251
Gross profit	334	508
Selling, general and administrative expense	(484)	(772)
Loss on sale of intangible assets	-	(11)
Interest expense	-	(60)
Impairment of intangible asset	(219)	-
Net loss before income taxes	(369)	(335)
Benefit for income taxes	(90)	(82)
Net loss	$(279)	$(253)

Liquidity and Capital Resources

Overview

Our major source of liquidity and capital is cash generated from our ongoing operations consisting of royalty revenue, service revenue and staffing revenue from franchisee-owned locations. We also receive principal and interest payments on notes receivable that we issued in connection with the conversion of company-owned offices to franchised offices.

At December 31, 2025 our current assets exceeded our current liabilities by approximately $33.0 million. Our current assets included approximately $3.9 million of cash and $39.3 million of accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. As of December 31, 2025, the outstanding balance under our line of credit with Bank of America was $0, with approximately another $9.7 million utilized for the issuance of Letters of Credit, leaving approximately $40.3 million available for additional borrowing under the line as of such date, assuming compliance with necessary conditions. Other current liabilities include approximately $7.0 million due to our franchisees, $1.8 million of accrued wages, benefits and payroll taxes, and $2.9 million related to our workers’ compensation claims liability.

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

Cash Flows

Operating Activities

During 2025 net cash generated by operating activities was approximately $12.1 million. Net cash generated by operating activities for the year included net income from continuing operations of approximately $6.6 million and a change of working capital of approximately $160 thousand as a source of cash. Non-cash expenses in 2025 included approximately $674 thousand in an intangible asset and goodwill impairment charge, $936 thousand in stock based compensation, and $3.0 million in depreciation and amortization.

Investing Activities

During 2025, net cash generated from investing activities was approximately $296 thousand and included proceeds from payments on notes receivable of approximately $1.2 million. These proceeds were primarily offset by cash issued for notes receivable of $537 thousand and purchase of deferred compensation plan investments of $248 thousand.

Financing Activities

During 2025, net cash used in financing activities was approximately $10.7 million which was primarily due to a net payback on our revolving credit of $6.8 million, and by the payment of dividends of approximately $3.4 million.

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

At December 31, 2025, availability under the Senior Credit Facility was approximately $40.3 million based on eligible collateral, less letter of credit reserves, bank product reserves and current advances assuming continued covenant compliance. Approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. Our average borrowing rate for the year ended December 31, 2025 was 3.7% and is repriced daily. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

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

During 2025, all of our offices were franchised with the only exception being the Philadelphia office acquired in February 2022. The following table reflects our system-wide sales broken into its components for the periods indicated (in thousands):

	Year ended
	December 31,	December 31,
	2025	2024
System-wide sales from HireQuest Direct	$217,753	$235,278
System-wide sales from Snelling and HireQuest	147,257	155,443
System-wide sales from DriverQuest and TradeCorp	14,180	13,687
System-wide sales from HireQuest Health	4,078	6,033
System-wide sales from Northbound, MRI, and SearchPath	116,286	152,423
System-wide sales from discontinued operations	633	759
System-wide sales	$500,187	$563,623

System-wide sales were $500.2 million in 2025, a decrease of 11.3%, from $563.6 million in 2024. The decrease in system-wide sales is primarily related to a decrease in demand in the staffing and recruiting industry during the year which particularly affected MRI where system-wide sales decreased 23.7% or $36.1 million in 2025 when compared to 2024. The remaining decrease of $27.3 million was due to the overall downturn of the economy including in the construction and manufacturing industries.

Number of Offices

We track the number of offices we open and close every year as the number of offices is usually directly tied to the amount of royalty and service revenue we earn. In 2025, we decreased our office count by 12 offices on a net basis by opening or acquiring 7 and closing 19.

The following table accounts for the number of offices opened and closed in 2025 and 2024.

Franchised offices, December 31, 2023	427
Opened in 2024	30
Closed in 2024	(32)
Franchised offices, December 31, 2024	425
Opened in 2025	7
Closed in 2025	(19)
Franchised offices, December 31, 2025	413

197 of these offices operated by 177 franchisees were MRI offices which were divested to MRINetwork Operations, LLC on January 1, 2026.

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

Critical Accounting Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations are based upon our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and the related disclosure of contingent assets and liabilities. Note 1 - Overview and Summary of Significant Accounting Policies to the Consolidated Financial Statements describes the significant accounting policies used to prepare the Consolidated Financial Statements and recently issued accounting guidance.

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

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Our estimated workers’ compensation claims liability was $5.2 million at December 31, 2025, versus $6.3 million at December 31, 2024. The decrease is due to our having now fully reserved claims from prior years as well as reduced payroll in 2025 and 2024. We estimate the future cost of these claims using several analytical techniques that incorporate actual loss activity, historical claims development patterns, and current period payroll and risk classification data. In addition, we engage an independent actuary to prepare an estimate of the future costs of claims. Management evaluates the independent actuarial estimate together with the results of our internal estimation methodologies when assessing the adequacy of the recorded workers’ compensation claims liability. We make adjustments as necessary. This liability involves significant judgment. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

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

Notes Receivable  and Allowance for Credit Losses
Notes receivable from franchisees consist primarily of amounts due to us related to the financing of franchised locations. We report notes receivable from franchisees at the principal balance outstanding less an allowance for losses. We charge interest at a fixed rate and interest income is calculated by applying the effective rate to the outstanding principal balance. Notes receivable are generally secured by the assets of each location and the ownership interests in the franchise. We monitor the financial condition of our debtors and record provisions for estimated losses when we believe it is probable that our debtors will be unable to make their required payments. We evaluate the potential impairment of notes receivable based on various analyses, including estimated discounted future cash flows, at least annually and whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When a note receivable is deemed impaired, we discontinue accruing interest and only recognize interest income when payment is received. Our allowance for credit losses on notes receivable was approximately  $1.2 million and $773 thousand at December 31, 2025 and December 31, 2024, respectively.

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

Annual assessments are conducted in the context of information that is reasonably available to us as of the date of the assessment including our best estimates of future sales volumes and prices; labor cost and availability; operational efficiency, and the then current discount rates and tax rates. We will perform our next annual goodwill impairment tests as of August 31, 2026; or earlier, if adverse changes in circumstances result in our assessment that a triggering event has occurred at any of our reporting units and an interim test is required.

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

During the third quarter of 2025, we completed our annual review of indefinite-lived intangible assets for potential impairment. As a result of this review, we concluded the carrying value of the MRI trade name exceeded its estimated fair value resulting in an impairment charge of $230 thousand. The related impairment was primarily due to a decrease in revenue attributable to the related business. In the fourth quarter of 2025, we entered into a contribution agreement which resulted in the transfer of certain assets and liabilities associated with MRI. Management deemed this a triggering event that led us to review the carrying value of intangible assets related to MRI. As a result of this review we concluded that the carrying amount of franchise agreements acquired in the MRI acquisition exceeded their estimated fair value resulting in an impairment charge of approximately $294 thousand. Also as a result of this review we concluded the carrying amount of the MRI trade name exceeded its estimated fair value resulting in an impairment charge of $150 thousand. These related impairments were attributable to decreased cash flows resulting from the contribution agreement.

The combined impairment charge of approximately $674 thousand and $6.0 million is reflected in the line item, "Goodwill and intangible asset impairment charge," in our Consolidated Statements of Income for the twelve months ended December 31, 2025 and December 31, 2024, respectively.

The balance for the franchise agreements related to MRI was approximately $3.7 million and $4.9 million at December 31, 2025 and December 31, 2024, respectively. The balance for the trade name related to MRI was approximately $560 thousand and $940 thousand at December 31, 2025 and December 31, 2024, respectively. The balance for goodwill was approximately $1.6 million at December 31, 2025 and December 31, 2024.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

HireQuest, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HireQuest, Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of income, changes in stockholders’ equity, and cash flow for each of the years in the two-year period ended December 31, 2025 and 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 and 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Workers’ Compensation Claims Liability

The Company’s workers’ compensation claims liability balance was $5.2 million as of December 31, 2025. As further described in Notes 1 and 5 to the consolidated financial statements, the Company’s workers’ compensation claims liability is based on estimated future costs to be incurred by the Company. The liability includes claims that have been reported but not settled, as well as claims that have been incurred but not reported. In addition, the Company engages an independent actuary to prepare an estimate of the future costs of these claims and evaluates the independent actuarial estimate together with the results of the internal estimation methodologies.

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

The primary procedures we performed to address this critical audit matter included:

●

We obtained an understanding of management’s process for the determination of the workers’ compensation claims liability, including the actuarial methods and assumptions utilized to support the liability calculations.

●	We compared the range of estimates per the actuarial report to the Company’s liability estimate recorded in the general ledger.

●	We tested the completeness and accuracy of the historical loss claims data provided to the Company’s actuary used in the development of the workers’ compensation claims liability.

●

We engaged an actuary as an auditor’s specialist to independently assess the Company’s consulting actuary’s selection of actuarial methods and assumptions and to evaluate the reasonableness of the resulting workers’ compensation claims liability estimate.

/s/ Forvis Mazars, LLP

We have served as the Company’s auditor since 2023.

Tampa, Florida

March 30, 2026

HireQuest, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
(in thousands except share and par value data)	2025	2024
ASSETS
Current assets
Cash	$3,895	$2,219
Accounts receivable, net of allowance of $288 thousand and $275 thousand, respectively	39,281	42,348
Notes receivable	1,073	1,166
Prepaid expenses, deposits, and other assets	3,249	2,413
Prepaid workers' compensation	848	1,094
Total current assets	48,346	49,240
Property and equipment, net	4,050	4,149
Workers’ compensation claim payment deposit	1,128	1,127
Franchise agreements, net	17,242	19,737
Other intangible assets, net	6,980	8,442
Goodwill	1,633	1,633
Deferred tax asset	1,868	2,073
Other assets	279	57
Notes receivable, net of current portion and allowance of $1.2 million and $773 thousand, respectively	5,599	6,664
Intangible assets held for sale	1,102	891
Total assets	$88,227	$94,013
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$192	$174
Line of credit	-	6,829
Term loans payable	-	88
Other current liabilities	2,186	2,018
Accrued wages, benefits and payroll taxes	1,800	2,557
Due to franchisees	7,004	7,579
Risk management incentive program liability	1,237	1,252
Workers' compensation claims liability	2,929	3,599
Total current liabilities	15,348	24,096
Workers' compensation claims liability, net of current portion	2,232	2,707
Franchisee deposits	2,326	2,406
Total liabilities	19,906	29,209
Commitments and contingencies (Note 12)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 14,079,692 and 14,072,804 shares issued, respectively	14	14
Additional paid-in capital	37,222	36,286
Treasury stock, at cost - 48,849 shares and 43,849 shares, respectively	(146)	(146)
Retained earnings	31,231	28,650
Total stockholders' equity	68,321	64,804
Total liabilities and stockholders' equity	$88,227	$94,013

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statements of Income

	Year ended
	December 31,	December 31,
(in thousands, except per share data)	2025	2024
Franchise royalties	$28,995	$32,673
Service revenue	1,645	1,925
Total revenue	30,640	34,598
Selling, general and administrative expenses	20,676	21,406
Goodwill and intangible asset impairment charge	674	6,035
Depreciation and amortization	3,008	2,789
Income from operations	6,282	4,368
Other miscellaneous income	223	145
Interest income	511	556
Interest and other financing expense	(307)	(923)
Net income before income taxes and discontinued operations	6,709	4,146
Provision for income taxes	100	221
Net income from continuing operations	6,609	3,925
Loss from discontinued operations, net of tax	(279)	(253)
Net income	$6,330	$3,672

Basic earnings (loss) per share
Continuing operations	$0.47	$0.29
Discontinued operations	(0.02)	(0.02)
Total	$0.45	$0.27

Diluted earnings (loss) per share
Continuing operations	$0.47	$0.28
Discontinued operations	(0.02)	(0.02)
Total	$0.45	$0.26

Weighted average shares outstanding
Basic	13,957	13,838
Diluted	13,979	13,920

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Changes in Stockholders’ Equity

	Common stock		Treasury stock	Additional paid-in	Retained	Total stockholders'
(in thousands)	Shares	Par value	amount	capital	earnings	equity
Balance at December 31, 2023	13,997	$14	$(146)	$34,527	$28,337	$62,732
Stock based compensation	-	-	-	1,759	-	1,759
Cash dividends ($0.24 per share)	-	-	-	-	(3,359)	(3,359)
Restricted common stock granted for services	76	-	-	-	-	-
Net income	-	-	-	-	3,672	3,672
Balance at December 31, 2024	14,073	14	(146)	36,286	28,650	64,804
Stock based compensation	-	-	-	936	-	936
Cash dividends ($0.24 per share)	-	-	-	-	(3,372)	(3,372)
Restricted common stock granted for services	45	-	-	-	-	-
Repurchase and retirement of common stock	(38)	-	-	-	(377)	(377)
Net income	-	-	-	-	6,330	6,330
Balance at December 31, 2025	14,080	$14	$(146)	$37,222	$31,231	$68,321

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Consolidated Statement of Cash Flow

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Cash flows from operating activities
Net income	$6,330	$3,672
Loss from discontinued operations	279	253
Net income from continuing operations	6,609	3,925
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	3,008	2,789
Non-cash interest and loss on debt extinguishment	22	18
Goodwill and intangible asset impairment charge	674	6,035
Provision for credit losses	596	424
Stock based compensation	936	1,759
Deferred taxes	173	(1,748)
(Loss) gain on disposition of intangible assets and property, plant, and equipment	(103)	7
Changes in operating assets and liabilities:
Accounts receivable	3,053	2,271
Prepaid expenses, deposits, and other assets	(833)	897
Prepaid workers' compensation	246	(448)
Accounts payable	18	28
Risk management incentive program liability	(15)	686
Other current liabilities	168	(331)
Accrued wages, benefits and payroll taxes	(757)	(1,729)
Due to franchisees	(574)	(2,302)
Workers’ compensation claim payment deposit	1	342
Workers' compensation claims liability	(1,145)	(331)
Net cash provided by operating activities - continuing operations	12,077	12,292
Net cash used in operating activities - discontinued operations	(31)	(253)
Net cash provided by operating activities	12,046	12,039
Cash flows from investing activities
Cash paid in business combinations and asset acquisitions	-	(1,700)
Purchase of property and equipment	(56)	(68)
Proceeds from the sale of branches	-	717
Proceeds from payments on notes receivable	1,217	1,628
Cash issued for notes receivable	(537)	(13)
Purchase of deferred compensation plan investments	(248)	-
Investment in intangible assets	-	(441)
Net change in franchisee deposits	(80)	(79)
Net cash provided by investing activities	296	44
Cash flows from financing activities
Payment on term loan payable	(88)	(557)
Net payments on revolving line of credit	(6,829)	(7,290)
Repurchase of common stock	(377)	-
Payment of dividends	(3,372)	(3,359)
Net cash used in financing activities	(10,666)	(11,206)
Net increase in cash	1,676	877
Cash, beginning of period	2,219	1,342
Cash, end of period	$3,895	$2,219
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of branches	950	100
Amounts payable assumed related to the purchase of an acquisition	-	10
Supplemental disclosure of cash flow information
Interest paid	281	957
Income taxes paid	795	1,172

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Consolidated Financial Statements

Note 1 – Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc. (together with its subsidiaries, “HQI, the “Company,” “we,” us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two business models operating under the trade names “HireQuest Direct,” “HireQuest,” “Snelling,” “DriverQuest,” “HireQuest Health,” “Northbound Executive Search,” and "MRI." HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. Snelling specializes primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search and MRI specialize in executive placement and consultant services.

As of  December 31, 2025 we had 413 franchisee-owned offices and 1 company-owned office in 43 states, the District of Columbia, and 14 countries outside of the United States. 197 of those offices operated by 177 franchisees were MRI offices which were divested to MRINetwork Operations, LLC on January 1, 2026. We are the employer of record to approximately 75 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results could differ from those estimates.

Significant estimates and assumptions underlie our workers’ compensation claims liabilities, our workers’ compensation Risk Management Incentive Program, our deferred taxes, our allowance for credit losses, potential impairment of goodwill and other intangibles, stock based compensation, and the estimated fair value of assets acquired and liabilities assumed in business combinations and other transactions. The determination of estimated fair value involves the use of valuation techniques that require significant inputs and assumptions. These reflect management’s estimates of assumptions that market participants would use. Such estimates are inherently subjective and involve a high degree of judgment. Changes in these assumptions could result in different fair value measurements and could impact the amount and timing of impairment or other valuation adjustments recognized in our consolidated financial statements.

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

Below are summaries of our franchise royalties disaggregated by business model:

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Franchise royalties from HireQuest Direct	$13,976	$15,092
Franchise royalties from Snelling and HireQuest	8,592	9,078
Franchise royalties from DriverQuest and TradeCorp	854	807
Franchise royalties from HireQuest Health	215	383
Franchise royalties from Northbound, MRI, and SearchPath	5,358	7,313
Total	$28,995	$32,673

Workers’ Compensation Claims Liability

We maintain reserves for workers’ compensation claims based on their estimated future cost. These reserves include claims that have been reported but not settled, as well as claims that have been incurred but not reported. Management estimates the future cost of these claims using several analytical techniques that incorporate actual loss activity, historical claims development patterns, and current period payroll and risk classification data. In addition, we engage an independent actuary to prepare an estimate of the future costs of claims. Management evaluates the independent actuarial estimate together with the results of our internal estimation methodologies when assessing the adequacy of the recorded workers’ compensation claims liability. We make adjustments as necessary. This liability involves significant judgment. If the actual costs of the claims exceed the amount estimated, we may incur additional charges.

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

Stock Based Compensation

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

Debt Issuance Costs

Debt issuance costs associated with our revolving line of credit were capitalized and are presented as prepaid expenses, deposits, and other assets. Because debt issuance costs are related to a line of credit, they are presented as an asset, rather than a decrease to debt. Debt issuance costs are amortized using the straight-line method over the term of the related agreement. Capitalized debt issuance costs were approximately $57 thousand and $83 thousand at December 31, 2025 and December 31, 2024, respectively.

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

The federal Work Opportunity Tax Credit (“WOTC”) is a source of fluctuation in our effective income tax rate. The WOTC is intended to encourage the hiring of individuals from certain targeted groups and is generally calculated as a percentage of qualified first-year wages paid to eligible employees, subject to wage caps that vary by targeted category. Eligibility for the credit must be certified by the applicable State Workforce Agency. We estimate the amount of WOTC expected to be realized based on employees whose eligibility has been certified in the current period and exclude credits associated with employees whose certifications are pending. The WOTC program is currently authorized through December 31, 2025.

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

Accounts Receivable and Allowance for Credit Losses

Accounts receivable consist of amounts due for staffing services from customers of franchisees and of accounts receivable originating at our company-owned location. At December 31, 2025 and at December 31, 2024, substantially all of our net accounts receivable were due from customers of franchisees. We own the accounts receivable from staffing services provided by our employees on behalf of the franchisees until they age beyond a date agreed upon with each respective franchisee between 42 and 84 days. When accounts receivable age beyond the agreed-upon date, they are charged back to our franchisees. Accordingly, we do not record an allowance for doubtful accounts on these accounts receivable.

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

Share buyback program

Periodically we repurchase shares of our common stock pursuant to a share repurchase program authorizations approved by our Board of Directors. Shares repurchased under these programs are retired and cancelled upon repurchase and are not held as treasury stock. The excess of the repurchase price over the par value of the shares is allocated to retained earnings in accordance with applicable accounting guidance. Direct costs associated with share repurchases are included as part of the cost of the shares acquired. Repurchased shares that are retired reduce the number of shares issued and outstanding.

Advertising and Marketing

We expense advertising and marketing costs as we incur them. These costs were approximately $1.7 million and $1.4 million during the year ended December 31, 2025 and December 31, 2024, respectively. These costs are included in general and administrative expenses.

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

Deferred Compensation Plan

We offer a non-qualified defined contribution plan to eligible employees. Participating employees  may elect to defer and contribute a portion of their eligible compensation. This plan allows participants to direct their account based on available investment options. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our deferred compensation plan totaled approximately $92 thousand and $-0- thousand during the years ended  December 31, 2025 and December 31, 2024, respectively

The related deferred compensation liability of approximately $262 thousand is included in Accrued wages and benefits on our Consolidated Balance Sheet as of December 31, 2025. The liability represents amounts owed to plan participants and is measured based on participant account balances. We have established a rabbi trust to fund obligations under the plan. The trust assets consist of company-owned life insurance policies which are recorded as Other assets on our Consolidated Balance Sheets. The carrying value of company-owned life insurance policies is based on the cash surrender value of the policies, which approximates fair value. The assets held in the rabbi trust remain the property of the Company and are subject to the claims of the Company’s general creditors in the event of insolvency. Changes in the deferred compensation liability are recorded as compensation expense. Changes in the cash surrender value, premiums incurred, and proceeds received relating to the company-owned life insurance policies are included in Selling, general and administrative expenses on our Consolidated Statements Income for the year ended December 31, 2025.

Savings Plan

We have a savings plan that qualifies under Section 401(k) of the Internal Revenue Code. Under our 401(k) plan, eligible employees may contribute a portion of their pre-tax earnings, subject to certain limitations. As a benefit, we match 100% of each employee’s first 3% of contributions, then 50% of each employee’s contribution beyond 3%, up to a maximum match of 4% of the employee’s eligible earnings. Matching expense related to our savings plan totaled approximately $89 thousand and $100 thousand during the years ended  December 31, 2025 and December 31, 2024, respectively

Recently Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which enhances the transparency and usefulness of income tax disclosures. The guidance requires, among other things, additional disaggregation of the effective tax rate reconciliation, including specific categories such as federal, state, and foreign income taxes, and requires disclosure of income taxes paid (net of refunds received) disaggregated by federal, state, and foreign jurisdictions. The standard also includes other amendments intended to improve the consistency and comparability of income tax disclosures. The Company adopted ASU 2023-09 effective January 1, 2025 on a prospective basis. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements, as the amendments primarily relate to expanded disclosure requirements.

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU 2025-05 provides a practical expedient for entities to assume the current conditions as of the balance sheet date do not change for the remaining life of the asset when assessing expected credit losses on current accounts receivable and contract assets arising from transactions accounted for under Topic 606. This ASU is effective for fiscal years beginning after December 15, 2025 and interim reporting periods within those annual reporting periods. If the practical expedient is elected, it will apply prospectively. We elected to early adopt the use of the practical expedient as of December 31, 2025. Use of the practical expedient did not have a material impact on our consolidated financial statements.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software - Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. ASU 2025-06 is effective for fiscal years beginning after December 15, 2027 and interim reporting periods within those annual reporting periods. The guidance can be applied on a prospective basis, a modified basis for in-process projects or a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU.

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

	Year Ended
	December 31,	December 31,
Unaudited (in thousands except per share data)	2025 (actual)	2024
Total revenue	$30,640	$35,627
Net income	6,330	3,951
Basic earnings per share	$0.45	$0.29
Basic weighted average shares outstanding	13,957	13,838
Diluted earnings per share	$0.45	$0.28
Diluted weighted average shares outstanding	13,979	13,920

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

During the year ended  December 31, 2025 and  December 31, 2024, Jackson Insurance and Bass invoiced HQI approximately $1.9 million and $1.7 million, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums. As of December 31, 2025 and  December 31, 2024, Jackson Insurance and Bass were owed $-0-.

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

During the year ended  December 31, 2025 and  December 31, 2024, Insurance Technologies invoiced HQI approximately $223 thousand and $565 thousand, respectively, for services provided pursuant to this agreement. As of December 31, 2025 and  December 31, 2024, Insurance Technologies was owed $-0-.

The Worlds Franchisees

Mr. Hermanns' children and Mr. Jackson have direct or indirect ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 34 Worlds Franchisees at December 31, 2025 that operated 67 of our 413 offices. There were 35 Worlds Franchisees that operated 69 of our 425 offices at December 31, 2024.

Balances regarding the Worlds Franchisees are summarized below:

	December 31,	December 31,
(in thousands)	2025	2024
Due to franchisee	$929	$1,213
Risk management incentive program liability	37	395

Transactions regarding the Worlds Franchisees are summarized below:

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Franchisee royalties	$8,767	$9,442

Note 4 – Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement with Bank of America, N.A. for a $50 million revolving facility (the “Senior Credit Facility”), which includes a $20 million sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the Bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of December 31, 2025 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of December 31, 2025, we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the Line of Credit at a variable rate equal to (a) the BSBY Daily Floating Rate plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  December 31, 2025 the effective interest rate was approximately 3.7%. The Senior Credit Facility will mature on  February 28, 2028.

The obligations under the Credit Agreement and other loan documents are secured by substantially all of the assets of the Company as collateral including, without limitation, their accounts and notes receivable, intellectual property and the real estate owned by HQ Real Property Corporation.

At  December 31, 2025, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our paycard funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 5 - Workers’ Compensation Insurance and Reserves.

Term Loan

In connection with the Northbound acquisition, we entered into an amortizing term loan from the seller for $1.5 million that matured on  March 1, 2025 and bore interest at 4.0%. The Northbound term loan was unsecured and subordinated to the Senior Credit Facility. The Northbound term loan was payable in 36 monthly installments beginning on  April 1, 2022 and was fully paid in March 2025.

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

The following table reflects the changes in our workers' compensation claims liability:

	December 31,	December 31,
(in thousands)	2025	2024
Estimated future claims liabilities at the beginning of the period	$6,306	$6,637
Claims paid during the period	(6,626)	(7,034)
Additional future claims liabilities recorded during the period	5,481	6,703
Estimated future claims liabilities at the end of the period	$5,161	$6,306

Note 6 – Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, the line of credit and all other current assets and liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the amortized cost basis as adjusted by an allowance for credit losses as we believe the stated interest rates reflects the prevailing market rates given our unique collateral position and the scarce capital resources willing to finance a franchise. The fair value of the term loan payable approximates its carrying value because current rates for similar borrowings do not have a material impact. We maintains company-owned life insurance policies related to our nonqualified deferred compensation plan carried at their cash surrender value which approximates their fair value.

		December 31, 2025
(in thousands)	Total fair value	Level 1	Level 2	Level 3
Cash	$3,895	$3,895	$-	$-
Notes receivable	6,672	-	6,672	-
Accounts receivable	39,281	-	39,281	-
Investments related to deferred compensation plan	248	248	-	-
Total assets at fair value	$50,096	$3,895	$45,953	$-

		December 31, 2024
(in thousands)	Total fair value	Level 1	Level 2	Level 3
Cash	$2,219	$2,219	$-	$-
Notes receivable	7,830	-	7,830	-
Accounts receivable	42,348	-	42,348	-
Total assets at fair value	$52,397	$2,219	$50,178	$-

Term loan payable	$88	$-	$88	$-
Line of credit	6,829	-	6,829	-
Total liabilities at fair value	$6,917	$-	$6,917	$-

Note 7 – Analysis of Franchised and Company-Owned Offices

Below is a summary of changes in the number of franchised offices:

Franchised offices, December 31, 2023	427
Opened in 2024	30
Closed in 2024	(32)
Franchised offices, December 31, 2024	425
Opened in 2025	7
Closed in 2025	(19)
Franchised offices, December 31, 2025	413

We purchased a small number of offices in 2024 which are discussed elsewhere but are not reflected in this table because they were combined into the operations of existing offices. At December 31, 2025 and December 31, 2024 HQI had one company-owned office, which is the Philadelphia location acquired in the Dubin acquisition. Activity from this location is classified as held-for-sale and reported as discontinued operations.

Note 8 – Stockholders’ Equity

Share Buyback Program

In December 2025, we repurchased approximately 38 thousand shares of our common stock at an average price of $10.04 per share, for an aggregate cost of approximately $377 thousand, pursuant to the share repurchase program authorized by our Board of Directors. We account for share repurchases under the cost method. Repurchased shares are initially recorded as treasury stock and are periodically retired. Upon retirement, the full cost of the repurchased shares is recorded as a reduction to retained earnings.

Subsequent to December 31, 2025, we repurchased approximately 168 thousand shares of our common stock for an aggregate cost of approximately $1.8 million under this program.

Dividend

Historically, we have paid a quarterly dividend. The following common share dividends were paid during 2025 and 2024 (total paid in thousands):

Declaration date	Dividend	Total paid
March 1, 2024	$0.06	838
June 1, 2024	0.06	838
September 1, 2024	0.06	841
December 1, 2024	0.06	842
March 1, 2025	0.06	842
June 1, 2025	0.06	842
September 1, 2025	0.06	844
December 1, 2025	0.06	844

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

In  September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During 2025, we issued 3,738 shares valued at approximately $39 thousand under this program. During 2024, we issued 10,761 shares valued at approximately $155 thousand under this program.

In 2025, we issued 42,443 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $437 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 38,705 shares vested equally over the three months post grant. The remaining 3,738 shares were issued pursuant to our share purchase match program. Also in 2025, we issued 2,000 shares of restricted common stock to a key employee for services in lieu of cash compensation valued at approximately $24 thousand that vest after 3 months.

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

The following table summarizes our restricted stock outstanding at December 31, 2023, and changes during the years ended December 31, 2024 and December 31, 2025:

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2023	155	$17.52
Granted	76	12.82
Vested	(125)	14.06
Non-vested, December 31, 2024	106	18.28
Granted	45	10.38
Forfeited	(5)	12.81
Vested	(91)	15.53
Non-vested, December 31, 2025	55	15.85

At December 31, 2025, there was unrecognized stock based compensation expense totaling approximately $195 thousand relating to non-vested restricted stock grants that will be recognized over the next 2.7 years.

Stock options that were outstanding at Command Center were deemed to be issued on the date of the Merger. Outstanding awards continue to remain in effect according to the terms of the 2008 Plan, the 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at December 31, 2025 and December 31, 2024. All outstanding stock options were vested at December 31, 2025 and  December 31, 2024. There were no options issued in 2025 or 2024.

The following table summarizes our stock options outstanding at December 31, 2023, and changes during the years ended December 31, 2024 and December 31, 2025:

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2023	13	$5.47	$2.98
Granted	-	-	-
Outstanding, December 31, 2024	13	5.47	2.98
Granted	-	-	-
Outstanding, December 31, 2025	13	5.47	2.98

The following table summarizes additional information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $10.51 on December 31, 2025:

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding	13	$5.47	2.23	$65
Exercisable	13	5.47	2.23	65

Note 10 – Property and Equipment

The following table summarizes the book value of our assets and accumulated depreciation:

	December 31,	December 31,
(in thousands)	2025	2024
Land	$472	$472
Buildings and improvements	4,147	4,147
Furniture and fixtures	818	762
Accumulated depreciation	(1,387)	(1,232)
Total property and equipment, net	$4,050	$4,149

We own our corporate headquarters in Goose Creek, SC. Excess capacity is leased to an unrelated third party. Gross rental income was approximately $108 thousand and $104 thousand during the years ended December 31, 2025 and December 31, 2024, respectively, and is reflected on the line item, "Other miscellaneous income," in our consolidated statement of income.

Depreciation expense related to property and equipment totaled approximately $155 thousand and $164 thousand during the years ended  December 31, 2025 and December 31, 2024, respectively.

Note 11 – Goodwill and Intangible Assets

2025 Impairments

During the third quarter of 2025,we completed our annual review of indefinite-lived intangible assets for potential impairment using a quantitative assessment for all of our reporting units. The fair value of each asset was estimated using a weighting of a discounted cash flow model and prices of comparable businesses. As a result of this review, we concluded the carrying value of the MRI trade name exceeded its estimated fair value resulting in an impairment charge of $230 thousand. The related impairment was primarily due to a decrease in revenue attributable to the related business.

On December 1, 2025, HQ MRI Corporation ("HQ MRI"), a wholly-owned subsidiary of HQI entered into a contribution agreement (the "Contribution Agreement") with MRINetwork Operations, LLC ("MRI Operations") which resulted in the transfer of certain assets and liabilities associated with MRI to MRI Operations. Management deemed this a triggering event that led us to review the carrying value of intangible assets related to MRI. As a result of this review we concluded that the carrying amount of franchise agreements acquired in the MRI acquisition exceeded their estimated fair value resulting in an impairment charge of approximately $294 thousand. Also as a result of this review we concluded the carrying amount of the MRI trade name exceeded its estimated fair value resulting in an impairment charge of $150 thousand. These related impairments were attributable to decreased cash flows resulting from the Contribution Agreement.

The combined impairment charges of approximately $674 thousand is reflected in the line item, "Goodwill and intangible asset impairment charge," in our Consolidated Statements of Income for the twelve months ended December 31, 2025.

2024 Impairments

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

The balance for the franchise agreements related to MRI was approximately $3.7 million and $4.9 million at December 31, 2025 and  December 31, 2024, respectively. The balance for the trade name related to MRI was approximately $560 thousand and $940 thousand at December 31, 2025 and  December 31, 2024, respectively.

Goodwill

There were no charge to goodwill in 2025. The table below reflects our goodwill and changes in the carrying value (in thousands):

Goodwill balance at December 31, 2023	$5,870
Goodwill recorded in acquisition of RTS	558
Impairment charge during 2024	(4,795)
Goodwill balance at December 31, 2024	1,633
Impairment charge during 2025	-
Goodwill balance at December 31, 2025	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at December 31, 2025	$1,633

Intangible Assets

The following table reflects our intangible assets:

		December 31, 2025			December 31, 2024
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization and impairment	Net	Gross	Accumulated amortization	Net
Finite-lived intangible assets:
Franchise agreements	15 years	$25,556	$(8,314)	$17,242	$25,556	$(5,819)	$19,737
Purchased software	7 years	3,200	(1,943)	$1,257	3,200	(1,486)	1,714
Internally developed software	5 years	3,125	(1,588)	$1,537	3,125	(963)	2,162
Total finite-lived intangible assets		$31,881	$(11,845)	$20,036	$31,881	$(8,268)	$23,613
Indefinite-lived intangible assets:
Domain name	Indefinite	$2,226	$-	$2,226	$2,226	$-	$2,226
Trade name	Indefinite	3,580	(1,620)	$1,960	3,580	(1,240)	2,340
Total intangible assets		$37,687	$(13,465)	$24,222	$37,687	$(9,508)	$28,179

Amortization expense related to intangible assets totaled approximately $2.9 million and $2.6 million during the year ended December 31, 2025 and December 31, 2024, respectively.

The following table provides the estimated future amortization of finite-lived intangible assets as of December 31, 2025 (in thousands):

2026	$2,893
2027	2,855
2028	2,318
2029	1,971
2030	1,811
Thereafter	8,188
Total future amortization	$20,036

Note 12 – Commitments and Contingencies

Franchise Acquisition Indebtedness

We financed the sale of several acquired offices to new franchises with notes receivable. In some instances, this financing resulted in certain franchises being considered VIE’s. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office. The balance due from the franchises determined to be VIE’s on December 31, 2025 and December 31, 2024 was approximately $6.4 million and $6.9 million, respectively.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of December 31, 2025.

Note 13 – Income Tax

The provision for income taxes is comprised of the following:

	December 31,	December 31,
(in thousands)	2025	2024
Current taxes
Federal	$(547)	$1,418
State	474	551
Total current taxes	(73)	1,969
Deferred taxes
Federal	76	(1,479)
State	97	(269)
Total deferred taxes	173	(1,748)
Provision for income taxes	$100	$221

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred taxes are as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Deferred tax assets
Workers' compensation claims liability	1,234	1,537
Bad debt reserve	88	86
Accrued vacation	74	89
Impairment of notes receivable	299	191
Stock based compensation	157	346
Net operating loss carryforward	-	48
Depreciation and amortization	25	-
Other	34	38
Total deferred tax asset	1,911	2,335
Deferred tax liabilities
Depreciation and amortization	-	(214)
Deferred gain on installment sale	(43)	(48)
Total deferred tax liabilities	(43)	(262)
Total deferred taxes, net	$1,868	$2,073

Management evaluates the realizability of deferred tax assets on a quarterly basis. Based on available evidence, including historical taxable income, projected future taxable income, and the reversal of existing temporary differences, management has concluded that it is more likely than not that the deferred tax assets will be realized. Accordingly, no valuation allowance has been recorded as of December 31, 2025 and 2024.

At December 31, 2023, the Company has a federal net operating loss carry-forward ("NOL") of approximately $209 thousand that was utilized in 2024. There are no remaining federal NOL's.

Our effective tax rates were approximately 1.5% and 5.3% for 2025 and 2024, respectively. The items accounting for the difference between income taxes computed at the statutory federal income tax rate and the income taxes reported on the statements of income are as follows:

(in thousands except percentages)	December 31, 2025		December 31, 2024
Income tax expense based on U.S. statutory rate	$1,409	21.0%	$871	21.0%
State and local income taxes, net of federal benefit (1)
Florida	*	*	91	2.2%
Other states	472	7.0%	75	1.8%
Hiring tax credits	(1,883)	(28.1)%	(884)	(21.3)%
Nontaxable or non-deductible items
Executive compensation	14	0.2%	50	1.2%
Stock based compensation	58	0.9%	11	0.3%
Other adjustments	30	0.4%	7	0.2%
Total taxes on income	$100	1.5%	$221	5.3%
* Indicates the jurisdiction is immaterial for the period presented.

1 - State and local income taxes in the following states make up the majority (greater than 50%) of the tax expense for the years presented:
2025 - Florida, Tennessee, Georgia, New York, New Jersey, and South Carolina
2024 - Florida, Georgia, Tennessee, New York, North Carolina, South Carolina, and New Jersey

Income taxes paid, net of refunds received, disaggregated by jurisdiction were as follows:

	December 31,	December 31,
(in thousands)	2025	2024
Federal	$300	$750
State	495	422
Total taxes paid, net of refunds received	795	1,172

Income taxes paid, net of refunds received, exceeded 5% of total income taxes paid, net of refunds received, for the following jurisdictions:

	December 31,	December 31,
(in thousands)	2025	2024
Federal	$300	$750
AR	76	*
FL	64	64
GA	48	*
TN	71	*
* Indicates the jurisdiction is immaterial for the period presented.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was enacted into law in the United States. The OBBBA includes significant changes to U.S. corporate income tax provisions, with various effective dates. Provisions effective in 2025 include, among others, changes to the capitalization and amortization of domestic research and development expenditures, enhanced depreciation provisions for certain capital investments, and modifications to the limitation on the deductibility of business interest expense. We evaluated the impact of the OBBBA on our financial statements and the adoption of these provisions did not have a material impact on our income tax expense or effective tax rate for the year ended December 31, 2025. The effects of the legislation have been reflected in our income tax provision for the period.

U.S. federal income tax returns after 2022 remain open to examination. Generally, state income tax returns after 2021 remain open to examination. No income tax returns are currently under examination. As of December 31, 2025, and December 31, 2024, we do not have any unrecognized tax benefits, and no amounts were accrued for interest or penalties. We continues to monitor our current and prior tax positions for any changes.

Note 14 – Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $6.7 million and $7.8 million as of December 31, 2025 and  December 31, 2024, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as interest income in our consolidated statements of income. Interest income was approximately $511 thousand and $556 thousand during the year ended  December 31, 2025 and  December 31, 2024, respectively.

Based on our review of the financial condition of the borrowers, the underlying collateral value, and the potential future impact of the economy on certain borrowers’ economic performance and estimated future cash flows, we have established an allowance of approximately $1.2 million and $773 thousand as of  December 31, 2025 and  December 31, 2024, respectively, for potentially uncollectible notes receivable from franchisees.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	December 31, 2025	December 31, 2024
Note receivable	$7,898	$8,603
Allowance for losses	(1,226)	(773)
Notes receivable, net	$6,672	$7,830

The following table summarizes our allowance for credit losses at December 31, 2022, and changes during the years ended December 31, 2023 and December 31, 2024 (in thousands):

Allowance for credit losses at December 31, 2023	$623
Provision for credit losses during 2024	275
Writeoffs charged against the allowance	(125)
Allowance for credit losses at December 31, 2024	773
Provision for credit losses during 2025	582
Writeoffs charged against the allowance	(129)
Allowance for credit losses at December 31, 2025	$1,226

Note 15 – Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our CODM when determining resource allocation and assessing performance:

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Total revenue	$30,640	$34,598
Salaries and benefits	(9,405)	(10,103)
Goodwill and intangible asset impairment charge	(674)	(6,035)
Workers' compensation, net	(89)	(1,953)
Depreciation and amortization	(3,008)	(2,789)
Interest income	511	556
Acquisition related charges, net	(1,240)	27
Stock based compensation	(936)	(1,759)
Interest and other financing expense	(307)	(923)
Provision for credit losses	(596)	(424)
Other costs, net	(8,187)	(7,049)
Net income before income taxes and discontinued operations	6,709	4,146
Provision for income taxes	(100)	(221)
Loss from discontinued operations, net of tax	(279)	(253)
Net income	$6,330	$3,672

Other costs consist primarily of selling, general, and administrative costs and includes marketing and advertising, computer expenses, and legal and professional fees.

Note 16 – Earnings per Share

The following table summarizes the calculation of diluted common shares and earnings per share:

	Year ended
	December 31,	December 31,
(in thousands except per share data)	2025	2024
Net income	$6,330	$3,672

Weighted average number of common shares used in basic net income per common share	13,957	13,838
Dilutive effects of stock options and unvested restricted stock	22	82
Weighted average number of common shares used in diluted net income per common share	$13,979	$13,920

Earnings per share
Basic	$0.45	$0.27
Diluted	$0.45	$0.26

Outstanding common stock equivalents at December 31, 2025 and December 31, 2024 totaled approximately 68 thousand and 106 thousand, respectively.

Note 17 – Discontinued Operations

In connection with the Dubin acquisition, certain assets acquired are still owned by us and classified as held-for-sale. When we acquired Dubin, there were two business lines. Dubin Workforce Solutions specialized in temporary labor assignments. The Dubin Group focused on permanent recruiting. We immediately sold the assets of Dubin Workforce Solutions to a new franchisee. There was not a franchisee identified for the Dubin Group portion of the business, however, we began marketing the franchise and classified it as held-for-sale immediately upon acquisition. We entered into an employment agreement with the seller to continue managing the business as a Company-owned location while it was held-for-sale. During 2025, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, have adjusted the price. The franchise continues to be actively marketed at a price that is reasonable given its results of operation. We expect to complete a sale of these assets within the next 12 months.

Intangible assets associated with discontinued operations consist of customer lists with a net carrying value of approximately $672 thousand and $891 thousand at December 31, 2025 and December 31, 2024, respectively. In conjunction with our annual impairment test of intangible assets in December of 2025, we recognized a loss of approximately $219 thousand related to a write down of the Dubin customer list.

The income from discontinued operations amounts as reported on our consolidated statements of operations was comprised of the following amounts:

	Year ended
	December 31,	December 31,
(in thousands)	2025	2024
Revenue	$634	$759
Cost of staffing services	300	251
Gross profit	334	508
Selling, general and administrative expense	(484)	(772)
Loss on sale of intangible assets	-	(11)
Interest expense	-	(60)
Impairment of intangible asset	(219)	-
Net loss before income taxes	(369)	(335)
Benefit for income taxes	(90)	(82)
Net loss	$(279)	$(253)

Note 18 – Subsequent Events

On December 1, 2025, HQ MRI entered into the Contribution Agreement with MRI Operations with an effective date of January 1, 2026 (the "Effective Date"). Pursuant to the Contribution Agreement, HQ MRI agreed to transfer, and MRI Operations agreed to accept, certain assets and liabilities associated with the MRINetwork, including those necessary for day-to-day activities, as of the Effective Date in exchange for MRI Operations issuing to HQ MRI 40% of the ownership units of MRI Operations (the "Transaction"). The closing of the transaction occurred on January 1, 2026. The Contribution Agreement contains customary representations, warranties, and covenants. The contract-staffing assets of the MRINetwork were not transferred as part of the Transaction and were retained wholly by HQ MRI.

Also on December 1, 2025, HQ MRI and other members of MRI Operations, consisting of SA Talent, LLC, MR Ventures, LLC, Angott Search Group, TJAMB Entities, LLC, and Mark Schwartz, entered into the MRI Operations operating agreement (the "Operating Agreement") with an effective date of January 1, 2026. The Operating Agreement contains standard terms and provisions including those regarding management of MRI Operations, addition of new members and dissociation of existing members; allocation of profits and losses; transfers, purchases, and sales of membership interests; indemnification and personal liability; and dissolution and liquidation.

Discontinued Operations Assessment

Management evaluated the Transaction to determine whether it represents a strategic shift that has, or will have, a major effect on our operations and financial results. While the Transaction represents the contribution of certain assets and liabilities associated with the MRINetwork, management concluded that the Transaction does not constitute a strategic shift. This conclusion is based on, among other factors, the Transaction did not result in the elimination of a major line of business and did not alter our business model or long-term strategy, our continued involvement with MRINetwork through our 40% ownership interest, and the continued significance of the retained core franchise-based staffing operations, which remain the primary driver of revenues and cash flows. Accordingly, the Transaction does not meet the criteria for discontinued operations presentation and the results of the partial divested components have not been presented as discontinued operations in our consolidated financial statements.

Continuing Involvement

In connection with the Transaction, HQ MRI retained a 40% equity ownership interest in MRI Operations. As a result, we expect to continue to participate in the financial performance of MRI Operations through our equity interest. Our continuing involvement includes exposure to the risks and rewards associated with the underlying business and may include ongoing collaboration and strategic alignment with MRI Operations. Our continuing involvement is expected to persist for the foreseeable future and will be reflected in our financial statements in accordance with the applicable accounting guidance.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Remediation of Previously Reported Material Weakness

As previously disclosed, we identified a material weakness in our internal control over financial reporting related to insufficient accounting resources to address the volume and complexity of technical accounting matters and to maintain adequate review procedures and segregation of duties. During 2024 and 2025, we implemented a comprehensive remediation plan, which included:

●	Augmenting accounting resources through the hiring of additional personnel with appropriate technical accounting experience to support the volume and complexity of financial reporting matters;
●

Enhancing formal review controls over significant accounting areas, including technical accounting matters, manual journal entries, account reconciliations, and financial statement preparation, with evidence of review and approval by appropriate levels of management;

●

Engaging qualified third-party specialists to support accounting for complex transactions, including acquisitions, valuations, and implementing management review controls over the methodologies, assumptions, and conclusions of such specialists;

●

Improving segregation of duties through reassignment of responsibilities and modification of system access rights, including restricting the ability administer user access within the accounting system; and

●	Strengthening period-end close and executive oversight controls, including more robust and documented review of monthly and quarterly financial results by senior management.

Management performed testing of the design and operating effectiveness of these controls and concluded that they have been operating effectively for a sufficient period of time. Accordingly, management has concluded that the material weakness has been effectively remediated as of December 31, 2025.

Management’s Conclusion on Internal Control Over Financial Reporting

Based on the evaluation described above, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control Over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in the Company’s internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this 10-K:

a)	Financial Statements

Consolidated Financial Statements can be found under Part II, Item 8 of this Form 10-K.

b)	Exhibits

The following exhibits are filed or furnished with this Form 10-K or incorporated herein by reference.

Exhibit No.	Description
3.1	Certificate of Incorporation, as filed with the Secretary of State of the State of Delaware on September 9, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019)
3.2	Bylaws, effective September 11, 2019 (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019.
4.1	Form of Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2020).
4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on March 25, 2021).
10.1	Employment Agreement dated March 2, 2026 by and among HQ LTS Corporation, HireQuest, Inc., and Richard Hermanns (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 6, 2026)
10.2

Employment Agreement dated March 2, 2026 by and among HQ LTS Corporation, HireQuest, Inc., and C. David R. Hartley (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on March 6, 2026)

10.3	Employment Agreement dated March 2, 2026 among HQ LTS Corporation, HireQuest, Inc., and John McAnnar (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on March 6, 2026).
10.4	Form of Indemnification Agreement (Directors and Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 9, 2019).
10.5	Command Center, Inc. 2016 Stock Incentive Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on October 11, 2016).
10.6	Form of Restricted Stock Award Agreement pursuant to the Company’s 2016 Stock Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 13, 2019).
10.7	HireQuest, Inc. 2019 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s Definitive Proxy Statement on Schedule 14A filed with the SEC on April 29, 2020).
10.8	Form of Restricted Share Award Agreement under the 2019 Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed with the SEC on June 15, 2020).
10.9	2019 HireQuest, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2019).
10.10	Loan Agreement dated as of February 28, 2023, among Bank of America, N.A. and HireQuest, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on March 1, 2023).
19.1	HireQuest, Inc. Insider Trading Policy (filed herewith)
21.1	List of subsidiaries of the Company (filed herewith).
23.1	Consent of Forvis Mazars, LLP (filed herewith).
24.1	Power of Attorney (included on the signature page hereto).
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Hartley, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

HIREQUEST, INC.

/s/ Richard F. Hermanns	March 30, 2026
Richard F. Hermanns	Date
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

/s/ Richard F. Hermanns	March 30, 2026
Richard F. Hermanns	Date
Director

/s/ David Hartley	March 30, 2026
David Hartley	Date
Chief Financial Officer and Principal Accounting Officer

/s/ Edward Jackson	March 30, 2026
Edward Jackson	Date
Director

/s/ R. Rimmy Malhotra	March 30, 2026
R. Rimmy Malhotra	Date
Director

/s/ Kathleen Shanahan	March 30, 2026
Kathleen Shanahan	Date
Director

/s/ Lawrence F. Hagenbuch	March 30, 2026
Lawrence F. Hagenbuch	Date
Director

/s/ Jack A. Olmstead	March 30, 2026
Jack A. Olmstead	Date