Form 10-Q
period 2026-03-31
HireQuest, Inc.
filed 2026-05-12
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of issuer's common stock outstanding at May 11, 2026: 13.9 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)	March 31, 2026	December 31, 2025
ASSETS
Current assets
Cash	$1,015	$3,895
Accounts receivable, net of allowance of $279 thousand and $288 thousand, respectively	44,668	39,281
Notes receivable	1,368	1,073
Prepaid expenses, deposits, and other assets	3,755	3,249
Prepaid workers' compensation	955	848
Total current assets	51,761	48,346
Property and equipment, net	3,996	4,050
Workers’ compensation claims payment deposit	1,128	1,128
Franchise agreements, net	16,789	17,242
Other intangible assets, net	6,709	6,980
Goodwill	1,633	1,633
Investment in unconsolidated affiliate	635	-
Deferred tax asset	1,957	1,868
Other assets	297	279
Notes receivable, net of current portion and allowance of $1.2 million	5,553	5,599
Intangible asset held for sale	672	1,102
Total assets	$91,130	$88,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$567	$192
Other current liabilities	2,091	2,186
Accrued payroll, benefits, and payroll taxes	1,635	1,800
Due to franchisees	10,457	7,004
Risk management incentive program liability	1,573	1,237
Workers' compensation claims liability	2,937	2,929
Total current liabilities	19,260	15,348
Workers' compensation claims liability, net of current portion	2,178	2,232
Franchisee deposits	2,358	2,326
Total liabilities	23,796	19,906
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,940,285 and 14,079,692 shares issued, respectively	14	14
Additional paid-in capital	37,370	37,222
Treasury stock, at cost - 0 and 48,849 shares, respectively	-	(146)
Retained earnings	29,950	31,231
Total stockholders' equity	67,334	68,321
Total liabilities and stockholders' equity	$91,130	$88,227

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended
(in thousands, except per share data)	March 31, 2026	March 31, 2025
Franchise royalties	$6,061	$6,960
Service revenue	462	512
Total revenue	6,523	7,472
Selling, general and administrative expenses	4,269	5,255
Depreciation and amortization	778	734
Income from operations	1,476	1,483
Other miscellaneous income	16	131
Interest income	101	134
Gain on divestiture	248	-
Interest and other financing expense	(8)	(144)
Net income before income taxes	1,833	1,604
Provision for income taxes	264	169
Net income from continuing operations	1,569	1,435
Loss from discontinued operations, net of tax	(9)	(72)
Net income	$1,560	$1,363

Basic earnings per share
Continuing operations	$0.11	$0.10
Discontinued operations	-	-
Total	$0.11	$0.10

Diluted earnings per share
Continuing operations	$0.11	$0.10
Discontinued operations	-	-
Total	$0.11	$0.10

Weighted average shares outstanding
Basic	13,873	13,925
Diluted	13,896	13,980

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Three months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2025	14,080	$14	$(146)	$37,222	$31,231	$68,321
Stock based compensation	-	-	-	148	-	148
Common stock dividends ($0.06 per share)	-	-	-	-	(838)	(838)
Restricted common stock granted	81	-	-	-	-	-
Repurchase of shares	(172)	-	-	-	(1,857)	(1,857)
Treasury shares cancelled	(49)	-	146	-	(146)	-
Net income	-	-	-	-	1,560	1,560
Balance at March 31, 2026	13,940	$14	$-	$37,370	$29,950	$67,334

Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804
Stock based compensation	-	-	-	239	-	239
Common stock dividends ($0.06 per share)	-	-	-	-	(842)	(842)
Restricted common stock granted	4	-	-	-	-	-
Net income	-	-	-	-	1,363	1,363
Balance at March 31, 2025	14,077	$14	$(146)	$36,525	$29,171	$65,564

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Cash flows from operating activities
Net income	$1,560	$1,363
Loss from discontinued operations	9	72
Net income from continuing operations	1,569	1,435
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	778	734
Non-cash interest	7	4
Provision for credit losses	(9)	107
Stock based compensation	148	239
Deferred taxes	(89)	280
Gain on divestiture	(248)	-
Gain on disposition of intangible assets	-	(103)
Changes in operating assets and liabilities:
Accounts receivable	(5,377)	127
Prepaid expenses, deposits, and other assets	(597)	(1,211)
Prepaid workers' compensation	(107)	(114)
Accounts payable	375	154
Risk management incentive program liability	336	400
Other current liabilities	(95)	(229)
Accrued payroll, benefits and payroll taxes	161	343
Due to franchisees	3,453	196
Workers' compensation claims liability	(46)	(436)
Net cash provided by operating activities - continuing operations	259	1,926
Net cash used in operating activities - discontinued operations	(9)	(72)
Net cash provided by operating activities	250	1,854
Cash flows from investing activities
Purchase of property and equipment	-	(22)
Proceeds from payments on notes receivable	148	362
Capital contribution to unconsolidated affiliate	(192)	-
Cash issued for notes receivable	(398)	(20)
Purchase of deferred compensation plan investments	(25)	-
Net change in franchisee deposits	32	(4)
Net cash (used in) provided by investing activities	(435)	316
Cash flows from financing activities
Payments on term loan payable	-	(88)
Net payments to revolving line of credit	-	(1,372)
Repurchase of shares	(1,857)	-
Payment of dividends	(838)	(842)
Net cash used in financing activities	(2,695)	(2,302)
Net decrease in cash	(2,880)	(132)
Cash, beginning of period	3,895	2,219
Cash, end of period	$1,015	$2,087
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	$-	$950
Contribution of franchise agreements and net assets for investment in unconsolidated affiliate	$195	$-
Supplemental disclosure of cash flow information
Interest paid	$1	$137
Income taxes paid, net of refunds	$7	$5

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc., together with its subsidiaries, (“HQI,” the “Company,” “we,” “us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry and traditional commercial staffing. Our franchisees provide various types of temporary personnel through two primary business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, "TradeCorp", "SearchPath", “Northbound Executive Search”, "Management Recruiters International", "Sales Consultants" and "MRI". HireQuest Direct specializes primarily in unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling and TradeCorp specialize primarily in skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search, MRI, SearchPath, and Sales Consultants specialize in executive placement and consultant services.

On December 1, 2025, HQ MRI Corporation (“HQ MRI”), a wholly-owned subsidiary of the Company, entered into a Contribution Agreement with MRINetwork Operations (“MRINO”), which became effective and closed on January 1, 2026. Under this agreement, HQ MRI contributed certain assets and liabilities associated with its permanent placement franchise base, including those necessary for day-to-day operations, in exchange for approximately 40% of the ownership interest in MRINO. The contract-staffing assets of the MRINetwork were excluded from the transaction and retained by HQ MRI. Please refer to Note 2 - Investment in MRINetwork Operations for additional information.

As of  March 31, 2026, we had 257 franchisee-owned offices and 1 company-owned office in 39 states, the District of Columbia, and 1 country outside of the United States. We are the employer of record to approximately 75 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment, marketing, working capital funding, software, and administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report filed on Form 10-K for the year ended December 31, 2025. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

Share Repurchase Plan

From time to time, we repurchase shares of our common stock pursuant to a share repurchase program approved by our Board of Directors. Repurchased shares are initially recorded as treasury stock and are periodically retired and cancelled. The excess of the repurchase price over the par value of the shares is allocated to retained earnings in accordance with applicable accounting guidance. Direct costs associated with share repurchases are included as part of the cost of the shares acquired. Repurchased shares that are retired reduce the number of shares issued and outstanding.

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

In addition, in connection with the formation of MRINO on January 1, 2026, we evaluated our investment under U.S GAAP, including consideration of MRINO’s capitalization and our involvement in providing initial funding. We determined that, although MRINO is a VIE, we do not have the power to direct the activities that most significantly impact MRINO’s economic performance. Accordingly, we are not the primary beneficiary, and the investment is accounted for under the equity method of accounting.

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

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
HireQuest Direct	$3,438	$3,587
Snelling and HireQuest	2,011	1,953
DriverQuest and TradeCorp	194	195
HireQuest Health	42	67
Northbound, MRI, and SearchPath	376	1,158
Total	$6,061	$6,960

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

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $368 thousand and $378 thousand during the three months ended March 31, 2026 and  March 31, 2025, respectively. These costs are included in general and administrative expenses.

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

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the quarter that had a significant impact on our financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which expands the required disclosures related to an entity’s expenses and address requests from investors for more granular information about the make-up of expenses in commonly presented expense captions such as selling, general, and administrative. This ASU is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. We are currently evaluating the impact these changes may have on our consolidated financial statements and related disclosures.

In  September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. ASU 2025-06 is effective for fiscal years beginning after  December 15, 2027 and interim reporting periods within those annual reporting periods. The guidance can be applied on a prospective basis, a modified basis for in-process projects or a retrospective basis, and early adoption is permitted. We are currently evaluating the impact of this ASU.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 clarifies the applicability of interim reporting guidance under ASC 270 and reorganizes certain interim disclosure requirements to improve consistency and navigability within the Codification. The ASU also introduces a disclosure principle requiring entities to disclose events and changes that occur after the end of the most recent annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027, and early adoption is permitted. We are currently evaluating the impact this ASU may have on our consolidated financial statements and related disclosures.

Note 2 - Investment in MRINetwork Operations

Transaction Overview

On January 1, 2026, HQ MRI contributed certain assets associated with the permanent placement franchise base of MRI to MRINO, a newly formed entity, in exchange for an approximate 40% ownership interest. We evaluated our interest under U.S. GAAP and determined that we do not have a controlling financial interest in MRINO and we are not the primary beneficiary of a VIE. Accordingly, the investment is accounted for under the equity method of accounting.

The assets transferred consisted primarily of franchise agreements and related prepaid assets. In connection with these franchise agreements, we had previously recorded deferred revenue related to nonrefundable upfront franchise fees and capitalized contract costs (broker fees).

Upon closing, we were no longer the franchisor for the MRI permanent placement franchise base and no longer have continuing involvement as the franchisor or remaining performance obligations associated with the transferred franchise agreements.

Accounting for the Transaction

The transaction was accounted for as a transfer of nonfinancial assets to a noncustomer. Control of the transferred assets passed to MRINO on January 1, 2026, and we derecognized the related assets and liabilities at that time. Deferred revenue associated with upfront franchise fees was derecognized upon transfer of the underlying contracts as we no longer have performance obligations. Capitalized contract costs were derecognized concurrently with the related contracts. These amounts were included in the carrying value of net assets derecognized in determining the gain on the transaction. The equity interest received was measured at fair value on the date of the transaction and recorded as an equity method investment which is included in the line item "Investment in unconsolidated affiliate" on our Consolidated Balance Sheets.

Post-Formation Funding

At formation, MRINO had limited initial working capital, and it was expected that HQI would provide funding to support initial operations. During the three months ended March 31, 2026, we funded approximately $480 thousand of MRINO-related costs. We evaluated the nature of this funding and determined that the amount representing our proportionate ownership, or approximately $192 thousand, was considered in determining the overall transaction economics from a market participant perspective. Accordingly, this amount was reflected as an adjustment to the gain on divestiture. The remaining portion of the funding of approximately $286 thousand is expected to be reimbursed based on contractual arrangements by MRINO and has been recorded as a note receivable as of March 31, 2026.

Gain on Divestiture

We recognized a gain on divestiture of approximately $248 thousand during the three months ended March 31, 2026, which is included in the line item "Gain on divestiture" on our Consolidated Statements of Income. The gain represents the difference between the fair value of the equity interest received, adjusted as described below, and the carrying value of the net assets derecognized.

The fair value of the equity interest received was determined based on a valuation of MRINO utilizing an income approach based on discounted cash flows, which incorporated Level 3 inputs, including projected future cash flows, estimated profitability, terminal growth assumptions and discount rates reflecting the risks associated with the business and projected cash flows. Management, with the assistance of a third-party valuation specialist, evaluated the reasonableness of the significant assumptions utilized in the valuation.

The components of the gain calculation were as follows (in thousands):

Fair value of equity investment received	$635
Less: carrying value of net assets derecognized	(195)
Less: adjustment for expected formation funding	(192)
Net gain	$248

Equity Method Investment

HQI’s investment in MRINO is accounted for under the equity method of accounting. The initial carrying value of the investment was based on the fair value of the equity interest received at the transaction date. During the three months ended March 31, 2026, we increased our investment by approximately $192 thousand related to our proportionate share of funding provided to MRINO which represents an additional capital contribution to MRINO. We report our share of MRINO’s results of operations on a three-month lag, as MRINO’s financial information is not available on a sufficiently timely basis. Accordingly, our results for the three months ended March 31, 2026 do not include our share of MRINO’s earnings or losses for that period. The use of a reporting lag is applied consistently from period to period.

We evaluate events and transactions occurring between MRINO’s reporting date and our reporting date for materiality and record adjustments, as necessary, to reflect the impact of any significant intervening events.

We will recognize our share of MRINO’s earnings or losses in future periods in accordance with U.S. GAAP.

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

Several significant shareholders, directors of HQI, and immediate family members of certain directors of HQI own portions of Jackson Insurance Agency, Bass Underwriters, Inc., Insurance Technologies, Inc., and a number of our franchisees (in whole or in part).

Jackson Insurance Agency ("Jackson Insurance") and Bass Underwriters, Inc. ("Bass")

Edward Jackson, a member of our Board and significant stockholder, and a member of Mr. Jackson’s immediate family own Jackson Insurance. Mr. Jackson, Richard Hermanns, our Chief Executive Officer, Chairman of our Board, and largest stockholder, and irrevocable trusts set up by each of them, collectively own a majority of Bass, a large managing general agent. Jackson Insurance and Bass broker property, casualty, general liability, and cybersecurity insurance for HQI. Jackson Insurance also brokers certain insurance policies on behalf of some of our franchisees, including the Worlds Franchisees (defined below).

During the three months ended  March 31, 2026 and March 31, 2025, Jackson Insurance and Bass invoiced HQI approximately $1.4 million and $1.5 million, respectively, for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

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

During the three months ended March 31, 2026 and March 31, 2025, Insurance Technologies invoiced HQI approximately $46 thousand and $91 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 34 Worlds Franchisees at  March 31, 2026 that operated 67 of our 257 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Franchisee royalties	$2,288	$2,217

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	March 31, 2026	December 31, 2025
Due to franchisees	$2,091	$929
Risk management incentive program liability	140	37

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  March 31, 2026 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  March 31, 2026 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  March 31, 2026 the effective interest rate was approximately 4.7%. The Senior Credit Facility will mature on  February 28, 2028.

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

At  March 31, 2026, approximately $9.2 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 6 - Workers’ Compensation Insurance and Reserves.

Note 5 - Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, accounts payable, the line of credit and all other current assets and liabilities approximate fair values due to their short-term nature. The fair value of notes receivable approximates the amortized cost basis as adjusted by an allowance for credit losses as we believe the stated interest rates reflects the prevailing market rates given our unique collateral position and the scarce capital resources willing to finance a franchise. The fair value of the term loan payable approximates its carrying value because current rates for similar borrowings do not have a material impact. We maintain company-owned life insurance policies related to our nonqualified deferred compensation plan carried at their cash surrender value which approximates their fair value.

	March 31, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,015	$1,015	$-	$-
Notes receivable	6,921	-	6,921	-
Accounts receivable	44,668	-	44,668	-
Investments related to deferred compensation plan	273		273	-
Total assets at fair value	$52,877	$1,015	$51,862	$-

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$3,895	$3,895	$-	$-
Notes receivable	6,672	-	6,672	-
Accounts receivable	39,281	-	39,281	-
Investments related to deferred compensation plan	248	248	-	-
Total assets at fair value	$50,096	$4,143	$45,953	$-

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

Note 7 - Stockholders’ Equity

Stock Repurchase Plan

In December 2025, our Board of Directors authorized a one-year repurchase plan pursuant to which we can repurchase up to $20 million of our outstanding common stock. The following table summarizes information related to purchases of our common stock during the three months ended March 31, 2026:

(in thousands, except per share data)	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January, 2026	109	$10.86	146	$18,445
February, 2026	27	10.86	173	18,147
March, 2026	36	10.71	209	17,767
Total	172	10.83

Subsequent to March 31, 2026 and through the filing date of this Quarterly Report on Form 10-Q, we repurchased an additional approximately 54 thousand shares of our common stock for an aggregate cost of approximately $572 thousand under this program.

Dividend

The following common share dividends were paid during 2026 and 2025:

Declaration date (total paid in thousands)	Dividend per share	Total paid
March 1, 2025	$0.06	$842
June 1, 2025	0.06	842
September 1, 2025	0.06	844
December 1, 2025	0.06	844
March 1, 2026	0.06	838

Treasury Stock Retirement

During the three months ended March 31, 2026, we retired 48,849 shares of treasury stock that had been repurchased in prior periods. These shares were formally cancelled and are no longer held in treasury.

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

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we will match 20% of any shares of our common stock purchased on the open market by or granted in lieu of cash compensation to key employees and directors up to $25 thousand in aggregate value per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met. During the first three months of 2026, we issued 980 shares valued at approximately $12 thousand under this program. During the first three months of 2025, we issued 681 shares valued at approximately $9 thousand under this program.

In the first three months of 2026, we issued 5,882 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $70 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 4,902 shares vested equally over the three months post grant. The remaining 980 shares were issued pursuant to our share purchase match program. Also in the first three months of 2026, we issued 75,000 shares of restricted common stock to key employees for services in lieu of cash compensation valued at approximately $893 thousand that vest over 4 years.

In the first three months of 2025, we issued 4,096 shares of restricted common stock pursuant to the 2019 Plan valued at approximately $55 thousand to members of our Board of Directors for their services in lieu of cash compensation. Of these, 3,415 shares vested equally over the three months post grant. The remaining 681 shares were issued pursuant to our share purchase match program.

The following table summarizes our restricted stock outstanding at December 31, 2025, and changes during the three months ended March 31, 2026.

(number of shares in thousands)	Shares	Weighted average grant date price
Non-vested, December 31, 2025	55	$15.85
Granted	81	11.91
Vested	(23)	13.15
Non-vested, March 31, 2026	113	12.93

Stock options that were outstanding at Command Center were deemed to be issued on the date of the merger with Legacy HQ. Outstanding awards continue to remain in effect according to the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the corresponding award documents. There were approximately 13 thousand stock options vested at  March 31, 2026 and December 31, 2025.

The following table summarizes our stock options outstanding at December 31, 2025, and changes during the three months ended March 31, 2026.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2025	13	$5.47	$2.98
Granted	-	-	-
Outstanding, March 31, 2026	13	5.47	2.98

There were no non-vested stock options outstanding at March 31, 2026 or at  December 31, 2025.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $9.98 at March 31, 2026.

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	13	$5.47	2.0	$58

At March 31, 2026, there was unrecognized stock-based compensation expense totaling approximately $1.0 million relating to non-vested restricted stock grants that will be recognized over the next 3.9 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflect the potential dilution of securities that could share in our earnings through the conversion of common shares issuable via outstanding stock options and unvested restricted shares, except where their inclusion would be anti-dilutive. Outstanding common stock equivalents at  March 31, 2026 and  March 31, 2025 totaled approximately 126 thousand and 109 thousand, respectively.

We use the treasury stock method to calculate the diluted common shares outstanding which were as follows:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Weighted average number of common shares used in basic net income per common share	13,873	13,925
Dilutive effects of unvested restricted stock and stock options	23	55
Weighted average number of common shares used in diluted net income per common share	13,896	13,980

Note 10 - Goodwill and Intangible Assets

Goodwill

The table below reflects our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2025	$1,633
Impairment charge during 2026	-
Goodwill balance at March 31, 2026	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at March 31, 2026	$1,633

Indefinite-lived intangible assets

The following table reflects our indefinite-lived intangible assets:

	March 31, 2026			December 31, 2025
(in thousands)	Gross	Accumulated impairment	Net	Gross	Accumulated impairment	Net
Domain name	2,226	-	2,226	2,226	-	2,226
Trade name	3,580	(1,620)	1,960	3,580	(1,620)	1,960
Total indefinite-lived intangible assets	$5,806	$(1,620)	$4,186	$5,806	$(1,620)	$4,186

Finite-lived intangible assets

The following table reflects our finite-lived intangible assets:

		March 31, 2026			December 31, 2025
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization	Net	Gross	Accumulated amortization and impairment	Net
Franchise agreements	8 to 15 years	$25,556	$(8,767)	$16,789	$25,556	$(8,314)	$17,242
Purchased software	7 years	3,200	(2,057)	1,143	3,200	(1,943)	1,257
Internally developed software	5 years	3,125	(1,745)	1,380	3,125	(1,588)	1,537
Total finite-lived intangible assets		$31,881	$(12,569)	$19,312	$31,881	$(11,845)	$20,036

Amortization expense related to intangible assets totaled approximately $724 thousand and $696 thousand for the three months ended  March 31, 2026 and  March 31, 2025, respectively.

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

Some new franchisees financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we do not have the power to direct these entities’ daily operations. If these franchises default on these notes, we bear the risk of loss of the outstanding balance on these notes, less what we could recoup from the potential resale of the repossessed office(s). The balance due from the franchises determined to be VIEs was approximately $6.4 million at  March 31, 2026 and at  December 31, 2025.

Legal Proceedings

From time to time, we are involved in various legal and administrative proceedings. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition or results of operations. There have been no material changes in our legal proceedings as of March 31, 2026.

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

Our effective tax rate for continuing operations during the three months ended  March 31, 2026 and  March 31, 2025 was 14.4 % and 10.5%, respectively. The primary reason for the difference between the statutory federal income tax rate of 21.0% and our effective income tax rate results from federal hiring tax credits. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

We use an intra-period tax allocation to allocate total income tax expense or benefit to the different components of continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Tax benefit allocated to discontinued operations was approximately $3 thousand and $23 thousand for the three months ended  March 31, 2026 and  March 31, 2025, respectively.

Note 13 - Segment Information

Management determined HQI is a single reporting segment. The following table presents significant expenses regularly reviewed by our chief operating decision maker when determining resource allocation and assessing performance:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Total revenue	$6,523	$7,472
Salaries and benefits	(2,185)	(2,629)
Workers' compensation, net	(39)	(28)
Depreciation and amortization	(778)	(734)
Interest income	101	134
Gain on divestiture	248	-
Acquisition related charges, net	-	103
Stock based compensation	(148)	(239)
Interest and other financing expense	(8)	(144)
Provision for credit losses	9	(107)
Other costs, net	(1,890)	(2,224)
Net income before income taxes and discontinued operations	1,833	1,604
Provision for income taxes	(264)	(169)
Loss from discontinued operations, net of tax	(9)	(72)
Net income	$1,560	$1,363

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

Intangible assets associated with discontinued operations consist of a customer list with a net carrying value of approximately $672 thousand at  March 31, 2026 and December 31, 2025.

The net loss from discontinued operations as reported in our Consolidated Statements of Income was comprised of the following amounts:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Revenue	$356	$119
Cost of staffing services	214	27
Gross profit	142	92
Selling, general and administrative expenses	(154)	(187)
Net loss before tax	(12)	(95)
Benefit for income taxes	(3)	(23)
Net loss	$(9)	$(72)

Note 15 - Notes Receivable

Several franchisees borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets.

Notes outstanding, net of allowance for losses, were approximately $6.9 million and $6.7 million as of  March 31, 2026 and December 31, 2025, respectively. Notes receivable generally bear interest at a fixed rate between 6.0% and 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. We report interest income on notes receivable as "Interest income" in our Consolidated Statements of Income. Interest income was approximately $100 thousand and $134 thousand during the three months ended  March 31, 2026 and March 31, 2025, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral historical information, current conditions, and reasonable and supportable forecasts, we have established an allowance of approximately $1.2 million as of March 31, 2026 and  December 31, 2025, respectively, for credit losses.

The following table summarizes our notes receivable balance to franchisees:

(in thousands)	March 31, 2026	December 31, 2025
Notes receivable	$8,147	$7,898
Allowance for losses	(1,226)	(1,226)
Notes receivable, net	$6,921	$6,672

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited consolidated financial statements and the related notes included in Item 1 of Part I of this Quarterly Report on Form 10-Q and with our audited consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. The financial position, results of operations, cash flows and other information included herein are not necessarily indicative of the financial position, results of operations and cash flows that may be expected in future periods. See "Special Note Regarding Forward-Looking Statements" and "Part II - Item 1A. Risk Factors" below for a discussion of uncertainties and assumptions that may cause actual results to differ materially from those expressed or implied in the forward-looking statements. Additionally, we use a non-GAAP financial measure and a key performance indicator to evaluate our results of operations. For important information regarding the use of such non-GAAP measure, including a reconciliation to the most comparable GAAP measure, see the section titled "Use of Non-GAAP Financial Measure: Adjusted EBITDA" below. For important information regarding the use of such key performance indicator, see the section titled “Key Performance Indicator: System-Wide Sales” below.

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

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand for and financial performance of the temporary staffing and permanent placement industry; the financial performance of our franchisees; our franchisees’ and our customers’ ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including increases in the price of oil and gas and any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; workers’ compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution, and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRINetwork, Snelling Staffing, LINK Staffing, Recruit Media, Inc., Dental Power Staffing, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; the possibility that any strategic target will not agree to consummate a transaction or that any such transaction is consummated on different terms than currently anticipated; the possibility that conditions to the completion of a proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals, will not be met; the possibility that we may be unable to achieve expected synergies and operating efficiencies within an expected time frame or at all and to successfully integrate any acquired operations with ours; the possibility that such integration may be more difficult, time-consuming, or costly than expected, or that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following a proposed transaction or the public announcement of a proposed transaction; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; and the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K; and the other factors discussed in this Quarterly Report and our Annual Report.

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

As of March 31, 2026, we had 257 franchisee-owned offices and 1 company-owned office in 39 states, the District of Columbia, and 1 country outside of the United States. We provide employment for an estimated 75 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Income for three months ended March 31, 2026 and March 31, 2025. Percentages reflect the line item as a percentage of total revenue.

	Three months ended
(in thousands except percentages)	March 31, 2026		March 31, 2025
Franchise royalties	$6,061	92.9%	$6,960	93.1%
Service revenue	462	7.1%	512	6.9%
Total revenue	6,523	100.0%	7,472	100.0%
Selling, general and administrative expenses	4,269	65.4%	5,255	70.3%
Depreciation and amortization	778	11.9%	734	9.8%
Income from operations	1,476	22.6%	1,483	19.8%
Other miscellaneous income	16	0.2%	131	1.8%
Interest income	101	1.5%	134	1.8%
Gain on divestiture	248	3.8%	-	0.0%
Interest and other financing expense	(8)	(0.1)%	(144)	(1.9)%
Net income before income taxes	1,833	28.1%	1,604	21.5%
Provision for income taxes	264	4.0%	169	2.3%
Net income from continuing operations	1,569	24.1%	1,435	19.2%
Loss from discontinued operations, net of tax	(9)	(0.1)%	(72)	(1.0)%
Net income	$1,560	23.9%	$1,363	18.2%
Non-GAAP data
Adjusted EBITDA	$2,664	40.8%	$2,799	37.5%

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

●

By excluding other non-recurring charges and gains such as goodwill and intangible asset impairment or gain on divestiture, Adjusted EBITDA provides a basis for measuring financial performance without such items.

In addition, our Revolving Credit Agreement with Bank of America, N.A. (our “Credit Agreement”) requires us to comply with a fixed charge coverage ratio and a leverage ratio, both of which include Adjusted EBITDA substantially as defined above. For all of these reasons, we believe that Adjusted EBITDA provides us, and investors, with information that is relevant and useful in evaluating our business.

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

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Net income	$1,560	$1,363
Interest expense	8	144
Provision for income taxes	264	169
Depreciation and amortization	778	734
EBITDA	2,610	2,410
WOTC related costs	104	150
Non-cash compensation	148	239
Gain on divestiture	(248)	-
Acquisition related charges, net	-	(103)
Write down of notes receivable	50	103
Adjusted EBITDA	$2,664	$2,799

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended March 31, 2026 or the three months ended March 31, 2025. For a description of our revenue recognition practices, please refer to "Note 1 - Overview and Summary of Significant Accounting Policies - Revenue Recognition" in our Annual Report on Form 10-K for the year ended December 31, 2025, which disclosure is incorporated herein by reference.

Total revenue for the three months ended March 31, 2026 was approximately $6.5 million compared to $7.5 million for the three months ended March 31, 2025, a decrease of approximately 12.7%. The decrease in revenue was largely due to the loss of approximately $500 thousand of total revenue in the quarter ended March 31, 2025 related to the MRINetwork assets divestiture and a decline in royalties from the retained Northbound, MRI, and SearchPath franchisees of approximately $360 thousand in the current period. For the three months ended March 31, 2026, there was a $15.8 million or 13.4% decrease in underlying system-wide sales from $118.4 million for the three months ended March 31, 2025 to $102.6 million for the three months ended March 31, 2026. The decrease in system-wide sales was primarily driven by $16.0 million in system-wide sales related to MRINetwork assets divested on January 1, 2026 and a decline in HireQuest Direct of $2.3 million, partially offset by a $1.9 million increase in Snelling/HireQuest.

Franchise Royalties

Franchise royalties for the three months ended March 31, 2026 were approximately $6.1 million, a decrease of approximately 12.9% from $7.0 million for the three months ended March 31, 2025. The decrease in royalties was largely due to the loss of $506  thousand in royalties related to the MRINetwork assets divestiture, and a decrease in HireQuest Direct royalties that approximates the decrease in system-wide-sales. A summary of franchise royalties by brand for the three months ended March 31, 2026 and March 31, 2025 follows:

	Three months ended
(in thousands)	March 31, 2026	March 31, 2025
Franchise royalties from HireQuest Direct	$3,438	$3,587
Franchise royalties from Snelling and HireQuest	2,011	1,953
Franchise royalties from DriverQuest and TradeCorp	194	195
Franchise royalties from HireQuest Health	42	67
Franchise royalties from Northbound, MRI, and SearchPath	376	1,158
Franchise royalties	$6,061	$6,960

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. Fees related to the MRINetwork national advertising fund are also included in service revenue. We do not profit from this fee as it represents pass-though items. As of January 1, 2026, all franchisees that had franchise agreements with the MRINetwork national advertising fund fee were divested to a new entity so going forward service revenue will no longer include such fees as a component. MRINetwork national advertising fund fees were $0 for the three months ended March 31, 2026, compared to $74 thousand for the three months ended March 31, 2025. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vendor programs or IT license blocks. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences. In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the three months ended March 31, 2026 was approximately $462 thousand, a decrease of $50 thousand from the three months ended March 31, 2025, when service revenue was approximately $512 thousand. Interest income on overdue customer accounts receivable, which is included in service revenue was $203 thousand for the three months ended March 31, 2026 and $240 thousand for the three months ended March 31, 2025. Fluctuations in interest generally follow the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Total Operating expenses for the three months ended March 31, 2026 were approximately $4.3 million compared to $5.3 million for the three months ended March 31, 2025. The decrease of $1.0 million was primarily driven by a decrease of $699 thousand in expenses related to the MRINetwork assets divestiture.

Workers' Compensation

Net workers' compensation expense was approximately $39 thousand for the three months ended March 31, 2026, compared to $28 thousand recorded in the three months ended March 31, 2025. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation. Compensation and benefits for the three months ended March 31, 2026 were approximately $2.3 million, a decrease of $535 thousand when compared to $2.9 million for the three months ended March 31, 2025. The decrease in compensation and benefits was primarily driven by the elimination of expenses related to the MRINetwork assets divestiture for the three months ended March 31, 2026, which accounted for $365 thousand in three months ended March 31, 2025.

Depreciation and amortization

Depreciation and amortization for the three months ended March 31, 2026 was approximately $778 thousand compared to $734 thousand for the three months ended March 31, 2025. This increase is primarily the result of increased amortization related to shortening the estimated useful life of the MRI franchise agreements.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended March 31, 2026, other miscellaneous income was approximately $16 thousand, compared to other miscellaneous income of $131 thousand for the three months ended March 31, 2025. During the period ended March 31, 2025, we recognized a gain on the disposal of a franchise business we took control of and then sold to another franchisee in the same period.

Interest income

Interest income for the three months ended March 31, 2026 was approximately $101 thousand compared to $134 thousand for the three months ended March 31, 2025. Interest income represents interest related to the financing of franchised locations.

Gain on divestiture

For the three months ended March 31, 2026, we recognized a $251 thousand gain related to the divestiture of assets related to MRINetwork.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement. Interest and other financing expense decreased from $144 thousand for the three months ended March 31, 2025 to $8 thousand for the three months ended March 31, 2026. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $264 thousand for the three months ended March 31, 2026. Our net ETR for the three months ended March 31, 2026 was 14.4%. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by federal hiring credits, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Income tax expense for the three months ended March 31, 2025 was approximately $169 thousand. Our net ETR for the three months ended March 31, 2025 was 10.5%. The increase in the net ETR was driven by the level of hiring credits applied during the three months ended March 31, 2025.

Discontinued Operations

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of March 31, 2026 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

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

At March 31, 2026, our current assets exceeded our current liabilities by approximately $32.5 million. Our current assets included approximately $1.0 million of cash and $44.7 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of March 31, 2026 included approximately $10.5 million due to our franchisees on pending settlement statements and $2.9 million related to our workers’ compensation claims liability.

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

Operating Activities

During the three months ended March 31, 2026, cash provided by continuing operations was approximately $259 thousand and included net income from continuing operations of approximately $1.6 million, adjusted by non-cash items (primarily depreciation, gain of divestiture of business, and stock-based compensation) of approximately $587 thousand. These provisions were offset by changes in operating assets and liabilities requiring cash (primarily accounts receivable) of approximately $1.9 million. During the three months ended March 31, 2025, cash provided by continuing operating activities was approximately $1.9 million and included net income from continuing operations of approximately $1.4 million, adjusted by non-cash items of approximately $1.3 million (depreciation, deferred taxes. and stock-based compensation). These provisions were partially offset by changes in operating assets and liabilities requiring cash (primarily prepaid expenses) of approximately $770 thousand.

Investing Activities

During the three months ended March 31, 2026, cash used by investing activities was approximately $435 thousand, primarily from cash issued for notes receivable of approximately $398 thousand, and capital contribution to unconsolidated affiliate of approximately $192 thousand. These provisions were offset by cash received from payments on notes receivable of approximately $148 thousand. During the three months ended March 31, 2025, cash provided by investing activities was approximately $316 thousand, primarily from payments on notes receivable of approximately $362 thousand.

Financing Activities

During the three months ended March 31, 2026, cash used by financing activities was approximately $2.7 million and included purchase of treasury stock of approximately $1.9 million and the payment of approximately $838 thousand in dividends. During the three months ended March 31, 2025, cash used by financing activities was approximately $2.3 million and included the payment of dividends totaling approximately $842 thousand and net payments on our revolving line of credit of approximately $1.4 million.

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

The Company intends to utilize the proceeds of any loans made under the Senior Credit Facility for transaction fees and expenses incurred in connection with strategic acquisitions and dispositions, working capital, required letters of credit, and general corporate purposes in accordance with the terms of the Senior Credit Facility.

At March 31, 2026, availability under the Senior Credit Facility was approximately $40.3 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 4.7% and is repriced daily.

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

The extent and duration of these effects cannot be reliably predicted, and the U.S.-Israeli strikes may have other adverse effects on the global economy. The Russian invasion of Ukraine and the resulting economic sanctions imposed by the United States and other countries, along with certain international organizations, continue to impact the global economy, and have given rise to potential global security issues that have adversely affected and may continue to adversely affect international business and economic conditions. Furthermore, the threat of a wider war in the Middle East could further affect oil prices and have other effects on the global economy. Although we have no operations in the Middle East, Russia, or Ukraine, certain of our or our franchisees’ customers may have been or may in the future be impacted by these events. The ongoing effects of the hostilities and sanctions are no longer limited to companies from such regions and have spilled over to and negatively impacted other regional and global economic markets.

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

For the three months ended March 31, 2026, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period.

For the three months ended March 31, 2025, system-wide sales from Northbound, MRI, and SearchPath includes $16.0 million related to MRINetwork assets divested on January 1, 2026.

	Three months ended
(in thousands, except percentages)	March 31, 2026	March 31, 2025	Change
System-wide sales from HireQuest Direct	$49,248	$51,572	(4.5)%
System-wide sales from Snelling and HireQuest	35,547	33,660	5.6%
System-wide sales from DriverQuest and TradeCorp	3,285	3,222	2.0%
System-wide sales from HireQuest Health	781	1,143	(31.7)%
System-wide sales from Northbound, MRI, and SearchPath	13,346	28,675	(53.5)%
System-wide sales from Continuing Operations	102,207	118,272	(13.6)%
System-wide sales from Discontinued Operations	356	119	199.2%
System-wide sales	$102,563	$118,391	(13.4)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the three months ended March 31, 2026:

Franchised offices, December 31, 2024	425
Opened in 2025	7
Closed in 2025	(19)
Franchised offices, December 31, 2025	413
Opened in 2026	2
Closed in 2026	(2)
Divested in 2026	(156)
Franchised offices, March 31, 2026	257

Critical Accounting Estimates

See Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are a “smaller reporting company” as defined by Rule 12b-2 of the Exchange Act, and, as such, are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, management concluded that these disclosure controls and procedures were effective as of the end of such period.

Changes in Internal Control Over Financial Reporting

There was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes from the risk factors we previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the Securities and Exchange Commission on March 31, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In December 2025, our Board of Directors authorized a one-year repurchase plan pursuant to which the Company can repurchase up to $20 million of its outstanding common stock. The program permits repurchases from time to time in the open market, through privately negotiated transactions, or otherwise, in compliance with applicable securities laws and other legal requirements. The timing, manner, price, and amount of any repurchases are determined by management based on market conditions, share price, and other factors. The program does not obligate the Company to acquire any specific number of shares and may be suspended or discontinued at any time.

The table below sets forth information with respect to purchases made by or on behalf of the Company or any "affiliated person" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the three months ended March 31, 2026.

(in thousands, except per share data)	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January, 2026	109	$10.86	146	$18,445
February, 2026	27	10.86	173	18,147
March, 2026	36	10.71	209	17,767
Total	172	10.83

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Hartley, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

/s/ Richard Hermanns	May 12, 2026
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David Hartley	May 12, 2026
David Hartley	Date
Chief Financial Officer