Form 10-Q
period 2026-06-30
HireQuest, Inc.
filed 2026-08-11
CIK 1140102

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of issuer's common stock outstanding at August 10, 2026: 13.9 million

HireQuest, Inc.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

HireQuest, Inc.

Condensed Consolidated Balance Sheets

(unaudited)

(in thousands, except share and par value data)	June 30, 2026	December 31, 2025
ASSETS
Current assets
Cash	$1,640	$3,895
Accounts receivable, net of allowance of $350 thousand and $288 thousand, respectively	48,856	39,281
Notes receivable	1,001	1,073
Prepaid expenses, deposits, and other assets	3,026	3,249
Prepaid workers' compensation	812	848
Total current assets	55,335	48,346
Property and equipment, net	3,964	4,050
Workers’ compensation claims payment deposit	1,273	1,128
Franchise agreements, net	16,336	17,242
Other intangible assets, net	6,439	6,980
Goodwill	1,633	1,633
Investment in unconsolidated affiliate	635	-
Deferred tax asset	1,526	1,868
Other assets	410	279
Notes receivable, net of current portion and allowance of $736 thousand and $1.2 million, respectively	5,148	5,599
Intangible asset held for sale	672	1,102
Total assets	$93,371	$88,227
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$377	$192
Other current liabilities	2,015	2,186
Accrued payroll, benefits, and payroll taxes	1,767	1,800
Due to franchisees	11,602	7,004
Risk management incentive program liability	1,778	1,237
Workers' compensation claims liability	2,689	2,929
Total current liabilities	20,228	15,348
Workers' compensation claims liability, net of current portion	2,000	2,232
Franchisee deposits	2,287	2,326
Total liabilities	24,515	19,906
Commitments and contingencies (Note 11)
Stockholders' equity
Preferred stock - $0.001 par value, 1,000,000 shares authorized; none issued	-	-
Common stock - $0.001 par value, 30,000,000 shares authorized; 13,890,418 and 14,079,692 shares issued, respectively	14	14
Additional paid-in capital	37,604	37,222
Treasury stock, at cost - 0 and 48,849 shares, respectively	-	(146)
Retained earnings	31,238	31,231
Total stockholders' equity	68,856	68,321
Total liabilities and stockholders' equity	$93,371	$88,227

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Income

(unaudited)

	Three months ended		Six months ended
(in thousands, except per share data)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Franchise royalties	$7,586	$7,284	$13,647	$14,245
Service revenue	513	354	975	866
Total revenue	8,099	7,638	14,622	15,111
Selling, general and administrative expenses	3,994	5,861	8,263	11,117
Depreciation and amortization	762	734	1,540	1,469
Income from operations	3,343	1,043	4,819	2,525
Other miscellaneous income	5	28	22	159
Interest income	118	129	218	262
Gain on divestiture	-	-	248	-
Interest and other financing expense	(30)	(71)	(38)	(214)
Net income before income taxes	3,436	1,129	5,269	2,732
Provision for income taxes	684	56	948	224
Net income from continuing operations	2,752	1,073	4,321	2,508
Loss from discontinued operations, net of tax	(60)	(13)	(69)	(85)
Net income	$2,692	$1,060	$4,252	$2,423

Basic earnings (loss) per share
Continuing operations	$0.20	$0.08	$0.31	$0.18
Discontinued operations	-	-	-	(0.01)
Total	$0.20	$0.08	$0.31	$0.17

Diluted earnings (loss) per share
Continuing operations	$0.20	$0.08	$0.31	$0.18
Discontinued operations	(0.01)	-	-	(0.01)
Total	$0.19	$0.08	$0.31	$0.17

Weighted average shares outstanding
Basic	13,786	13,938	13,829	13,932
Diluted	13,810	13,990	13,845	14,001

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Changes in Stockholders’ Equity

(unaudited)

	Common stock
Six months ended (in thousands except per share data)	Shares	Par value	Treasury Stock amount	Additional paid-in capital	Retained earnings	Total stockholders' equity
Balance at December 31, 2025	14,080	$14	$(146)	$37,222	$31,231	$68,321
Stock based compensation	-	-	-	360	-	360
Common stock dividends ($0.12 per share)	-	-	-	-	(1,672)	(1,672)
Restricted common stock granted	81	-	-	-	-	-
Exercise of stock options	4	-	-	22	-	22
Repurchase of shares	(226)	-	-	-	(2,427)	(2,427)
Treasury shares cancelled	(49)	-	146	-	(146)	-
Net income	-	-	-	-	4,252	4,252
Balance at June 30, 2026	13,890	$14	$-	$37,604	$31,238	$68,856

Balance at December 31, 2024	14,073	$14	$(146)	$36,286	$28,650	$64,804
Stock based compensation	-	-	-	479	-	479
Common stock dividends ($0.12 per share)	-	-	-	-	(1,684)	(1,684)
Restricted common stock granted	31	-	-	-	-	-
Net income	-	-	-	-	2,423	2,423
Balance at June 30, 2025	14,104	$14	$(146)	$36,765	$29,389	$66,022

Three months ended
Balance at March 31, 2026	13,940	$14	$-	$37,370	$29,950	$67,334
Stock based compensation	-	-	-	212	-	212
Common stock dividends ($0.06 per share)	-	-	-	-	(833)	(833)
Exercise of stock options	4	-	-	22	-	22
Repurchase of shares	(54)	-	-	-	(571)	(571)
Net income	-	-	-	-	2,692	2,692
Balance at June 30, 2026	13,890	$14	$-	$37,604	$31,238	$68,856

Balance at March 31, 2025	14,077	$14	$(146)	$36,525	$29,171	$65,564
Stock based compensation	-	-	-	240	-	240
Common stock dividends ($0.06 per share)	-	-	-	-	(842)	(842)
Restricted common stock granted	27	-	-	-	-	-
Net loss	-	-	-	-	1,060	1,060
Balance at June 30, 2025	14,104	$14	$(146)	$36,765	$29,389	$66,022

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Cash flows from operating activities
Net income	$4,252	$2,423
Loss from discontinued operations	69	85
Net income from continuing operations	4,321	2,508
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	1,540	1,469
Non-cash interest	13	9
Provision for credit losses	230	150
Stock based compensation	360	479
Deferred taxes	342	289
Gain on divestiture	(248)	-
Gain on disposition of intangible assets	-	(103)
Changes in operating assets and liabilities:
Accounts receivable	(9,636)	(484)
Prepaid expenses, deposits, and other assets	132	(1,114)
Prepaid workers' compensation	36	(275)
Accounts payable	185	96
Risk management incentive program liability	541	695
Other current liabilities	(171)	(41)
Accrued payroll, benefits and payroll taxes	293	535
Due to franchisees	4,598	675
Workers' compensation claim payment deposit	(145)	(125)
Workers' compensation claims liability	(472)	(267)
Net cash provided by operating activities - continuing operations	1,919	4,496
Net cash used in operating activities - discontinued operations	(69)	(85)
Net cash provided by operating activities	1,850	4,411
Cash flows from investing activities
Purchase of property and equipment	(7)	(31)
Proceeds from payments on notes receivable	754	673
Cash issued for notes receivable	(399)	(304)
Capital contribution to unconsolidated affiliate	(192)	-
Purchase of deferred compensation plan investments	(145)	-
Net change in franchisee deposits	(39)	(25)
Net cash (used in) provided by investing activities	(28)	313
Cash flows from financing activities
Payments on term loan payable	-	(88)
Net payments to revolving line of credit	-	(2,496)
Repurchase of shares	(2,427)	-
Payment of dividends	(1,672)	(1,684)
Proceeds from the exercise of stock options	22	-
Net cash used in financing activities	(4,077)	(4,268)
Net (decrease) increase in cash	(2,255)	456
Cash, beginning of period	3,895	2,219
Cash, end of period	$1,640	$2,675
Supplemental disclosure of non-cash investing and financing activities
Notes receivable issued for the sale of intangible assets	$-	$950
Contribution of franchise agreements and net assets for investment in unconsolidated affiliate	$195	$-
Supplemental disclosure of cash flow information
Interest paid	$25	$202
Income taxes paid, net of refunds	$384	$512

See accompanying notes to consolidated financial statements.

HireQuest, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

Note 1 - Overview and Summary of Significant Accounting Policies

Nature of Business

HireQuest, Inc., together with its subsidiaries, (“HQI,” the “Company,” “we,” “us,” or “our”) is a nationwide franchisor of offices providing direct-dispatch, executive search, and commercial staffing solutions primarily in the light industrial and blue-collar segments of the staffing industry. Our franchisees provide various types of temporary personnel through two primary business models operating under the trade names “HireQuest Direct”, “HireQuest”, “Snelling”, “DriverQuest”, “HireQuest Health”, "TradeCorp", "SearchPath", “Northbound Executive Search”, "Management Recruiters International", "Sales Consultants" and "MRI". HireQuest Direct focuses primarily on unskilled and semi-skilled industrial and construction personnel. HireQuest, Snelling and TradeCorp focus primarily on skilled and semi-skilled industrial personnel, clerical and administrative personnel, and permanent placement services. DriverQuest specializes in both commercial and non-CDL drivers serving a variety of industries and applications. HireQuest Health specializes in skilled personnel in the medical and dental industries. Northbound Executive Search, MRI, SearchPath, and Sales Consultants focus on executive placement and consultant services.

On December 1, 2025, HQ MRI Corporation (“HQ MRI”), a wholly-owned subsidiary of the Company, entered into a Contribution Agreement with MRINetwork Operations (“MRINO”), which closed on January 1, 2026. Under this agreement, HQ MRI contributed certain assets and liabilities associated with its permanent placement franchise base, including those necessary for day-to-day operations, in exchange for 40% of the ownership interest in MRINO. The contract-staffing assets of the MRINetwork were excluded from the transaction and retained by HQ MRI. Please refer to Note 2 - Investment in MRINetwork Operations for additional information.

As of  June 30, 2026, we had 251 franchisee-owned offices and 1 company-owned office in 39 states, the District of Columbia, and 1 country outside of the United States. We serve as the employer of record for approximately 75 thousand employees annually, who in turn provide services to thousands of clients in various industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental practices. We provide employment services, marketing, working capital funding, software, and other administrative services to our franchisees.

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

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2025. Results for the interim periods presented are not necessarily indicative of the results expected for the full year or for any other period.

Share Repurchase Plan

From time to time, we repurchase shares of our common stock pursuant to a share repurchase program approved by our Board of Directors. Repurchased shares are initially recorded as treasury stock and are periodically retired and canceled. The excess of the repurchase price over the par value of the shares is allocated to retained earnings in accordance with applicable accounting guidance. Direct costs associated with share repurchases are included as part of the cost of the shares acquired. Repurchased shares that are retired reduce the number of shares issued and outstanding.

Consolidation

The consolidated financial statements include the accounts of HQI and all of its wholly-owned subsidiaries. Intercompany balances and transactions have been eliminated.

U.S. GAAP requires the primary beneficiary of a variable interest entity (“VIE”) to consolidate that entity. To be the primary beneficiary of a VIE, an entity must have both the power to direct the activities that most significantly impact the VIE’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that are significant to the beneficiary. We provide acquisition financing to some of our franchisees that may expose us to losses. This results in some franchisees being considered VIEs. We have evaluated our relationship with each of these franchisees and determined that we are not the primary beneficiary of any of these entities. Accordingly, we have not consolidated these entities.

In addition, in connection with the formation of MRINO on January 1, 2026, we evaluated our investment under U.S. GAAP, including consideration of MRINO’s capitalization and our involvement in providing initial funding. We determined that, while MRINO is a VIE, we do not have the power to direct the activities that most significantly impact MRINO’s economic performance. Accordingly, we are not the primary beneficiary, and the investment is accounted for under the equity method of accounting.

Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Actual results could differ from those estimates.

Significant estimates and assumptions include workers' compensation claim liabilities, the workers' compensation Risk Management Incentive Program, the allowance for credit losses, deferred tax assets and liabilities (including the related income tax provision), the assessment of goodwill and other intangible assets for impairment, stock-based compensation, and the estimated fair value of assets and liabilities acquired in business combinations.

Franchise Royalties

Below are summaries of our franchise royalties disaggregated by business model:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
HireQuest Direct	$3,869	$3,471	$7,307	$7,058
Snelling and HireQuest	2,392	2,029	4,403	3,982
DriverQuest and TradeCorp	216	221	410	416
HireQuest Health	42	58	84	126
Northbound, MRI, and SearchPath	1,067	1,505	1,443	2,663
Total	$7,586	$7,284	$13,647	$14,245

Service revenue, which forms the other component of our total revenue, consists primarily of interest we charge our franchisees on overdue customer accounts receivable, and other fees for optional services we provide our franchisees. We recognize interest income based on the effective interest rate applied to the outstanding principal balance of overdue accounts. We recognize revenue from optional services as we provide them.

Marketing and Advertising

We expense advertising and marketing costs as we incur them. These costs were approximately $290 thousand and $438 thousand during the three months ended June 30, 2026 and  June 30, 2025, respectively, and approximately $658 thousand and $816 thousand during the six months ended June 30, 2026 and  June 30, 2025, respectively. These costs are included in general and administrative expenses.

Recently Adopted Accounting Pronouncements

There were no new accounting pronouncements adopted during the quarter that had a significant impact on our financial statements and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses" which requires additional disaggregation of certain income statement expense captions and addresses investors' requests for more granular information about the composition of expenses included in commonly presented expense captions, such as selling, general and administrative expenses. This ASU is effective for fiscal years beginning after  December 15, 2026, and interim periods beginning after  December 15, 2027. We are currently evaluating the impact this ASU  may have on our consolidated financial statements and related disclosures.

In  September 2025, the FASB issued ASU 2025-06, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 eliminates references to project stages and instead requires an entity to start capitalizing software costs once both of the following criteria have been met: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used for its intended function. ASU 2025-06 is effective for fiscal years beginning after  December 15, 2027 and interim reporting periods within those annual reporting periods. The guidance can be applied prospectively, on a modified basis for in-process projects, or retrospectively, and early adoption is permitted. We are currently evaluating the impact this ASU  may have on our consolidated financial statements and related disclosures.

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

Management does not believe that any other recently issued accounting standards that have not yet been adopted are expected to have a material impact on our consolidated financial statements.

Note 2 - Investment in MRINetwork Operations

Transaction Overview

On January 1, 2026, HQ MRI contributed certain assets associated with the permanent placement franchise base of MRI to MRINO, a newly formed entity, in exchange for a 40% ownership interest. We evaluated our interest under U.S. GAAP and determined that we do not have a controlling financial interest in MRINO and we are not the primary beneficiary of a VIE. Accordingly, the investment is accounted for under the equity method of accounting.

The assets transferred consisted primarily of franchise agreements. In connection with these franchise agreements, we had previously recorded deferred revenue related to nonrefundable upfront franchise fees and capitalized contract costs (broker fees).

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

Post-Formation Funding

At formation, MRINO had limited initial working capital, and it was expected that HQI would provide funding to support initial operations. During the three months ended March 31, 2026, we funded approximately $480 thousand of MRINO-related costs. We evaluated the nature of this funding and determined that the amount representing our proportionate ownership, or approximately $192 thousand, was considered in determining the overall transaction economics from a market participant perspective. Accordingly, this amount was reflected as an adjustment to the gain on divestiture. The remaining portion of the funding of approximately $286 thousand is expected to be reimbursed based on contractual arrangements by MRINO and was recorded as a note receivable as of March 31, 2026.

Gain on Divestiture

We recognized a gain on divestiture of approximately $248 thousand during the six months ended June 30, 2026, which is included in the line item "Gain on divestiture" on our Consolidated Statements of Income. The gain represents the difference between the fair value of the equity interest received, adjusted as described below, and the carrying value of the net assets derecognized.

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

The components of the gain calculation are summarized below (in thousands):

Fair value of equity investment received	$635
Less: carrying value of net assets derecognized	(195)
Less: adjustment for expected formation funding	(192)
Net gain	$248

Equity Method Investment

HQI's investment in MRINO is accounted for under the equity method of accounting. The initial carrying value of the investment was based on the fair value of the equity interest received at the transaction date. As discussed under "Post-Formation Funding" above, the portion of the expected formation funding attributable to HQI's ownership interest was reflected as an adjustment to the gain on divestiture and therefore did not increase the carrying value of the investment.

We report our share of MRINO's results of operations on a three-month lag, as MRINO's financial information is not available on a sufficiently timely basis. Accordingly, during the six months ended June 30, 2026, we recognized our proportionate share of MRINO's results of operations for the three months ended March 31, 2026, which resulted in our recognition of equity method income of approximately $0. In the future, this will be recorded on the line item "Equity in income of unconsolidated affiliate" on our Consolidated Statements of Income.

The carrying value of the investment is adjusted each reporting period for our proportionate share of MRINO's earnings or losses and distributions, if any. As of June 30, 2026, the carrying value of our investment in MRINO was approximately $635 thousand. The components of our investment in MRINO are summarized below (in thousands):

Initial investment	$635
Equity in net loss	-
Investment in unconsolidated affiliate, June 30, 2026	$635

We evaluate events and transactions occurring between MRINO's reporting date and our reporting date for materiality and record adjustments, as necessary, to reflect the impact of any significant intervening events.

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

During the three months ended  June 30, 2026 and June 30, 2025, Jackson Insurance and Bass invoiced HQI approximately $156 thousand and $165 thousand, respectively, for premiums, taxes, and fees related to these insurance policies. During the six months ended  June 30, 2026 and June 30, 2025, Jackson Insurance and Bass invoiced HQI approximately $1.6 million for premiums, taxes, and fees related to these insurance policies. Jackson Insurance and Bass retain a commission of approximately 9% - 15% of premiums.

Insurance Technologies, Inc. ("Insurance Technologies")

Mr. Jackson, Mr. Hermanns, and irrevocable trusts set up by each of them, collectively own a majority of Insurance Technologies, an IT development and security firm. On October 24, 2019, HQI entered into an agreement with Insurance Technologies to add certain cybersecurity protections to its existing information technology systems and to assist in developing future information technology systems within its HQ WebConnect software.

During the three months ended June 30, 2026 and June 30, 2025, Insurance Technologies invoiced HQI approximately $42 thousand and $55 thousand, respectively, for services provided pursuant to this agreement. During the six months ended June 30, 2026 and June 30, 2025, Insurance Technologies invoiced HQI approximately $88 thousand and $146 thousand, respectively, for services provided pursuant to this agreement.

The Worlds Franchisees

Mr. Jackson and immediate family members of Mr. Hermanns have significant ownership interests in certain of our franchisees (the “Worlds Franchisees”). There were 34 Worlds Franchisees at  June 30, 2026 that operated 54 of our 251 franchisee-owned offices.

Other transactions regarding the Worlds Franchisees are summarized below:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Franchise royalties	$2,595	$2,257	$4,883	$4,475

Balances regarding the Worlds Franchisees are summarized below:

(in thousands)	June 30, 2026	December 31, 2025
Due to franchisees	$2,665	$929
Risk management incentive program liability	499	37

Note 4 - Line of Credit and Term Loans

Revolving Credit Agreement with Bank of America, N.A.

On  February 28, 2023 the Company and all of its subsidiaries as borrowers entered into a Revolving Credit Agreement (the "Credit Agreement") with Bank of America, N.A. for a $50,000,000 revolving facility (the “Senior Credit Facility”), which includes a $20,000,000 sublimit for the issuance of standby letters of credit. The Company also has a one-time right, upon at least ten Business Days’ prior written notice to the bank to increase the maximum amount of the Senior Credit Facility to $60 million. As of  June 30, 2026 this has not been exercised. The Senior Credit Facility provides for certain financial covenants including maintaining an Asset Coverage Ratio of at least 1.0:1.0 at all times; maintaining a Total Funded Debt to Adjusted EBITDA Ratio not exceeding 3.0:1.0; and maintaining, on a consolidated basis, a Fixed Charge Coverage Ratio of at least 1.25:1.0. As of  June 30, 2026 we were in compliance with all financial covenants.

Interest will accrue on the outstanding balance of the line of credit at a variable rate equal to (a) the Term SOFR Daily Floating Rate (as defined in the Credit Agreement) plus a margin between 1.00% and 1.75% per annum. In each case, the applicable margin is determined by the Company's Total Funded Debt to Adjusted EBITDA, as defined in the Credit Agreement. At  June 30, 2026 the effective interest rate was approximately 4.7%. The Senior Credit Facility will mature on  February 28, 2028.

At  June 30, 2026, approximately $8.5 million of availability under the Senior Credit Facility was utilized by outstanding letters of credit that secure our obligations to our workers’ compensation insurance carrier, and $500 thousand was utilized by a letter of credit that secures our pay-card funding account. For additional information related to the letter of credit securing our workers’ compensation obligations see Note 6 - Workers’ Compensation Insurance and Reserves.

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

Note 5 - Fair Value of Financial Instruments

The carrying amounts of cash, accounts receivable, and other current assets and current liabilities approximate fair value due to their short-term nature. The carrying amount of notes receivable, net of the allowance for credit losses, approximates fair value because the stated interest rates are intended to reflect current market rates for loans with similar collateral and credit risk characteristics, taking into consideration the limited availability of third-party financing for franchise acquisitions. We maintain company-owned life insurance policies related to our nonqualified deferred compensation plan that are carried at their cash surrender value, which approximates their fair value.

The following table summarizes the carrying amounts of our financial assets and the corresponding fair value hierarchy used in estimating their fair values:

	June 30, 2026
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$1,640	$1,640	$-	$-
Notes receivable	6,149	-	6,149	-
Accounts receivable	48,856	-	48,856	-
Company-owned life insurance policies	393	393	-	-
Total cash and investments	$57,038	$2,033	$55,005	$-

	December 31, 2025
(in thousands)	Total	Level 1	Level 2	Level 3
Cash	$3,895	$3,895	$-	$-
Notes receivable	6,672	-	6,672	-
Accounts receivable	39,281	-	39,281	-
Company-owned life insurance policies	248	248	-	-
Total cash and investments	$50,096	$4,143	$45,953	$-

Note 6 - Workers’ Compensation Insurance and Reserves

We obtain our workers’ compensation insurance through Chubb Limited and ACE American Insurance Company (collectively, “ACE”) in all states in which we operate other than monopolistic jurisdictions. The ACE policies are large deductible policies under which we retain primary responsibility for workers' compensation claims up to a deductible of $500 thousand per incident. ACE provides insurance for covered losses and expenses in excess of $500 thousand per incident. As such, we are effectively self-insured for claims within the deductible layer. Pursuant to our contractual agreements with ACE we must provide a collateral deposit of $ 9.2 million, which we satisfy through a letter of credit issued under our credit facility with Bank of America.  For workers’ compensation claims originating in the monopolistic jurisdictions of North Dakota, Ohio, Washington, and Wyoming, we pay workers’ compensation insurance premiums and obtain full coverage under mandatory state administered programs.

The liability for workers' compensation claims under the large deductible programs includes estimates of reported claims and claims incurred but not reported and is based on information provided by our third-party administrator, historical claim development, including periodic actuarial analyses, and management's estimates. Because the ultimate cost of workers' compensation claims is dependent on future events, our actual losses may differ from the amounts recorded. Our liability is limited to the required insurance premiums based on payroll or hours worked within each jurisdiction. Accordingly, our consolidated financial statements reflect only the mandated workers’ compensation insurance premium liability for workers’ compensation claims in these jurisdictions.

Note 7 - Stockholders’ Equity

Stock Repurchase Plan

In December 2025, our Board of Directors authorized a one-year repurchase plan pursuant to which we can repurchase up to $20 million of our outstanding common stock. All shares repurchased during the six months ended June 30, 2026 were purchased pursuant to our publicly announced stock repurchase plan. Repurchases may be made from time to time in open market or privately negotiated transactions, subject to market conditions and other factors. The program may be modified, suspended or terminated at any time.

The following table summarizes information related to purchases of our common stock during the six months ended June 30, 2026:

(in thousands, except per share data)	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January, 2026	109	$10.86	109	$18,445
February, 2026	27	10.86	27	18,147
March, 2026	36	10.71	36	17,767
April, 2026	51	10.56	51	17,228
May, 2026	3	11.03	3	17,195
June, 2026	-	-	-	17,195
Total	226	10.77

Dividend

The following common share dividends were paid during 2026 and 2025:

Declaration date (total paid in thousands)	Dividend per share	Total paid
March 1, 2025	$0.06	$842
June 1, 2025	0.06	842
September 1, 2025	0.06	844
December 1, 2025	0.06	844
March 1, 2026	0.06	839
June 1, 2026	0.06	833

Treasury Stock Retirement

During the six months ended June 30, 2026, we retired 48,849 shares of treasury stock that had been repurchased in prior periods. These shares were formally cancelled and are no longer classified as treasury stock.

Note 8 - Stock Based Compensation

Employee Stock Incentive Plan

In December 2019, our Board approved the 2019 HireQuest, Inc. Equity Incentive Plan (the "2019 Plan"), which was subsequently approved by shareholders in June 2020. Subject to the terms of the 2019 Plan, equity awards, including restricted stock and stock options, may be granted to employees, directors and consultants.

In September 2019, our Board approved a share purchase match program to encourage ownership and further align the interests of key employees and directors with those of our shareholders. Under this program, we match 20% of any shares of our common stock purchased on the open market by, or granted in lieu of cash compensation to, key employees and directors up to an aggregate value of $25 thousand per individual within any calendar year. These shares vest on the second anniversary of the date on which the matched shares were purchased if the individual is still employed by the Company or still serves as a director and certain other vesting criteria are met.

Restricted Stock Activity

During the first six months of 2026, we granted 4,902 shares of restricted common stock pursuant to the 2019 Plan to members of our Board of Directors for their services in lieu of cash retainers. The awards had a grant-date fair value of approximately $58 thousand and vest over 3 months. Also during the first six months of 2026, we granted 75,000 shares of restricted common stock to key employees for services in lieu of cash compensation. The awards had a grant-date fair value of approximately $893 thousand and vest over 4 years.

Share Purchase Match Program Activity

During the first six months of 2026, we granted 980 shares of restricted common stock pursuant to our stock purchase match program valued at approximately $12 thousand to members of our Board of Directors.

The following table summarizes our restricted stock outstanding at December 31, 2025, and changes during the six months ended June 30, 2026.

(number of shares in thousands)	Shares	Weighted average grant date fair value
Nonvested, December 31, 2025	55	$15.85
Granted	81	11.91
Vested	(38)	13.72
Nonvested, June 30, 2026	98	13.28

Stock Options

Stock options assumed in the merger with Command Center remain outstanding under the terms of the Command Center 2008 Plan, the Command Center 2016 Plan, and the related award documents. There were approximately 9 thousand and 13 thousand vested stock options outstanding at  June 30, 2026 and  December 31, 2025, respectively.

The following table summarizes our stock options outstanding at December 31, 2025, and changes during the six months ended June 30, 2026.

(number of shares in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average grant date fair value
Outstanding, December 31, 2025	13	$5.47	$2.98
Exercised	(4)	5.40	2.82
Outstanding, June 30, 2026	9	5.50	3.05

There were no nonvested stock options outstanding at June 30, 2026 or at  December 31, 2025.

The following table summarizes information about our outstanding stock options, and reflects the intrinsic value recalculated based on the closing price of our common stock of $12.56 at June 30, 2026.

(number of shares and intrinsic value in thousands)	Number of shares underlying options	Weighted average exercise price per share	Weighted average remaining contractual life (years)	Aggregate intrinsic value
Outstanding and exercisable	9	$5.50	2.0	$62

At June 30, 2026, there was unrecognized stock-based compensation expense totaling approximately $865 thousand relating to nonvested restricted stock grants that will be recognized over the next 3.7 years.

Note 9 - Earnings per Share

We calculate basic earnings per share by dividing net income available to common stockholders by the weighted-average number of common shares outstanding during the period. We do not include the impact of any potentially dilutive common stock equivalents in our basic earnings per share calculations. Diluted earnings per share reflects the potential dilution from nonvested restricted stock and outstanding stock options using the treasury stock method when the effect is dilutive. Potential dilutive common shares outstanding at  June 30, 2026 and  June 30, 2025 totaled approximately 107 thousand and 133 thousand, respectively.

We use the treasury stock method to calculate the weighted-average diluted common shares outstanding as follows:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted average number of common shares used in basic net income per common share	13,786	13,938	13,829	13,932
Dilutive effect of nonvested restricted stock and stock options	24	52	16	69
Weighted average number of common shares used in diluted net income per common share	13,810	13,990	13,845	14,001

Note 10 - Goodwill and Intangible Assets

Goodwill

The following table summarizes our goodwill and changes in the carrying value:

(in thousands)
Goodwill balance at December 31, 2025	$1,633
Impairment charge during 2026	-
Goodwill balance at June 30, 2026	$1,633

Goodwill before impairment	$6,428
Accumulated impairment charge	(4,795)
Goodwill balance at June 30, 2026	$1,633

Indefinite-lived intangible assets

The following table summarizes our indefinite-lived intangible assets:

	June 30, 2026			December 31, 2025
(in thousands)	Gross	Accumulated impairment	Net	Gross	Accumulated impairment	Net
Domain name	2,226	-	2,226	2,226	-	2,226
Trade name	3,580	(1,620)	1,960	3,580	(1,620)	1,960
Total indefinite-lived intangible assets	$5,806	$(1,620)	$4,186	$5,806	$(1,620)	$4,186

Finite-lived intangible assets

The following table summarizes our finite-lived intangible assets:

		June 30, 2026			December 31, 2025
(in thousands except useful life)	Estimated useful life	Gross	Accumulated amortization and impairment	Net	Gross	Accumulated amortization and impairment	Net
Franchise agreements	8 to 15 years	$24,635	$(8,299)	$16,336	$25,556	$(8,314)	$17,242
Purchased software	7 years	3,200	(2,171)	1,029	3,200	(1,943)	1,257
Internally developed software	5 years	3,125	(1,901)	1,224	3,125	(1,588)	1,537
Total finite-lived intangible assets		$30,960	$(12,371)	$18,589	$31,881	$(11,845)	$20,036

Amortization expense related to intangible assets totaled approximately $724 thousand and $696 thousand for the three months ended  June 30, 2026 and  June 30, 2025, respectively, and approximately $1.4 million for the six months ended  June 30, 2026 and  June 30, 2025.

Note 11 - Commitments and Contingencies

Franchise Acquisition Indebtedness

Several franchisees have in the past financed the purchase of several offices with promissory notes. In some instances, this financing resulted in certain franchises being considered VIEs. We have determined that we are not required to consolidate these entities because we are not the primary beneficiary of these entities as we do not have the power to direct the activities that most significantly impact their economic performance. If these franchises default on these notes, our maximum exposure to loss primarily consists of the outstanding balances of these notes, net of amounts that may be recovered through the resale of repossessed offices. The outstanding balance of notes receivable from franchisees determined to be VIEs was approximately $5.7 million and $6.4 million at  June 30, 2026 and at  December 31, 2025, respectively.

Legal Proceedings

We are subject to various legal and administrative proceedings arising from time to time in the ordinary course of business. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition, results of operations, or liquidity and capital resources. There have been no material developments in our legal proceedings as of  June 30, 2026.

Note 12 - Income Tax

Our income tax provision during interim periods is based on applying an estimated annual effective income tax rate to year-to-date income, adjusted for discrete tax items recognized during the interim period. The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment including, but not limited to, the expected operating income for the year and changes in tax law and tax rates. The estimates used in computing the provision for income taxes may change as new events occur, more experience is obtained, additional information becomes known, or the tax environment changes.

Our effective tax rate for continuing operations was 19.9 % and 5.0% for the three months ended  June 30, 2026 and  June 30, 2025, respectively, and 18.0 % and 8.2% for the six months ended  June 30, 2026 and  June 30, 2025, respectively. The primary difference between the statutory federal income tax rate of 21.0% and our effective tax rate relates to federal hiring tax credits. Other differences result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation. We use an intra-period tax allocation to allocate total income tax expense or benefit between continuing operations and discontinued operations. This allocation uses a with and without methodology to determine income tax expense for discontinued operations. Income tax benefits allocated to discontinued operations were approximately $19 thousand and $4 thousand for the three months ended  June 30, 2026 and  June 30, 2025, respectively, and approximately $22 thousand and $27 thousand for the six months ended  June 30, 2026 and  June 30, 2025, respectively.

Note 13 - Segment Information

Management determined that the Company operates as a single reporting segment. The following table presents significant expenses regularly reviewed by our chief operating decision maker when allocating resources and assessing segment performance:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Total revenue	$8,099	$7,638	$14,622	$15,111
Salaries and benefits	(2,241)	(2,434)	(4,426)	(5,064)
Workers' compensation, net	(40)	(127)	(79)	(155)
Depreciation and amortization	(762)	(734)	(1,540)	(1,469)
Interest income	118	129	218	262
Gain on divestiture	-	-	248	-
Acquisition related charges, net	-	(929)	-	(846)
Stock based compensation	(212)	(240)	(360)	(479)
Interest and other financing expense	(30)	(71)	(38)	(214)
Provision for credit losses	(230)	(43)	(230)	(150)
Other costs, net	(1,266)	(2,060)	(3,146)	(4,264)
Net income before income taxes and discontinued operations	3,436	1,129	5,269	2,732
Provision for income taxes	(684)	(56)	(948)	(224)
Loss from discontinued operations, net of tax	(60)	(13)	(69)	(85)
Net income	$2,692	$1,060	$4,252	$2,423

Other costs consist primarily of selling, general, and administrative costs and include marketing and advertising, computer expenses, and legal and professional fees.

Note 14 - Discontinued Operations

In connection with the Dubin acquisition, certain acquired assets remain classified as held for sale. When we acquired Dubin, there were two business lines. Dubin Workforce Solutions specialized in temporary labor assignments and the Dubin Group focused on permanent recruiting. We immediately sold the assets of Dubin Workforce Solutions to a new franchisee. There was not a franchisee identified for the Dubin Group portion of the business. Accordingly, we began marketing the franchise and classified it as held for sale immediately upon acquisition. During 2025, we actively solicited but did not receive any reasonable offers to purchase the assets and, in response, adjusted the asking price and increased efforts to grow the customer base. Management remains committed to the plan to sell the business. Although the sale has taken longer than originally anticipated due to market conditions and the absence of acceptable offers, the business continues to be actively marketed at a price management believes is reasonable based on its results of operations, and management expects to complete the sale within the next 12 months.

The intangible asset associated with discontinued operations consists of a customer list with a net carrying value of approximately $672 thousand at  June 30, 2026 and December 31, 2025.

The net loss from discontinued operations as reported in our Consolidated Statements of Income was comprised of the following amounts:

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenue	$99	$181	$455	$301
Cost of staffing services	67	68	281	96
Gross profit	32	113	174	205
Selling, general and administrative expenses	(111)	(130)	(265)	(317)
Net loss before tax	(79)	(17)	(91)	(112)
Benefit for income taxes	(19)	(4)	(22)	(27)
Net loss	$(60)	$(13)	$(69)	$(85)

Note 15 - Notes Receivable

Several franchisees have borrowed funds from us primarily to finance the initial purchase price of office assets, including intangible assets. Notes receivable, net of allowance for credit losses, were approximately $6.1 million and $6.7 million as of  June 30, 2026 and December 31, 2025, respectively. The notes generally bear interest at fixed rates ranging from 6.0% to 10.0%. Notes receivable are generally secured by the assets of each office and the ownership interests in the franchise. Interest income on notes receivable is reported as "Interest income" in our Consolidated Statements of Income. Interest income was approximately $118 thousand and $129 thousand during the three months ended  June 30, 2026 and June 30, 2025, respectively, and approximately $218 thousand and $262 thousand during the six months ended  June 30, 2026 and June 30, 2025, respectively.

We estimate the allowance for credit losses for franchisees separately from the allowance for credit losses from non-franchisees because of the level of detailed sales information available to us with respect to our franchisees. Based on our review of available collateral, historical loss information, current conditions, and reasonable and supportable forecasts, we maintained an allowance for credit losses of approximately $736 thousand and $1.2 million as of June 30, 2026 and  December 31, 2025, respectively. During the three months ended June 30, 2026, we wrote off approximately $640 thousand of notes receivable against the related allowance for credit losses after determining the amounts were uncollectible.

The following table summarizes our notes receivable from franchisees:

(in thousands)	June 30, 2026	December 31, 2025
Notes receivable	$6,885	$7,898
Allowance for credit losses	(736)	(1,226)
Notes receivable, net	$6,149	$6,672

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q and other documents incorporated herein by reference include, and our officers and other representatives may sometimes make or provide, certain estimates and other forward-looking statements within the meaning of the safe harbor provisions of the U.S. Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act, including, among others, statements with respect to future revenue; franchise sales and system-wide sales; net income and Adjusted EBITDA (a non-GAAP Financial Measure); operating results; dividends and shareholder returns; anticipated benefits and synergies of any proposed transaction and future opportunities, including statements regarding value, profitability or growth prospects; cost synergies of any mergers or acquisitions including those we have completed in 2023 and 2024; expected impact of the MRINO transaction; intended office openings or closings; expectations with respect to discontinued operations; expectations of the effect on our financial condition of claims and litigation; strategies for customer retention and growth; strategies for risk management; and all other statements that are not purely historical and that may constitute statements of future expectations. Forward-looking statements can be identified by words such as: “anticipate,” “intend,” “plan,” “goal,” “seek,” “believe,” “project,” “estimate,” “expect,” “strategy,” “future,” “likely,” “may,” “should,” “will,” and similar references to future periods.

While we believe these statements are accurate, forward-looking statements are not historical facts and are inherently uncertain. They are based only on our current beliefs, expectations, and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy, and other future conditions. We cannot assure you that these expectations will materialize, and our actual results may be significantly different. Therefore, you should not place undue reliance on these forward-looking statements. Important factors that may cause actual results to differ materially from those contemplated in any forward-looking statements made by us include the following: the level of demand for and financial performance of the temporary staffing and permanent placement industry; effects of continued geopolitical unrest and regional conflicts, including conflicts in the Middle East; the financial performance of our franchisees; our franchisees’ and our customers’ ability to navigate successfully the challenges posed by instability in the financial and capital markets and the overall economic environment including the impact of increases in the price of oil and gas and any potential recession; changes in customer demand; the extent to which we are successful in gaining new long-term relationships with customers or retaining existing ones, and the level of service failures that could lead customers to use competitors’ services; workers’ compensation expenses that fluctuate from period to period based on the mix of classifications, the level of payroll, recent claims resolution, and cumulative experience; significant investigative or legal proceedings including, without limitation, those brought about by the existing regulatory environment or changes in the regulations governing the temporary staffing and permanent placement industry and those arising from the action or inaction of our franchisees and temporary employees; strategic actions, including acquisitions and dispositions and our success in integrating acquired businesses including, without limitation, successful integration following the acquisitions of Ready Temporary Staffing, TEC Staffing Services, MRINetwork, Snelling Staffing, LINK Staffing, Recruit Media, Inc., Dental Power Staffing, Temporary Alternatives, Inc., and subsequent or smaller acquisitions; the possibility that any strategic target will not agree to consummate a transaction or that any such transaction is consummated on different terms than currently anticipated; the possibility that conditions to the completion of a proposed transaction, including the receipt of any required shareholder approvals and any required regulatory approvals, will not be met; the possibility that we may be unable to achieve expected synergies and operating efficiencies within an expected time frame or at all and to successfully integrate any acquired operations with ours; the possibility that such integration may be more difficult, time-consuming, or costly than expected, or that operating costs, customer loss and business disruption (including, without limitation, difficulties in maintaining relationships with employees, customers, or suppliers) may be greater than expected following a proposed transaction or the public announcement of a proposed transaction; disruptions to our technology network including computer systems and software whether resulting from a cyber-attack or otherwise; natural events such as pandemics, severe weather, fires, floods, and earthquakes, or man-made or other disruptions of our operating systems or the economy including by war or political turmoil; and the factors discussed in the “Risk Factors” section below and in our most recent Annual Report on Form 10-K; and the other factors discussed in this Quarterly Report and our Annual Report.

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

As of June 30, 2026, we had 251 franchisee-owned offices and 1 company-owned office in 39 states, the District of Columbia, and 1 country outside of the United States. We provide employment for an estimated 75 thousand temporary employees annually working for thousands of clients in many industries including construction, healthcare, recycling, warehousing, logistics, auctioneering, manufacturing, hospitality, landscaping, retail, and dental.

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

Results of Operations

Financial Summary

The following table displays our Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025. Percentages reflect the line item as a percentage of total revenue.

	Three months ended				Six months ended
(in thousands except percentages)	June 30, 2026		June 30, 2025		June 30, 2026		June 30, 2025
Franchise royalties	$7,586	93.7%	$7,284	95.4%	$13,647	93.3%	$14,245	94.3%
Service revenue	513	6.3%	354	4.6%	975	6.7%	866	5.7%
Total revenue	8,099	100.0%	7,638	100.0%	14,622	100.0%	15,111	100.0%
Selling, general and administrative expenses	3,994	49.3%	5,861	76.7%	8,263	56.5%	11,117	73.6%
Depreciation and amortization	762	9.4%	734	9.6%	1,540	10.5%	1,469	9.7%
Income from operations	3,343	41.3%	1,043	13.7%	4,819	33.0%	2,525	16.7%
Other miscellaneous income	5	0.1%	28	0.4%	22	0.2%	159	1.1%
Interest income	118	1.5%	129	1.7%	218	1.5%	262	1.7%
Gain on divestiture	-	0.0%	-	0.0%	248	1.7%	-	0.0%
Interest and other financing expense	(30)	(0.4)%	(71)	(0.9)%	(38)	(0.3)%	(214)	(1.4)%
Net income before income taxes	3,436	42.4%	1,129	14.8%	5,269	36.0%	2,732	18.1%
Provision for income taxes	684	8.4%	56	0.7%	948	6.5%	224	1.5%
Net income from continuing operations	2,752	34.0%	1,073	14.0%	4,321	29.6%	2,508	16.6%
Loss from discontinued operations, net of tax	(60)	(0.7)%	(13)	(0.2)%	(69)	(0.5)%	(85)	(0.6)%
Net income	$2,692	33.2%	$1,060	13.9%	$4,252	29.1%	$2,423	16.0%
Non-GAAP data
Adjusted EBITDA	$4,613	57.0%	$3,255	42.6%	$7,278	49.8%	$6,073	40.2%

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

	Three months ended		Six months ended
(in thousands)	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net income	$2,692	$1,060	$4,252	$2,423
Interest expense	30	71	38	214
Provision for income taxes	684	56	948	224
Depreciation and amortization	762	734	1,540	1,469
EBITDA	4,168	1,921	6,778	4,330
WOTC related costs	69	165	173	315
Non-cash compensation	212	240	360	479
Gain on divestiture	-	-	(248)	-
Acquisition related charges, net	-	929	-	846
Write down of notes receivable	164	-	215	103
Adjusted EBITDA	$4,613	$3,255	$7,278	$6,073

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the three months ended June 30, 2026 or the three months ended June 30, 2025. For a description of our revenue recognition practices, please refer to "Note 1 - Overview and Summary of Significant Accounting Policies - Revenue Recognition" in our Annual Report on Form 10-K for the year ended December 31, 2025, which disclosure is incorporated herein by reference.

Total revenue for the three months ended June 30, 2026 was approximately $8.1 million compared to $7.6 million for the three months ended June 30, 2025, an increase of approximately 6.0%. The increase in revenue was largely due to the increase in system-wide sales from both HireQuest Direct and Snelling. There was an $8.1 million or 6.4% decrease in underlying system-wide sales from $125.9 million for the three months ended June 30, 2025 to $117.8 million for the three months ended June 30, 2026. The decrease in system-wide sales was primarily driven by $17.7 million in system-wide sales related to the divestiture of certain assets and liabilities associated with the permanent placement franchisee base of HQ MRI Corporation on January 1, 2026 (the "MRINetwork Assets Divestiture"), partially offset by a $5.2 million increase in system-wide sales of Snelling and a $5.1 million increase in system-wide sales of HireQuest Direct.

Franchise Royalties

Franchise royalties for the three months ended June 30, 2026 were approximately $7.6 million, an increase of approximately 4.1% from $7.3 million for the three months ended June 30, 2025. The increase in royalties was largely due to increased royalties in both HireQuest Direct and Snelling that approximate the increase in system-wide-sales, partially offset by the loss of $620 thousand in royalties as a result of the MRINetwork Assets Divestiture. A summary of franchise royalties by brand for the three months ended June 30, 2026 and June 30, 2025 follows:

	Three months ended
(in thousands)	June 30, 2026	June 30, 2025
Franchise royalties from HireQuest Direct	$3,869	$3,471
Franchise royalties from Snelling and HireQuest	2,392	2,029
Franchise royalties from DriverQuest and TradeCorp	216	221
Franchise royalties from HireQuest Health	42	58
Franchise royalties from Northbound, MRI, and SearchPath	1,067	1,505
Franchise royalties	$7,586	$7,284

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. Fees related to the MRINetwork national advertising fund are also included in service revenue. We do not profit from this fee as it represents pass-though items. As of January 1, 2026, all franchisees that had franchise agreements with the MRINetwork national advertising fund fee were divested to a new entity so going forward service revenue will no longer include such fees as a component. MRINetwork national advertising fund fees were $0 for the three months ended June 30, 2026, compared to $70 thousand for the three months ended June 30, 2025. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vendor programs or IT license blocks. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences. In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the three months ended June 30, 2026 was approximately $513 thousand, an increase of $159 thousand from the three months ended June 30, 2025, when service revenue was approximately $354 thousand, primarily due to an increase of $198 thousand related to liability insurance, partially offset by the loss of MRINetwork national advertising fund fees of $70 thousand as a result of the MRINetwork Assets Divestiture. Interest income on overdue customer accounts receivable, which is included in service revenue was $253 thousand for the three months ended June 30, 2026 and $215 thousand for the three months ended June 30, 2025. Fluctuations in interest income generally follows the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Total operating expenses for the three months ended June 30, 2026 were approximately $4.8 million compared to $6.6 million for the three months ended June 30, 2025. The decrease of $1.8 million was primarily driven by a decrease of $633 thousand in expenses as a result of the MRINetwork Assets Divestiture and $929 thousand in acquisition related charges incurred in the three months ended June 30, 2025.

Workers' Compensation

Net workers' compensation expense was approximately $39 thousand for the three months ended June 30, 2026, compared to $127 thousand recorded in the three months ended June 30, 2025. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers' compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The Company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in a given period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation. Compensation and benefits for the three months ended June 30, 2026 were approximately $2.5 million, a decrease of $222 thousand when compared to $2.7 million for the three months ended June 30, 2025. The decrease in compensation and benefits was primarily driven by the elimination of expenses as a result of the MRINetwork Assets Divestiture, which accounted for $283 thousand in the three months ended June 30, 2025, partially offset by compensation and benefits related to new employees.

Depreciation and amortization

Depreciation and amortization for the three months ended June 30, 2026 was approximately $762 thousand compared to $734 thousand for the three months ended June 30, 2025. This increase is primarily the result of increased amortization related to shortening the estimated useful life of the MRI franchise agreements.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, equity in income or loss of unconsolidated affiliate, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the three months ended June 30, 2026, other miscellaneous income was approximately $5 thousand, compared to $28 thousand for the three months ended June 30, 2025.

Interest income

Interest income for the three months ended June 30, 2026 was approximately $118 thousand compared to $129 thousand for the three months ended June 30, 2025. Interest income represents interest related to the financing of franchised locations.

Equity in income (loss) of unconsolidated affiliate

Equity in income of unconsolidated affiliate for the three months ended June 30, 2026 was approximately $0.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement. Interest and other financing expense decreased from $71 thousand for the three months ended June 30, 2025 to $30 thousand for the three months ended June 30, 2026. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $684 thousand for the three months ended June 30, 2026. Our net ETR for the three months ended June 30, 2026 was 19.9%. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by federal hiring credits, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Income tax expense for the three months ended June 30, 2025 was approximately $56 thousand. Our net ETR for the three months ended June 30, 2025 was 5.0%. The increase in the net ETR was driven by the a higher level of hiring credits applied during the three months ended June 30, 2025.

Discontinued Operations

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer-related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2026 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

Any assets and liabilities of our discontinued operations are presented separately under assets and liabilities, respectively, in our Consolidated Balance Sheets for all periods presented. Similarly, cash flows and the results of operations are also removed from continuing operations in the respective financial statements. In general, assets held-for-sale are not amortized or depreciated, and are measured at the lower of carrying amount or fair value less costs to sell.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

Revenue

Our total revenue consists of franchise royalties and service revenue we receive from our franchises. Revenue would also include staffing revenue with respect to owned locations, when applicable. Once a company-owned office is sold, disposed of, or otherwise classified as held-for-sale, it would not be reflected in revenue and instead reported as “Income from discontinued operations, net of tax.” Revenue does not include any owned locations for the six months ended June 30, 2026 or the six months ended June 30, 2025. For a description of our revenue recognition practices, please refer to "Note 1 - Overview and Summary of Significant Accounting Policies - Revenue Recognition" in our Annual Report on Form 10-K for the year ended December 31, 2025, which disclosure is incorporated herein by reference.

Total revenue for the six months ended June 30, 2026 was approximately $14.6 million compared to $15.1 million for the six months ended June 30, 2025, a decrease of approximately 3.2%. The decrease in revenue was largely due to the loss, in 2026, of approximately $1.3 million of total revenue for the six months ended June 30, 2025 as a result of the MRINetwork Assets Divestiture, partially offset by increases of $249 thousand and $421 thousand in royalties from HireQuest Direct and Snelling respectively. There was a $23.9 million or 9.8% decrease in underlying system-wide sales from $244.3 million for the six months ended June 30, 2025 to $220.4 million for the six months ended June 30, 2026. The decrease in system-wide sales was primarily driven by $33.7 million in system-wide sales as a result of the MRINetwork Assets Divesture, partially offset by increased system-wide sales for Senlling and HireQuest Direct of $7.1 million and $2.8 million, respectively.

Franchise Royalties

Franchise royalties for the six months ended June 30, 2026 were approximately $13.6 million, a decrease of approximately 4.2% from $14.2 million for the six months ended June 30, 2025. The decrease in royalties was largely due to the loss of $1.1 million in royalties as a result of the MRINetwork Assets Divestiture, partially offset by increases in royalties from HireQuest Direct and Snelling of $249 thousand and $421 thousand respectively, for the six months ended June 30, 2026. A summary of franchise royalties by brand for the six months ended June 30, 2026 and June 30, 2025 follows:

	Six months ended
(in thousands)	June 30, 2026	June 30, 2025
Franchise royalties from HireQuest Direct	$7,307	$7,058
Franchise royalties from Snelling and HireQuest	4,403	3,982
Franchise royalties from DriverQuest and TradeCorp	410	416
Franchise royalties from HireQuest Health	84	126
Franchise royalties from Northbound, MRI, and SearchPath	1,443	2,663
Franchise royalties	$13,647	$14,245

Service Revenue

Service revenue consists of interest we charge our franchisees on overdue customer accounts receivable and other miscellaneous fees for optional services we provide. Direct costs to provide certain services are reflected as a reduction in service revenue. As accounts receivable age over 42 days, our franchisees pay us interest on these accounts equal to 0.5% of the amount of the uncollected receivable each 14-day period. All accounts that age beyond 84 days are charged back to the franchisee and no longer incur interest, although some of our franchisees elect to charge back accounts that age over 42 days in order to avoid the interest charge. Fees related to the MRINetwork national advertising fund are also included in service revenue. We do not profit from this fee as it represents pass-though items. As of January 1, 2026, all franchisees that had franchise agreements with the MRINetwork national advertising fund fee were divested to a new entity so going forward service revenue will no longer include such fees as a component. MRINetwork national advertising fund fees were $0 for the six months ended June 30, 2026, compared to $144 thousand for the six months ended June 30, 2025. Service revenue also includes amounts charged for various optional services and cost-sharing arrangements such as bulk vendor programs or IT license blocks. Generally, we do not profit from these arrangements as they represent pass-through items, although there may be timing differences. In addition, there are occasionally classification differences where the cost is embedded in selling, general and administrative expenses.

Service revenue for the six months ended June 30, 2026 was approximately $975 thousand, an increase of $109 thousand from the six months ended June 30, 2025, when service revenue was approximately $866 thousand, primarily due to an increase of $299 thousand related to liability insurance, partially offset by the loss of MRINetwork national advertising fund fees of $144 thousand as a result of the MRINetwork Assets Divestiture. Interest income on overdue customer accounts receivable, which is included in service revenue was $457 thousand for the six months ended June 30, 2026 and $455 thousand for the six months ended June 30, 2025. Fluctuations in interest income generally follows the mix of aged accounts in our accounts receivable, although relatively few age over 42 days and result in service revenue for us. Many of our franchisees have elected to charge back accounts early in order to avoid or reduce the interest charge. Therefore, there will not be a proportionally large increase in service revenue even when there is a large increase in accounts receivable. We pride ourselves on maintaining quality, creditworthy customers who pay timely. We view the imposition of higher interest rates on aged accounts receivable to serve as an incentive for our franchisees to select credit-worthy customers. Service revenue is expected to fluctuate from quarter-to-quarter.

Operating Expenses

Total Operating expenses for the six months ended June 30, 2026 were approximately $9.8 million compared to $12.6 million for the six months ended June 30, 2025. The decrease of $2.8 million was primarily driven by a decrease of $1.3 million in expenses as a result of the MRINetwork Assets Divestiture and $846 thousand in acquisition related charges incurred in the six months ended June 30, 2025.

Workers' Compensation

Net workers' compensation expense was approximately $78 thousand for the six months ended June 30, 2026, compared to $155 thousand recorded in the six months ended June 30, 2025. Our workers' compensation reserves provide benefits following a workplace injury. Benefits are usually statutory in nature and are generally provided in partial or complete replacement of the injured worker’s recourse to the liability system. Payments may include medical treatment, rehabilitation, lost wages, and survivor benefits. Workers' compensation rating is typically based on job classification, and our workers fall in hundreds of classifications. Annually, we use third-party actuaries to ensure that the overall ratings are sound, that individual insurer rates are adequate, and that individual risks receive a fair rate that reflects both the characteristics of the job classification and the Company's risk experience. The Company pays premiums, actual claims, and establishes reserves for future claims. In turn we charge our franchises a percentage of payroll as determined by our workers' compensation carrier, plus or minus certain incentives and charges we provide for good or bad workers' compensation claims history. The overall charge is an estimate of the fully developed future costs and may not always coincide with the actual costs we incur resulting in expense or benefit in each period. Over the long-term, our workers' compensation expense should equal the amounts we collect from franchisees and essentially be a pass-through cost. In the short-term, we cannot accurately predict the effects of workers' compensation in specific future periods, and historical trends are not indicative of future results.

Compensation and Benefits

Compensation-related expenses include wages, payroll taxes, benefits, and stock-based compensation. Compensation and benefits for the six months ended June 30, 2026 were approximately $4.8 million, a decrease of $756 thousand when compared to $5.5 million for the six months ended June 30, 2025. The decrease in compensation and benefits was primarily driven by the elimination of expenses as a result of the MRINetwork Assets Divestiture for the six months ended June 30, 2026, which accounted for $648 thousand in the six months ended June 30, 2025.

Depreciation and amortization

Depreciation and amortization for the six months ended June 30, 2026 increased $71 thousand and was approximately $1.5 million for both the six months ended June 30, 2026 and June 30, 2025. This increase is primarily the result of increased amortization related to shortening the estimated useful life of the MRI franchise agreements.

Other Income and Expense

Other income and expense consists of interest income on notes receivable, equity in income or loss of unconsolidated affiliate, rent received from sub-tenants, and other non-operating income and expense.

Other miscellaneous income (expense)

For the six months ended June 30, 2026, other miscellaneous income was approximately $22 thousand, compared to $159 thousand for the six months ended June 30, 2025. During the period ended June 30, 2025, we recognized a gain on the disposal of a franchise business we took control of and then sold to another franchisee in the same period.

Interest income

Interest income for the six months ended June 30, 2026 was approximately $218 thousand compared to $262 thousand for the six months ended June 30, 2025. Interest income represents interest related to the financing of franchised locations.

Equity in income (loss) of unconsolidated affiliate

Equity in income of unconsolidated affiliate for the six months ended June 30, 2026 was approximately $0.

Gain on divestiture

For the six months ended June 30, 2026, we recognized a $248 thousand gain as a result of the MRINetwork Assets Divestiture.

Interest and other financing expense

Interest and other financing expense relates primarily to the Credit Agreement. Interest and other financing expense decreased from $214 thousand for the six months ended June 30, 2025 to $38 thousand for the six months ended June 30, 2026. Interest and other financing expense will fluctuate as we utilize the line of credit for acquisitions or other short-term liquidity needs. The decrease in interest expense is consistent with the decrease in the outstanding line of credit balance.

Provision for income tax

Income tax expense was approximately $948 thousand for the six months ended June 30, 2026. Our net ETR for the six months ended June 30, 2026 was 18.0%. We estimate an annual projected effective tax rate ("ETR") for the year to determine income tax expense or benefit in the interim periods. The estimated annual ETR does not include tax effects from significant unusual or infrequently occurring items. Such items are accounted for discretely during the period in which they occur. The ETR is primarily driven by federal hiring credits, which is included as part of income tax expense because it can be claimed only on the income tax return and can be realized only through the existence of taxable income. Other significant items affecting our tax rate result from state income taxes, certain non-deductible expenses, and tax effects of stock-based compensation.

Income tax expense for the six months ended June 30, 2025 was approximately $224 thousand. Our net ETR for the six months ended June 30, 2025 was 8.2%. The increase in the net ETR for the six months ended June 30, 2026 was driven by a higher level of hiring credits applied during the six months ended June 30, 2025.

Discontinued Operations

Following our acquisition of Dubin, we divided their operations into separate businesses and sold certain customer-related assets of one of the acquired locations to a new franchisee. The remaining assets related to the operations of the other acquired location (in Philadelphia) have not been sold and as of June 30, 2026 remain classified as held-for-sale. In the meantime, we operate this Philadelphia location as company-owned, although all operations are presented as part of discontinued operations.

The assets and liabilities of our discontinued operations are presented separately under assets and liabilities , respectively, in our Consolidated Balance Sheets for all periods presented. Similarly, cash flows and the results of operations are also removed from continuing operations in the respective financial statements. In general, assets held-for-sale are not amortized or depreciated, and are measured at the lower of carrying amount or fair value less costs to sell.

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

At June 30, 2026, our current assets exceeded our current liabilities by approximately $35.1 million. Our current assets include approximately $1.6 million of cash and $48.9 million of net accounts receivable, which our franchisees have billed to customers and which we own in accordance with our franchise agreements. Our largest current liabilities as of June 30, 2026 included approximately $11.6 million due to our franchisees on pending settlement statements and $2.7 million related to our workers’ compensation claims liability.

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

Operating Activities

During the six months ended June 30, 2026, cash provided by continuing operations was approximately $1.9 million and included net income from continuing operations of approximately $4.3 million, adjusted by non-cash items (primarily depreciation, gain of divestiture of business, deferred taxes, and stock-based compensation) of approximately $2.2 million. These provisions were offset by changes in operating assets and liabilities requiring cash (primarily accounts receivable) of approximately $4.6 million. During the six months ended June 30, 2025, cash provided by continuing operating activities was approximately $4.5 million and included net income from continuing operations of approximately $2.5 million, adjusted by non-cash items of approximately $2.3 million (depreciation, deferred taxes. and stock-based compensation). These provisions were partially offset by changes in operating assets and liabilities requiring cash (primarily prepaid expenses) of approximately $305 thousand.

Investing Activities

During the six months ended June 30, 2026, cash used by investing activities was approximately $28 thousand, primarily from cash issued for notes receivable of approximately $399 thousand, and capital contribution to unconsolidated affiliate of approximately $192 thousand. These provisions were offset by cash received from payments on notes receivable of approximately $754 thousand. During the six months ended June 30, 2025, cash provided by investing activities was approximately $313 thousand, primarily from payments on notes receivable of approximately $673 thousand, net of cash issued for notes receivable of approximately $304 thousand.

Financing Activities

During the six months ended June 30, 2026, cash used by financing activities was approximately $4.1 million and included repurchase of shares of approximately $2.4 million and the payment of approximately $1.7 million in dividends. During the six months ended June 30, 2025, cash used by financing activities was approximately $4.3 million and included the payment of dividends totaling approximately $1.7 million and net payments on our revolving line of credit of approximately $2.5 million.

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

At June 30, 2026, availability under the Senior Credit Facility was approximately $41.0 million based on eligible collateral, less letter of credit reserves, bank product reserves, and current advances, assuming continued covenant compliance. Our all-in-rate of borrowing was 4.7% and is repriced daily.

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

For the six months ended June 30, 2026, nearly all of our offices were franchised with the only exceptions being a portion of the Dubin operations acquired in the first quarter of 2022. The following table reflects our system-wide sales broken into its components for each period indicated. The Dubin operations are presented in the consolidated financial statements as discontinued operations because they are considered held-for-sale, but their system-wide sales are reflected along with all other offices in the table below. Percentages indicate the change in system-wide sales relative to the comparable prior period.

For the six months ended June 30, 2026, system-wide sales from Northbound, MRI, and SearchPath included $33.7 million related to the MRINetwork Assets Divestiture.

	Three months ended			Six months ended
(in thousands, except percentages)	June 30, 2026	June 30, 2025	Change	June 30, 2026	June 30, 2025	Change
System-wide sales from HireQuest Direct	$59,295	$54,204	9.4%	$108,543	$105,776	2.6%
System-wide sales from Snelling and HireQuest	40,844	35,612	14.7%	76,391	69,272	10.3%
System-wide sales from DriverQuest and TradeCorp	3,437	3,673	(6.4)%	6,722	6,895	(2.5)%
System-wide sales from HireQuest Health	715	1,047	(31.7)%	1,496	2,190	(31.7)%
System-wide sales from Northbound, MRI, and SearchPath	13,411	31,146	(56.9)%	26,757	59,821	(55.3)%
System-wide sales from Continuing Operations	117,702	125,682	(6.3)%	219,909	243,954	(9.9)%
System-wide sales from Discontinued Operations	99	181	(45.3)%	455	300	51.7%
System-wide sales	$117,801	$125,863	(6.4)%	$220,364	$244,254	(9.8)%

Number of Offices

We examine the number of offices we open and close every period. The number of offices is directly tied to the amount of royalty and service revenue we earn. We count a location as an office if it has a physical location and is generating revenue.

The following table accounts for the number of offices opened and closed or consolidated during the six months ended June 30, 2026:

Franchised offices, December 31, 2024	425
Opened in 2025	7
Closed in 2025	(19)
Franchised offices, December 31, 2025	413
Opened in 2026	1
Closed in 2026	(5)
Divested in 2026	(158)
Franchised offices, June 30, 2026	251

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

Changes in Internal Control Over Financial Reporting

There was no change to the Company's internal control over financial reporting that occurred during the Company's quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are subject to various legal and administrative proceedings arising from time to time in the ordinary course of business. Based on information currently available to us, we do not expect material uninsured losses to arise from any of these matters. We believe the outcome of these matters, even if determined adversely, will not have a material adverse effect on our business, financial condition, results of operations, or liquidity and capital resources.

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

The table below sets forth information with respect to purchases made by or on behalf of the Company or any "affiliated person" (as defined in Rule 10b-18(a)(3) under the Exchange Act) of our common stock during the six months ended June 30, 2026.

(in thousands, except per share data)	Total shares purchased	Average price per share	Total number of shares purchased as part of publicly announced plan	Approximate dollar value of shares that may yet be purchased under the plan
January, 2026	109	$10.86	109	$18,445
February, 2026	27	10.86	27	18,147
March, 2026	36	10.71	36	17,767
April, 2026	51	10.56	51	17,228
May, 2026	3	11.03	3	17,195
June, 2026	-	-	-	17,195
Total	226	10.77

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Richard Hermanns, Chief Executive Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of David Hartley, Chief Financial Officer of HireQuest, Inc. pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

/s/ Richard Hermanns	August 10, 2026
Richard Hermanns	Date
President and Chief Executive Officer

/s/ David Hartley	August 10, 2026
David Hartley	Date
Chief Financial Officer